Form 10-Q
period 2002-09-30
PARTHUSCEVA INC
filed 2002-12-16
CIK 1173489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                                          to

Commission File Number: 000-49842

PARTHUSCEVA, INC.
Exact Name of Registrant as Specified in Its Charter

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 150, San Jose, California	95110-1002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 514-2900

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,040,738 shares of common stock, $0.001 par value, as of December 13, 2002

CERTIFICATIONS

INTRODUCTION

This Quarterly Report on Form 10-Q contains the financial statements and Management’s Discussion and Analysis for the DSP cores licensing business of ParthusCeva for the quarter ended September 30, 2002. This business was part of DSP Group, Inc. until November 1, 2002, on which date (1) DSP Group contributed this business to ParthusCeva (formerly known as Ceva, Inc.), which was then a wholly owned subsidiary of DSP Group; (2) DSP Group distributed all of the existing common stock of ParthusCeva to the stockholders of DSP Group; and (3) ParthusCeva immediately thereafter combined with Parthus Technologies plc. These transactions are described in detail in the Report on Form 8-K of ParthusCeva dated November 1, 2002, as amended, as well as the Registration Statement on Form S-1 of ParthusCeva filed on October 30, 2002. This discussion assumes that the DSP cores licensing business had operated as a stand-alone entity for the periods presented. This discussion does not give effect to the combination of this business with Parthus.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31, 2001	September 30, 2002
	Note 1c	(unaudited)
ASSETS
CURRENT ASSETS:
Trade receivables	$8,115	$8,181
Other accounts receivable and prepaid expenses	319	3,104
Deferred income taxes	240	240
Inventories	50	60

Total current assets	8,724	11,585

LONG-TERM INVESTMENT:
Severance pay fund	1,084	1,234
Long-term lease deposits	190	167

	1,274	1,401

PROPERTY AND EQUIPMENT, NET	2,199	2,336

Total assets	$12,197	$15,322

LIABILITIES, STOCKHOLDERS’ EQUITY AND PARENT COMPANY INVESTMENT
CURRENT LIABILITIES:
Trade payables	$707	$935
Employees and payroll accruals	2,006	1,274
Income tax payable	3,496	1,201
Accrued expenses	519	543
Deferred revenues	—	245

Total current liabilities	6,728	4,198

ACCRUED SEVERANCE PAY	1,124	1,256

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY AND PARENT COMPANY INVESTMENT:
Common Stock:
$ 0.001 par value: 100,000,000 shares authorized at December 31, 2001, and September 30, 2002; 20,000,000 shares issued and outstanding at December 31, 2001 and September 30, 2002	20	20
Parent Company’s investment	4,325	9,848
Retained earnings	—	—

Total stockholders’ equity and parent Company investment	4,345	9,868

Total liabilities, stockholders’ equity and parent company investment	$12,197	$15,322

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2001	2002	2001	2002
	(unaudited)
Revenues:
License and royalties	$17,583	$10,915	$6,917	$3,921
Technical support, maintenance and other	3,217	2,619	895	931

Total revenues	20,800	13,534	7,812	4,852

Cost of revenues	951	938	344	322

Gross profit	19,849	12,596	7,468	4,530

Operating expenses:
Research and development, net	3,979	4,624	1,291	1,408
Sales and marketing	1,984	2,227	654	734
General and administrative	2,163	2,367	809	1,013

Total operating expenses	8,126	9,218	2,754	3,155

Operating income	11,723	3,378	4,714	1,375
Financial income, net	346	75	125	25

Income before taxes on income	12,069	3,453	4,839	1,400
Taxes on income	2,802	961	1,679	419

Net income	$9,267	$2,492	$3,160	$981

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND PARENT COMPANY INVESTMENT

U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Parent company investment	Retained earnings	Total stockholders’ equity and parent company investment
	Shares	Amount
Balance as of January 1, 2001 (Note 1c)	20,000,000	$20	$2,000	$—	$2,020
Net income (unaudited)	—	—	—	9,267	9,267
Capital return to Parent Company (unaudited)	—	—	—	(9,267)	(9,267)
Contribution from Parent Company (unaudited)	—	—	3,506	—	3,506

Balance as of September 30, 2001 (unaudited)	20,000,000	$20	$5,506	$—	$5,526

	Common stock		Parent company investment	Retained earnings	Total stockholders’ equity and parent company investment
	Shares	Amount
Balance as of January 1, 2002 (Note 1c)	20,000,000	$20	$4,325	$—	$4,345
Net income (unaudited)	—	—	—	2,492	2,492
Capital return to Parent Company (unaudited)	—	—	—	(2,492)	(2,492)
Contribution from Parent Company (unaudited)	—	—	5,523	—	5,523

Balance as of September 30, 2002 (unaudited)	20,000,000	$20	$9,848	$—	$9,868

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2001	2002
	(unaudited)
Cash flows from operating activities:
Net income	9,267	2,492
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	477	697
Increase in trade receivables	(2,468)	(66)
Increase in other accounts receivable and prepaid expenses	(68)	(2,785)
Increase in inventories	(9)	—
Increase in deferred income taxes	(69)	(10)
Increase in trade payables	194	228
Increase in deferred revenues	56	245
Increase (decrease) in employees and payroll accruals	120	(732)
Increase (decrease) in accrued expenses	(56)	24
Decrease in income tax payable	(636)	(2,295)
Increase (decrease) in accrued severance pay, net	39	(18)

Net cash provided by (used in) operating activities	6,847	(2,220)

Cash flows from investing activities:
Purchase of property and equipment	(986)	(834)
Investment in long term lease deposits, net	(100)	23

Net cash used in investing activities	(1,086)	(811)

Cash flows from financing activities:
Capital return to Parent Company	(9,267)	(2,492)
Contribution from Parent Company	3,506	5,523

Net cash provided by (used in) financing activities	(5,761)	3,031

Changes in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the year	—	—

Cash and cash equivalents at the end of the year	$—	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTE 1: -	General

	a.	Background:

ParthusCeva, Inc. (formerly known as Ceva, Inc.) (the “Company”) is engaged in the development and license of designs for programmable Digital Signal Processor cores (“DSP Cores”). These financial statements do not give effect to the combination of the Company with Parthus Technologies plc (“Parthus”) on November 1, 2002, as described below.

A programmable DSP Core is a special purpose, software-controlled processor that, through complex mathematical calculations, analyzes, manipulates and enhances voice, audio and video signals. The programmable DSP Cores that the Company designs are used as the central processor in semiconductor chips made for specific applications. These chips are used in a wide variety of electronic devices, including digital cellular telephones, modems, hard disk drives, MP3 players and digital cameras, and are critical to the performance of the electronic products in which they are used.

The Company licenses its software to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to system original equipment manufacturers (OEMs) of a variety of electronic products. The Company also licenses its software directly to system OEMs.

The Company was incorporated in Delaware in November 1999 and, until November 1, 2002, was a wholly owned subsidiary of DSP Group Inc. (the “Parent”). The Company was incorporated under the name DSP Cores, Inc. and changed its name to Corage, Inc. in 2001 and changed its name again to Ceva, Inc. in April 2002. The Company had no business or operations prior to the transfer of the DSP Core licensing business and operations from the Parent.

On November 1, 2002, the Parent completed the spin-off (the “Spin-off”) of its DSP Cores licensing division to the Company, and immediately thereafter the Company combined with (the “Combination”) Parthus.

The Spin-off and the Combination were governed by a Combination Agreement, dated as April 4, 2002, and amended as of August 29, 2002, by and among the Parent, Parthus and the Company (the “Combination Agreement”). The Spin-off was completed by means of a Separation Agreement by and among the Parent, the Company, and certain of their respective subsidiaries; a Technology Transfer Agreement between DSP Group, Ltd. (a wholly-owned subsidiary of the Parent) and Corage Ltd. (a wholly-owned subsidiary of the Company); a Tax Indemnification and Allocation Agreement between the Parent and the Company; and a Transition Services Agreement between DSP Group, Ltd. and Corage, Ltd.; each dated as of November 1, 2002.

Under the terms of the Spin-off, the Parent contributed its DSP Cores licensing division to the Company in exchange for common stock of the Company and distributed all of the common stock of the Company it held to the Parent’s stockholders of record as of October 31, 2002. The Company then immediately acquired Parthus and issued common stock to the former Parthus shareholders and the Company changed its name to ParthusCeva, Inc. Pursuant to the terms agreed to by the parties, as part of the assets contributed to the Company, DSP Group also contributed a sum of $40 million plus cash equal to the amount by which the transaction costs of the Spin-off and Combination exceeded $2 million, and Parthus made a $60 million capital repayment to its shareholders immediately prior to the Combination. The Parent received private letter rulings from the IRS to the effect that, among other things, the Spin-off was tax-free under Section 355 of the Internal Revenue Code of 1986 for federal income tax purposes, except with respect to cash received in lieu of fractional shares.

At the effective time of the Spin-off, stockholders of record of the Parent on October 31, 2002, received one share of common stock of the Company for every three shares of the Parent’s common stock held by them on that date. Fractional shares were not issued. Instead, fractional interests were aggregated and sold on the market on the first day after the closing of the transactions, and cash in lieu of fractional shares was distributed ratably to the Parent’s stockholders who would otherwise have received a fraction of a share of the Company’s common stock. The distribution was made to the Parent’s stockholders without payment of any consideration or the exchange of any shares by the Parent’s or the Company’s stockholders. At the effective time of the Combination, each shareholder of Parthus received 0.015141 shares of the Company’s common stock for each ordinary share of Parthus held by them (0.15141 shares per Parthus ADS) on October 31, 2002, the record date for the Combination.

b.	Basis of presentation:

These financial statements reflect the transfer by the Parent of the DSP Cores licensing business and operations and the related assets and liabilities of such business and operations to the Company immediately prior to the spin-off of the Company to the shareholders of the Parent (the “Separation”).

The Company’s financial statements include the licensing business and operations of the Parent which have been carved out from the financial statements of the Parent using the historical results of operations and historical bases of the assets and liabilities of the DSP Group business that it comprises. The consolidated financial statements reflect the assets, liabilities, results of operations, financial positions, changes in stockholders’ equity, Parent company investment, and cashflows (the “Company’s Business”) as if the Company and its subsidiaries were separate entities for all periods presented. The balances of the assets and liabilities presented in the accompanying financial statements are not necessarily indicative of the balances of the assets and liabilities to be transferred upon the Separation.

NOTE 1:–	General (CONT.)

Changes in Parent investment represent the Parent’s contribution of its net investment after giving effect to the net income of the Company plus net cash transfers to or from the Parent. Based on the Separation Agreement and related documents between the Company, the Parent and certain of the Parent subsidiaries, upon the Separation, Parent and the Company shall jointly calculate the net investment account and the Company shall pay to Parent, or Parent shall pay to the Company, as the case may be, the net amount thereof.

The Company will begin accumulating its retained earnings on the date on which the Parent transfers to the Company all of the assets and liabilities relating to the Company’s Business.

The transfer of assets, liabilities and operations of the Company’s Business from the Parent is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company have been restated to include the Company Business as if it had always been operated as a separate entity.

Additionally, the consolidated financial statements include allocations of certain DSP Group, Inc. corporate headquarters’ assets, liabilities and expenses relating to the Company’s Business. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Company’s subsidiaries have been eliminated.

The Company utilized services from certain employees of DSP Group in Japan and France who performed marketing and technical support activities and whose costs were allocated to the Company.

The statements of income include the costs directly attributable to the Company’s Business, including charges for shared facilities, functions and services used by the Company’s Business. Certain costs and expenses have been allocated based on management’s estimates of the costs of services provided to the Company’s Business. Such costs include research and development costs, sales and general and administrative expenses. These allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Payroll and related expenses, such as vacation, bonuses and compensation expenses, relating to the Company’s sales and marketing and research and development activities were attributed on a specific identification basis. Depreciation expenses were attributed based on the specific fixed assets attributed to the Company. General and administrative expenses, including corporate and officers’ salaries and related expenses, were attributed to the Company based on weighted ratio composed of the percentage of time that each of the administration employees spent on the Company’s activities. Rent, maintenance and other administrative expenses were attributed based on the relevant ratios, such as square footage and headcount ratios. Other general and administrative expenses, such as legal and accounting fees, were attributed based on management estimations.

NOTE	1: – General (CONT.)

Management believes that the foregoing allocations were made on a reasonable basis and would not have been materially different if the Company had operated as a stand alone entity for all periods presented; however, the allocations of costs and expenses do not necessarily indicate the costs that will have been or will be incurred by the Company on a stand-alone basis.

Also, the financial information included in the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position and results of operations would have been had it been a separate, stand-alone company during the periods presented.

Interest income shown in the consolidated financial statements reflects the interest income associated with the aggregate Parent company investment amount and is based on the Company’s operating income for each period, using weighted average interest rates for the applicable period of 3.51% and 2.5% on an annual basis for the periods ended September 30, 2001 and September 30, 2002, respectively.

All of the Company’s net income recorded during the periods presented was returned to the Parent as part of the Parent’s company investment account.

c.
The consolidated balance sheet as of December 31, 2001 and the balances of stockholders’ equity and Parent company investment as of December 31, 2000 and 2001, are derived from the audited consolidated financial statements as of December 31, 2001.

d.	For major customers – see Note 4(b).

NOTE	2:– SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2001, contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 30, 2002 (Registration No. 333-97353), have been applied consistently in these financial statements.

NOTE	3:– UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE	4:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one industry segment, the development and license of designs for programmable Digital Signal Processors (DSP) (See Note 1 for a brief description of the Company’s Business), and follows the requirements of Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”).

The following is a summary of operations within geographic areas:
	Nine months ended September 30,
	2001	2002
	(Unaudited)
Revenues based on customer location:
United States	$8,481	$4,934
Japan	2,670	881
Europe	6,385	3,094
Asia (Excluding Japan and Israel)	3,229	2,722
Israel	35	1,903
	$20,800	$13,534

	September 30,
	2001	2002
	(Unaudited)
Long-lived assets by geographical region
United States	$45	$33
Israel	2,110	2,363
Other	63	107
	$2,218	$2,503

NOTE 4:-    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

b.	Major customer data as a percentage of total revenues:
	Nine months ended September 30,
	2001	2002
	(Unaudited)
Customer A	*) —	13%
Customer B	*) —	13%
Customer C	*) —	11%
Customer E	29%	*) —
Customer F	15%	*) —
Customer G	15%	*) —

*)	Represents a percentage lower than 10%.

NOTE 5:-    SHARE CAPITAL

In April 2002, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation which became effective in connection with the Combination providing for, among other things, (i) the authorization of one hundred five million (105,000,000) shares of the Company’s Common Stock, and (ii) the authorization of five million (5,000,000) shares of preferred stock with rights, preferences and privileges to be designated and established by the Board of Directors.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

INTRODUCTION

This Quarterly Report on Form 10-Q contains the financial statements and Management’s Discussion and Analysis for the DSP cores licensing business of ParthusCeva for the three- and nine-month periods ended September 30, 2002. This business was part of DSP Group, Inc. until November 1, 2002, on which date (1) DSP Group contributed this business to ParthusCeva (formerly known as Ceva, Inc.), which was then a wholly owned subsidiary of DSP Group; (2) DSP Group distributed all of the existing common stock of ParthusCeva to the stockholders of DSP Group; and (3) ParthusCeva immediately thereafter combined with Parthus Technologies plc. These transactions are described in detail in the Report on Form 8-K of ParthusCeva dated November 1, 2002, as amended, as well as the Registration Statement on Form S-1 of ParthusCeva filed on October 30, 2002. This discussion assumes that the DSP cores licensing business had operated as a stand-alone entity for the periods presented. This discussion does not give effect to the combination of this business with Parthus.

On the date hereof, ParthusCeva is also filing an amendment to its Report on Form 8-K dated November 1, 2002 containing the financial statements of the business acquired in the combination with Parthus Technologies and the related pro forma combined financial statements for the combined entity for the three-month and nine-month periods ended September 30, 2002.

The financial statements and discussion presented in this report reflect the separation of the DSP cores licensing business from DSP Group and have been prepared as if the separation of this business had been in effect throughout the relevant periods. The financial statements show the DSP cores licensing business as a carved out entity from the consolidated financial statements of DSP Group, using the historical results of operations and historical bases of assets and liabilities of our DSP cores licensing business as described in note 1 to the interim financial statements presented above. This information may not be indicative of our future financial position, results of operations or cash flows, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. We have not made adjustments to our historical financial information to reflect the significant changes in the cost structure, funding and operations which will result from the separation of the DSP cores licensing business from DSP Group and the combination with Parthus.

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

This discussion contains “forward-looking statements”, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Any statements that are not statements of historical fact (including, without limitation, statements to the effect that the company or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions) should be considered forward-looking statements. Important factors that could cause actual results to differ from those indicated by such forward-looking statements include uncertainties relating to the ability of management to successfully integrate the operations of Parthus and Ceva, uncertainties relating to the acceptance of our DSP cores and semiconductor intellectual property offerings, continuing or worsening weakness in our markets and those of our customers, quarterly variations in our results, and other uncertainties that are discussed in the registration statement on Form S-1 of ParthusCeva, on file with the U.S. Securities and Exchange Commission.

RESULTS OF OPERATIONS

Total Revenues

The total revenues for the DSP cores licensing business decreased 35% to $13.5 million for the nine months ended September 30, 2002 from $20.8 million for the nine months ended September 30, 2001. Total revenues of this business decreased 37% to $4.9 million for the third quarter 2002 from $7.8 million for the third quarter 2001. This decrease was due to decreased licensing and royalty revenues in our DSP cores licensing business — as well as, between the two nine-month periods, decreased technical support and other revenues — primarily due to the slowdown in the global economy, which affected our ability to sign new license agreements.

Licensing and royalty revenues accounted for 81% of the total revenues for the DSP cores licensing business for the nine months ended September 30, 2002, compared with 85% of the total revenues for the same period in 2001; they accounted for 81% of total revenues of this business for the third quarter 2002 compared with 82% of total revenues of this business for the third quarter 2001. Technical support and other revenues accounted for 19% of the total revenues for the DSP cores licensing business for the nine months ended September 30, 2002, as compared to 15% of the total revenues for the same period in 2001; they accounted for 19% of total revenues of this business for the third quarter 2002 compared with 11% of total revenues of this business for the third quarter 2001.

We had three customers who generated more than 37% of the revenues for our DSP cores licensing business in the nine months ended September 30, 2002, with revenues from these three licensees accounting for approximately 13%, 13% and 11% of total revenues in that period. Revenues from three licensees generated more than 59% of the revenues for this business in the nine months ended September 30, 2001, with revenues from these three licensees accounting for approximately 29%, 15% and 15% of total revenues for this business in that period. Revenues from two customers generated 67% of the revenues for this business in the third quarter 2002, while revenues from one customer generated 50% of the revenues for this business in the third quarter 2001. Generally, the composition of our significant customers that generate greater than 10% of revenues for our DSP cores licensing business varies from quarter to quarter because we generally recognize a substantial amount of the revenues derived from a license agreement during the quarter that the DSP cores technology is delivered to the customer, which is typically during the quarter of signing of the license agreement. As a result, revenues in any given quarter are largely dependent on our ability to enter into license agreements with new customers.

Licensing and Royalty Revenues

Licensing and royalty revenues for our DSP cores licensing business decreased 38% to $10.9 million for the nine months ended September 30, 2002 from $17.6 million for the same period in 2001. These revenues decreased 43% to $3.9 million in the third quarter 2002 from $6.9 million in the third quarter 2001.

Licensing Revenues

Licensing revenues for the DSP cores licensing business decreased 52% to $5.8 million for the nine months ended September 30, 2002 from $12.1 million for the nine months ended September 30, 2001. These revenues decreased 78% to $1.1 million for the third quarter 2002 from $5.1 million for the third quarter 2001. The decrease was primarily due to the fact that we received greater revenues from certain of our agreements in the periods in 2001, compared with the periods in 2002, primarily because we were able to negotiate higher licensing fees for certain of our products in 2001. We believe our ability to enter into new license agreements in 2002 was particularly hindered by the slowdown in the global wireless and cellular market.

Unit and Prepaid Royalty Revenues

Unit and prepaid royalty revenues for our DSP cores licensing business were $5.1 million for the nine months ended September 30, 2002, compared with $5.5 million for the nine months ended September 30, 2001. This business had ten unit royalty-paying licensees in both periods. The decrease for the nine months ended September 30, 2002 compared with the same period in 2001 was primarily due to lower per-unit royalties from some of the license agreements in this business due to volume pricing, as well as lower overall quantities of products shipped by our licensees that incorporated our technology (mostly in the cellular and hard disk drive markets). Royalty-generating licensees for this business reported sales of 59.1 million chips incorporating our technology for the nine months ended September 30, 2002, compared with 61.3 million chips for the same period in 2001. One royalty-generating licensee accounted for 13% of the total revenues for this business for the nine months ended September 30, 2002.

Unit and prepaid royalty revenues for our DSP cores licensing business were $2.8 million for the third quarter 2002, compared with $1.8 million for the third quarter 2001. We had 10 unit royalty-paying licensees in this business in both periods. The decrease from the third quarter 2001 to the third quarter 2002 was primarily due to the reasons described above. Royalty-generating licensees for this business reported sales of 15.5 million chips incorporating our technology in the third quarter 2002, compared with 14.1 million chips in the third quarter 2001. One royalty-generating licensee accounted for 35% of the total revenues for this business for the third quarter 2002.

Technical Support and Other Revenues

Technical support and other revenues for the DSP cores licensing business decreased 19% to $2.6 million for the nine months ended September 30, 2002 from $3.2 million for the nine months ended September 30, 2001. The decrease was primarily due to the provision of fewer technical support and related services to our DSP cores licensees in 2002 compared with 2001, primarily as a result of the slowdown in the global wireless and cellular markets.

Technical support and other revenues were $900,000 in the third quarters of both 2002 and 2001.

Geographic Revenue Analysis

For the nine months ended September 30, 2002, revenues in the United States represented 36% of the total revenues of the DSP cores licensing business, while Japan represented 7%, the rest of Asia represented 20% and Europe and the rest of the world represented 37%. For the nine months ended September 30, 2001, revenues in the United States represented 41% of total revenues for this business, while Japan represented 13%, the rest of Asia represented 15% and Europe and the rest of the world represented 31%.

For the third quarter 2002, revenues in the United States represented 41% of the total revenues of this business, while Japan represented 4%, the rest of Asia represented 40% and Europe and the rest of the world represented 15%. For the third quarter 2001, revenues in the United States represented 68% of total revenues for this business, while Japan represented 3%, the rest of Asia represented 10% and Europe and the rest of the world represented 19%.

Cost of Revenues

Cost of revenues for the DSP cores licensing business was $938,000 for the nine months ended September 30, 2002 and $322,000 for the third quarter 2002, compared with $951,000 for the nine months ended September 30, 2001 and $344,000 for the third quarter 2001. Cost of revenues accounted for 7% of the total revenues for this business for the nine months ended September 30, 2002, and 7% for the third quarter 2002, compared with 5% for the nine months ended September 30, 2001 and 4% for the third quarter 2001. The increase was primarily due to our lower revenues in the 2002 periods compared with the comparable periods in 2001. This resulted in total gross profits for our DSP cores licensing business of 93% and 95% for the nine months ended September 30, 2002 and 2001, respectively, and of 93% and 96% for the third quarters 2002 and 2001, respectively. Cost of revenues for our DSP cores licensing business consisted mainly of payroll of employees involved in providing various technical and support services to our customers and associated facilities expenses.

Research and Development Expenses, Net

Research and development expenses for the DSP cores licensing business, net of related research grants we received from the Office of Chief Scientist of Israel magnet programs, were $4.6 million for the nine months ended September 30, 2002 and $1.4 million for the third quarter 2002, compared with $4.0 million for the nine months ended September 30, 2001 and $1.3 million for the third quarter 2001. We recorded research grants from the magnet programs of $711,000 for the nine months ended September 30, 2002 and $153,000 for the third quarter 2002, compared with grants of $396,000 for the nine months ended September 30, 2001 and $243,000 for the third quarter 2001. We have no obligation to pay royalties on the intellectual property developed using these research grants, and all monies received are non-refundable. The increase of approximately 16% in research and development expenses in the first nine months of 2002 compared the comparable period in 2001 was primarily due to an increase in the number of engineering personnel and additional investment in the development of our new XpertTeak platform. Research and development expenses as a percentage of total revenues for the DSP cores licensing business were approximately 34% for the nine months ended September 30, 2002 and 29% for the third quarter 2002, compared with 19% for the nine months ended September 30, 2001 and 17% for the third quarter 2001. The increase in the periods in 2002 compared with the comparable periods in 2001 was primarily due to lower revenues for the periods in 2002 compared with the same periods in 2001. Research and development expenses for our DSP cores licensing business consisted mainly of payroll for employees involved in research and development, depreciation and maintenance fees relating to equipment and software tools and associated facilities expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the DSP cores licensing business increased by 12% to $2.2 million for the nine months ended September 30, 2002 from $2.0 million for the same period in 2001. These expenses increased by 12% to $734,000 for the third quarter 2002 from $654,000 for the third quarter 2001. The increase was primarily due to an increase in the number of sales and marketing personnel to support increased sales and marketing efforts. Sales and marketing expenses as a percentage of total revenues for the DSP cores licensing business were 16% for the nine months ended September 30, 2002 and 15% for the third quarter 2002, compared with 10% for the nine months ended September 30, 2001 and 8% for the third quarter 2001. The increase was primarily due to lower revenues for periods in 2002 compared with the comparable periods in 2001. Sales and marketing expenses for our DSP cores licensing business consisted mainly of payroll of direct sales and marketing employees, production of marketing, literature and trade show expenses.

General and Administrative Expenses

General and administrative expenses for the DSP cores licensing business were $2.4 million for nine months ended September 30, 2002 and $1.0 million for the third quarter 2002, compared with $2.2 million for the nine months ended September 30, 2001 and $809,000 for the third quarter 2001. General and administrative expenses as a percentage of total revenues for the DSP cores licensing business were 17% for the nine months ended September 30, 2002 and 21% for the third quarter 2002, compared with 10% for the nine months ended September 30, 2001 and 10% for the third quarter 2001. The increase was primarily due to lower revenues in our DSP cores licensing business for the periods in 2002 compared with the same periods in 2001. General and administrative expenses for our DSP cores licensing business consisted mainly of allocated employee, accounting, legal, facility and maintenance costs.

Financial Income, Net

Financial income, net, for the DSP cores licensing business was $75,000 for the nine months ended September 30, 2002 and $25,000 for the third quarter 2002, compared with $346,000 for the nine months ended September 30, 2001 and $125,000 for the third quarter 2001. This decrease was due primarily to lower net income in the DSP cores licensing business for the periods in 2002 compared with the same periods in 2001, which resulted in less income for investment purposes.

Taxes on Income

Our DSP cores licensing business had effective tax expenses of $1.0 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively; and of $419,000 and $1.7 million for the third quarters of 2002 and 2001, respectively. The overall effective tax rate was lower for the periods in 2001 than for the same periods in 2002 because a higher portion of income in the 2002 periods was subject to taxation in the United States, which has a relatively higher tax rate.

LIQUIDITY AND CAPITAL RESOURCES

ParthusCeva became a standalone business on November 1, 2002, when the separation and spin-off of the company from DSP Group was consummated. Immediately prior to the separation and spin-off, all of the year-end available cash from these operations was transferred to DSP Group. As part of the assets contributed to us in the separation, DSP Group contributed a total of the sum of $40.0 million as initial working capital plus cash equal to the amount by which the transaction costs of the separation and combination exceeded $2.0 million.

Net cash used during the nine months ended September 30, 2002 for operating activities for the DSP cores licensing business was $2.2 million, compared with $6.8 million of net cash provided by operating activities for the nine months ended September 30, 2001. Cash used by the DSP cores licensing business during the nine months ended September 30, 2002 was primarily due to lower income, a decrease in income tax payable and an increase in other accounts receivable and prepaid expenses, mainly in connection with the separation and combination. Cash generated by this business during the nine months ended September 30, 2001 was primarily from net income, which was off-set by an increase in trade receivables and decreases in income tax payable.

Cash flow from operations of the DSP cores licensing business has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital expenditures for the DSP cores licensing business were $834,000 during the nine months ended September 30, 2002, compared with $986,000 during the nine months ended September 30, 2001.

We believe that our current cash on hand, including the amounts contributed to us by DSP Group upon our separation from DSP Group, along with cash from operations of the combined company, will provide sufficient capital to fund our operations for the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations of our DSP cores licensing business are based upon the consolidated financial statements of this business, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, taxes on income, financing operations, warranty obligations and contingencies and litigation. We have based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in the discussion and analysis of their financial condition and results of operations. The Securities and Exchange Commission indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ParthusCeva’s significant accounting policies are more fully described in Note 2 to its consolidated financial statements contained in its Registration Statement on Form S-1 filed on October 30, 2002 (Registration Number 333-973-53). Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgements or estimates. We believe that our policies relating to revenue recognition, business combination, goodwill and other identifiable intangibles and options to employees described below fit the definition of “critical accounting policies.”

Revenue Recognition

We recognize software revenue for the DSP cores licensing business in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is otherwise fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for all multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence, otherwise known as VSOE, of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (maintenance and technical support) is determined based on the renewal rate or on the price charged for the undelivered element when sold separately. SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is not considered probable, revenue is recognized as payments become due. However, SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met. We have concluded that, in our DSP cores licensing business, for certain software arrangements with extended payment terms, the “fixed or determinable” presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria. Maintenance and technical support revenues included in multiple element arrangements in our DSP cores licensing business are deferred and recognized on a straight-line basis over the term of the maintenance and the support agreement or when such services are performed.

Business Combinations

We account for the combination with Parthus utilizing the purchase method of accounting, with ParthusCeva treated as the accounting acquirer. The purchase method of accounting requires the determination of the acquiring entity in all business combinations. Statement 141 provides that all pertinent facts and circumstances should be considered. A more detailed discussion of this determination is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 filed on October 30, 2002 (Registration Number 333-973-53).

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

Accounting for Stock Based Compensation

In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), we have elected to follow the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees and the related interpretations” (“APB No. 25”) in accounting for our employee stock-based compensation plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amended APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by a sale. SFAS 144 requires that long-lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less this cost of sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002, and the adoption did not have a material effect on our financial position and results of operations.

FASB recently also issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 to have a material effect on our financial position or results of operation.

FACTORS AFFECTING OPERATING RESULTS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of ParthusCeva in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RISKS RELATING TO THE SEPARATION OF OUR
DSP CORES LICENSING BUSINESS FROM DSP GROUP

We may have conflicts of interest with DSP Group with respect to our past and ongoing relationships and we may not be able to resolve these conflicts on terms that are most favorable to us.

The separation of our DSP cores licensing business from DSP Group, including the transfer of related assets, liabilities and intellectual property rights to us, was completed in November 2002. Immediately thereafter, we combined with Parthus Technologies plc. Prior to that time, we were a wholly owned subsidiary of DSP Group. Conflicts of interest may arise between DSP Group and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from DSP Group;

•	intellectual property matters;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services DSP Group has agreed to provide us; and

•	business opportunities that may be attractive to both DSP Group and us.

We may not be able to resolve any of the potential conflicts of interest discussed above on favorable terms or at all.

We currently use some of DSP Group’s operational, administrative and technical infrastructure and if these services are not sufficient to meet our needs or if we are not able to replace these services, we may be unable to manage critical operational functions of our business.

Pursuant to our transition services agreement, DSP Group, Ltd. has agreed to provide our subsidiary, ParthusCeva Ltd. (formerly called Corage, Ltd.), with certain general and administrative services, including management and information services and network, hardware and software maintenance and support.

Although DSP Group, Ltd. is contractually obligated to provide us with these services, these services may not be provided at the same level as when we were part of DSP Group. In addition, we cannot assure you that the quality of services and level of responsiveness will meet our needs. If we are unable to obtain services of sufficient quality or replace any services that are not effectively provided, our business and results of operations could be harmed.

After the initial term of the transition services agreement, we will need to either extend the term of this agreement, engage others to perform these services or perform these services internally. We cannot assure you that DSP Group, Ltd. will continue to provide us with these services after the initial term of the transition services agreement, that the quality of services and level of responsiveness will meet our needs or that the cost of these services will not be significantly higher if we purchase them from other providers or employ staff to handle them internally. If we fail to find replacements for these services in a timely fashion, or if we are not able to replace them on favorable terms, our business, results of operations and financial condition could be harmed.

Restrictions on our ability to issue stock and take certain other actions could inhibit our growth.

The agreement governing our separation from DSP Group contains restrictions on issuances of our capital stock and other specified actions by us during the one-year period following our spin-off from DSP Group, and on the liquidation, disposition or discontinuation of our DSP cores licensing business during the two-year period following our spin-off. These restrictions, as well as our agreement to indemnify DSP Group if we do not comply with these restrictions, could limit our ability to grow our business and compete effectively during the period following the distribution. In addition, these restrictions and indemnification obligations could make us a less attractive acquisition or merger candidate during this period.

We could be subject to joint and several liability for taxes of DSP Group.

As a former member of a group filing consolidated income tax returns with DSP Group, we could be liable for federal income taxes of DSP Group and other members of the consolidated group, including taxes, if any, incurred by DSP Group on the distribution of our stock to the stockholders of DSP Group. DSP Group has agreed to indemnify us against these taxes, other than taxes for which we have agreed to indemnify DSP Group pursuant to the terms of the tax indemnification and allocation agreement and separation agreement we entered into with DSP Group.

Our historical financial information may not be representative of our results as a separate company.

The historical consolidated financial statements of our DSP cores licensing business have been carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of the assets and liabilities of this business. Accordingly, this information does not necessarily reflect what our financial position, results of operations and cash flows would have been had this business operated as a separate, stand-alone entity during the periods presented. DSP Group did not account for us, and we did not operate, as a separate, stand-alone entity for the periods presented. The costs and expenses of this business include allocations from DSP Group for centralized corporate services and infrastructure costs, including accounting and legal, research and development, sales and marketing, and general administration costs. These allocations have been determined on bases that we and DSP Group consider to reasonably reflect the utilization of services provided to us or the benefit we received.

We have not made adjustments to the historical financial information contained herein to reflect the significant changes in the cost structure, funding and operations which resulted from the separation of the DSP cores licensing business from DSP Group and the combination with Parthus.

Some of our directors and executive officers may have conflicts of interest because of their ownership of DSP Group’s common stock.

Some of our directors and executive officers, including Eliyahu Ayalon, the Chairman of our board of directors and Chairman of the board of directors of DSP Group; Gideon Wertheizer, our Executive Vice President—Business Development and Chief Technology Officer; Issachar Ohana, our Vice President—Sales; and Bat-Sheva Ovadia, our Chief Scientist—DSP Technologies, hold a significant number of shares of DSP Group’s common stock and options to purchase shares of DSP Group’s common stock. Ownership of DSP Group’s common stock by certain of our directors and executive officers could create, or appear to create, conflicts of interest when they are faced with decisions that could have different implications for DSP Group and us.

RISKS RELATING TO THE
COMBINATION WITH PARTHUS

A number of factors could impair our ability to successfully integrate the combined businesses, and thereby harm our business, financial condition and operating results.

In November 2002, we combined our business with that of Parthus Technologies plc. As part of the combination, we changed our name from Ceva, Inc. to ParthusCeva, Inc. and Parthus became our wholly owned subsidiary. We must integrate the operations these business, each of which previously operated independently of the other. We cannot assure you that we will be able to successfully integrate these businesses in a timely and efficient manner, if at all. We may face difficulties in effecting the successful integration of these businesses, including the following:

•	impairment and/or loss of relationships with employees, customers, suppliers, distributors, licensees, vendors and others;

•	adverse financial results associated with integration of the two businesses, including unanticipated expenses related to the integration and deployment of acquired technologies; and

•	disruption of our business and distraction of our management.

In addition, the anticipated benefits of the combination may not be realized because, among other reasons:

•	our technology may not be as robust as expected or may not achieve the expected performance, features or product yield;

•	our intellectual property, including its patent portfolio, may not be as valuable as expected; and

•	the value of the combination may not be accretive.

We may not succeed in addressing these risks. Further, we cannot assure you that our growth rate will equal the historical growth rates experienced by the two businesses separately.

In connection with the combination, we expect to write off substantial acquired in-process research and development, which may adversely affect our stock price.

The amount of excess cost attributable to in-process research and development of Parthus is estimated to be approximately $14.1 million. This in-process research and development was not considered to have reached technological feasibility and had no alternative or future use and, in accordance with generally accepted accounting principles, we will expense the value of such in-process research and development. This amount will be recorded as part of our research and development expense in the fiscal quarter ended December 31, 2002. This write-off, which is a non-cash charge, will reduce our net income, negatively impact our results of operations and reduce our earnings per share for that fiscal quarter. As a result, our stock price could be significantly and adversely affected.

RISKS RELATING TO OUR BUSINESS

The industries in which we license our technologies are experiencing a challenging period of slow growth and have experienced and will continue to experience other cyclical effects which may negatively impact our operating results and business.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may, if the downturn is sufficiently prolonged or severe, encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions have stabilized but have not improved during the course of 2002. If the market does not recover during the first half of 2003, our business could be materially and adversely affected.

The difficulties of the telecommunication and semiconductor industries has resulted and may continue to result in the reduction of capital and research and development budgets or the delay of product introduction, both of which have resulted and may continue to result in a reduction in demand for our products. Our success depends on increasing demand for products that use our technology. In particular, in 2001, more than 56% of our licenses of DSP cores were to chip manufacturers whose products are incorporated in or are being developed for use in digital cellular telephones. Recently there has been a downturn in the cellular handset industry. As a result, the growth rate of sales by our customers and potential customers has slowed significantly. Demand for other products that incorporate our technology, such as MP3 devices, hard disk drives and voice over packet network services, has also weakened. Continued weakening demand for such products will adversely affect our ability to maintain our current margins, and could harm our financial results.

We may not be successful in licensing integrated, system-level solutions.

We intend to offer our application-level IP platforms built around our DSP cores, as well as to continue to offer our DSP cores and IP platforms on a stand-alone basis. We have limted experience in offering DSP cores and IP platforms as an integrated solution. Any licenses for these integrated solutions may be on terms less favorable than we currently anticipate.

We rely significantly on revenue derived from a limited number of licensees and customers and the success of the products they introduce, and our business and results of operations may be materially harmed if we do not continue to obtain agreements with new customers or expand our relationships with existing and former customers.

We expect that a limited number of licensees and customers will account for a substantial portion of our revenues in any period. For example, two DSP core licensees generated 67% of the revenues of our DSP cores licensing business in the third quarter of 2002 with revenues from one licensee accounting for more than 35%. Similarly, 31% of Parthus’ annual revenues in 2001 were derived from a single customer, STMicroelectronics. We expect to continue to derive a significant portion of our revenue from a small number of licensees and customers in the future.

Moreover, we anticipate that we will depend upon new license agreements and purchase orders to generate revenues for future quarters because, historically, license agreements for our DSP cores licensing business have not generally provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Therefore, significant portions of our anticipated future revenue will likely depend upon our success in attracting new customers or expanding our relationships with existing and former customers. Our ability to attract new customers and expand our relationships with existing and former customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products. Our failure to obtain agreements with these customers will impede our future revenue growth.

In addition, our unit royalties from licenses are totally dependent upon the success of our licensees in introducing products incorporating our technology and the success of those products in the marketplace. If we do not retain our current licensees and customers and continue to attract new licensees and customers, our business may be harmed.

Our quarterly operating results will fluctuate due to a variety of factors and are not a meaningful indicator of future quarterly performance.

The operating results of each of our businesses have fluctuated from quarter to quarter in the past, and our operating results as a combined company may continue to do so in the future. As a result, it is possible that in some quarters, our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our results of operations in the future include, among other things:

•	timely introduction, demand and market acceptance of new or enhanced products;

•	new product announcements and introductions by competitors;

•	supply constraints for and changes in the cost of components incorporated in our products;

•	timing and volume of orders and production;

•	gain or loss of significant customers, licensees, distributors and suppliers; and

•	changes in our pricing policies and those of our competitors and suppliers.

Parthus implemented a reduction in workforce in connection with the streamlining of two product lines in the second half of fiscal 2002. The reduction in workforce and realignment of resources resulted in the incurrence of a one time restructuring charge during Parthus’ third quarter of fiscal 2002 of approximately $3.8 million. Due in part to this restructuring charge and the continuing sustained downturn in the semiconductor industry, Parthus’ revenues for the third quarter of fiscal 2002 decreased by 9% from the same time period in 2001. We expect that further restructuring following the consummation of the combination will result in a one time restructuring charge during the fourth quarter of fiscal 2002 of between $5 million and $7 million. We expect that these charges will result in a further short-term reduction in revenues. Our operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. Unfavorable general economic conditions have harmed our businesses in the past and may harm our combined business in the future.

We depend on market acceptance of third-party semiconductor intellectual property.

Our future growth will depend on the level of acceptance by the market of our third-party, licensable intellectual property model and the variety of intellectual property offerings available on the market, which to a large extent are not in our control. If the market shifts and third-party SIP is no longer desired by our customers, our business, results of operations and financial condition could be materially harmed.

Since we do not sell our products directly to end users, we depend on the success of our licensees to promote our solutions in the marketplace.

We license our technology primarily to semiconductor companies, such as STMicroelectronics, Texas Instruments and National Semiconductor, who then incorporate our technology into the products they sell. We believe that our licensee network is essential to improving our brand name recognition, bringing more rapid acceptance of our architectures and platforms and ensuring that there are multiple, reliable sources of products incorporating our technologies available at competitive prices. We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our business. Existing and potential licensees are not contractually obligated to use our architecture and some of them design and develop processors based on competing architectures, including their own, and others may do so in the future. None of our current semiconductor manufacturer customers is obligated to license new or future generations of our technology designs. In addition, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology to consumer product manufacturers. We cannot assure you that our licensees will devote satisfactory efforts to promote our solutions.

We also depend significantly on system OEMs to adopt our solutions and on their success in selling products containing our technology.

Although we have licensed directly to system OEMs in the past, these companies typically purchase chips or components containing our technology from our semiconductor manufacturing licensees. As system OEMs are the creators of many of the final products containing our technology, our success is substantially dependent upon the adoption and continued use of chips containing our technology by system OEMs. We face numerous risks because of this fact, including the potential difficulties in persuading large system OEMs to rely on our technology for their critical components, rather than developing the technology themselves or relying on competing products of more established companies with greater resources and name recognition than we have. In addition, we might face difficulties in persuading users of our technologies to bear certain development costs associated with adopting our technologies and to make other necessary investments to produce embedded processors using our technologies, and of electronic product manufacturers to incorporate our technologies into their products. We depend on electronic product manufacturers to incorporate our technology in their products, and any failure by them to do so or to successfully sell their products to end users could substantially limit our revenue growth.

We also face substantial risks which are beyond our control that influence the success or failure of our existing or potential system OEM customers, including the competition they face and the market acceptance of their products; their engineering, marketing and management capabilities and the technical challenges unrelated to our technology that they face in developing their products; and their financial and other resources. The failure of one or more of the system OEMs using our technology may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to meet the changing needs of our end-users or address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and IP platforms are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. In addition, the reduction in the number of employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

To remain competitive, we must be able to meet our needs for substantial capital, and financing may not be available on favorable terms, if at all.

We believe that success in our markets requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise and to fund our anticipated combined research and development needs. Our capital requirements may vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and receipt of receivables. We believe that our existing resources, including existing cash and cash equivalents, and anticipated cash flows from operations, will be adequate to meet our projected working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may need to raise funds sooner if, among other things, we acquire additional businesses, products or technologies. We cannot assure you that additional financing will be available on commercially reasonable terms, if at all. To the extent that existing resources and anticipated cash flows are not adequate for our operational and other cash needs, our operating results and financial position could be harmed.

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals or cannot hire additional qualified personnel, our business will be harmed.

Our success will depend to a significant extent upon our key employees and senior management. The loss of the service of these employees could materially harm us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for skilled employees in these fields is intense. We cannot assure you that we will be successful in attracting and retaining the required personnel. In addition, we cannot assure you that our newly combined management team will successfully work together to build our business. If any of the members of our senior management team, including Kevin Fielding and Gideon Wertheizer, are unable or unwilling to continue in ParthusCeva’s employ, our results of operations could be materially harmed.

Our success will depend on our ability to manage our geographically dispersed operations successfully.

Although we are headquartered in San Jose, California, most of our executives are in Dublin, Ireland and Herzeliya, Israel and most of our employees are based in Dublin. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage our remote operations, our business may be harmed.

We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses, which could disrupt our business and harm our financial condition.

We may pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements in the future that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of acquired or jointly developed businesses, technologies or products could cause diversion of management’s time and our resources. Future acquisitions could result in:

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management’s focus from our core business concerns;

•	the incurrence of debt and contingent liabilities;

•	amortization of intangibles and impairment of goodwill;

•	research and development write-offs; and

•	other acquisition-related expenses.

We may not be able to successfully integrate acquired businesses or joint ventures with our operations. If we were to make any acquisition or enter into a joint venture, we may not receive the intended benefits of the acquisition or joint venture. If future acquisitions or joint ventures disrupt our operations, or if we have difficulty integrating the businesses or technologies we acquire, our business, financial condition and results of operations could suffer.

We may not be able to adequately protect our intellectual property.

Our success and ability to compete will depend in large part upon the protection of our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret, mask work and other intellectual property rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. As a result, we face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties.

We generally enter into non-disclosure agreements with our employees, consultants and corporate partners and attempt to control access to and distribution of their technologies, documentation and other proprietary information. Despite these efforts, however, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. These steps may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that our pending patents will issue or that the issued patents will be valid or enforceable.

Our tradenames or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in these markets. In the United States, the trademark SmartCore has been registered by an unrelated company. While we have successfully co-existed with this other trademark holder, we cannot assure you that this state of affairs will continue. If we were forced to change any of our brand names, we could lose a significant amount of our brand equity.

If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business, results of operations and financial condition could be harmed.

Our business will suffer if we are sued for infringement of the intellectual property rights of third parties or if we cannot obtain licenses to these rights on commercially acceptable terms.

Although we are not currently involved in any material litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Our products rely on technology that could be the subject of existing patents or patent applications of third parties. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Third parties may assert infringement claims in the future with respect to our current or future products. These claims may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

We have a very lengthy sales cycle, which increases the likelihood that our quarterly revenue will fluctuate and which may, in turn, adversely affect the market price of our common stock.

Our lengthy sales cycle may cause our revenue and operating results to vary unpredictably from period to period. The period of time between our initial contact with a potential customer and the receipt of a request for a quote on an intellectual property license is generally at least six months, and the time from such a request to a binding contract is generally at least another four to six months. Due to the complexity of our technology and of the legal framework in which our industry operates, we must devote a substantial amount of time to negotiating the terms of our licensing arrangements with our customers. In addition, customers perform, and require us to perform, extensive process and product evaluation and testing before entering into purchase or licensing arrangements. Even after we enter into an agreement and provide a final product to a customer in the form of silicon or intellectual property, we expect that it will be at least six months more before the customer begins to sell its products incorporating our technology, and therefore even longer before we begin to receive royalty income.

Many of the milestones along our sales cycle are beyond our control and difficult to predict. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability and variability in our results could harm our stock price and could significantly affect it in particular periods.

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue.

The markets for the products in which our technology is used are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. It could also cause our existing customers to move their orders to our competitors. Many of our competitors are large companies that have significantly greater financial and other resources than we have.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers may also decide to satisfy their needs through in-house design and production. We compete on the basis of price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

Our DSP cores licensing business depends on OEMs and their suppliers to obtain required complementary components.

Some of the raw materials, components and subassemblies included in the products manufactured by our OEM customers are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on the business and results of operations of our DSP cores licensing business due to the delay or discontinuance of orders for products containing our IP or for our products until those necessary components are available.

The future growth of our DSP cores licensing business depends in part on our ability to license to system OEMs and small-to-medium-sized semiconductor companies directly.

Historically our DSP cores licensing business has derived a substantial portion of its revenue in any period from license fees from a relatively small number of licenses. Because of the high license fees we currently charge, only large semiconductor companies or vertically integrated system OEMs typically license our DSP core technologies. Part of our current growth strategy for our DSP cores licensing business is to broaden its client base by offering tailored packages to small- and medium-sized semiconductor companies and other system OEMs to enable them to license our DSP core technologies. If we are unable to effectively develop and market our intellectual property through this model, our DSP cores licensing business revenues will continue to be dependent on a smaller number of licensees and the failure to secure these types of relationships could harm our business and results of operations.

We may need to increase our research and development efforts to remain competitive.

Some of our competitors are attempting to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer. For example, one such technology used is Very Long Instruction Word (VLIW), of which some of our competitors possess elements, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to change the focus of our research and development to obtain such technologies. Failure to do so could hurt our ability to remain competitive and could have an adverse effect on our results of operations. Our DSP cores licensing business spent $1.4 million, or 29% of its total revenues, on research and development in the third quarter of 2002 and $5.1 million, or 20% of its total revenues, in 2001, on research and development and we expect to continue to invest heavily in this area. However, we cannot assure you that these past or future expenditures will result in new and enhanced products or such products will be accepted in the market.

We utilize third-party foundries to produce the chips we sell, and any failure by them to deliver the chips we require on time could limit our ability to satisfy our customers’ demands.

Our business strategy calls for revenue from the sale of silicon chips embodying our intellectual property to comprise an increasing percentage of the total revenue of our IP platforms licensing business over the next two years. We currently utilize third party foundries to produce chips using our designs. Any interruption in our relationship with these third party foundries could harm our ability to develop this part of our business profitably. We do not have the ability to produce chips independently and thus depend on these foundries to:

•	allocate a portion of their manufacturing capacity to our needs;

•	produce acceptable quality silicon wafers and chips with acceptable manufacturing yields; and

•	deliver chips on a timely basis at a competitive price.

RISKS RELATING TO OUR
INTERNATIONAL OPERATIONS

Potential political, economic and military instability in Israel may adversely affect our results of operations.

Some of our principal research and development facilities are located in the State of Israel. In addition, some of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting

Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

The Israeli tax benefits and government program that we currently receive or participate in require us to meet several conditions and may be terminated or reduced in the future, which could increase our costs.

We were assigned certain tax benefits in Israel from DSP Group, and have received others for our Israeli facilities, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

The corporate tax rate applicable to our IP platforms licensing business may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in the Republic of Ireland and a substantial portion of the taxable income on our IP platforms licensing business has historically been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because the IP platforms licensing business is owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Our results of operations may be affected by currency fluctuations.

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the U.S. dollar, British pound, the euro and the New Israeli Shekel, the currencies in which we collect revenues or pay expenses. Part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel’s general rate of inflation. Additionally, some of our revenues and part of our expenses in Dublin, Ireland are paid in euro, which subjects us to similar risks with respect to the European economies. While a significant part of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in New Israeli Shekels and euro. As a result, an increase in the value of the Israeli shekel and/or the euro in comparison to the United States dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. We cannot assure you that currency fluctuations, changes in the rate of inflation between these regions and the U.S. or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a significant part of both the revenues and expenses of our DSP cores licensing business are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date. However, although we have not done so to date as part of the DSP cores licensing business, because recent increases in the volatility of the exchange rate of the New Israeli Shekel (NIS) versus U.S. dollar could have an adverse effect on the expenses that we incur in the State of Israel, we may hedge part of the risk of a devaluation of the NIS in the future. We will ensure that options and forward contracts meet the requirements of cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses. Such amounts will be recorded in earnings in the period in which they occur.

Item 4.     CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II.    OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  From July 1, 2002 through September 30, 2002, we granted options to purchase an aggregate of 51,836 shares of our common stock, at a per-share weighted average exercise price of $10.03. No underwriters were involved in any of the foregoing sales of securities. The sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act. All of the foregoing securities are deemed to be restricted securities for the purposes of the Securities Act.

(d)  Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2002, our sole stockholder, acting by written consent, approved the following matters: (1) an amendment and restatement of our 2000 Stock Incentive Plan, increasing the number of shares available thereunder, (2) our 2002 employee stock purchase plan and (3) our 2002 stock incentive plan.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On November 14, 2002, ParthusCeva filed a Report on Form 8-K dated November 1, 2002 announcing the closing of the combination of ParthusCeva (formerly known as Ceva, Inc.) with Parthus Technologies plc. ParthusCeva is filing an amendment to that Form 8-K on the date hereof containing the required financial statements of the acquired business and the related pro forma combined financial statements of the combined entity for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2002	PARTHUSCEVA, INC.

	By:	/s/ Elaine Coughlan
Elaine Coughlan Chief Financial Officer (principal financial officer)

CERTIFICATION

I, Kevin Fielding, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ParthusCeva, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 16, 2002	/s/ Kevin Fielding
Kevin Fielding President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Elaine Coughlan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ParthusCeva, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 16, 2002	/s/ Elaine Coughlan
Elaine Coughlan Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.