Form 10-K
period 2002-12-31
PARTHUSCEVA INC
filed 2003-03-28
CIK 1173489

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49842

PARTHUSCEVA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0556376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 150

San Jose, California 95110-1002

(Address of principal executive offices, including Zip Code)

(408) 514-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 2002, was approximately $40,700,000 (based upon the closing price for shares of the Registrant’s common stock of $3.03, as reported by The NASDAQ National Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2003, there were 18,079,119 shares of Common Stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002, which will be filed with Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

Our website address is www.parthusceva.com. Copies of our filings with the Securities and Exchange Commission are made available on our website as soon as practicable after filing.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report includes forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements in this report contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Our Operating Results” and elsewhere in this Annual Report. We do not assume any obligations to update any of the forward-looking statements we make.

This report contains market data prepared by third parties, including Gartner-Dataquest and Forward Concepts. Actual market results may differ from the projections of such organizations.

*****

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva (formerly known as Ceva, Inc.) on November 1, 2002. Unless otherwise indicated, the financial information in this annual report includes the results of the business of Parthus only for the period following the combination on November 1, 2002.

PART I

ITEM 1.    BUSINESS

Overview

ParthusCeva licenses to semiconductor companies and electronic equipment manufacturers complete, integrated intellectual property solutions that enable a wide variety of electronic devices. Our programmable DSP cores and application-level IP platforms power wireless devices, handheld devices, consumer electronics products, GPS devices, consumer audio products and automotive applications. ParthusCeva was formed in November 2002 through the combination of ParthusCeva (formerly known as Ceva), the former DSP cores licensing business of DSP Group, founded in 1991, and Parthus Technologies plc, a provider of platform-level IP for the consumer electronics market, founded in 1993. Our company was incorporated in Delaware in 1999.

A programmable DSP core is a special-purpose, software-controlled processor that, through complex mathematical calculations, analyzes, manipulates and enhances digital voice, audio and video signals. These chips are used in a wide variety of electronic devices, including digital cellular telephones, modems, disk drive controllers, MP3 players, voice-over packet products and digital cameras, and are critical to the performance of the electronic products in which they are used. A DSP core-based sub-system incorporates additional hardware blocks required as interfaces from the DSP core for the overall system.

Our portfolio of IP platforms spans broadband and local area wireless connectivity as well as key application IP including multimedia, location and smartphone/handheld technologies. The intellectual property we license can take the form of schematics and designs for silicon chips and circuitry and software to perform particular functions on those chips. In addition, we also sell finished modules (which we refer to as Hard IP).

We develop our integrated portfolio of open-licensable IP in three distinct areas: DSP cores, system-on-a-chip sub-systems and application-specific platform IP.

DSP Cores—ParthusCeva is the leading licensor of DSP cores with 69% market share in 2001, according to Gartner/Dataquest. Our family of SmartCores is targeted at high-volume wireless, multimedia, computing and telecommunication markets. We offer PalmDSPCore, Teak, TeakLite, and the recently introduced CedarDSPCore, and continue to earn royalties on our PineDSPCore and OakDSPCore. All are soft cores and thus can be manufactured at any foundry and are all complemented by a full set of development tools and software from third-party developers.

System-on-a-Chip Sub-Systems—ParthusCeva’s SoC offering is an integrated, DSP core-based subsystem incorporating a large set of system interfaces and peripheral components, together with a full set of software and hardware development tools. Seamlessly interfacing with any central processing unit (CPU), ParthusCeva’s SoC significantly lowers the complexity, cost of development, and time-to-market for SoC designs.

Application-specific Platforms:    ParthusCeva’s application-specific platforms consist of full, verified IP solutions in both hardware and software, pre-integrated with industry-standard processors (typically ParthusCeva’s DSP and ARM’s CPU). ParthusCeva’s comprehensive platform IP targets two key market segments:

•	Communication Platforms—GPS, Bluetooth, 802.11a/b/g, 2.5G, 3G and Multi-Gigabit serial communications; and

•	Consumer Electronic Platforms—Digital audio, PDAs and VoIP.

Industry Background

Semiconductors, the key building blocks of electronic products, are devices that permit the controlled flow of electronic signals. An integrated circuit is a semiconductor that combines a number of individual electronic circuits, each of which performs a particular function. Continuous improvements in semiconductor design have led to smaller, more complex integrated circuits that perform a wide range of functions. As the performance of semiconductors has improved and their size, cost, and power consumption have decreased, they have been used in an increasing number of applications, including telecommunications systems, automotive electronics, audio and video devices and a range of other consumer electronics products. Rising consumer expectations have increased the demand for more frequent introductions of high-performance semiconductors with lower power consumption and enhanced functionality.

Systems-on-a-Chip

Semiconductor manufacturing processes have advanced significantly in recent years to allow a substantial increase in the number of circuits placed on a single chip. At the same time, requirements for increased product functionality, higher performance and lower cost have driven demand for such system-level integration. Through this integration, complete electronic systems containing both analog and digital functions are combined on a single silicon chip, known as a system-on-a-chip. A typical system-on-a-chip incorporates a processor (such as a DSP core or a general purpose processor), memory, input/output devices and other specific components, as well as software.

The increased complexity of system-on-a-chip design and manufacturing requires a high level of design resources to fully capitalize on the improvements in semiconductor manufacturing technology and to maximize functionality. Designers’ capabilities and semiconductor companies’ internal design resources have not kept pace with the advances in this technology. As a result, some chip manufacturers are facing a growing “design gap” between their increasing manufacturing potential and needs and their limited chip design capabilities.

Semiconductor Intellectual Property

To address this “design gap,” many semiconductor designers and manufacturers are increasingly choosing to license proven intellectual property components, such as processor cores and application-specific IP, from third parties, rather than to develop those technologies internally. By relying on third parties for the most advanced designs of specialized components, system-on-a-chip designers and manufacturers can create differentiated products while reducing their development costs, complexity, risk and time to market.

The creation of licensable, re-useable design components, which we refer to as third-party semiconductor intellectual property (SIP), is a relatively new and emerging trend in the semiconductor market. According to Gartner-Dataquest, the market for semiconductor intellectual property was $892 million in 2001, representing a 25% year-on-year growth from 2000.

Semiconductor intellectual property providers have traditionally delivered intellectual property blocks only for functions and only for individual components with a relatively narrow function, referred to as block-level IP. The continuing evolution of electronic products has created significant demand for semiconductor intellectual property providers that add greater value by offering complete digital systems, as well as software, which we refer to as platform-level IP. We believe that this approach provides semiconductor companies and electronic product manufacturers with several key advantages, including improved time to market and a reduction in the risks, costs and complexities in bringing new products and technologies to market.

Digital Signal Processor Cores

A key piece of semiconductor IP in the computer chips driving many electronic products is the DSP core, which processes the digital data derived from converted analog signals. Once a signal (such as the human voice) has been converted to digital form, a DSP core is used to analyze, manipulate and enhance the data. The signal can then be transmitted over a network (such as the cellular telephone network), compressed and stored (such as in answering machines) or recognized as a command (such as through voice recognition). Digital signal processing is used in many fields, including telecommunications, speech and music processing, imaging, medicine and seismology. As the number of electronic devices that require the processing of digital data has grown, so has the demand for reliable DSP cores.

A DSP-based system-on-a-chip includes several components. The DSP core controls the processing of the chip and uses mathematical calculations to process information. Other parts of the system-on-a-chip include data memory components, which host the data before and after it is processed by the DSP core, and the program memory component, which stores the software used to operate the DSP core. A chip designer may add its own specific proprietary technology to provide differentiated functionality (such as special functions and input/output electronics, which control the transfer of data between the DSP core and other electronic devices that are connected to the chip).

Programmable DSP cores are instructed by software programs to process ultra-fast mathematical calculations, including addition, subtraction and multiplication. The math-intensive signal processing performed by the DSP core is generally used for data compression, error correction, voice recognition and security.

A programmable DSP-based design allows the same chip to be programmed and reprogrammed with different software and used for several generations and different applications of products, which reduces the internal development costs for manufacturers and allows them to differentiate their products through varying the software functionality. In addition, a programmable approach allows for “field upgrades” of the technology, such as replacement of software through remote downloading, rather than physical removal and replacement of the entire chip.

According to Forward Concepts, a market research firm, worldwide programmable DSP chip shipments increased to $6.1 billion in 2000 and then decreased to $4.3 billion in 2001, before increasing to $4.9 billion in 2002. Forward Concepts predicts that this market will grow at a compound annual rate of 24% from 2002 to 2007.

Licensable DSP cores are typically licensed to semiconductor companies or directly to system OEMs. By using licensable DSP cores, manufacturers of ASSPs (application-specific standard products, which are off-the-shelf chips targeted to a specific type of application for a broad range of system OEMs) and ASICs (application-specific integrated circuits, which are chips that are customized to meet a specific customer’s needs) have multiple sources of DSP technology, thereby enabling competition among their chip suppliers as well as a wider variety of more differentiated products.

The manufacturers of DSP-based system-on-a-chip technologies face a “make or buy” dilemma—whether to develop a given DSP chip design or to license it from a third party. Internal development of a DSP core requires considerable design resources and specialization, which many semiconductor companies do not have. In today’s rapidly evolving markets, it is usually not cost-effective for most semiconductor companies and designers to devote the engineering resources necessary to develop complicated components such as a programmable DSP core. Therefore, companies may concentrate on the integration of software, hardware and embedded memory, and rely on licensing other intellectual property, such as DSP cores, from third parties.

Licensing also offers a substantial time-to-market advantage, which in most cases is a crucial factor for a manufacturer’s competitive market positioning. Further, the licensee can choose the method and source of chip production. This is a significant advantage for the licensee, as a licensed chip can easily be produced by several manufacturers, eliminating its dependence upon a single source of chip production.

End Markets

Third-party semiconductor intellectual property is licensed and deployed by semiconductor companies and electronic equipment manufacturers serving a wide variety of high-volume end markets. These include the markets for:

•	Second-generation (2G), “second-and-a-half”-generation (2.5G) and third-generation (3G) cellular telephones—cellular telephones that combine voice communications and high-speed data transmission capabilities, permitting access to the Internet and other advanced features;

•	Internet-enabled personal digital assistants, or PDAs—hand-held devices that incorporate Internet audio, electronic calendars, address books and remote access to the Internet and other data networks;

•	“Intelligent” pagers—personal paging devices that incorporate advanced data communications features, such as access to e-mail, news, weather and stock quotes;

•	Global positioning system (GPS) devices—devices used in automobiles, wireless connections for personal computers and industrial controls accessed through wireless Internet connections;

•	Optical and magnetic disk controllers—the devices which control the reading and writing of data for personal computers, DVDs and CD ROMs;

•	Voice over packet gateways and clients—products for Voice-Over Internet Protocol (VoIP) and Voice-Over Broadband (VoB) applications;

•	Wireline telecommunications applications—applications such as digital subscriber line (DSL) products;

•	Personal computers—WLAN networking;

•	Consumer audio devices—products such as MP3 players; and

•	Digital still cameras.

Products such as these require state-of-the-art functionality, but generally must also be easy to use and convenient in terms of both size and battery life. Providers of semiconductor intellectual property help address these requirements by focusing on integrated circuit technology that:

•	permits high-data-rate communications in conformity with industry standards;

•	allows the integration of more advanced features at reasonable prices by combining functions on a single system-on-a-chip; and

•	helps speed time to market by reducing product development time through design re-use.

The ParthusCeva Solution

We offer complete, open, integrated solutions for semiconductor manufacturers and OEMs, enabling wireless and wireline communications, applications and multimedia through our DSP processor cores and platform-level IP. Our IP licensing business model, including royalties, offers a scalable business with multiple revenue streams and solid gross margins.

Our designs of programmable DSP cores and platform-level IP are used in a wide variety of electronic devices, including digital cellular telephones, modems, disk drive controllers, MP3 players, personal computers, voice-over packet products and digital cameras, and are critical to the performance of the electronic products in which they are used. Our designs are independent of specific semiconductor manufacturing processes, and can therefore be used by a wide variety of customers. We market our technology and designs as well as a wide array of software and hardware development tools and technical support services. We license our DSP cores and platforms to leading semiconductor companies throughout the world. These companies incorporate our designs into application-specific chips or custom-designed chips that they manufacture, market and sell to OEMs of a variety of electronic products. We also license our designs to OEMs directly.

The key benefits we offer our licensees include:

•

An extensive IP portfolio.    Our IP portfolio spans the bulk of wireless, application and multimedia technologies, including our suite of programmable DSP cores. This portfolio often allows us to provide a customer with the required solution with reduced development cost, complexity and risk, therefore reducing the customer’s time to market.

•	The ability to deliver complete system solutions. Our broad IP portfolio allows us to provide our customers with complete solutions at the system level, including application-specific IP platforms and general-purpose DSP cores. Our company combines the expertise of a provider of DSP architectures with the expertise of a supplier of complete platform-level IP solutions, which we believe strongly positions us to become a leading supplier of open-standard IP solutions to the industry.

•	Flexible IP deployment and support. To meet specific customer circumstances and requirements, we offer system-level solutions composed of our IP platforms built around our DSP cores, as well as our platforms and cores as stand-alone offerings. We make our solutions available in the form of licensed intellectual property rights, dedicated development projects, or “Hard IP” embodied in silicon chips or circuit boards. In addition, we offer our licensees specialized intellectual property integration support. We believe that this flexibility facilitates the adoption and integration of our intellectual property.

•	Leading-edge technology. Our licensing relationships with a number of leading semiconductor companies and OEMs, as well as our communications with potential customers, assist us in developing additional intellectual property that meets market requirements as they evolve. A number of our employees also participate actively in international standards-setting bodies in order to influence and learn about new technological developments.

•	The ability to provide a production-ready solution. We fully test and verify the platforms and DSP cores we provide so that they are ready for product integration. In addition, we utilize third-party foundries that manufacture chips to our design. These relationships allow us to provide our customers access to low-cost production.

•	A diverse and experienced research and development staff. We have approximately 180 employees engaged in product development in a broad range of areas, including analog, digital, software, mixed- signal and digital signal processing technology. We believe that the breadth of knowledge and experience of our workforce allow us to provide better and faster services to our customers, and to maintain and develop our core intellectual property efficiently.

Strategy

We believe that our recent combination with Parthus has positioned us to address two of the major converging trends in our industry. First, we believe that our industry is moving towards open-standard processor architectures and away from traditional proprietary solutions. Second, we believe that increased semiconductor product complexity and demands for reduced time-to-market have led more companies to decide to license complete platform-level IP solutions, rather than licensing individual components from multiple suppliers. ParthusCeva combines the expertise of a provider of DSP architectures with the expertise of a supplier of complete platform-level IP solutions. We believe ParthusCeva is well positioned to take full advantage of these major industry shifts as market conditions improve and to become a leading supplier of open-standard DSP solutions to the industry. To meet this goal we intend to:

•	Provide an integrated solution. We seek to maximize the competitive advantage provided by our ability to offer an integrated IP solution—such as multimedia IP built around our DSP processor core architectures. We believe that this integrated solution will favorably position us to capitalize on what we believe is the industry trend towards the licensing of open-standard IP architectures.

•	Take advantage of the industry shift towards open-standard architectures. We believe that the industry trend away from proprietary IP towards open-standard architectures creates an opportunity for providers of licensable DSP cores and platform-level IP. We intend to use our expertise in critical open standards fields, such as Bluetooth, 802.11, GPS and video, in order to position ourselves to take advantage of this trend. Towards this end, we have participated and intend to continue to participate in the development of industry standards in these and other emerging technology areas.

•	Focus on a portfolio approach to the licensing of our IP platforms. We seek to differentiate ourselves through the breadth of our IP offerings and our capability to integrate these offerings into a single solution built around our family of state-of-the-art DSP cores. We intend to continue to expand our technology portfolio in keys areas such as video, audio and GPS applications.

•	Focus on convergence of technologies through an open architecture. We seek to ensure that our platforms, as well as other third-party IP, can be rapidly integrated into a single integrated circuit through adherence to the specifications of our open, flexible and highly power-efficient architectures.

•	Maximize our expertise. We seek to maximize our expertise in DSP, analog, mixed-signal and radio frequency technology and to use that expertise to address critical customer demands. We intend to enhance our existing DSP cores and IP platforms with additional features and performance, while developing new offerings that will focus on other emerging applications across the range of end markets we serve.

•	Target top-tier customers. We seek to strengthen relationships and expand licensing and royalty arrangements with our existing customers and to extend our customer base with key industry companies in order to facilitate the development of our technology. We believe that we can achieve the best rate of return on our investment in technology by targeting our sales and marketing activities at high-volume semiconductor companies and leading electronic product manufacturers with a track record of successful end-user deployments. We have entered into license agreements with each of the world’s top ten semiconductor companies.

•	Focus on large and growing markets. We believe that our expertise in programmable DSP cores and platform-level IP favorably positions us to target growing segments within the consumer electronics market, such as wireless communications, mobile computing, automotive electronics, and consumer entertainment. We intend to strengthen our relationships and expand licensing and royalty arrangements with customers in those markets and to extend our customer base with key industry leaders within each of those segments. We believe that we can achieve the best results by targeting our sales activities at leaders within those markets.

•	Establish, maintain and expand relationships with key technology providers. We have established and seek to expand our close working relationships with:

•	contract semiconductor companies, usually referred to as silicon foundries, in order to assure adequate supplies of chips for our customers who purchase our technology in chip form and in order to give OEMs a means of obtaining competitive manufacturing capabilities;

•	third-party suppliers of block-level semiconductor intellectual property, in order to have access to their most current technologies; and

•	developers of both application-level and system-level software so that we can continue to offer complete platform solutions.

In addition, we have and seek to expand relationships with companies that offer complementary technologies for designing system-on-a-chip applications based on our DSP core designs. We believe that these relationships will increase the markets for our products.

Products and Technology

SmartCores

A programmable DSP core is a special purpose, software-controlled processor that, through complex mathematical calculations, analyzes, manipulates and enhances digital voice, audio and video signals. The programmable DSP cores we design are used as the central processors in semiconductor chips made for specific applications. These chips are used in a wide variety of electronic devices, including digital cellular telephones, modems, disk drive controllers, MP3 players, voice-over packet products and digital cameras, and are critical to the performance of the electronic products in which they are used.

Our SmartCores family of cores currently includes TeakLite, Teak, PalmDSPCore and the recently introduced CedarDSPCore. In addition, PineDSPCore and OakDSPCore still generate royalty revenues, although we no longer actively license them. By offering a range of performance, price and power consumption balances, our cores family addresses a wide range of applications, from low-end, high-volume applications, such as digital answering machines, disk drive controllers, low-speed modems and VoIP terminals, to high-performance applications such as 3G cellular communication devices, broadband modems, consumer multimedia and VoIP gateways. Our current offerings are:

•	CedarDSPCore. The CedarDSPCore is the sixth generation of our SmartCores family, designed to meet a broad range of performance and cost targets. The CedarDSPCore is a scalable and extendible architecture with various DSP core designs for different cost and performance metrics. It is targeted at a broad range of markets and applications requiring extensive processing power such as communications terminals—e.g., 2.5G and 3G smartphones, 802.11a/b/g terminals and access points and broadband modems; infrastructure—e.g., base-stations, media gateways and DSLAMS; and home entertainment—e.g., DVD recorders, personal video recorders and set-top boxes. A principal feature of CedarDSPCore is its extendibility: The architecture can be configured both for wired, high-performance environments and for low-power, portable environments such as 2G cellphones.

•	TeakLite. TeakLite is a “soft core” which significantly facilitates the incorporation of its design into a licensee’s chip and foundry specifications. TeakLite offers the same instruction set as OakDSPCore; it is superior to the OakDSPCore in terms of portability, operating speed and power consumption. TeakLite is primarily designed for 2G and 2.5G cellular telephones, modems, consumer multimedia (digital still cameras and audio appliances, including MP3 players), disk drive controllers and voice-over IP applications.

•	Teak. Like TeakLite, Teak is a “soft core” and is designed with a focus on power reduction features. Teak offers high performance, the ability to process multiple instructions in parallel and excellent code density, making it well suited for 2.5G and 3G cellular telephones, broadband modems and consumer multimedia applications.

•	PalmDSPCore. With faster processing capabilities and the ability to process multiple instructions in parallel, PalmDSPCore is a sub-family of three DSP soft cores designed to meet the high-performance, low-cost and low-power requirements of a range of applications. These include 2.5G cellular telephones, broadband modems, and voice-over packet network gateways, for which we offer a 16-bit core, and consumer audio and video applications, for which we offer 20-bit and 24-bit cores.

•	OakDSPCore. The OakDSPCore’s hardware units are operative through a set of soft cores known as an instruction set, which is a CPU-type instruction allowing the core to provide micro-control functionality. The small die size, low-power consumption and balance between cost and performance of our OakDSPCore make it well suited for second generation (2G) digital cellular telephones using GSM, TDMA and CDMA (code-division multiple access) standards, soft modems, voice-over packet network applications and Internet audio devices.

•	PineDSPCore. Introduced in 1991, the PineDSPCore was the first DSP core we developed. Due to its small die size and compact instruction code, it has been primarily used for low-end, high-volume applications, including digital answering machines, fax machines, low-speed modems and disk drive controllers. We currently generate revenues from the PineDSPCore, although we are no longer actively promoting it.

Our designs are independent of specific semiconductor manufacturing processes, and can therefore be used by a wide variety of customers. The DSP cores we design are appropriate for use in both current and emerging applications requiring digital signal processing. We market our technology and designs as well as a wide array of software development tools and technical support services. We believe the following to be the key benefits of our DSP cores offerings:

•	Low power consumption. Our cores have been designed to satisfy low power consumption requirements—a key feature of products that rely on batteries, such as cell phones and portable audio products, or are sensitive to power dissipation, such as telecommunications equipment.

•	Low cost. Our technology is designed to address the cost requirements for high volume, highly competitive applications through reduced chip size (by carefully selecting the functions we offer and also by allowing multiple functions to be placed on one chip) and minimization of the size of required memory.

•	Flexibility. Our open, “soft-core” DSP architecture allows our licensees to differentiate their products, in particular through software. It allows the licensees to create diversified versions of their embedded intellectual property solutions, reuse the same chip design for multiple generations of products and select different physical library vendors or silicon suppliers. In addition, because of our “soft-core” architecture, our cores can be easily integrated across multiple semiconductor manufacturing processes with different geometry technologies.

•	Improved time to market. Our technology shortens the typical semiconductor design cycle and improves our customers’ time to market by shortening the process of porting the core design to physical hardware layout, and by providing an efficient environment for designing the software to be used in our core designs.

•	Tightly coupled development tools and architecture. We provide our licensees with both DSP cores and the related software development and hardware emulation tools to assist in product development, which speeds their development process.

Applications for our DSP Cores

Solutions using DSP cores technology are currently used in a wide variety of applications. We focus our efforts on the following selected high-volume, high-growth markets and applications:

Cellular telephone handsets.    The cellular handset market is currently the largest market for DSP cores technology. Cellular telephones use DSP cores for voice compression, by which the human voice is compressed after being digitized, and channel coding, by which DSP techniques are used to encode the information. Our DSP cores are currently used in all types of digital cellular telephones, and we believe they will continue to be used in the next generations of cellular telephones (2.5G and 3G). Many of these next-generation phones will incorporate video, audio and data features in addition to voice, extending the use of advanced DSP cores in their designs. Our OakDSPCore and TeakLite cores are widely used in current cellular telephones, and our Teak and Cedar offerings target the next generation of cellular telephones.

Optical and magnetic disk drives.    A disk drive controller is the chip that controls the mechanism that reads and writes data from a memory disk platter. The disk drive controller market is characterized by high volume and extreme price sensitivity. Programmable DSP cores are designed to meet the requirements of this market by providing flexibility in the adoption of advanced search algorithms within the controller, resulting in the capability to support higher density, lower cost disks. We believe that the compact code size, heat dissipation characteristics and flexibility of our PineDSPCore, OakDSPCore and TeakLite offerings are particularly well suited to this cost competitive market.

Digital Subscriber Line applications.    Digital subscriber line (DSL) technology significantly increases the bandwidth of copper telephone lines for data transmission. The use of DSL-related applications is driven by the increasing demand for high-speed connectivity to the Internet. A programmable DSP core is used primarily to improve the quality of the signals received through the telephone line. By offering flexibility across multiple DSL standards, our programmable DSP solution is designed to allow a customer to re-use the same chip for different DSL markets. In addition, a programmable DSP solution allows for field upgrades of the technology as standards evolve or are enhanced. We believe our TeakLite, Teak and PalmDSPCore offerings are well suited to address the different cost and performance requirements of multiple DSL standards.

Voice-over packet network applications. Voice-over packet network technology enables the transmission of voice, along with video and data, over the same infrastructure in the form of small units of digital information (“packets”). This technology allows telecommunications operators to offer higher-value, unified services that combine fast data access, cheap voice rates and advanced voice and fax services to their customers. DSP technology is a key element in voice-over packet network applications.

We believe that our SmartCores family (in particular our TeakLite, Teak and PalmDSPCore) is an attractive solution for these applications because they provide a low-power, cost-effective, programmable platform for the local area network (LAN) and packet-based telephony markets. Our Teak and TeakLite cores are designed to provide a low power consumption, low-cost solution for small to middle size residential gateways and integrated accesses devices. Our PalmDSPCore is designed to provide higher performance and can be embedded in multi-channel, multi-service central office gateways, where channel density and heat dissipation are the most important factors.

Consumer audio applications.    Consumer electronics constitute a large market for DSP cores technology. Digital versatile disc (DVD) players and digital set-top boxes require DSP cores for their high fidelity audio features. In addition, recent improvements in the speed of Internet connections have provided the ability to easily download music from the Internet. This has created a significant market for DSP-based portable players (such as MP3 players) that decode high quality audio. Furthermore, we expect demand for digital audio to expand to the home audio market in the future. DSP cores technology is used to decode the compressed data being downloaded from the Internet or retrieved from the on–board memory or disk that stores the high-fidelity audio data. DSP cores technology may also be used in the future to enhance the security of digital stored media by preventing unauthorized copies or downloads of audio and visual data. Our technology can be used in low-power, price-sensitive semiconductor products targeted specifically at the portable audio market. In addition, our 24-bit PalmDSPCore can easily be used for current audio compression algorithms.

Digital still cameras.    Digital still cameras are a relatively new, yet fast-growing, market. Digital still cameras use a DSP chip to adjust the contrast and detail of the image captured by the lens and to compress the digital data for storage on the memory card. Our OakDSPCore, TeakLite and Teak offerings provide a low-power, cost-effective and programmable platform for this application.

System-on-a-chip subsystems

We offer XpertTeak, a highly integrated, low-power Teak core-based DSP sub-system for system-on-a-chip designs. This subsystem platform incorporates a large set of system interface peripheral components, together with a full set of software and hardware development tools. Xpert has a seamless interface to any CPU, which significantly lowers the complexity, cost of development, and time-to-market for SoC designs. In addition to the Teak core, it incorporates advanced peripherals and a system interface set, such as direct memory accesses (DMA) controllers, timers, power consumption management units, serial ports and CPU interfaces. Delivered as a pre-integrated and verified solution, it enables OEMs (Original Equipment Manufacturers) and ODMs (Original Design Manufacturers) to significantly reduce development time, risk and cost of GSM/GPRS base-band chips for efficient development of handsets.

Application-Specific Platforms

The continuing evolution of the consumer electronics market has created significant demand for semiconductor intellectual property providers that can add greater value by delivering the complete system solutions that combine mixed-signal and DSP cores technology, as well as related software—which we refer to as platform-level IP. This approach permits our customers to introduce feature-rich products while simultaneously minimizing their development cost, risk, complexity and time to market. We also offer our technology in discrete building blocks for specific functions that our customers use to develop complete systems and products.

Our platforms are licensed and deployed by some of the world’s largest semiconductor companies and OEMs in wireless communications devices, multimedia appliances, GPS devices, portable electronic products and other consumer electronic devices. Our current platforms include:

•	BlueStream. BlueStream is highly functional platform supporting Bluetooth communications—an emerging standard for wireless communications among electronic devices over short distances. This platform includes a digital baseband, offered both in baseband IP and as a full system-on-a-chip; and a complete software stack designed for baseband and host interface.

•	MediaStream. MediaStream is an advanced Internet audio technology enabling a range of mobile multimedia applications, including mobile phones, MP3 players, game consoles and high-fidelity in-car entertainment systems.

•	NavStream. NavStream is a complete GPS platform delivering precise location information (less than five meters within five seconds) to any device, including mobile phones, personal digital assistants (PDAs), and GPS-enabled vehicles, anywhere in the world. One of the key differentiators of the NavStream platform is its ability to track GPS signals and determine a user’s location indoors. NavStream is one of the few technologies that comply with the U.S. Federal Communications Commission’s e-911 Location Accuracy Directive, which requires that all mobile telephones enable the location of the caller to be determined to within 150 meters.

•	InfoStream. InfoStream is a mobile computing platform for the next generation of wireless devices, including 3G “smart” cellular phones, PDAs, Internet appliances and home entertainment/multimedia devices. The platform was developed in conjunction with Psion and delivers high performance, low power consumption and high levels of on-chip integration.

•	VoPStream. VoPStream is a complete VoP (Voice-over-Packet) platform targeted at residential/ enterprise markets. A complete hardware and software solution, VoPStream is based on ParthusCeva’s programmable TeakLite DSP core with all required hardware peripherals capable of handling multiple simultaneous packet-voice channels on a single chip. Software includes speech compression and decompression, echo cancellation and associated telephony signaling functions.

•	ChannelStream. ChannelStream is a complete IP solution targeting high-speed wireline applications such as Ethernet, Fiber Channel and Xaui. The platform blocks support single, dual and quad-channel configurations in applications where 1.0 to 3.2 Gbps data rates per channel are supported and where low power-per-channel is essential.

Each of the IP platforms described above has been developed for a specific end-market. They all adhere, however, to the specifications of our open, flexible and highly power-efficient architecture, which allows the rapid integration of our platforms and various third-party intellectual property into a single integrated circuit. Our solutions are based on a substantial portfolio of intellectual property, including building blocks for analog integrated circuits, digital integrated circuits, systems software and other functions.

In addition, in February 2003 we entered into an agreement with Intersil Corporation pursuant to which we will provide our wireless IP expertise as well as sales, marketing and customer support in licensing Intersil’s 802.11 PRISM platform (consisting of a baseband processor and medium access controller). PRISM solutions are the leading deployed 802.11 WLAN technology. In addition, Intersil will supply radio front-end products and reference designs—delivering a complete WLAN product solution to licensees. This technology is designed to enable new, wireless-capable products that will serve growing consumer demand for wireless connectivity wherever they live, work or play.

    Development and Integration

We have significant expertise in the design and development of high-performance digital, analog, mixed-signal and software technology for our customers. Our development services include complete development activities, such as development of specific systems or technology on a contract basis. Our policy is to retain ownership of, or rights to use, the intellectual property we develop under contract. Our integration services include consulting services to supplement or facilitate the integration of our licensed intellectual property and that of third parties into a customer’s product. In performing either development or integration services, we focus on designing comprehensive systems tailored to specific requirements, making the key design decisions and tradeoffs required to create the most competitive system for the customer while shortening their time-to-market.

We support products through manufacturing and volume production to meet customer requirements. Our computer aided design (CAD) team develops in-house design flows. The team provides each design group working on a development project a template identifying which CAD tools to use to meet its specific design goals. The team also writes software to assure that the identified tools can be used on an integrated and seamless basis. In addition, a team of layout engineers with experience in digital, analog, radio frequency and system-on-a-chip layout processes determines the physical layout requirements for each project. We also have an in-house capacity to test the performance of our intellectual property as embodied in silicon against a variety of parameters. This capability enables us to perform complete system-level product development combining our integrated circuit and software intellectual property.

Customers

We have licensed our DSP core designs and IP platforms to leading semiconductor companies throughout the world. These companies incorporate our cores and platforms into application-specific chips or custom-designed chips that they manufacture, market and sell to OEMs of a variety of electronic products. We also license our core designs and platforms to OEMs directly. To date, we have entered into more than 140 license agreements with more than 100 licensees, including Atmel, Cirrus Logic, Fujitsu, Hitachi, Infineon Technologies, Kawasaki, LSI Logic, Maxim, Mitsubishi, Motorola, National Semiconductor, NEC, nVidia, Oki, Philips Semiconductors, Prairiecom, Samsung, Seiko-Epson, Sharp Microelectronics, Sony, STMicroelectronics and Texas Instruments. More than 100 of our current license agreements have royalty components, of which approximately 10 have produced royalty revenues to date. Two customers accounted for 12.6% and 10.6% of our total revenues in 2002, respectively. The identity of our greater-than-10% customers varies from period to period, depending on when license agreements are signed, and we do not believe that we are materially dependent on any one or any small number of licensees.

Sales, Marketing and Technical Support

We license DSP cores and complete platform solutions to perform specific application functions. These solutions typically incorporate both intellectual property to be embodied on a silicon chip and intellectual property in the form of software. On occasion, we enter into portfolio licensing agreements whereby a customer licenses multiple platforms. By entering into a portfolio license, our customers have access to multiple technology platforms in our portfolio, enabling them to obtain from one supplier all of the IP required to build next-generation electronic devices. We believe that portfolio license arrangements will generally be larger than other license agreements and will allow us to develop close, strategic long-term relationships with our portfolio license customers. Although the precise terms of each of our contracts vary from licensee to licensee, they generally require payment of an initial license fee and ongoing per-unit royalties. Under the terms of these license agreements, we may also provide integration services to help accelerate the customer’s product development cycle. In addition, we enter into collaborative agreements for the sale or distribution of our products where the third party can provide additional access to special expertise or potential customers.

Maintaining close relationships with our customers is a core part of our strategy. We typically launch each new DSP core, platform or platform upgrade with a signed license agreement with a blue-chip customer, which helps ensure that we are clearly focused on viable applications that meet broad industry needs. Strengthening these relationships is a significant part of our strategy. It allows us to create a roadmap for the future development of existing cores and platforms, and it helps us to anticipate the next potential applications for the market. We seek to use these relationships to deliver new products in a faster time to market through our research and development base.

    Sales Force

The leaders within our targeted markets include a small number of very large organizations. We therefore believe it is essential to maintain a comprehensive and capable direct sales and marketing organization focused on these market leaders. Towards this end, we have located our headquarters in San Jose, California and have established a direct sales force. Each of our sales offices is closely aligned with key customer accounts and supported by a focused central marketing team.

Our sales and marketing force numbers approximately 25 people. We have a total of ten sales offices, located in San Jose, California; Nashua, New Hampshire; Austin, Texas; Dublin, Ireland; Herzeliya, Israel; Hong Kong, China; Tokyo, Japan; Seoul, Korea; Northampton, England and Sophia Antipolis, France. We also have an independent sales representative covering Taiwan and China. In addition, we systematically conduct sales prospecting from our principal offices, and the sales leads are distributed to our regional offices and representatives.

    Marketing

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include presenting at key industry trade shows and conferences, distributing global press releases, organizing customer seminars, posting information on our website, issuing periodic newsletters and producing marketing materials. In addition, we have established co-marketing programs with our alliance partners and customers.

Our marketing and business development department participates in refining our intellectual property offerings to address specific new market needs and to use our brand name and close relationships to reach and create demand within system OEMs and semiconductor companies.

Our marketing department is responsible for defining the road map for our next-generation DSP cores and IP platforms and their key features. In defining the road map, the marketing department coordinates with our sales and research and development departments to take into consideration future trends in semiconductor technology, including DSP cores architectures and digital signal processing algorithms and competitive positioning of our products. Our marketing department also runs competitive analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, the United Kingdom and the United States, as well as through the Japanese subsidiary of DSP Group, which provides us with dedicated employees to provide various technical support services to our customers. Each of our independent sales representatives in Southeast Asia also maintains engineers who provide technical support services for our products. Our technical support services include:

•	assistance with implementation, responding to customer specific inquiries, training and, when and if they become available, distributing updates and upgrades of our products;

•	application support, consisting of providing general hardware and software design examples, ready-to-use software modules and guidelines to our licensees to assist them in using our technology; and

•	design services, consisting of creating customer specific implementations of our DSP cores and platform-level IP.

We believe that our technical support services are key factors in our licensees’ ability to embed our cores and platforms in their designs and products. Our technology is highly complex, combining a sophisticated DSP cores architecture, integrated circuit designs and development tools. Effective customer support is critical in helping our customers implement our solutions and helps to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct detailed technical training for our licensees and their customers and visit our licensees on a regular basis to closely track the implementation of our technology.

Research and Development

Our future competitive position will largely depend on our ability to develop new generations of DSP cores and IP platforms in a timely manner to meet the evolving and rapidly changing requirements of our target markets. Towards this end, we intend to maintain significant research and development teams dedicated to developing new technological solutions and new versions of our existing technology.

Research and Development Staff and Expenses

Our research and development team consists of approximately 180 employees working in six development centers located in Ireland, Israel and the United Kingdom. This team consists of engineers who possess significant experience in developing advanced programmable DSP cores and application platforms. We believe that our strengths are in our expertise in:

•	digital signal processing algorithms coupled with our deep understanding of processor architectures;

•	systems architecture, including modeling and partitioning;

•	analog and mixed-signal technology;

•	IP integration for system-on-a-chip development;

•	software development; and

•	systems integration.

Our research and development expenses, net of related non-refundable research grants, were $8.4 million in 2002, $5.1 million in 2001, and $4.8 million in 2000. Giving effect to the combination with Parthus for the entire year, our pro forma combined research and development expenses for 2002 would have been approximately $27.6 million.

Research and Development Focus

Our research and development resources are focused in the areas of DSP and application signal processing, mixed signal and wireline communications IP and wireless communications. We seek to deliver further innovative solutions that offer clear benefits to our customers in the areas of:

•	faster and higher performance, which is essential for the take-up of new services or content;

•	lower power requirements, which is critical for battery life;

•	smaller and lighter chip components, for better overall product design;

•	easier manufacturing of extremely complex technology; and

•	higher value at lower cost.

In particular, we concentrate our efforts on product improvement, next-generation product evolution and future product revolution:

•	Product improvement is the process of making incremental modifications to our designs to enhance performance and ease of implementation. In addition, we continuously enhance our development tools by adding features to improve the productivity of the software development process.

•	Next-generation product evolution is the process of developing new products, based on the same design concepts as the current generation, with substantially better performance and significant new features.

•	Future product revolution is the process of developing new products that represent a significant departure from previous-generation design concepts and which incorporate evolving trends in processor architecture.

Our research and development projects are initiated based on new technology trends, emerging applications and inputs from customers and our sales and marketing personnel. We have a budgeting process in which we assess each project, establish financial goals and targets and assign resources. We monitor our projects through a variety of processes. We have frequent staff meetings to update our staff on progress and share information. We also conduct regular project reviews with the participation of management, sales, marketing and customer support. In these meetings, we review a number of aspects of the project including human, financial and technical resources used and required in the future, achievement of milestones and problems encountered. In addition, we re-evaluate the project in light of the initial definition and current market conditions.

We are involved in research programs with a number of university and independent research groups worldwide. These include both student sponsorships at undergraduate, masters and doctorate levels, and joint research programs. In addition, a small number of our staff work one day per week at affiliated academic institutions, providing a strong link to the faculty and student bodies. We also encourage our research and development personnel to maintain active roles in the various international organizations that develop and maintain standards in the electronics and related industries. This involvement allows us to influence the development of new standards; keeps us informed as to important new developments regarding standards; and allows us to demonstrate our expertise to existing and potential customers who also participate in these standards-setting bodies.

Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our intellectual property and to operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection of our technology. We also seek to limit disclosure of our intellectual property and trade secrets by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code and other intellectual property. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than specific legal protections of our technology in establishing and maintaining a technology leadership position.

We have an active program to protect our proprietary technology through the filing of patents. We hold five U.S. patents related to our DSP cores technology, with expiration dates between 2013 and 2019, and have 15 patent applications related to this technology pending in the United States, 9 pending in Israel, seven pending in Japan, seven pending in Europe and four pending in South Korea. We hold 21 U.S. patents related to our application platforms technology, with expiration dates between 2011 and 2020, and 10 non-U.S. patents on various aspects of this technology. We also have 34 patent applications pending in the United States relating to our application platforms technology and an additional 11 pending in Ireland, the United Kingdom and other jurisdictions.

We actively pursue foreign patent protection in other countries where we feel it is prudent to do so. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or that others will not design around our technology. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. We can provide no assurance that our pending patent applications or any future applications will be approved or will not be challenged by third parties, that any issued patents will effectively protect our technology, or that patents held by third parties will not have an adverse effect on our ability to do business.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Questions of infringement in the semiconductor field involve highly technical and subjective analyses. Litigation may in the future be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot assure you that we would be able to prevail in any such litigation, or be able to devote the financial resources required to bring such litigation to a successful conclusion.

In any potential dispute involving our patents or other intellectual property, our licensees could also become the targets of litigation. We are generally bound to indemnify licensees under the terms of our license agreements. Although our indemnification obligations are generally subject to a maximum amount, these obligations could nevertheless result in substantial expenses. In addition to the time and expense required for us to indemnify our licensees, a licensee’s development, marketing and sale of products embodying our solutions could be severely disrupted or shut down as a result of litigation.

We also rely on trademark, copyright and trade secret laws to protect our intellectual property. PalmDSPcore, PineDSPcore, OakDSPcore, OCEM, TeakDSPcore, Pine, Teak and Teaklite are United States registered trademarks of ParthusCeva or its affiliates. Parthus, the Parthus logo and BlueStream are European Community trademarks of ParthusCeva or its affiliates. The registration of the following trademarks is pending in the United States: ParthusCeva, the ParthusCeva logo, SmartCores, Assyst, CedarDSPcore, Parthus, the Parthus logo, MediaStream, BlueStream, PLLXpert and NavStream. Application for the following trademarks is pending in other jurisdictions: ParthusCeva, the ParthusCeva logo, SmartCores, CedarDSPcore, Parthus, the Parthus logo, MediaStream, InfoStream, BlueStream, PLLXpert and NavStream. The following trademarks are in use: PalmASSYST, PINE ASSYST SIMULATOR, XpertDSP, XpertPalm, OpenKey, DSCKey, VoPKey, EDP, SmartCores Enabled, CamStream, VoPStream, PDKit, ODKit, TLDKit, TDKit and ChannelStream.

Competition

We believe that we are positioned to offer one of the most comprehensive offerings of DSP cores and application-specific platforms. Nevertheless, the markets we serve are highly competitive and are characterized by rapid technological change, especially with respect to wireless, telecommunications and multimedia applications. These trends lead to frequent product introductions, short product life-cycles and increased product capabilities, typically representing significant performance, power consumption and cost improvements in each new generation of products.

DSP Cores

We compete with other suppliers of licensed programmable DSP cores and with suppliers of other DSP solutions. We believe that the principal competitive elements of a programmable DSP-based system are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, ease of implementation, customer support and name recognition.

The market is dominated by large, fully integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	intellectual property vendors that offer programmable DSP cores;

•	intellectual property vendors of general purpose processors with DSP extensions;

•	internal design groups of large chip companies that develop proprietary DSP solutions for their own application-specific chips; and

•	semiconductor companies that offer off-the-shelf programmable DSP chips.

We face direct competition mainly from various private intellectual property companies such as 3DSP and StarCore, a venture formed by Infineon Technologies, Agere and Motorola. In addition, some large chip manufacturing companies such as LSI Logic make their proprietary DSP technology available for license to create a second source for their technology.

In recent years, we have also faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for control and system functions in various applications, including personal digital assistants and video games. Embedded systems typically incorporate both microprocessors responsible for system management and a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, companies such as ARC, ARM Holdings, MIPS, and Tensilica have added a DSP extension to their products in addition to the microcontroller functions, which may successfully compete with our designs in applications that involve low to moderate DSP performance requirements.

With respect to certain large potential customers, we also compete with their internal engineering teams supplying programmable DSP cores, who may design products for use by other divisions internally, rather than licensing our products. These companies, which include Fujitsu, NEC and Philips, both license our designs for some applications and use their own proprietary cores for other applications. In the future, such companies may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

We also compete indirectly with several general purpose programmable DSP semiconductor companies, such as Agere Systems, Analog Devices, Motorola and Texas Instruments. These companies have proprietary chip technologies that can be accessed only as part of their semiconductor products, while our technology is licensed to multiple vendors. OEMs may prefer to buy general purpose chips from large, established semiconductor companies rather than license our products. In addition, the general purpose semiconductor companies are major competitors of semiconductor companies that license our technologies. It is also possible that in the future these DSP semiconductor companies may choose to license their proprietary DSP cores to third parties and compete directly with us.

Our SmartCores architecture is an independent DSP technology licensed to other companies, which we make available together with a full package of design tools, technical support and tightly coupled application IP. We believe that designs using our SmartCores architecture offer high performance along with small memory size and low-power consumption. In addition, our experience in designing and licensing programmable DSP cores can help semiconductor companies and system OEMs to create a competitive system-on-a-chip solution that takes advantage of our licensees’ proprietary intellectual property as well as ours.

Application-specific Platforms

Because of our complete platform approach and our strong resources in key areas such as mixed-signal technology, we believe that we are extremely competitive in delivering complete solutions that meet the requirements of our customers. In addition, we believe that the difficulty of attracting an adequate number of qualified technical staff, particularly in the areas of analog and mixed signal technology, coupled with the difficulty of combining know-how across the range of technologies required to provide a complete solution in this market area, present substantial barriers to entry for new entrants into this area. Other important competitive factors include price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation and financial strength.

Given our reliance on relationships with a number of leading companies in the semiconductor and electronics industry, our competitive position is dependent on the competitive positions of those companies. In addition, the companies with whom we have relationships do not license our intellectual property exclusively, and several of them also design, develop, manufacture and market products based on their own intellectual property or on other third-party intellectual property. They therefore often compete with each other and with us in various applications.

We compete with a variety of companies, ranging from smaller, niche semiconductor design companies to large semiconductor manufacturers and OEMs, many of whom are our customers. We believe that our principal competition comes from the in-house research and development teams of such manufacturers, many of whom have significantly greater financial and/or technical resources than we do. In addition, we must in such cases overcome any organizational bias against out-sourced solutions before we can compete successfully.

Aside from the in-house research and development groups of such manufacturers, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the Bluetooth and 802.11 technology arenas—with NewLogic and TTPcom; and

•	in the GPS market—with SiRF, Snaptrack and Trimble.

We cannot be certain that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

Employees

The table below presents the number of employees of ParthusCeva as of December 31, 2002, by function and geographic location.

Number
Total employees	243

Function
Research and development	179
Sales and marketing	25
Technical support	7
Administration	32

Location
Ireland	127
Israel	59
United States	9
United Kingdom	40
Elsewhere	8

Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

A number of our employees are located in Israel. Certain provisions of Israeli law and of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees.

ITEM 2.    PROPERTIES

Our headquarters are located in San Jose, California and we have principal offices in Dublin, Ireland and Herzeliya, Israel.

We lease land and buildings for our executive offices, engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us:

Location	Area (Sq. Feet)	Principal Activities
San Jose, CA, U.S. (Headquarters)	5,250	Sales and marketing; administration

Dublin, Ireland (Principal Office)	26,600	Executive offices, engineering, sales, marketing, administration.

Herzeliya, Israel (Principal Office)	10,225	Executive offices, engineering, sales, marketing, administration.

Cork, Ireland	10,000	Engineering.

Limerick, Ireland	4,000	Engineering.

Belfast, Northern Ireland	8,000	Engineering.

Northampton, England	13,500	Engineering, marketing, administration.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2002, our then sole stockholder approved by written consent an amendment and restatement of our certificate of incorporation changing our name to ParthusCera, Inc., increasing our total authorized stock and creating a class of undesignated preferred stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Eliyahu Ayalon, age 60, has served as Chairman of our board of directors since November 2002 and as a member of our board of directors since November 1999. Mr. Ayalon also served as our Chief Executive Officer from November 1999 to January 2001. Mr. Ayalon has served as President, Chief Executive Officer and a member of the board of directors of DSP Group, Inc. since April 1996. In January 2000, Mr. Ayalon was appointed to serve as Chairman of the board of directors of DSP Group.

Brian Long, age 46, has served as Vice Chairman of our board of directors since November 2002. He served as Chief Executive Officer and a member of the board of directors of Parthus Technologies plc from 1993 until November 2002, and was one of the co-founders of Parthus.

Kevin Fielding, age 40, has served as our President, Chief Executive Officer and as a member of our board of directors since November 2002. He served as President of Parthus Technologies plc from March 2001 until November 2002. He served as Chief Operating Officer of Parthus from 1998 to 2001. He previously served as Managing Director of the StrongARM business of Digital Semiconductor.

Gideon Wertheizer, age 46, has served as our Executive Vice President—Business Development and Chief Technology Officer since November 2002. Mr. Wertheizer also served as our Chief Executive Officer and President from January 2001 until November 2002. Mr. Wertheizer was with DSP Group from 1990 to early 2001, serving most recently as Executive Vice President of Intellectual Property.

Elaine Coughlan, age 31, has served as our Chief Financial Officer and Secretary since November 2002. She served as Chief Financial Officer of Parthus from March 2001 until November 2002, and had served as Parthus’ Vice President—Finance from August 2000 to March 2001 and as its Corporate Controller from December 1999 to August 2000. Ms. Coughlan joined Parthus from IONA Technologies plc, where she held several senior financial positions. She had previously spent eight years at Ernst & Young, a public accounting firm, as a senior audit manager. She is an Associate of the Institute of Chartered Accountants in Ireland.

Issachar Ohana, age 37, has served as our Vice President and General Manager of the DSP Intellectual Property Licensing Division since November 2002. Prior to joining us, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000.

Bat-Sheva Ovadia, age 39, has served as our Chief Scientist—DSP Technologies since November 2002. Prior to joining us, she was with DSP Group beginning in September 1988 as a DSP algorithm engineer. She was appointed Chief Architect of the DSP core architectures and served as Department Manager of DSP Group Architecture and Algorithm Department beginning in 1996, the Marketing and Business Development Director beginning in 1998 and Vice President—Marketing and Business Development beginning in May 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on The NASDAQ National Market under the symbol “PCVA” and on the London Stock Exchange under the symbol “PCV” on November 1, 2002. As of March 26, 2003, there were 8,911 holders of record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The closing price of our common stock on The NASDAQ National Market on March 26, 2003 was $3.03 per share. The following table sets forth, for the period indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Fourth Quarter 2002 (from November 1)	$7.01	$4.47

On November 1, 2002, we issued an aggregate of 8,998,887 shares of our common stock in exchange for the entire issued share capital of Parthus Technologies plc in a transaction exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

From January through October 2002, ParthusCeva granted options to purchase an aggregate of 139,236 shares of its common stock at a weighted average exercise price of $10.90 per share. No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from registration pursuant to Rule 701 of the Securities Act of 1933.

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Information as of December 31, 2002 regarding options granted under our option plans and remaining available for issuance under those plans is contained in definitive proxy statement for our Annual Meeting of Stockholders to be held in 2003 and incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva (formerly known as Ceva, Inc.) on November 1, 2002. Prior to that date, our DSP cores licensing business was part of DSP Group, Inc. With respect to periods prior to November 1, 2002, the financial data below have been prepared as if the separation of this business had been in effect throughout the relevant periods. The financial statements show this business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business, as described in notes 1-3 to our financial statements, which appear elsewhere in this Annual Report. This information may not reflect what our financial position or results of operations actually would have been had this business operated as a separate, stand-alone entity for the periods presented, and may not be indicative of our future financial position or results of operations. We have not made adjustments to our historical financial information for periods prior to November 1, 2002 to reflect the significant changes in the cost structure, funding and operations which have resulted from the separation of the DSP cores licensing business from DSP Group and our combination with Parthus. The financial data below include the results of the business of Parthus only for the period following the combination on November 1, 2002.

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, both appearing elsewhere in this Annual Report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	$11,614	$16,249	$19,951	$20,959	$14,739
Other revenue	1,630	1,952	2,959	4,285	4,457

Total revenues	13,244	18,201	22,910	25,244	19,196
Cost of revenues	280	207	410	1,251	2,168

Gross profit	12,964	17,994	22,500	23,993	17,028
Operating expenses:
Research and development, net	3,404	3,230	4,835	5,095	8,414
Sales and marketing	1,137	1,997	2,466	2,911	3,356
General and administrative	2,020	2,480	2,810	2,839	3,557
Amortization of other intangible assets	—	—	—	—	189
In-process research and development charge	—	—	—	—	15,771
Restructuring charge	—	—	—	—	6,442

Total operating expenses	6,561	7,707	10,111	10,845	37,729

Income (loss) from operations	6,403	10,287	12,389	13,148	(20,701)
Interest and similar income, net	174	292	322	462	277
Foreign exchange loss	—	—	—	—	(484)

Income before taxes	6,577	10,579	12,711	13,610	(20,908)
Provision for income taxes	359	1,453	3,438	3,255	1,014

Net income (loss)	$6,218	$9,126	$9,273	$10,355	$(21,922)

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$893	$1,173	$411	$1,996	$58,318
Total assets	3,831	6,915	9,615	12,197	135,182
Total stockholders’ equity and related company investment	$1,680	$2,556	$2,020	$4,345	$110,072

On a pro forma combined basis, giving effect to the combination with Parthus as of January 1, 2002, revenues for 2002 would have been $51.2 million and net loss would have been $32.4 million. This pro forma combined financial information is unaudited and is presented for illustrative purposes only; it is not necessarily indicative of the financial position or results of operations that would have actually been reported had the transaction occurred at the beginning of 2002, nor is it necessarily indicative of future financial position or results of operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion together with the consolidated financials statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Factors That Could Affect Our Operating Results”, as well as those otherwise discussed in this section and elsewhere in this Annual Report. See “Forward-Looking Statements and Industry Data”.

INTRODUCTION

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva (formerly known as Ceva, Inc.) on November 1, 2002. Prior to that date, our DSP cores licensing business was part of DSP Group, Inc. On November 1, 2002, (1) DSP Group contributed the DSP cores licensing business to ParthusCeva, which was then its wholly owned subsidiary; (2) DSP Group distributed all of the existing common stock of ParthusCeva to the stockholders of DSP Group; and (3) ParthusCeva immediately thereafter combined with Parthus Technologies plc. These transactions are described in detail in the Report on Form 8-K of ParthusCeva dated November 1, 2002, as amended.

With respect to periods prior to November 1, 2002, the discussion below assumes that the separation of the DSP cores licensing business from DSP Group had been in effect throughout the relevant periods. Our financial statements show the DSP cores licensing business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business, as described in notes 1-3 to our financial statements included elsewhere in this Annual Report. This information may not reflect what our financial position or results of operations actually would have been had we operated as a separate, stand-alone entity for the periods presented, and may not be indicative of our future financial position or results of operations. We have not made adjustments to our historical financial information for periods prior to November 1, 2002 to reflect the significant changes in our cost structure, funding and operations that have resulted from the separation of the DSP cores licensing business from DSP Group and our combination with Parthus. This discussion includes the results of the business of Parthus only for the period following the combination on November 1, 2002.

You should read the following discussion together with the audited financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements”, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including those discussed below under the caption “Factors that Could Affect Our Operating Results”.

BUSINESS OVERVIEW

ParthusCeva licenses to semiconductor companies and electronic equipment manufacturers complete, integrated intellectual property solutions that enable a wide variety of electronic devices. Our programmable DSP cores and application-level IP platforms power wireless devices, handheld devices, consumer electronics products, GPS devices, consumer audio products and automotive applications. We develop and market our integrated portfolio of open-licensable IP in three distinct areas: DSP cores; system-on-a-chip sub-systems and application-specific platform IP.

Our strategy is to engage in licensing and royalty agreements with leading semiconductor manufacturers and OEMs that have a track record of successful adoption and deployment of key next-generation technologies. In addition, we derive a portion of our revenues from development work, which we refer to as IP creation, and from the sale of our technology in module form, which we refer to as Hard IP.

Although the precise terms of our license agreements vary from licensee to licensee, they generally require payment of an initial license fee, prepaid royalties and ongoing per-unit royalties. Under the terms of these license agreements, we may also provide integration services and technical support to help accelerate the customer’s product development cycle. Key features of these arrangements include:

•	Initial license fees. Initial license fees are typically non-refundable and are generally paid in instalments upon delivery of our IP or upon reaching defined development milestones where customization of our IP is required. Our licenses are typically perpetual in duration but may in some cases be limited to fixed terms.

•	Royalties. A per-unit royalty is paid for each product incorporating our intellectual property that is sold, supplied or distributed by the licensee. These royalties are calculated either as a percentage of the licensee’s sale price per product or as a fixed amount per unit sold. We generally give volume pricing to our licensees, and our per unit royalties rate under a license will decrease as more products incorporating our intellectual property are shipped. As products incorporating our technology are brought to market, we expect revenue from royalties to increase. We have no control, however, over when our customers will ultimately bring such products to market. Some of our licenses include prepaid royalties, in which a customer pays the royalties on a certain minimum number of products at the time we sign the license, which are typically non-refundable.

•	Support and maintenance. We generally require licensees to pay a quarterly support and maintenance fee for a minimum of two years for integrated circuits and three years for software. After that mandatory period, the customer may extend the support and maintenance agreement on an annual basis.

We seek to leverage our substantial investment to date in research and development and to utilize our experienced R&D staff to enhance our technology offerings and to drive future revenue growth by offering cutting-edge solutions. We also anticipate that, as the global economy in general and the consumer electronics industry in particular recover, we will begin to realize increased royalty revenues, which will incrementally increase our profit margins.

RESULTS OF OPERATIONS

The following table presents line items from our statement of operations as percentages of our total revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	87.1%	83.0%	76.8%
Other revenue	12.9%	17.0%	23.2%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	1.8%	5.0%	11.3%
Gross profit	98.2%	95.0%	88.7%
Operating expenses:
Research and development, net	21.1%	20.2%	43.8%
Sales and marketing	10.8%	11.5%	17.5%
General and administrative	12.2%	11.2%	18.4%
Amortization of other intangible assets	—	—	1.0%
In-process research and development charge	—	—	82.2%
Restructuring charge	—	—	33.6%

Total operating expenses	44.1%	42.9%	196.5%

Income (loss) from operations	54.1%	52.1%	(107.8)%
Interest and similar income, net	1.4%	1.8%	1.4%
Foreign exchange loss	—	—	(2.5)%

Income before taxes	55.5%	53.9%	(108.9)%
Provision for income taxes	15.0%	12.9%	5.3%

Net income (loss)	40.5%	41.0%	(114.2)%

2002 Compared With 2001

Total Revenues

Total revenues decreased 24.0% to $19.2 million in 2002 from $25.2 million in 2001. This decrease was primarily due to the slowdown in the global economy, which resulted in delays in licensing decisions on a number of potentially significant deals towards the end of 2002, offset by the added revenue derived from the Parthus business following the combination with Parthus on November 1, 2002.

Licensing and royalty revenues accounted for 76.8% of our total revenues in 2002, compared with 83.0% of total revenues in 2001. Other revenues, consisting principally of technical support revenues, accounted for 23.2% of total revenues in 2002, compared with 17.0% of total revenues in 2001. Revenues from two customers accounted for 13% and 11% of total revenues in 2002. Revenues from three customers accounted for 24%, 15% and 14% of total revenues in 2001.

Licensing and Royalty Revenues

Licensing and royalty revenues decreased 29.7% to $14.7 million in 2002 from $21.0 million in 2001.

Licensing Revenues decreased 10.1% to $12.3 million in 2002 from $13.7 million in 2001. The decrease was a result of the persistent downturn and challenging market conditions in the semiconductor industry and the slowdown in the wireless and cellular market.

Unit and Prepaid Royalty Revenues decreased 66.5% to $2.4 million in 2002, compared with $7.3 million in 2001. The decrease in such revenues was primarily due to delays in licensing decisions on a number of significant deals and lower per-unit royalties from some license agreements due to volume pricing. We had 13 royalty-paying licensees in 2002 and 10 in 2001. Royalty-generating licensees reported sales of 81.1 million chips incorporating our technology in 2002, compared with 79.2 million chips in 2001. One royalty-generating licensee accounted for 8% of total revenues in 2002.

Other Revenues

Other revenues, including technical support revenues of $3.7 million, increased 4.0% to $4.5 million in 2002 from $4.3 million in 2001. The increase was primarily due to revenues generated in IP creation and hard IP of $800,000 following the combination with Parthus, offset by a decrease in technical support revenues of $600,000. The decrease in technical support revenues reflected fewer technical support and related services to our DSP cores licensees in 2002 as a result of the slowdown in the global wireless and cellular markets.

Geographic Revenue Analysis

In 2002, revenues in the United States represented 37.6% of total revenues, while Asia represented 23.0% and Europe, Middle East and Africa represented 39.4%. In 2001, revenues in the United States represented 43.0% of total revenues, while Asia represented 28.7% and Europe, Middle East and Africa represented 28.3%.

Cost of Revenues

Cost of revenues was $2.2 million in 2002, compared with $1.3 million in 2001. Cost of revenues accounted for 11.3% of total revenues in 2002, compared with 5.0% in 2001. Gross profit decreased to 88.7% in 2002 from 95.0% in 2001. The increase in total cost of revenues and decrease in gross profit were due primarily to the change in revenue mix in 2002, with a lower amount of revenues derived from higher gross margin royalty revenues.

Cost of revenues includes related labor costs and, where applicable, travel, related overhead and material costs.

Operating Expenses

Total operating expenses for 2002 were $37.7 million compared with $10.8 million in 2001. This increase principally reflects one-time non-cash charges of $15.8 million relating to in-process research and development, $14.2 million of which arose in connection with the combination with Parthus and $1.6 million of which arose in connection with an acquisition of wireless design technology in the fourth quarter of 2002. In addition, we incurred a restructuring charge of $6.4 million representing primarily severance costs and provision for onerous leases following a headcount reduction in November 2002. We also continued our investment, internally and by acquisition, in developing and licensing a strong portfolio of technology platforms. The investment has resulted in higher numbers of engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investments following the combination with Parthus in November 2002.

Research and Development Expenses, Net

Research and development expenses, net of related government research grants, increased by 65.1% from $5.1 million, or 20.2% of total revenues in 2001, to $8.4 million, or 43.8% of total revenues in 2002. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. This commitment is reflected primarily in higher labor and associated costs resulting from increased headcount and increased investment in design tools and sub-contract design following the combination with Parthus. The number of research and development personnel was 186 at December 31, 2002 compared with 47 at year-end 2001. Research and development expenses consist primarily of related labor and associated costs connected with the development of our intellectual property. Because technological feasibility is generally not established until all design, coding and testing activities are completed, we expense all development costs as incurred. Work that we perform to develop technology for customers on a fee-for-services basis is not included in research and development expenses; nevertheless, we generally retain the right to use intellectual property developed in this manner. Research and development expenses include payments that we make to third parties to license technology from them when we incorporate their technology into our intellectual property as part of our research and development activities.

We recorded research grants from the MAGNET programs of the Chief Scientist of Israel of $869,000 in 2002, compared with grants of $542,000 in 2001. We have no obligation to pay royalties on the intellectual property developed using these research grants, and all monies received are non-refundable.

We intend to continue to focus our research and development efforts on the development of products with high performance, low power consumption and manufacturing process independence, while maintaining compatibility with our existing products.

Sales and Marketing Expenses

Sales and marketing expenses increased by 15.3% to $3.4 million in 2002 from $2.9 million in 2001. This increase was primarily due to an increase in the number of sales and marketing personnel to support our increased sales and marketing efforts throughout 2002. It also reflects the additional sales and marketing personnel following the combination with Parthus. The total number of sales and marketing personnel was 25 at December 31, 2002, compared with 5 at year-end 2001.

Sales and marketing expenses as a percentage of total revenues were 17.5% in 2002, compared with 11.5% in 2001. The percentage increase reflects lower revenues in 2002 compared with 2001. Sales and marketing expenses consist of related labor costs, including commissions, travel and other costs associated with sales and marketing activity, as well as advertising, trade show participation, public relations and other marketing costs.

General and Administrative Expenses

General and administrative expenses increased by 25.3% to $3.6 million in 2002, compared with $2.8 million in 2001. General and administrative expenses as a percentage of total revenues were 18.4% in 2002, compared with 11.2% in 2001. The increase in absolute terms reflects our commitment to investing in a management and administrative structure to support our business going forward and increased facility costs following our combination with Parthus. The percentage increase reflects lower revenues in 2002 compared with 2001. General and administrativeexpensesconsist primarily of related labor costs, information systems and technology, infrastructure, facilities costs, telephone and other office costs and depreciation.

Amortization of Intangibles

We recorded an expense of approximately $189,000 in the fourth quarter of 2002 in connection with the amortization of intangible assets acquired in the combination with Parthus. As of December 31, 2002, the amount of other intangible assets was $5.5 million. We anticipate ongoing charges in connection with the amortization of other intangibles of approximately $284,000 per quarter.

In-process Research and Development

The charge of $15.8 million in 2002 represents one-time non-cash charges of $14.2 million arising in connection with the combination with Parthus and $1.6 million relating to acquired wireless design technology which had not reached technological feasibility and had no alternative future use. Both these amounts were expensed in the fourth quarter of 2002.

The value assigned to purchased in-process technology relates to six IP platforms (Platforms A, B, C, D, E and F) valued at $3.0 million, $1.0 million, $0.7 million, $2.4 million $3.5 million and $3.6 million, respectively. The estimated fair value of the acquired in-process research and development platforms that had not yet reached technological feasibility and had no alternative future use amounted to $14.2 million.

Technological feasibility or commercial viability of these platforms was not established at the acquisition date. These products were considered to have no alternative future use other than the technological indications for which they were in development. Accordingly, these amounts were immediately expensed in the consolidated statement of operations on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The estimated fair values of these platforms were determined using discounted cash flow models. Platforms A, B, C, D, E and F were estimated to be 54%, 22%, 89%, 6%, 44% and 70% complete, respectively; estimated costs to completion of these platforms were approximately $5.8 million, $1.5 million, $0.7 million, $4.4 million $0.1 million and $2.0 million, respectively, and discount rates of 25%, 30%, 25%, 30%, 30% and 30% respectively, were used. All platforms involve completion of design, coding, implementation and testing activities before establishment of technical feasibility. At the valuation date the above activities had not been completed for these platforms. Platforms A, B and C were expected to be completed by the end of 2005, platform D was expected to be completed by end of 2010 and platforms E and F were expected to be completed by the end of 2007. The principal risks relating to the development of these platforms include the successful completion of the design, coding, implementation and testing activities.

Restructuring Charge

We incurred a restructuring charge of $6.4 million following the rationalization of certain product lines in the fourth quarter to enhance strategic focus and to further reduce costs. This principally resulted in severance costs following a headcount reduction of 46 employees and onerous lease commitments arising from a reduction in our facility and design tool requirements.

Interest and Similar Income, Net

Financial income, net, was $277,000 in 2002, compared with $462,000 in 2001, reflecting the lower interest rate environment in 2002 which impacted overall returns on cash and cash equivalents invested.

Foreign Exchange Loss

We incurred foreign exchange losses of approximately $484,000 in 2002 arising principally on euro liabilities as a result of the appreciation of the euro against the US dollar.

Provision for Income Taxes

The provision for income taxes was $1.0 million in 2002 compared with $3.3 million in 2001, and was provided for domestic and foreign tax liabilities. The reduction in the provision for income taxes reflects lower revenues and consequently lower taxable profits in 2002 compared with 2001. The provisions for income taxes for 2001 and for the first 10 months of 2002 relate to periods during which we were a wholly owned subsidiary of DSP Group.

2001 Compared With 2000

Total Revenues

Total revenues were $25.2 million in 2001, compared with $22.9 million in 2000. The increase of 10.2% was primarily the result of an increase in revenues from new licensees of our technology and higher number of technical support agreements.

Licensing and royalty revenues accounted for 83.0% of total revenues in 2001, compared with 87.1% in 2000. Other revenues, consisting principally of technical support revenues, accounted for 17.0% of total revenues in 2001, compared with 12.9% of total revenues in 2000. Revenues from three customers accounted for 24%, 15% and 14% of total revenues in 2001. Revenues from one customer accounted for 18% of total revenues in 2000.

Licensing and Royalty Revenues

Licensing and royalty revenues were $21.0 million in 2001, compared with $20.0 million in 2000. This increase of 5.1% was primarily due to an increase in licensing revenues, which was offset by a slight decrease in royalty revenues.

Licensing Revenues increased by 9.0% to $13.7 million in 2001 from $12.6 million in 2000, primarily as a result of higher licensing fees we were able to negotiate for the licensing of certain of our products in 2001.

Unit and Prepaid Royalty Revenues were $7.3 million in 2001, compared with $7.4 million in 2000. Our royalty-paying licensees reported sales of 79.2 million units of DSP core-based chips incorporating our technology in 2001, compared with 111.3 million units in 2000. A majority of the royalties in these periods were from PineDSPCores and OakDSPCores. In 2001, one of our licensees started to ship products utilizing our TeakLite technology, and 47% of our total unit and prepaid royalties in 2001 were generated from the agreement with this TeakLite DSP core licensee, which generated higher royalty revenues than our license agreements for Pine and Oak Cores.

Other Revenues

Other revenues, consisting principally of technical support revenues, increased to $4.3 million in 2001 from $3.0 million in 2000, representing an increase of 44.8%. This growth was driven mainly by the increasing number of technical support agreements we entered into with our licensees and the broader offering of applications, services and development tools we licensed in 2001.

Geographic Revenue Analysis

In 2001, revenues generated in the Unites States represented 43.0% of total revenues, while Asia represented 28.7% and Europe, Middle East and Africa represented 28.3%. In 2000, revenues generated in the United States represented 52.2% of total revenues, while Asia represented 26.8% and Europe, Middle East and Africa represented 21.1%. The decrease in the revenues generated in the United States was primarily due to fewer licensing deals signed with U.S. companies and recognized in 2001 compared with 2000.

Cost of Revenues

Cost of revenues increased to $1.3 million in 2001 from $0.4 million in 2000. The increase was primarily due to a three-fold increase in support personnel, as our business grew and we began to provide more support to our licensees. Cost of revenues accounted for 5.0% of total revenues in 2001, compared with 1.8% in 2000. Gross profits decreased to 95.0% in 2001 from 98.2% in 2000 reflecting the increase in cost of revenues.

Operating expenses

Total operating expenses for 2001 were $10.8 million compared with $10.1 million in 2000. This increase was due to our investment internally in developing our DSP cores licensing business. The investment resulted in a slight increase in engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investment.

Research and Development Expenses, Net

Research and development expenses, net, increased by 5.4% to $5.1 million in 2001 from $4.8 million in 2000. The increase of approximately 5.0% primarily resulted from an increase in the number of engineering personnel. Research and development expenses as a percentage of the total revenues were 20.2% in 2001, compared with 21.1% in 2000.

We receive research grants from the magnet programs of the Office of Chief of Israel. In 2001 and 2000, we recorded $542,000 and $578,000, respectively, in these research grants. We have no obligation to pay royalties on the intellectual property developed using these grants, and all monies received are non-refundable.

Sales and Marketing Expenses

Sales and marketing expenses increased to $2.9 million in 2001 from $2.5 million in 2000. The increase of approximately 18.0% was primarily due to an increase in commissions paid to our sales representatives. In addition, we incurred higher facilities and overhead costs for the services we used from DSP Group’s Japanese subsidiary, Nikon DSP K.K., which provided marketing and sales services for us in Japan, and an increase in our market data research and communications efforts. Sales and marketing expenses as a percentage of total revenues were 11.5% in 2001 and 10.8% in 2000.

General and Administrative Expenses

General and administrative expenses were $2.8 million in both 2001 and 2000. General and administrative expenses as a percentage of total revenues were 11.2% in 2001 and 12.2% in 2000.

Interest and Similar Income, Net

Financial income, net was $462,000 in 2001, compared with $322,000 in 2000. This increase of 43.5% was due to higher levels of net income from operations in the later period.

Provision for Income Taxes

The provision for income taxes was $3.3 million in 2001 compared with $3.4 million in 2000. We had an effective tax rate of 23.9% in 2001, compared with 27% in 2000. The decrease was primarily due to a lower percentage of total revenues generated in the United States, which are subject to higher tax rates than revenues earned elsewhere; revenues earned elsewhere generally benefit from Israeli tax holiday treatment and tax-exempt income status. Revenues generated in the United States represented 43.0% of total revenues in 2001, compared with 52.2% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

ParthusCeva became a stand-alone business on November 1, 2002, when the separation and spin-off of the DSP cores licensing business from DSP Group and the combination with Parthus Technologies plc were effected. Immediately prior to the separation and spin-off, all of the year-end available cash from the operations of the DSP cores licensing business was transferred to DSP Group. As part of the assets contributed to us in the separation, DSP Group made a total net contribution of $45.6 million, including $7.6 million in transaction expenses relating to the combination. At the time of the combination, Parthus Technologies plc had net cash of $42.1 million. As of December 31, 2002, we had approximately $73.8 million in cash and cash equivalents.

Net cash used in operating activities in 2002 was $1.9 million, compared with $9.5 million of net cash provided by operating activities in 2001 and $10.6 million in 2000. The net cash outflow from operating activities in 2002 principally reflects the settlement arrangements contained in our combination agreement with Parthus, pursuant to which trade receivables and other accounts receivables and prepaid expenses together with income taxes payable prior to November 1, 2002 were settled by DSP Group. Cash generated from operating activities in 2001 and 2000 was primarily from net income, which was offset by an increase in trade receivables and movements in income tax payable. Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. As of December 31, 2002, we had outstanding transaction costs of $2.9 million and outstanding restructuring costs of $5.4 million arising from the combination with Parthus, which we expect will have an adverse impact on our operating cash flow when settled in 2003.

Cash flow from operations has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $860,000 in 2002, $1.5 million in 2001, and $696,000 in 2000. The high level of capital expenditures in 2001 was due to investments in new software for the design of our next generation of DSP cores.

Cash required for investments consisted of approximately $1.6 million invested in November 2002 in the design and development of digital media solutions for both wireless infrastructures and computer product applications.

Net cash provided by financing activities of $35.7 million reflects the issuance of shares and capital return of $4.3 million to DSP Group as part of the combination with Parthus on November 1, 2002.

We believe that our current cash on hand, including the amounts contributed to us by DSP Group upon our separation from DSP Group and the amounts previously held by Parthus, along with cash from operations, will provide sufficient capital to fund our operations for the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

The table below presents the principal categories of our contractual obligations as of December 31, 2002:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	29,660	2,089	3,146	2,820	21,605
Operating Lease Obligations	4,591	3,339	1,252	—	—
Purchase Obligations	984	984	—	—	—

Total	35,235	6,412	4,397	2,820	21,605

Capital lease obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Our operating lease obligations relate to licence agreements entered into for design tools of $3.8 million and obligations under motor vehicle leases of $820,000.

Purchase obligations consist of capital commitments of $364,000 and operating purchase order commitments of $620,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under current circumstances. Actual results may differ from these estimates if these assumptions prove to be incorrect or if conditions develop other than as assumed for purposes of such estimates. Our significant accounting policies and the basis of preparation of our consolidated financial statements are detailed in note 3 to our financial statements, which appear elsewhere in this Annual Report. The following is a brief discussion of those of our critical accounting policies that require significant estimates and judgments by management:

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions.

In recognizing revenue, we apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9. A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized based on the percentage to completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the IP, license revenue is not recognized until acceptance.

We believes that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract.

If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future results may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Acquired Intangibles and Goodwill

Intangible assets and goodwill arising on acquisition are capitalized and amortized to the income statement over the period during which benefits are expected to accrue, currently estimated at five years. Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Factors we consider important which could trigger an impairment include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	changes in the ratio of our market capitalization to net book value.

Such impairment loss is measured by comparing the recoverable amount of the asset with its carrying value. The determination of the value of such intangible assets requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

We incurred one-time non-cash charges in 2002 of $14.2 million arising in connection with the combination with Parthus and $1.6 million relating to acquired wireless design technology. The value assigned to acquired in-process R&D was determined by identifying those acquired specific in-process R&D projects that would be continued and for which:

•	technological feasibility had not been established at the acquisition date;

•	there was no alternative future use; and

•	the fair value was estimable with reasonable certainty.

Business Combinations

We have accounted for the combination with Parthus utilizing the purchase method of accounting, with ParthusCeva treated as the accounting acquirer. The purchase method of accounting requires the determination of the acquiring entity in all business combinations. Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standard 141 provides that all pertinent facts and circumstances should be considered. A detailed analysis of the facts and circumstances as applicable to the combination is contained in our registration statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2002, as amended (Registration Number 333-97353).

The combination also required management to estimate the fair value of the assets acquired and liabilities assumed. These estimates have been based on our business plans for the entity acquired, including redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should the actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year following the acquisition, the change would be recorded in our statement of operations.

Accounting for Stock Based Compensation

In accordance with the provisions of FASB Statement of Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, we have elected to follow the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees and the related interpretations”, in accounting for our employee stock-based compensation plans.

The Parthus options we assumed were valued by applying the Black-Scholes valuation model in accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25.” The calculations were made using the following assumptions: (i) a valuation date of October 31, 2002, (ii) a market share price of $1.359, which represents the fair value of our common stock on that date, (iii) a risk-free interest rate of 2%, (iv) volatility of 60%, (v) time to expiration of 5 years and (vi) an annual dividend rate of 0%. The calculations were made after taking into consideration the repricing of certain Parthus options by Parthus prior to the combination. The intrinsic value of unvested options of Parthus has been allocated to deferred compensation. Such deferred compensation was deducted from the fair value of the awards in determining the amount of the purchase price. The final amount of deferred compensation was also determined on the consummation date based on the closing price of our common stock on that date. The calculation of the deferred compensation amounting to $37,000 was based on the number of Parthus unvested options outstanding multiplied by the intrinsic value, which is the difference between the market price on October 31, 2002 of $1.359 and the various exercise prices. This deferred compensation was deducted from the fair value of the awards in determining the amount of the purchase price.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

FACTORS THAT COULD AFFECT OUR OPERATING RESULTS

We caution you that the following important factors, among others, could cause our actual future results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RISKS RELATING TO OUR MARKETS

The industries in which we license our technology are experiencing a challenging period of slow growth that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. If the market does not recover during the first half of 2003, our business could be further materially and adversely affected.

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

Our operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and are not a meaningful indicator of future performance.

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timely introduction of, demand for and market acceptance of new or enhanced technologies;

•	new product announcements and introductions by competitors;

•	timing and volume of orders and production;

•	gain or loss of significant customers, licensees, distributors and suppliers; and

•	changes in our pricing policies and those of our competitors and suppliers.

Our corporate restructuring following the consummation of the combination resulted in a one-time restructuring charge during the fourth quarter of 2002 of approximately $6.4 million. We expect that this restructuring will result in a short-term reduction in revenues. Our operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. Unfavorable general economic conditions have harmed our business and the business of Parthus in the past and may harm our combined business in the future.

Our lengthy sales cycle may also cause our revenue and operating results to vary unpredictably from period to period. The period of time between our initial contact with a potential customer and the receipt of a request for a quote on an intellectual property license is generally at least 12 months, and the time from such a request to a binding contract is generally at least another four to six months. Due to the complexity of our technology and of the legal framework in which our industry operates, we must devote a substantial amount of time to negotiating the terms of our licensing arrangements with our customers. In addition, customers perform, and require us to perform, extensive process and product evaluation and testing before entering into purchase or licensing arrangements. Even after we enter into an agreement and provide a final product to a customer in the form of silicon or intellectual property, we expect that it will be at least six months more before the customer begins to sell its products incorporating our technology, and therefore even longer before we begin to receive royalty income. Many of the milestones along our sales cycle are beyond our control and difficult to predict. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability and variability in our results could harm our stock price and could significantly affect it in particular periods.

We rely significantly on revenue derived from a limited number of licensees.

We expect that a limited number of licensees will account for a substantial portion of our revenues in any period. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to attract new customers and expand our relationships with existing customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products. Our failure to obtain agreements with these customers will impede our future revenue growth.

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

We do not sell our technology directly to end-users; we license our technology primarily to semiconductor companies and to electronic equipment manufacturers, who then incorporate our technology into the products they sell. Because we do not control the business practices of our licensees, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our licensees will devote satisfactory efforts to promote our solutions. In addition, our unit royalties from licenses are totally dependent upon the success of our licensees in introducing products incorporating our technology and the success of those products in the marketplace. If we do not retain our current licensees and continue to attract new licensees, our business may be harmed.

We depend on a limited number of key personnel who would be difficult to replace.

Our success depends to a significant extent upon our key employees and senior management. The loss of the service of these employees could materially harm us. Competition for skilled employees in our field is intense. We cannot assure you that we will be successful in attracting and retaining the required personnel. In addition, we cannot assure you that our newly combined management team will successfully work together to build our business. If any of the members of our senior management team, including Kevin Fielding and Gideon Wertheizer, are unable or unwilling to continue in ParthusCeva’s employ, our results of operations could be materially harmed.

RISKS RELATING TO

POLITICAL AND ECONOMIC DEVELOPMENTS

Terrorist attacks and threats, and war or the threat of war, could adversely affect our operating results and the price of our common stock.

Recent terrorist attacks, the response to those attacks, the war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level in nearly a decade. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in 2003 and beyond. Any escalation in these events, or similar future events, may disrupt our operations or those of our licensees. Any of these events could also increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our licensees. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

Potential political, economic and military instability in Israel may adversely affect our results of operations.

Some of our principal research and development facilities are located in, and some of our directors and executive officers are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its current trading partners, could significantly harm our business, operating results and financial condition.

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

RISKS RELATING TO OUR

SEPARATION FROM DSP GROUP

We may have conflicts of interest with DSP Group with respect to our past and ongoing relationships and we may not be able to resolve these conflicts on terms that are most favorable to us.

The separation of our DSP cores licensing business from DSP Group was completed in November 2002. Immediately thereafter, we combined with Parthus Technologies plc. Prior to that time, we were a wholly owned subsidiary of DSP Group. Conflicts of interest may arise between DSP Group and us in a number of areas relating to our past and ongoing relationships, including labor, tax, employee benefit, indemnification, intellectual property, employee retention and recruiting, transitional services provided by DSP Group, and business opportunities that may be attractive to both DSP Group and us. We may not be able to resolve any of the potential conflicts of interest discussed above on favorable terms or at all.

We currently use some of DSP Group’s operational, administrative and technical infrastructure.

Although DSP Group is contractually obligated to provide us with operational, administrative and technical services pursuant to a transition services agreement, these services may not continue to be provided at the same level or quality as when we were part of DSP Group. If we are unable to obtain services of sufficient quality or replace any services that are not effectively provided, our business and results of operations could be harmed. We cannot assure you that DSP Group will continue to provide us with these services after the initial term of the transition services agreement, that the quality of services and level of responsiveness will meet our needs or that the cost of these services will not be significantly higher if we purchase them from other providers or employ staff to handle them internally. If we fail to find replacements for these services in a timely fashion, or if we are not able to replace them on favorable terms, our business, results of operations and financial condition could be harmed.

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

Our historical consolidated financial statements have been carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of the assets and liabilities of our business. Accordingly, this information does not necessarily reflect what our financial position, results of operations and cash flows would have been had our business operated as a separate, stand-alone entity during the periods presented. We have not made adjustments to the historical financial information for periods prior to November 1, 2002 to reflect the significant changes in the cost structure, funding and operations which resulted from the separation of the DSP cores licensing business from DSP Group and the combination with Parthus.

Some of our directors and executive officers may have conflicts of interest because of their ownership of DSP Group’s common stock or position with DSP Group.

Some of our directors and executive officers, including Eliyahu Ayalon, who serves as the Chairman of our board of directors and of the board of directors of DSP Group; Gideon Wertheizer, our Executive Vice President—Business Development and Chief Technology Officer; Issachar Ohana, our Vice President and General Manager of the DSP Intellectual Property Licensing Division; and Bat-Sheva Ovadia, our Chief Scientist—DSP Technologies, hold a significant number of shares of DSP Group’s common stock and options to purchase shares of DSP Group’s common stock. Ownership of DSP Group’s common stock by certain of our directors and executive officers could create, or appear to create, conflicts of interest when they are faced with decisions that could have different implications for DSP Group and us.

RISKS RELATING TO OUR

COMBINATION WITH PARTHUS

A number of factors could impair our ability to successfully complete the long-term integration the combined businesses, and thereby harm our business, financial condition and operating results.

In November 2002, we combined our business with that of Parthus Technologies. Although we have made substantial progress in integrating our businesses, we cannot assure you that such integration will be completed in the most efficient, effective and timely manner or ultimately be successful over the long-term. We may encounter future difficulties in connection with the integration of these businesses, including:

•	the impairment and/or loss of relationships with employees, customers, suppliers, distributors, licensees, vendors and others;

•	adverse financial results associated with integration of the two businesses, including unanticipated expenses related to the integration and deployment of acquired technologies and personnel; and

•	the disruption of our business and distraction of our management.

In addition, the anticipated benefits of the combination may not be realized and its value may not prove to be accretive because our combined technology may not be as strong as anticipated, our business model may not be successful, or other unanticipated difficulties may be encountered. Further, we cannot assure you that our growth rate will equal the historical growth rates experienced by the two businesses separately.

In connection with the combination, we have written off substantial acquired in-process research and development expenses, which may adversely affect our stock price.

The amount of excess cost attributable to in-process research and development of Parthus was approximately $14.2 million. This in-process research and development was not considered to have reached technological feasibility and had no alternative or future use and, in accordance with generally accepted accounting principles, we expensed the value of such in-process research and development. This amount was recorded as part of our research and development expense in the quarter ended December 31, 2002. This write-off, which was non-cash charge, reduced our net income, negatively impacted our results of operations and reduced our earnings per share for that fiscal quarter.

ADDITIONAL RISKS RELATING TO OUR BUSINESS

Our success will depend on our ability to manage our geographically dispersed operations successfully.

Although we are headquartered in San Jose, California, most of our executives and employees are located in Dublin, Ireland and Herzeliya, Israel. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage our remote operations, our business may be harmed.

We may not be successful in licensing integrated, system-level solutions.

We offer our application-level IP platforms built around our DSP cores, and continue to offer our DSP cores and IP platforms on a stand-alone basis. We have limited experience in offering DSP cores and IP platforms as an integrated solution. Future licenses for these integrated solutions may be on terms less favorable than we currently anticipate.

If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and IP platforms are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.

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

Our success and ability to compete depend in large part upon the protection of our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret, mask work and other intellectual property rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. As a result, we face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties.

Our tradenames or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in these markets. In the United States, the trademark SmartCore has been registered by an unrelated company. Although we have successfully co-existed with this other trademark holder, we cannot assure you that this state of affairs will continue. If we were forced to change any of our brand names, we could lose a significant amount of our brand equity.

Our business will suffer if we are sued for infringement of the intellectual property rights of third parties or if we cannot obtain licenses to these rights on commercially acceptable terms.

Although we are not currently involved in any material litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Claims against us may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

Our business depends on OEMs and their suppliers obtaining required complementary components.

Some of the raw materials, components and subassemblies included in the products manufactured by our OEM customers are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for products containing our IP, especially our DSP cores, until those necessary components are available.

The future growth of our business depends in part on our ability to license to system OEMs and small-to-medium-sized semiconductor companies directly.

Historically a substantial portion of the revenues from the licensing of our DSP cores has been derived in any period from a relatively small number of licensees. Because of the high license fees we currently charge, only large semiconductor companies or vertically integrated system OEMs typically license our DSP core technologies. Part of our current growth strategy is to broaden our client base by offering tailored packages to small- and medium-sized semiconductor companies and other system OEMs to enable them to license our DSP core technologies. If we are unable to effectively develop and market our intellectual property through this model, our revenues will continue to be largely dependent on a smaller number of licensees and the failure to secure these types of relationships could harm our business and results of operations.

We utilize third-party foundries to produce the chips we sell, and any failure by them to deliver the chips we require on time could limit our ability to satisfy our customers’ demands.

Part of our revenues is generated from the sale of silicon chips embodying our intellectual property, which we refer to as Hard IP. Any interruption in our relationship with the third party foundries that produce these chips could harm our ability to develop this part of our business profitably. We do not have the ability to produce chips independently and thus depend on these foundries to:

•	allocate a portion of their manufacturing capacity to our needs;

•	produce acceptable quality silicon wafers and chips with acceptable manufacturing yields; and

•	deliver chips on a timely basis at a competitive price.

ADDITIONAL RISKS RELATING TO OUR

INTERNATIONAL OPERATIONS

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our costs.

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

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in the Republic of Ireland and a substantial portion of the taxable income of the business of Parthus historically has been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Irish operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Israeli NIS and the British pound. Increases in the volatility of the exchange rates of the euro, NIS and pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We incurred foreign exchange losses of approximately $484,000 in 2002 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(IN U.S. DOLLARS)

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Statements of Changes in Stockholders’ Equity and Related Company Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of PARTHUSCEVA, INC.

We have audited the accompanying consolidated balance sheets of ParthusCeva, Inc. (the “Company”) and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and Related Company investment and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit in order to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Kost Forer & Gabbay

KOST FORER & GABBAY

A Member of Ernst & Young Global

Tel-Aviv, Israel

January 21, 2003

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share data

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$73,810
Trade receivables (net of allowance for doubtful accounts of $ 0 in 2001 and $ 250 in 2002)	8,115	6,471
Other accounts receivable and prepaid expenses	319	1,748
Deferred income taxes	240	—
Inventories	50	168

Total current assets	8,724	82,197

Long-term investments:
Severance pay fund	1,084	1,152
Investment in other company	—	1,350
Long term lease deposits	190	—

	1,274	2,502

Property and equipment, net	2,199	6,593
Goodwill	—	38,398
Other intangible assets, net	—	5,492

	2,199	50,483

Total assets	$12,197	$135,182

LIABILITIES AND STOCKHOLDERS’ EQUITY AND RELATED COMPANY INVESTMENT
Current liabilities:
Trade payables	$707	$2,491
Accrued expenses and other payables	2,525	18,982
Taxes payable	3,496	1,291
Deferred revenues	—	1,115

Total current liabilities	6,728	23,879

Accrued severance pay	1,124	1,231

Stockholders’ equity and Related Company investment:
Preferred Stock:
$0.001 par value: 0 and 5,000,000 shares authorized at December 31, 2001 and 2002, respectively	—	—
Common Stock:
$0.001 par value: 100,000,000 shares authorized at December 31, 2001, and 2002; 20,000,000 and 18,053,507 shares issued and outstanding at December 31, 2001 and 2002, respectively	20	18
Additional paid in capital	—	134,051
Related company investment	4,325	—
Accumulated deficit	—	(23,997)

Total stockholders’ equity and Related Company investment	4,345	110,072

Total liabilities and stockholders’ equity and Related Company investment	$12,197	$135,182

The accompanying notes are an integral part of the consolidated financial statements.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year Ended December 31,
	2000	2001	2002
Revenues:
Licensing and royalties	$19,951	$20,959	$14,739
Other revenue	2,959	4,285	4,457

Total revenues	22,910	25,244	19,196

Cost of revenues	410	1,251	2,168

Gross profit	22,500	23,993	17,028

Operating expenses:
Research and development, net	4,835	5,095	8,414
Selling and marketing	2,466	2,911	3,356
General and administrative	2,810	2,839	3,557
Amortization of intangible assets	—	—	189
In-process research and development	—	—	15,771
Restructuring charge	—	—	6,442

Total operating expenses	10,111	10,845	37,729

Operating income (loss)	12,389	13,148	(20,701)
Financial income, net	322	462	277
Currency translation differences	—	—	(484)

Income (loss) before taxes on income	12,711	13,610	(20,908)
Taxes on income	3,438	3,255	1,014

Net income (loss)	$9,273	$10,355	$(21,922)

Basic and diluted net earnings (loss) per share	$1.03	$1.15	$(2.15)

Weighted average number of shares of Common Stock used in computation of basic and diluted net earnings (loss) per share (*)	9,041	9,041	10,177

(*)	Weighted average number of shares of Common Stock used in computation of basic and diluted net earnings per share for the years 2000 and 2001 presented after giving effect to retirement of Common Stock.

The accompanying notes are an integral part of the consolidated financial statements.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND RELATED COMPANY INVESTMENT

U.S. dollars in thousands, except share data

	Common Stock			Additional paid-in capital	Related Company investment	Accumulated deficit	Total stockholders’ equity and Related Company investment
	Shares	Amount
Balance as of January 1, 2000	20,000,000	$20		$—	$2,536	$—	$2,556
Net income	—	—		—	—	9,273	9,273
Capital return to Related Company	—	—		—	—	(9,273)	(9,273)
Distribution to Related Company	—	—		—	(536)	—	(536)

Balance as of December 31, 2000	20,000,000	20		—	2,000	—	2,020
Net income	—	—		—	—	10,355	10,355
Capital return to Related Company	—	—		—	—	(10,355)	(10,355)
Contribution from Related Company	—	—		—	2,325	—	2,325

Balance as of December 31, 2001	20,000,000	20		—	4,325	—	4,345
Capital contribution from Related Company upon Separation	1,000	—(	*)	45,607	—	—	45,607
Non-cash contribution from Related Company upon Separation	—	—		2,073	—	—	2,073
Issuance of Common Stock in consideration of the acquisition of Parthus	8,998,887	9		86,304	—	—	86,313
Retirement of Common Stock upon Separation	(10,959,149)	(11)		—	11	—	—
Amortization of deferred stock compensation	—	—		37	—	—	37
Exercise of options to employees	12,769	—		30	—	—	30
Net loss	—	—		—	—	(21,922)	(21,922)
Capital return to Related Company	—	—		—	(4,336)	(2,075)	(6,411)

Balance as of December 31, 2002	18,053,507	$18		$134,051	$—	$(23,997)	$110,072

(*)	Amount less than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$9,273	$10,355	$(21,922)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	533	697	2,360
Amortization of intangible assets	—	—	189
Amortization of deferred stock compensation	—	—	37
In-process research and development	—	—	15,771
Decrease (increase) in trade receivables	(1,746)	(1,540)	6,843
Decrease (increase) in other accounts receivable and prepaid expenses	(156)	(33)	2,132
Decrease (increase) in deferred income taxes	38	(9)	240
Decrease (increase) in inventories	14	(46)	239
Increase (decrease) in trade payables	60	244	(1,057)
Decrease in deferred revenues	(90)	—	(1,786)
Increase (decrease) in accrued expenses and other payables	696	(28)	(1,470)
Increase (decrease) in taxes payable	1,947	(173)	(3,516)
Increase (decrease) in accrued severance pay, net	(14)	41	39

Net cash provided by (used in) operating activities	10,555	9,508	(1,901)

Cash flows from investing activities:
Purchase of property and equipment	(696)	(1,474)	(860)
Proceeds from sale of property and equipment	—	99	124
Proceeds from (investment in) long term lease deposits	(50)	(103)	190
Purchase of technology	—	—	(1,593)
Proceeds from acquisition of Parthus (a)	—	—	42,145

Net cash provided by (used in) investing activities	(746)	(1,478)	40,006

Cash flows from financing activities:
Capital return to Related Company	(9,809)	(8,030)	(4,325)
Capital contribution from Related Company upon Separation	—	—	40,000
Proceeds from exercise of options to employees	—	—	30

Net cash provided by (used in) financing activities	(9,809)	(8,030)	35,705

Increase in cash and cash equivalents	—	—	73,810
Cash and cash equivalents at the beginning of the year	—	—	—

Cash and cash equivalents at the end of the year	$—	$—	$73,810

The accompanying notes are an integral part of the financial statements.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

U.S. dollars in thousands

	Year ended December 31,
	2000	2001	2002
(a) Proceeds from acquisition of a consolidated subsidiary, Parthus, estimated fair values of assets acquired and liabilities assumed at the date of acquisition:
Working capital deficiency, excluding cash and cash equivalents	$—	$—	$14,877
Property and equipment	—	—	(6,018)
Investments in other company	—	—	(1,350)
Parthus name	—	—	(610)
Patent portfolio	—	—	(2,247)
Current technology and customer backlog	—	—	(2,824)
In-process research and development	—	—	(14,178)
Transaction costs	—	—	973
Transaction costs incurred by Related Company prior to Separation	—	—	5,607
Goodwill	—	—	(38,398)
Less—amount acquired by issuance of shares	—	—	86,313

	$—	$—	$42,145

Supplemental information of cash-flows activities
Cash paid during the year for:
Income taxes	$—	$—	$32

Supplemental disclosure of non-cash investing and financing activities:
Transaction costs	$—	$—	$973

Contribution of property, equipment and inventory from related company upon Separation	$—	$—	$2,073

The accompanying notes are an integral part of the consolidated financial statements.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share amounts

NOTE 1:    GENERAL

Background:

ParthusCeva, Inc. (formerly Ceva, Inc) (the “Company”) was a wholly-owned subsidiary of DSPG, Inc. (“DSPG” or the “Related Company”) until November 1, 2002. On November 1, 2002, DSPG, the Company and Parthus Technologies plc (“Parthus”) finalized the terms of the combination agreement dated April 4, 2002 (the “Combination Agreement”) pursuant to which the companies agreed to effect a combination of their businesses. DSPG contributed the DSP cores licensing business and operations and the related assets and liabilities of such business and operations to the Company (the “Separation”); DSPG then spun-off the Company by distributing 9,040,851 shares of Common Stock of the Company to the existing stockholders of DSPG on a one-for-three basis (one share of the Company Common Stock for every three shares of DSPG Common Stock held); Parthus was acquired by the Company from the existing shareholders of Parthus in exchange for the issuance of new 8,998,887 shares of Common Stock of the Company (the “Combination”). The combined company was renamed ParthusCeva, Inc. (“ParthusCeva”).

The Company was incorporated in Delaware on November 22, 1999. The Company had no business or operations prior to the transfer of the DSP cores licensing business and operations from DSPG.

These financial statements give effect to the transfer by DSPG of the DSP cores licensing business and operations and the related assets and liabilities of such businesses to the Company for all periods presented and include the results of Parthus subsequent to the Combination on November 1, 2002.

ParthusCeva licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) complete, integrated intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable digital signal processing (DSP) cores and application-level IP platforms power handheld wireless devices, global positioning system (GPS) devices, consumer audio products, automotive applications and a range of other consumer products.

NOTE 2:    COMBINATION

Pursuant to the Combination Agreement DSPG distributed 100% of the equity of the Company pro-rata to DSPG’s stockholders. Immediately following the Separation and distribution of stock to DSPG’s stockholders and pursuant to the Combination, the Company issued Common Stock to the existing shareholders of Parthus and Parthus became a wholly owned subsidiary of the Company. As a result of these transactions, the stockholders of DSPG held shares representing approximately 50.1% of the Common Stock of ParthusCeva and the former shareholders of Parthus held shares representing approximately 49.9% of the Common Stock of ParthusCeva.

According to a ruling obtained from the U.S. Internal Revenue Service, the Separation and distribution of ParthusCeva’s Common Stock to the stockholders of DSPG was treated as a tax-free reorganization.

The following are details of the mentioned transactions:

a.  Separation Agreement:

The Separation Agreement provided for the transfer to ParthusCeva of the assets and liabilities of the DSP cores licensing business in exchange for the issuance by ParthusCeva to DSPG of 1,000 shares of ParthusCeva Common Stock on the Separation date. Further, the Separation Agreement provided for DSPG’s Israeli

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary, DSPG Ltd., to transfer all of the share capital of Corage Ltd., an Israeli company, to DSPG, which DSPG then contributed to ParthusCeva. ParthusCeva subsequently contributed all of the Corage Ltd. share capital to DSP Ceva, Inc., its wholly-owned subsidiary. Upon the closing of the combination, DSP Ceva, Inc. changed its name to ParthusCeva Technologies Inc. and Corage Ltd. changed its name to ParthusCeva Ltd.

After this contribution of assets to ParthusCeva, DSPG surrendered 10,959,149 shares of ParthusCeva’s Common Stock to ParthusCeva without consideration, to reduce the number of shares of ParthusCeva’s Common Stock held by DSPG and then distributed the remaining 9,040,851 shares of ParthusCeva Common Stock to the DSPG stockholders on the basis of one share of ParthusCeva Common Stock for every three shares of DSPG Common Stock. Following the distribution, ParthusCeva acquired Parthus pursuant to a scheme of arrangement under the laws of Ireland.

b.  The Contribution.

At the time of the Separation, DSPG contributed to the Company $ 40,000 in cash. In addition, pursuant to the terms of the Separation Agreement, ParthusCeva and DSPG agreed to settle the intercompany investment account between them by (i) converting part of DSPG’s investment in ParthusCeva (consisting of the value of the property, equipment and inventory) into ParthusCeva’s Common Stock, (ii) allowing DSPG to retain all rights to ParthusCeva’s accounts receivable existing on the date of the Separation, and (iii) having DSPG retain certain of ParthusCeva’s current liabilities existing on the date of Separation, such that the settlement arrangement resulted in the net amount of assets retained by DSPG equaling the amount of the intercompany account on the date of Separation.

c.  The Distribution.

DSPG distributed all of the shares of ParthusCeva’s Common Stock outstanding on the Separation date to its stockholders on a pro rata basis. No fractional shares were issued in the distribution. Instead, DSPG stockholders received cash for any fractional shares of ParthusCeva’s Common Stock to which they were otherwise entitled.

d.  Representations, warranties, covenants and indemnification regarding the Distribution.

The Separation Agreement contains representations and warranties from DSPG and ParthusCeva as to the accuracy of facts and representations made by DSPG, ParthusCeva and Parthus in connection with the tax rulings issued by the Internal Revenue Service in connection with the Separation, Distribution and Combination. Under the Separation Agreement, ParthusCeva has agreed that (i) during the two-year period following the completion of the distribution, ParthusCeva will not liquidate, dispose of or discontinue a substantial portion of the “active trade or business” of the Company, or dispose of any business or assets in a manner inconsistent with the business purpose for the distribution, or (ii) during the one-year period following the completion of the Distribution, ParthusCeva will not agree to or undertake a proposed acquisition transaction (as defined in the Separation Agreement) unless the requirements set forth in the Separation Agreement are satisfied.

Under the terms of the Separation Agreement, ParthusCeva has agreed to indemnify DSPG and its affiliates for any tax liability incurred by DSPG as a result of ParthusCeva’s breach of any representation, warranty or covenant made in the Separation Agreement with respect to the tax matters listed in the Separation Agreement.

In addition, each of the parties has agreed to indemnify the other with respect to the failure to pay, perform or discharge any liabilities for which it is responsible under the Separation Agreement, breach of any of the terms of the Separation Agreement and the ancillary agreements associated with the of Separation Agreement or breach of any of the covenants or obligations of the Combination Agreement.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rights and obligations detailed above will survive until 30 days following the expiration of the applicable statute of limitations. There are no limitations on the rights and obligations relating to the amount of any claim for indemnification.

e.  Expenses.

Each party to the Separation Agreement bore its own respective fees, costs and expenses paid or incurred in connection with the transactions.

Various ancillary agreements detail the Separation and various interim and ongoing relationships among DSPG, its subsidiaries, ParthusCeva and its subsidiaries. These agreements are described more fully below.

ParthusCeva and Subsidiary Technology Transfer Agreement

The ParthusCeva technology transfer agreement identifies the assets, including intellectual property, that DSPG transferred to ParthusCeva and the liabilities that ParthusCeva assumed from DSPG in the Separation in exchange for issuance by ParthusCeva to DSPG of shares of its Common Stock.

Transition Services Agreement between DSPG, Ltd. and ParthusCeva, Ltd.

The transition services agreement governs the provision of transition services by DSPG Ltd. to ParthusCeva Ltd. after the Separation date. DSPG Ltd. is obligated to provide certain general and administrative services, including management and information services and network, hardware and software maintenance and support, to ParthusCeva Ltd. ParthusCeva Ltd. is obligated to pay DSPG Ltd. an agreed amount.

The term of the transition services agreement commenced on the date of the Separation and continues until December 31, 2003.

Until December 31, 2003, ParthusCeva Ltd. may occupy and utilize portions of DSPG Ltd.’s facilities. ParthusCeva Ltd. is obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of the rent and other costs of occupying and operating these facilities.

Tax Indemnification and Allocation Agreement

ParthusCeva was included as part of DSPG’s consolidated group for federal income tax purposes until the Separation date. In general, under the U.S. Internal Revenue Code, each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group.

ParthusCeva has entered into a tax indemnification and allocation agreement with DSPG pursuant to which DSPG will be liable for, and will indemnify ParthusCeva for, any federal income tax related to DSPG’s consolidated tax return for all periods ending on or before the distribution date. Under that agreement, each of ParthusCeva and DSPG will be liable for, and will indemnify the other against, its respective liability for federal income tax for subsequent periods after the distribution.

Combination Agreement

Pursuant to the terms and conditions of the Combination Agreement, Parthus and the Company effected a combination of their businesses, whereby, Parthus was acquired by the Company in exchange for the Common

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock of the Company. The combined company was renamed ParthusCeva, Inc and its Common Stock was approved for quotation on the Nasdaq National Market:

1.  The Combination was effected through a scheme of arrangement pursuant to the laws of the Republic of Ireland—a form of corporate reorganization that was approved by the shareholders and sanctioned by the High Court of Ireland. The scheme provided as follows:

(a)  Immediately prior to the Combination, Parthus distributed to its shareholders an aggregate cash repayment of capital of $60,000.

(b)  ParthusCeva assumed all outstanding Parthus share options and the option plans and agreements that govern them. These options continued with the same terms and conditions, except that they became options to purchase shares of ParthusCeva’s Common Stock and were adjusted to take into account the conversion of Parthus shares into ParthusCeva shares.

2.  The Company’s Certificate of Incorporation was amended in connection with the Combination to provide for, among other things, (i) the authorization of one hundred million (100,000,000) shares of ParthusCeva Common Stock and (ii) the authorization of five million (5,000,000) shares of Preferred Stock with rights, preferences and privileges to be designated and established by the Board.

Acquisition of Parthus Technologies Plc.

Parthus Technologies Plc., and its subsidiary companies (“Parthus”) is a supplier of platform-level intellectual property solutions to the mobile Internet market. The Company offers businesses significant time-to-market advantages by delivering system level solutions for mobile Internet devices that can be integrated with customer owned technology and third party industry standards.

The aggregate purchase price was $95,813, comprising the issuance of 8,998,887 new shares of Common Stock with a fair market value of $86,313, (including the assumption of Parthus vested and unvested share options with a fair market value of $5,373) and transaction costs of $9,500.

Because ParthusCeva had no shares traded in a public market prior to the date the acquisition closed, it was determined, based upon related authoritative guidance, to use the closing share price of Parthus’ American Depositary Shares (ADSs) on the NASDAQ National Market on October 31, 2002, the day before the closing of the acquisition as the best estimate for the value of ParthusCeva’s Common Stock issued in this acquisition.

All outstanding unvested options over Ordinary Shares in Parthus Technologies Plc., were exchanged for options over a total of 1,538,358 shares in the Company, the intrinsic value of which was recorded as deferred stock compensation of $37 and was entirely expensed in 2002.

The purchase price exceeded the amounts allocated to the assets acquired and liabilities assumed by $38,398, and this excess has been classified as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 1, 2002
Current assets	$54,192
Property, plant and equipment	6,018
In-process research and development	14,178
Intangible assets	5,681
Investment in other company	1,350

Total assets acquired	81,419
Current liabilities	(24,004)

Net assets acquired	57,415
Purchase consideration including costs of acquisition	95,813

Goodwill	$38,398

The $ 14,178 assigned to research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”). In addition, the Company acquired $ 1,593 in November 2002 on design and development of digital media solutions for both wireless and wireline infrastructures and computer product applications. At the date of acquisition, this was expensed as technological feasibility had not yet been reached and the technology had no alternative future use. Those write-offs are included in the In-process research and development charge.

The following unaudited proforma information does not purport to represent what the Company’s results of operations would have been had the acquisition occurred on January 1, 2001 and 2002, nor does it purport to represent the results of operations of the Company for any future period.

	Year ended December 31,
	2001	2002
Revenues	$66,163	$51,184

Net loss	$(26,724)	$(32,433)

Basic and diluted net loss per share	$(2.96)	$(3.19)

Weighted average number of shares of Common Stock in computation of basic and diluted net loss per share	9,041	10,177

The amount of the excess cost attributable to in-process research and development of Parthus in the amount of $14,178 has not been included in the pro forma information, as it does not represent a continuing expense.

NOTE 3:    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).

a.  Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.  Basis of presentation:

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

For periods prior to November 1, 2002, the Company’s financial statements present the financial position, results of operations and cash flows of the licensing business and operations of DSPG, which have been carved out from the financial statements of DSPG using the historical results of operations and historical bases of the assets and liabilities of the DSPG business that it comprises. The consolidated financial statements reflect the assets, liabilities, results of operations, changes in stockholders’ equity and Related Company investment, and cash flows (the “Company’s Business”) as if the Company and its subsidiaries had been a separate entity for all periods presented.

Changes in related company investment represent the DSPG contribution of its net investment after giving effect to the net income of the Company plus net cash transfers to or from DSPG. Based on the Separation Agreement, DSPG and the Company jointly agreed the balance of the net investment account as of November 1, 2002 and DSPG has paid the Company the net amount thereof: $796.

The Company began accumulating its retained earnings on November 1, 2002, the date on which DSPG transferred to the Company all of the assets and liabilities relating to the Company’s Business.

The transfer of assets, liabilities and operations of the Company’s Business from DSPG is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company have been restated to include the Company’s Business as if it had always been operated as a separate entity.

The Company’s consolidated financial statements include:

(1)  Allocations of certain DSPG corporate headquarters assets, liabilities and expenses relating to the Company’s Business.

(2)  Services from certain employees of DSPG in Japan and France who performed marketing and technical support activities and whose costs were allocated to the Company.

(3)  Costs directly attributable to the Company’s Business including charges for shared facilities, functions and services used by the Company’s Business. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to the Company’s Business. Such costs include research and development costs, sales and marketing and general and administrative expenses. Such allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

(4)  Payroll and related expenses, such as vacation, bonuses and compensation expenses, relating to the Company’s sales and marketing and research and development activities were attributed on a specific identification basis. Depreciation expenses were attributed based on the specific fixed assets attributed to the Company. General and administrative expenses, including corporate and officers’ salaries and related expenses, were attributed to the Company based on a weighted ratio composed of the percentage of time that administration employees spent on the Company’s Business. Rent, maintenance and other administrative expenses were attributed based on relevant ratios, such as square footage and headcount. Other general and administrative expenses, such as legal and accounting fees, were attributed based on the estimations of DSPG’s management and the Company’s management.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Interest income shown in the consolidated financial statements prior to the Combination reflects the interest income associated with the aggregate Related Company investment amount and the Company’s operating income for each period, based on weighted average interest rates for the applicable period of 5.5%, 4.9%, 3.5% and 2.5% on an annual basis for the years ended December 31, 1999, 2000 and 2001 and the ten month period ended October 31, 2002, respectively.

(6)  All of the Company’s net income recorded during the periods presented prior to Combination was returned to DSPG as part of DSPG’s company investment account.

Management believes that the foregoing allocations were made on a reasonable basis and would not have been materially different if the Company had operated as a stand-alone entity for all periods presented; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis.

c.  Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

d.  Financial statements in U.S. dollars:

A majority of the revenue of the Company and its subsidiaries is generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company and its subsidiaries’ costs are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the primary currency of the economic environment in which the Company and its subsidiaries principally operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translations”. All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

e.  Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.

f.  Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, discontinued products, and for market prices lower than cost. Cost in the case of finished goods comprises fixed labor cost, raw materials costs and attributable overheads. Cost of inventories is determined using the average cost method.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

g.  Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, at the following annual rates:

%
Computers, software and equipment	20-33
Office furniture and equipment	7-25
Plant and equipment	20-33
Leasehold improvements	Over the term of the lease
Motor vehicles	15

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs (see Note 6).

h.  Investment in a company:

Investments in privately held companies in which the Company does not have the ability to exercise significant influence over operating and financial policy of the company, are presented at cost. The carrying value is periodically reviewed by management. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value (see Note 5).

i.  Goodwill:

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No, 142”) goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill is tested for impairment by comparing the fair value with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.

As a result of Parthus acquisition, the Company has recorded goodwill in the amount of $ 38,398.

j.  Other intangible assets:

Intangible assets acquired in a business combination should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consumed or otherwise used up, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Intangible assets are amortized over a weighted average of 5 years.

k.  Revenue recognition:

The Company and its subsidiaries (the “Company”) generate their revenues from (1) licensing intellectual property which in certain circumstances is modified to customer specific requirements, (2) royalty income and (3) other income which includes post customer support for licensees, IP creation revenue and hard IP revenue. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. The Company also licenses its technology directly to OEMs which are considered end users.

The Company accounts for its IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended. Under SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is otherwise fixed or determinable; (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (maintenance and technical support) is determined based on the price charged for the undelivered element when sold separately.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is not considered probable, revenue is recognized as payments become due from the customer, provided that all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that for certain arrangements with extended payment terms, the “fixed or determinable” presumption has been overcome and license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria.

Under certain circumstances IP License revenue consists of license fees received whereby under the terms of these license agreements the Company’s IP is modified to that customer’s specific requirements. The Company’s IP consists of software and related documentation that enable a customer to produce integrated circuits and related technology and software. In general the time between the signing of such a license and final customer acceptance is between three and twelve months. Fees are payable upon completion of agreed upon milestones, such as delivery of specifications and technical documentation. Each license is designed to meet the specific requirements of the particular customer and can vary from rights to incorporate Company technology into a customer’s own application specific product to the complete design of a “system on a chip”. No upgrades or modifications to the licensed IP are provided. Following customer acceptance, the Company has no further obligations under the license agreement.

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction—Type and Certain Production—Type Contracts”, using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the “Input Method”. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage to completion achieved. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the IP, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2002, no such estimated losses were identified.

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

The Company believes that the use of the percentage of completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations and its licensees are expected to satisfy their obligations under the contract.

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties from similar agreements are recognized upon payment, provided that no future obligation exists.

Revenues from licensing sales are composed as follows:

	Year ended December 31,
	2000	2001	2002
Licensing and royalties revenues:
Software licensing	$12,550	$13,680	$12,302
Royalties	7,401	7,279	2,437

	$19,951	$20,959	$14,739

In addition to license fees, contracts with customers generally contain an agreement to provide post contract support (technical support, maintenance and training), which consists of an identified customer contact at the Company and telephone or e-mail support. Fees for post contract support, which take place after customer acceptance, are specified in the contract. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support and maintenance and training are contractually agreed with the licensee.

IP creation is the development and design of integrated circuits. Revenues from IP creation comprise revenues arising from fee for service contracts based on time and materials. Revenue from IP creation is

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized when the service has been provided and all obligations to the customer under the contract have been fulfilled.

Hard IP is the incorporation of intellectual property into reference designs (either as silicon chips or printed circuit boards). Revenues from Hard IP are recognized when reference designs are complete, delivery has occurred and all obligations to the customer are fulfilled.

The Company does not grant rights of return.

Deferred revenues include unearned amounts received under license and post customer support contracts and amounts billed to customers not yet recognized as revenues.

l.  Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

m.  Research and development:

Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon completion of a working model. The Company and its subsidiaries do not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statements of operations, as incurred.

n.  Government grants:

Government grants received relating to capital expenditure are offset against the cost of the related property, plant and equipment.

Grants relating to categories of operating expenditures are credited to income in the period in which the expenditure to which they relate is charged.

Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.

The Company and its subsidiaries recorded grants participation in the amounts of $578, $542 and $869 for the years ended December 31, 2000, 2001 and 2002, respectively.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

o.  Pension costs:

The Company contributes to defined contribution plans covering all eligible employees. The Company contributes to these plans based upon various fixed percentages of employee compensation, and such contributions are expensed as incurred.

p.  Accrued severance pay:

The Israeli subsidiary’s liability for severance pay is calculated pursuant to Israeli severance pay laws for all employees based on the most recent salary of each employee multiplied by the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of these policies is recorded as an asset in the Company’s balance sheet.

Severance expenses (income) for the years ended December 31, 2000, 2001 and 2002, were approximately $(14), $41, and $332, respectively.

q.  Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Statement No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No.44”) in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. The pro-forma information with respect to the fair value of options required under the provisions of Statement of Financial Accounting Standard No. 123 “Accounting for stock based compensation” (“SFAS No. 123”), is provided in Note 9. SFAS No. 123 requires use of an option valuation model to measure the fair value of options on the grant date.

r.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

The carrying amount of cash, cash equivalents, trade receivables, other accounts receivable unbilled revenue, and trade payables and other accounts payable approximates fair value due to the short term maturities of these instruments.

s.  Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located in the United States, Europe, the Middle East, Africa and Asia. The Company and its subsidiaries perform ongoing credit evaluations of their customers and to date have not experienced any material losses. Allowance for doubtful accounts is computed for specific debts for which collectibility is doubtful based upon the Company’s experience.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

t.  Advertising expenses:

Advertising expenses are charged to the statements of operations, as incurred. Advertising expenses for the years ended December 31, 2000, 2001 and 2002 were $239, $358 and $304, respectively.

u.  Net loss per Common Stock:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential shares of Common Stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, “Earnings Per Share”.

All outstanding stock options were granted in 2002 and have been excluded from the calculation of the diluted net loss per common share because all such securities were anti-dilutive. The total number of shares related to the outstanding options excluded from the calculations of diluted net loss per share was 3,316,050 for the year ended December 31, 2002.

v.  Impact of recently issued accounting standards:

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

NOTE 4:    INVENTORIES

	December 31,
	2001	2002
Raw materials	$—	$36
Work in progress	—	90
Finished goods	50	42

	$50	$168

NOTE 5:    INVESTMENTS

	December 31,
	2001	2002
Investment in other company	$—	$1,350

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Combination with Parthus, the Company has acquired an investment in a private company. ParthusCeva has no influence or control over this company or any board representation. The investment has been recorded at its fair value at the date of the Combination.

NOTE 6:    PROPERTY AND EQUIPMENT, NET

	December 31,
	2001	2002
Cost:
Computers, software and equipment	$4,288	$10,081
Office furniture and equipment	243	986
Plant and equipment	—	354
Leasehold improvements	739	650
Motor vehicles	201	154

	5,471	12,225

Accumulated depreciation	3,272	5,632

Depreciated cost	$2,199	$6,593

Depreciation expenses were $533, $697 and $2,360 for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 7:    OTHER INTANGIBLE ASSETS, NET

Cost:
Parthus name	$—	$610
Patent portfolio	—	2,247
Current technology and customer backlog	—	2,824

	—	5,681
Less—accumulated amortization	—	(189)

Amortized cost	$—	$5,492

Intangible assets represent the acquisition of certain intellectual property together with the value of patents acquired on the purchase of Parthus Technologies Plc. (see Note 2).

Amortization expenses were $0, $0 and $189 for the years ended December 31 2000, 2001 and 2002, respectively.

NOTE 8:    ACCRUED EXPENSES AND OTHER PAYABLES

Accrued compensation and benefits	$2,006	$3,736
Transaction costs	—	973
Acquired liabilities	—	4,054
Restructuring accruals	—	3,254
Other accruals	519	6,965

	$2,525	$18,982

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9:    STOCKHOLDERS’ EQUITY

a.  Common Stock:

Holders of the Company’s Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all of the Company’s assets. The board of directors may declare a dividend out of funds legally available therefore and the holders of Common Stock are entitled to receive ratably any such dividends. Holders of Common Stock have no preemptive rights or other subscription rights to convert their shares into any other securities.

b.  Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of “blank check” Preferred Stock, par value $0.001 per share. Such Preferred Stock may be issued by the Board of Directors from time to time in one or more series, with such designations, preferences and relative, participating, optional or other special rights of such series, and any qualifications, limitations or restrictions thereof; including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption (including sinking and purchase fund provisions), the redemption price or prices, the dissolution preferences and the rights in respect to any distribution of assets of any wholly unissued series of Preferred Stock and the number of shares constituting any such series, and the designation thereof.

c.  Prior to the Combination with Parthus on November 1, 2002, the Company had 20,000,000 shares of Common Stock outstanding. The Separation Agreement provided for the transfer to ParthusCeva of assets and liabilities from DSPG related to the DSP cores licensing business in exchange for the issuance by ParthusCeva to DSPG of 1,000 shares of ParthusCeva common stock on the Separation date.

In connection with Separation of the assets related to the DSP cores licensing business discussed in Note 1, DSPG surrendered 10,959,149 shares of ParthusCeva’s common stock it held to ParthusCeva without consideration, to adjust the number of shares of ParthusCeva’s common stock held by DSPG, and then distributed the remaining shares of ParthusCeva’s common stock it held to the DSPG stockholders on the basis of one share of ParthusCeva common stock for every three shares of DSPG Common Stock held by such stockholders on the record date for the distribution (27,125,553 as of October 31, 2002), resulting in the issuance of 9,041,851 shares of ParthusCeva Common Stock. As a result of this adjustment the Company retired the remaining 10,959,149 shares of Common Stock immediately after Separation.

As part of the assets contributed to ParthusCeva in the Separation, DSPG also contributed upon issuance of ParthusCeva shares a total sum of $40,000 as initial working capital, plus transaction costs of $5,607 incurred and paid by DSPG, and property, equipment and inventory in the amount of approximately $2,073. In addition, under the Separation and distribution Agreement, the Company has recorded a return of capital in the amount of $2,075 related to the net income earned in the period prior to the Separation.

d.  On November 1, 2002, the Company issued 8,998,887 shares of Common Stock with a fair market value of $86,313 as a consideration to Parthus shareholders.

e.  Related company investment:

The accompanying financial statements reflect substantially all of the assets and liabilities covering the conduct of the DSP cores licensing business and the results of the operations of that business which had

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

originally been carried out by DSPG and which was transferred to the Company on November 1, 2002. The identification of the assets and liabilities transferred was agreed upon between the Company and the DSPG. The net equity balance for each year prior to the Separation includes additional financing received from DSPG. The net income of the Company was recorded as a return of capital to DSPG. Based on the agreements between DSPG and the Company, upon the Separation, DSPG and the Company jointly agreed the net balance of the investment account on November 1, 2002, and DSPG paid the Company a net amount of $ 796.

Prior to November 1, 2002, DSPG handled virtually all of the Company’s cash transactions, as well as collecting the Company’s receivables and settling accounts with the Company’s suppliers and other creditors.

f.  Employee stock plans:

2002 Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (“2002 Plan”) was adopted by the board of directors and sole stockholder in July 2002. Up to 1,800,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan. As of December 31, 2002, no options have been granted to date under the 2002 Plan, which became effective as of the date of the Combination with Parthus.

The 2002 Stock Incentive Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options and restricted stock awards. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2002 Stock Incentive Plan. Under present law, however, incentive stock options may only be granted to employees.

Optionees receive the right to purchase a specified number of shares of the Company’s Common Stock at a specified option price, subject to the terms and conditions of the option grant. The Company may grant options at an exercise price less than, equal to or greater than the fair market value of the Company’s Common Stock on the date of the grant. Under present law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of the Common Stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the Company’s voting power. The 2002 Stock Incentive Plan permits the board of directors to determine how optionees may pay the exercise price of their options, including by cash, check or in connection with a “cashless exercise” through a broker, by surrender of shares of Common Stock, or by any combination of the permitted forms of payment.

The Company’s board of directors and the Company’s compensation committee have authority to administer the 2002 Stock Incentive Plan. The Company’s board of directors or the Company’s compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 Stock Incentive Plan and to interpret its provisions.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan was adopted by the Company’s board of directors and sole stockholder in July 2002. The plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase Common Stock through payroll deductions. An aggregate of 1,000,000 shares of

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock (which reflects the adjustments from actions taken in connection with the spin-off of the Company from DSPG and is subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the Company’s Common Stock or the Company’s capital structure) have been reserved for issuance and are available for purchase under the plan.

All of the Company’s employees who are regularly employed for more than five months in any calendar year and work 20 hours or more per week are eligible to participate in the plan. Non-employee directors, consultants, and employees subject to the rules or laws of a foreign jurisdiction that prohibit or make impractical their participation in an employee stock purchase plan will not be eligible to participate in the plan.

The plan designates offer periods, purchase periods and exercise dates. Offer periods will generally be overlapping periods of 24 months. Purchase periods will generally be six-month periods. Exercise dates are the last day of each purchase period. In the event the Company merges with or into another corporation, sells all or substantially all of the Company’s assets, or enters into other transactions in which all of the Company’s stockholders before the transaction own less than 50% of the total combined voting power of the Company’s outstanding securities following the transaction, the Company’s board of directors or a committee designated by the board may elect to shorten the offer period then in progress.

The price per share at which shares of Common Stock are to be purchased under the company’s 2002 Employee Stock Purchase Plan during any purchase period is the lesser of:

•	85% of the fair market value of the Company’s Common Stock on the date of the grant of the option, which is the commencement of the offer period; or

•	85% of the fair market value of the Company’s Common Stock on the exercise date, which is the last day of a purchase period.

The participant’s purchase right is exercised in this manner on each exercise date arising in the offer period unless, on the first day of any purchase period, the fair market value of the Company’s Common Stock is lower than the fair market value of the Company’s Common Stock on the first day of the offer period. If so, the participant’s participation in the original offer period will be terminated, and the participant will automatically be enrolled in the new offer period effective the same date.

The plan is administered by the board of directors or a committee designated by the Company’s board, which will have the authority to terminate or amend the plan, subject to specified restrictions, and otherwise to administer and resolve all questions relating to the administration of the plan.

    2000 Stock Incentive Plan

In July 2000, the Company adopted the 2000 Stock Incentive Plan (“2000 Plan”). As of December 31, 2002, there were options to purchase 3,316,050 shares of Common Stock outstanding under the 2000 Stock Incentive Plan with a weighted average exercise price of $ 14.29 per share, and no shares had been issued pursuant to the exercise of options or equity incentive awards under the 2000 Plan. No further option grants will be made under the 2000 plan.

These options were measured upon the consummation of the Combination of the Company with Parthus based on the then fair value of the Company’s Common Stock on November 1, 2002. As a result, since the exercise price of the stock options was higher than the market price of the Company’s Stock on the remesurement date, no compensation was recognized.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, options granted under the 2000 Plan (other than those granted to non-employee directors) vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 12 quarters, such that all shares are vested after four years.

In the event a participant in the 2000 Plan terminates his or her employment, or is terminated other than for cause, any options which have become exercisable prior to the time of termination shall remain exercisable for twelve months from the date of termination if termination was caused by death or disability, or three months from the date of termination if termination was caused by reasons other than death or disability. In the event that a participant in the 2000 Plan is terminated by us for cause, his or her option shall terminate concurrently with the termination of employment, including options which have become exercisable prior to the time of termination.

A summary of activity of options granted to purchase the Company’s Common Stock under the 2000 Plan is as follows:

	Year ended December 31,
	2000		2001		2002
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	—	$—	837,403	$11.88	1,169,126	$12.17
Granted(1)	850,966	11.88	453,332	12.63	2,387,448	15.31
Exercised	—	—	—	—	(12,769)	2.32
Forfeited	(13,563)	11.88	(121,609)	11.88	(227,755)	14.79

Outstanding at the end of the year	837,403	$11.88	1,169,126	$12.17	3,316,050	$14.29

Number of options exercisable as of December 31,	—	$—	—	$—	1,568,407	$13.21

(1)	Includes 709,854 options granted to ParthusCeva employees who previously held DSPG’s options. On the distribution date, each DSPG option was converted into two options: an option to purchase the same number of shares of DSPG Common Stock and an option to purchase one share of ParthusCeva’s Common Stock for every three shares of DSPG’s Common Stock. As a result of the Separation, the exercise price of options was reduced and number of shares increased.

This transaction has been determined as an equity restructuring. The Company has accounted for this transaction under FIN 44. According to FIN 44 at the time of an equity restructuring transaction, the exercise price may be reduced and the number of shares under the award increased, to offset the decrease in the per-share price of the stock underlying the award. There is no accounting consequence for changes made to the exercise price and the number of shares of an outstanding fixed award as a result of an equity restructuring since both of the following criteria are met:

a.  The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately before the change.

b.  The ratio of the exercise price per share to the market value per share is not reduced.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options granted to the employees of the Company outstanding as of December 31, 2002 have been classified into a range of exercise prices as follows:

Exercise price (range) $	Options outstanding as of December 31, 2002	Weighted average remaining contractual life (years)	Weighted average exercise price $	Options exercisable as of December 31, 2002	Weighted average exercise price of options exercisable $
1.5-2.25	26,500	2.8	2.12	25,869	2.12
3.38-5.1	3,310	2.3	4.53	3,053	4.56
5.1-7.6	236,446	3.3	5.98	203,585	5.93
7.6-11.4	237,936	4.3	10.17	147,733	10.34
11.4-15.0	1,372,624	5.0	12.52	691,569	12.27
15.0-20.0	1,275,292	5.6	17.64	363,061	17.64
20.0-30.0	163,942	4.1	23.1	133,537	22.65

	3,316,050	5.0	14.29	1,568,407	13.22

Under SFAS No. 123, pro forma information regarding net income (loss) and net earnings (loss) per share is required, and has been determined as if ParthusCeva had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2000	2001	2002
Dividend yield	—	—	0%
Expected volatility(1)	—	—	80%
Risk-free interest	—	—	2%
Expected life of up to	—	—	4 years

(1)	Because ParthuCeva had no shares traded in a public market on the date that the Combination was closed, expected volatility is based upon related authoritative guidance on the Parthus’s historical volatility as the best estimate, as the volatility of ParhusCeva’s Common Stock is expected to approximate the volatility of the purchased Parthus securities.

Weighted average fair value of the options granted to the employees of the Company whose exercise price is equal to market price of the shares of the Company at the date of grant are as follows:

	Weighted average fair value of options grants at an exercise price
	2000	2001	2002
Equal to fair value at date of grants	$—	$—	$12.46

g.  Pro forma information under SFAS No. 123:

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.

Year ended December 31, 2002
Net income (loss) as reported	$(21,992)

Pro forma net income (loss)	$(30,714)

Proforma earnings (loss) per share	$(3.02)

h.  Dividend policy:

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. In the event that cash dividends are declared in the future, such dividends will be paid in dollars subject to statutory limitations.

NOTE 10:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.  Summary information about geographic areas:

The Company manages its business on a basis of one industry segment, licensing to semiconductor companies and electronic equipment manufacturers complete, integrated intellectual property solutions that enable a wide variety of electronic devices (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The following is a summary of operations within geographic areas:

	Year ended December 31,
	2000	2001	2002
Revenues based on customer location:
United States	$11,953	$10,853	$7,224
Europe, Middle East and Africa	4,825	7,141	7,554
Asia	6,132	7,250	4,418

	$22,910	$25,244	$19,196

	December 31,
	2000	2001	2002
Long-lived assets by geographic region:
United States	$38	$47	$43,890
Ireland	—	—	4,587
Israel	1,518	2,091	2,006
Other	52	61	—

	$1,608	$2,199	$50,483

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.  Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Year ended December 31,
	2000	2001	2002
Customer A	—	—	12.6%
Customer B	—	—	10.6%
Customer C	—	15.2%	—
Customer D	—	13.7%	—
Customer E	—	24.0%	—
Customer F	17.6%	—	—

NOTE 11:    TAXES ON INCOME

a.  A number of the Company’s operating subsidiaries are taxed at rates lower than US rates. Two Irish subsidiary companies currently qualify for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. Two other Irish subsidiaries qualify for an exemption from income tax as their revenue source is license fees from qualifying patents within the meaning of Section 234 of the Irish Taxes Consolidation Act 1997.

As part of the Separation from DSPG, ParthusCeva Ltd. applied for assignment of certain approved plans and for the relevant tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959 from DSPG, Ltd. to ParthusCeva Ltd. Pursuant to the assignment the mentioned benefits below were transferred to ParthusCeva Ltd.

ParthusCeva Ltd.’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with four separate investment plans. According to the provisions of such Israeli law, ParthusCeva Ltd. has elected to enjoy “Alternative plan benefits”, which is a waiver of grants in return for tax exemption. Accordingly, DSPG’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefits under these investment plans are scheduled to gradually expire starting from 2006 through 2010. The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

ParthusCeva Ltd.’s first, second and third plans, which were completed and commenced operations in 1996, 1998 and 1999, respectively, are tax exempt for four, two and two years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of six, eight and eight years, respectively.

The fourth plan completed and commenced operation in 2001. It entitles ParthusCeva Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years.

Under Israeli law, ParthusCeva Ltd. is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

The entitlement to the above benefits is conditional upon the Company’s fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in “Approved Enterprises”. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

The tax-exempt income attributable to the “Approved Enterprise” can be distributed to shareholders without subjecting the Company to taxes only upon the complete liquidation of the Company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits, currently between 15%-20% for an “Approved Enterprise”. As of December 31, 2002, the accumulated deficit of the Company does not include tax-exempt profits earned by the Company’s “Approved Enterprise”.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate of 36%.

Should ParthusCeva Ltd. derive income from sources other than the “Approved Enterprise” during the period of benefits, such income will be taxable at the regular corporate tax rate of 36%.

b.  The provision for income taxes is as follows:

	Year ended December 31,
	2000	2001	2002
Domestic taxes:
Current	$2,674	$2,580	$673
Deferred	38	(9)	240

	2,712	2,571	913

Foreign taxes:
Current	726	684	101

Taxes on income	$3,438	$3,255	$1,014

c. Income (loss) before taxes on income:
Domestic	$7,532	$6,767	$(14,887)
Foreign	5,179	6,843	(6,021)

	$12,711	$13,610	$(20,908)

Prior to November 1, 2002 (the date of the Combination), the Company and its subsidiaries operations were included in the consolidated income tax returns filed by DSPG. Income tax expense in the Company’s consolidated financial statements has been calculated on a separate tax return basis. These calculations reflect DSPG’s tax strategy, and are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d.  A reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2000	2001	2002
Income (loss) before taxes on income	$12,711	$13,610	$(20,908)

Tax at U.S. statutory rate-35%	4,449	4,764	(7,318)
Foreign income taxes at rates other than U.S. rate	(1,087)	(1,711)	(324)
In-process research and development	—	—	5,586
Restructuring cost	—	—	2,254
State taxes	—	—	80
Other	76	202	736

Taxes on income	$3,438	$3,255	$1,014

e.  Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2001	2002
Operating loss carryforward	$—	$5,553
Reserve and allowances	240	—
Valuation allowance	—	(5,553)

Balance at the end of the year	$240	$—

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from the carryforward of tax losses. Management currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses will not be realized in the foreseeable future. The change in valuation allowance as of December 31, 2002 was $5,553.

f.  Separation from DSPG:

DSPG has obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that were transferred to ParthusCeva Ltd. and the majority of the assets that remained in DSPG cannot be sold for a two-year period and subject to other requirements determined by law.

In addition, according to the ruling provisions, ParthusCeva Ltd. is restricted to a minimum investment in Israel, of 50% of total capital.

g.  Tax loss carryforwards:

As of December 31, 2002 ParthusCeva Inc. and its subsidiaries had operating losses carryforward for tax purposes of approximately $54,116, which are available to offset future taxable income.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:    RESTRUCTURING CHARGE

In connection with the strategic initiatives, and in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)” and SAB-100, “Restructuring and Impairment Charges”, the Company recorded in the fourth quarter restructuring and other non-recurring charges of $ 6,442. The strategic initiatives included Parthus rationalizing certain product lines to enhance strategic focus and to further reduce costs. This principally resulted in severance costs following a headcount reduction of 46 employees and onerous lease commitments arising from a reduction in the facility and design tool requirements. The Company will now focus on three complimentary product offerings: DSP cores, application IP, which is built around those cores, and design services to support the design-in of our IP.

The major components of the fiscal 2002 restructuring and other charges are as follows:

	Utilized
	Original accruals	Cash	Non-cash	Balance at December 31, 2002
Severance payments	$2,210	$2,085	$—	$125
Onerous leases	3,942	604	440	2,898
Legal and professional fees	239	8	—	231
Other costs	51	—	51	—

	$6,442	$2,697	$491	$3,254

NOTE 13:    EMPLOYEE BENEFITS

Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “plan”). Participants in the plan may elect to defer a portion of their pre-tax earnings into the plan, which is run by an independent party. The Company makes pension contributions at rates varying between 10% and 15% of the participant’s pensionable salary. Contributions to this plan are recorded as an expense in the consolidated statement of operations.

The Company’s US operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of employee’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to this plan are recorded in the year contributed as an expense in the consolidated statement of operations.

Total contributions for the years ended December 31, 2000, 2001 and 2002, were $0, $0 and $156, respectively.

NOTE 14:    RELATED PARTY TRANSACTIONS

a. The Company trades in the normal course of business with DSPG, which was the parent company of ParthusCeva until November 1, 2002 (see Note 2).

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Separation Agreement and related documents between the Company, DSPG and certain of the DSPG’s subsidiaries, upon the Separation, DSPG and the Company jointly agreed the net investment account and DSPG paid post year-end to the Company the net amount thereof, of $796. This amount is included in other current assets at December 31, 2002.

Until December 31, 2003, ParthusCeva Ltd. may occupy and utilize portions of DSPG Ltd.’s facilities. ParthusCeva Ltd. is obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of the rent and other costs of occupying and operating these facilities. The amount charged to ParthusCeva for these services between November 1, 2002 and December 31, 2002, was $ 208.

During the year ended December 31, 2002 ParthusCeva and DSPG entered into a licensing and royalty agreement for the Bluetooth IP Platform. Revenue generated from DSPG during the years ended December 31, 2000, 2001 and 2002 was $0, $0 and $108, respectively. The accounts receivable balances with DSPG at December 31, 2001 and 2002 were $0 and $50 respectively.

b. Directors who are not employees of ParthusCeva receive an annual retainer of $20, payable in quarterly installments of $5 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $0.5 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $0.5 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock plans.

c. On July 1, 1996 ParthusCeva Design Limited entered into a property lease agreement with Veton Properties Limited to lease a Harcourt Street office in Ireland. The lease term is 25 years from July 1, 1996 and the current annual rent is   €635 ($667). Brian Long, a director, is a minority shareholder in the equity of Veton Properties Limited.

d. ParthusCeva has entered into a licensing and distribution agreement with Silaria Ltd. William McCabe, a member of our board of directors, indirectly and beneficially owns approximately 53% of Silaria Ltd. through an affiliated fund.

e. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s legal counsel for intellectual property matters.

The Company believes that the related-party transactions described above were entered into on terms no less favorable than could have been otherwise obtained from unrelated third parties.

NOTE 15:    COMMITMENTS AND CONTINGENCIES

a. The Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

Under the terms of capital grant agreements with Parthus, amounts received of $1,034 may become repayable in full should certain circumstances specified within the grant agreements occur. The Company has not recognized any loss contingency, having assessed as remote the likelihood of these events arising.

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b. The Company and its subsidiaries have several non-cancelable operating leases, primarily for equipment and for vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance.

The Company and its subsidiaries paid $160, $150 and $323 in rental expense for the fiscal years ended December 31, 2000, 2001 and 2002, respectively.

Future minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum rental payments
2003	$5,428
2004	2,948
2005	1,449
2006	1,410
2007	1,410

$12,645

PARTHUSCEVA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17:    QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2001				2002
Revenues:
Licensing and royalties	$4,810	$5,856	$6,917	$3,376	$3,213	$3,782	$3,921	$3,824
Technical support, maintenance and other	1,158	1,164	895	1,068	883	804	931	1,838

Total revenues	5,968	7,020	7,812	4,444	4,096	4,586	4,852	5,662

Cost of revenues	266	341	344	300	311	305	322	1,230

Gross profit	5,702	6,679	7,468	4,144	3,785	4,281	4,530	4,432

Operating expenses:
Research and development, net	1,207	1,481	1,291	1,116	1,650	1,566	` 1,408	3,790
Selling and marketing	628	702	654	927	703	790	734	1,129
General and administrative	680	674	809	676	693	662	1,013	1,189
Amortization of other intangible assets	—	—	—	—	—	—	—	189
In-process research and development charge	—	—	—	—	—	—	—	15,771
Restructuring charge	—	—	—	—	—	—	—	6,442

Total operating expenses	2,515	2,857	2,754	2,719	3,046	3,018	3,155	28,510

Operating income	3,187	3,822	4,714	1,425	739	1,263	1,375	(24,078)
Financial income, net	106	115	125	116	18	32	25	202
Foreign exchange loss	—	—	—	—	—	—	—	(484)

Income before taxes on income	3,293	3,937	4,839	1,541	757	1,295	1,400	(24,360)
Taxes on income	858	265	1,679	453	242	300	419	53

Net income	$2,435	$3,672	$3,160	$1,088	$515	$995	$981	$(24,413)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2003 (the “2003 Proxy Statement”). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this annual report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.  Financial Statements:

—	Consolidated Balance Sheets for as of December 31, 2002 and 2001.
—	Consolidated Statements of Income for the Years Ended December 31, 2000, 2001 and 2002.
—	Statements of Changes in Stockholders’ Equity and Related Company Investment as of December 31, 2002
—	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.

2.  Financial Statement Schedules:

—	Schedule II: Valuation of Qualifying Accounts and Reserves

Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

3.  Listing of Exhibits:

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Some of these documents have previously been filed as exhibits with the Securities and Exchange Commission and are being incorporated herein by reference to such earlier filings. ParthusCeva’s file number under the Securities Exchange Act of 1934 is 000-49842.

(b)  Reports on Form 8-K.

On November 14, 2002, ParthusCeva filed a Report on Form 8-K dated November 1, 2002 and amended this report on December 16, 2002. This report, as amended, reported information related to the combination with Parthus Technologies plc on Items 2 and 7 of Form 8-K. The amended report contained the following financial statements:

(1)  The audited financial statements of Parthus Technologies plc as of and for the three years in the period ended December 31, 2001.

(2)  The unaudited financial statements of Parthus Technologies plc as of and for the nine months ended September 30, 2002 and 2001.

(3)  The unaudited pro forma combined financial statements of ParthusCeva as of and for the three- and nine-month periods ended September 30, 2002 and the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTHUSCEVA, INC.

By:	/S/ KEVIN FIELDING
Kevin Fielding
President and Chief Executive Officer

March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN FIELDING Kevin Fielding	President, Chief Executive Officer, Director (Principal Executive Officer)	March 27, 2003

/s/ ELAINE COUGHLAN Elaine Coughlan	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board of Directors	March 26, 2003

/S/ BRIAN LONG Brian Long	Vice Chairman of the Board of Directors	March 27, 2003

/S/ ZVI LIMON Zvi Limon	Director	March 27, 2003

/S/ BRUCE MANN Bruce Mann	Director	March 25, 2003

/S/ WILLIAM MCCABE William McCabe	Director	March 27, 2003

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 27, 2003

/S/ LOUIS SILVER Louis Silver	Director	March 25, 2003

CERTIFICATIONS

I, Kevin Fielding, President and Chief Executive Officer, certify that

1.  I have reviewed this annual report on Form 10-K of ParthusCeva, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ KEVIN FIELDING
Kevin Fielding President and Chief Executive Officer (Principal Executive Officer)

Date:    March 27, 2003

CERTIFICATIONS

I, Elaine Coughlan, Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of ParthusCeva, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ ELAINE COUGHLAN
Elaine Coughlan Chief Financial Officer (Principal Financial Officer)

Date:    March 27, 2003

PARTHUSCEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	—	$250	(1)	$250
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	—	—		—
Year ended December 31, 2000:
Allowance for doubtful accounts receivable	—	—		—

(1)	Acquired upon acquisition of Parthus Technologies plc

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and ParthusCeva Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and ParthusCeva Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen Common Stock Certificate
9.1(1)

Form of Voting Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Enterprise Ireland, Kevin Fielding, Kelburn Limited, Brian Long, Peter McManamon, William McCabe, Sven-Christer Nilsson, Issachar Ohana, Michael Peirce, Joan Scully and Gideon Wertheizer

10.1*

Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, ParthusCeva Technologies, Inc. (formerly DSP Ceva, Inc.) and ParthusCeva Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.2*	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3*	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4*	Technology Transfer Agreement between DSP Group, Ltd. and ParthusCeva Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5*	Technology Transfer Agreement between ParthusCeva Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	ParthusCeva, Inc. 2000 Stock Incentive Plan
10.7(2)†	ParthusCeva, Inc. 2002 Stock Incentive Plan
10.8(2)†	ParthusCeva, Inc. 2002 Employee Stock Purchase Plan
10.9(3)†	Parthus 2000 Share Option Plan
10.10(1)†	Parthus’ Chicory Systems, Inc. 1999 Employee Stock Option / Stock Issuance Plan
10.11(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Kevin Fielding, Brian Long, Bruce Mann, William McCabe, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Louis Silver and Gideon Wertheizer

10.12*†	Employment Agreement between the Registrant and Eliyahu Ayalon dated as of November 1, 2002
10.13*	Transition Services Agreement between DSP Group, Ltd. and ParthusCeva Ltd. (formerly Corage, Ltd.) dated November 1, 2002
10.14*†	Employment Agreement between the Registrant and Brian Long dated as of November 1, 2002
10.15*†	Employment Agreement between the Registrant and Kevin Fielding dated as of November 1, 2002
10.16*†	Form of Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.17*†	Employment Agreement between the Registrant and Elaine Coughlan dated as of November 1, 2002
10.18*†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.19*†	Employment Agreement between the Registrant and Bat-Sheva Ovadia dated as of November 1, 2002
10.20(2)	License Agreement between ParthusCeva Technologies Limited (formerly Parthus Technologies plc) and Silaria Ltd., dated September 30, 2002
10.21(2)	Licensing and Distribution Agreement between ParthusCeva Technologies Limited (formerly Parthus Technologies plc) and Silaria Ltd., dated September 30, 2002

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Kost Forer & Gabbay, a Member of Ernst & Young Global
99.1*	Certification of Kevin Fielding pursuant to 18 U.S.C. Section 1350
99.2*	Certification of Elaine Coughlan pursuant to 18 U.S.C. Section 1350

(1)	Filed as an exhibit to ParthusCeva’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to ParthusCeva’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(3)	Filed as an exhibit to the registration statement on Form S-8 of Parthus Technologies plc, filed with the Commission on June 6, 2000 (registration number 333-12090), and incorporated herein by reference.

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.