Form 10-K/A
period 2002-12-31
PARTHUSCEVA INC
filed 2003-04-30
CIK 1173489

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (originally filed on March 28, 2003) to amend and restate Item 5 of Part II and Items 10, 11, 12, and 13 of Part III in their entirety. This Form 10-K/A does not incorporate information by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders, as the Proxy Statement will be filed with the Securities and Exchange Commission later than 120 days after December 31, 2002. This Amendment does not reflect events occurring after the March 28, 2003 filing of our Annual Report on Form 10-K or modify or update the disclosures set forth in that Annual Report in any way.

Our website address is www.parthusceva.com. Copies of our filings with the Securities and Exchange Commission are made available on our website as soon as practicable after filing.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K/A regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements in this report contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Our Operating Results” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. We do not assume any obligations to update any of the forward-looking statements we make.

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

Information as of December 31, 2002 regarding options granted under our option plans and remaining available for issuance under those plans is presented in Part III below.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Eliyahu Ayalon	60	1999

Mr. Ayalon has served as Chairman of our board of directors since November 2002 and as a member of our board of directors since November 1999. Mr. Ayalon also served as our Chief Executive Officer from November 1999 to January 2001. Mr. Ayalon has served as President, Chief Executive Officer and a member of the board of directors of DSP Group, Inc. since April 1996. In January 2000, Mr. Ayalon was appointed to serve as Chairman of the board of directors of DSP Group.

Brian Long	46	2002

Mr. Long has served as Vice Chairman of our board of directors since November 2002 and is currently our Chief Executive Officer. He served as Chief Executive Officer and a member of the board of directors of Parthus Technologies plc from 1993 until November 2002, and was one of the co-founders of Parthus.

Zvi Limon(1)	44	1999

Mr. Limon has served as a member of our board of directors since November 1999. He has served as a director of DSP Group, Inc. since February 1999. Mr. Limon is currently self-employed. He served as Chairman of Limon Holdings Ltd., a consulting and investment advisory firm, from October 1993 to September 1998. He has served as Vice President of MCF Advisor Ltd., a consulting and investment advisory firm, since September 1998.

Bruce A. Mann(2)	68	2001	Mr. Mann has served as a member of our board of directors since April 2001. Mr. Mann has been a partner of Morrison & Foerster LLP since February 1987.
William McCabe(1)(2)	45	2002

Mr. McCabe has served as a member of our board of directors since November 2002. He was Chairman of SmartForce plc (formerly CBT Group plc), an Irish company specializing in interactive educational software, from September 1991 to November 2000.

Peter McManamon	54	2003

Mr. McManamon was appointed by our board of directors as a member of the board on April 25, 2003 to fill the vacancy created by the resignation of Mr. Fielding. He served as Chief Financial Officer of Parthus Technologies plc from 1993 until March 2001, Executive Vice President of Corporate Development of Parthus from March 2001 until November 2002 and a member of the board of directors of Parthus from 1993 until November 2002. He was also one of the co-founders of Parthus.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Sven-Christer Nilsson(1)(2)	58	2002

Mr. Nilsson has served as a member of our board of directors since November 2002. He is a co-founder, partner and director of Startupfactory B.V., a venture capital and early-stage investor headquartered in Stockholm, Sweden. Between 1982 and 1999 he held various positions with Ericsson, the telecommunications equipment supplier, including President, Ericsson Radio Systems (Sweden), Vice President, Mobile Switching Systems, Executive Vice President, Cellular Systems-American Standards, and, from 1998, Chief Executive Officer.

Louis Silver(1)(2)	49	1999

Mr. Silver has served as a member of our board of directors since April 2002. He has served as a director of DSP Group, Inc. since November 1999. Mr. Silver is currently acting as a corporate business development advisor to DSP Group. From September 1996 to July 2002, Mr. Silver served as an advisor and counsel to the Discount Bank & Trust Co., an international bank.

(1)	Member of audit committee.
(2)	Member of compensation committee.

Executive Officers

In addition to those persons indicated above who serve as executive officers as well as directors, the following serve as executive officers of the company:

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

Legal Proceedings

To our knowledge, no material proceedings exist to which any director, officer or affiliate of the registrant, any owner of record or beneficially of more than 5% of any class of voting securities of ParthusCeva, or any associate of any such director, officer, affiliate of ParthusCeva, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from reporting persons that no Form 5 filing was required for such persons, we believe that, during the year ended December 31, 2002, all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last two fiscal years of (i) our chief executive officer and (ii) our four other most highly compensated executive officers who received annual compensation in excess of $100,000 during the year ended December 31, 2002, collectively, the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation								Long-Term Compensation
		Salary		Bonus			Other Annual Compensation(1)			Securities Underlying Options(2)	All Other Compensation(3)
Kevin Fielding President and Chief Executive Officer(4)	2002		$49,000		$88,200			—		175,670		$7,300
Eliyahu Ayalon Chairman of the Board of Directors(5)	2002 2001	$ $	179,967 179,606	$ $	199,185 210,000	(6)		— —		741,673 50,000	$ $	2,790 4,627
Gideon Wertheizer Executive Vice President—Business Development and Chief Technology Officer	2002 2001	$ $	184,827 185,190	$ $	122,639 100,000	(6)		— —		231,947 300,000	$ $	5,933 9,046
Issachar Ohana Vice President and General Manager of the DSP Intellectual Property Licensing Division	2002 2001	$ $	101,986 108,497	$ $	38,902 54,110	(7) (8)	$ $	23,172 22,706	(9) (10)	38,517 —		$5,659 —
Bat-Sheva Ovadia Chief Scientist—DSP Technologies	2002 2001	$ $	100,023 124,647	$ $	46,669 40,000	(6)		$12,474(11) —		52,434 —		— —

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the fiscal year.
(2)	Consists of shares underlying options to purchase shares of our common stock granted during the fiscal year indicated.

(3)	Consists of contributions by ParthusCeva under our pension plan, a defined contribution plan.
(4)	Mr. Fielding joined ParthusCeva as an executive officer in November 2002 and resigned on April 7, 2003.
(5)	Includes that portion of the compensation received by Mr. Ayalon in his capacity as President and Chief Executive Officer of DSP Group, Inc. allocated to its wholly-owned subsidiary, Ceva, Inc., prior to its combination with Parthus.
(6)	Includes bonus amounts earned in 2001 and paid in 2002.
(7)	Bonus consists of a sales commission in the aggregate amount of $38,902.
(8)	Includes bonus amounts earned in 2001 and paid in 2002. Bonus consists of a sales commission in the aggregate amount of $54,110.
(9)	Includes $17,253 in car allowances.
(10)	Includes $14,953 in car allowances and $6,517 in cellular phone allowances.
(11)	Includes $9,899 in car allowances.

Stock Options

The following table sets forth information for each of the named executive officers with respect to the grant of options to purchase shares of our common stock during the year ended December 31, 2002.

Option Grants During the Year Ended December 31, 2002

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%
Eliyahu Ayalon(1)	83,333	3.7%	$14.17	2/4/09	$408,086	$927,862
	75,000	3.3%	$21.02	11/24/06	$241,069	$505,167
	50,000	2.2%	$13.83	10/26/07	$183,915	$404,644
	50,000	2.2%	$11.25	5/31/08	$170,215	$380,251
	25,000	1.1%	$5.84	7/2/05	$19,594	$40,722
	75,000	3.3%	$5.80	4/21/06	$52,337	$108,096
	2,527	0.1%	$8.29	8/25/04	$1,768	$3,592
	19,139	0.9%	$8.29	8/25/04	$13,387	$27,202
	361,674	16.1%	$11.88	7/19/07	$1,076,479	$2,353,160
Gideon Wertheizer(2)	523	0.0%	$7.07	8/20/04	$313	$637
	2,602	0.1%	$7.07	8/20/04	$1,558	$3,167
	7,500	0.3%	$5.93	8/3/05	$6,182	$12,874
	12,361	0.5%	$5.80	4/21/07	$8,626	$17,816
	13,333	0.6%	$27.98	4/17/07	$87,752	$190,578
	13,333	0.6%	$21.02	11/24/06	$42,761	$89,594
	20,000	0.9%	$13.83	10/26/07	$73,566	$161,857
	26,667	1.2%	$14.17	2/4/09	$130,590	$296,921
	135,628	6.0%	$11.88	1/22/08	$453,131	$1,003,391
Issachar Ohana(2)	28,934	1.3%	$11.88	10/26/07	$91,393	$201,080
	167	0.0%	$7.07	8/20/04	$100	$202
	2,083	0.1%	$5.93	8/3/05	$1,713	$3,567
	2,333	0.1%	$5.93	4/22/06	$1,667	$3,442
	5,000	0.2%	$25.39	5/23/07	$30,521	$66,433
Bat-Sheva Ovadia(2)	2,000	0.1%	$7.07	8/20/04	$1,193	$2,425
	3,333	0.1%	$25.39	5/23/07	$20,363	$44,326
	4,000	0.2%	$5.93	4/22/06	$2,858	$5,902
	5,000	0.2%	$21.02	11/24/06	$16,071	$33,678
	9,167	0.4%	$5.93	8/3/05	$7,538	$15,696
	28,934	1.3%	$11.88	10/26/07	$91,329	$200,924

(1)	Consists of options granted under our 2000 Stock Incentive Plan that are exercisable in installments over a four year period with 25% becoming vested annually. Also see “Director Compensation” above and “Employment Agreements” below with respect to the accelerated vesting of options in connection with certain specified corporate events, such as a merger or acquisition, involving ParthusCeva.
(2)	Consists of options granted under our 2000 Stock Incentive Plan that are exercisable in installments over a four year period commencing one year after the date of grant, with 25% becoming vested one year after the date of grant and the remainder vesting in equal installments of 6.25% each quarter thereafter. Also see “Employment Agreements” below with respect to the accelerated vesting of options in connection with certain specified corporate events, such as a merger or acquisition, involving ParthusCeva.
(3)	Prior to November 1, 2002, the exercise price of options granted was based on the fair market value of our common stock as determined by our board of directors. Beginning November 1, 2002, the exercise price of options granted was based on the fair market value of our common stock determined as of the date of the grant, based on the closing price of a share of common stock of the company as reported on The NASDAQ National Market.
(4)	Consists of amounts that may be realized upon exercise of the options immediately before the expiration of their respective terms, assuming the specified compound rates of appreciation (5% and 10%) of the market value of our common stock on the date of the option grants over the term of the respective options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth, if any. Actual gains, if any, on stock option exercises and common stock holdings are dependent, in part, on the timing of exercise and the future performance of our common stock.

Year-End Option Values

The following table sets forth information for each of the named executive officers with respect to the exercise of options, if any, to purchase shares of our common stock during the year ended December 31, 2002 and the number and value of options outstanding as of December 31, 2002.

Aggregated Option Exercises in 2002 and

Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin Fielding	—	—	35,963	176,806	—	—
Eliyahu Ayalon	—	—	551,256	190,417	$10,397.50	—
Gideon Wertheizer	—	—	108,165	123,782	$1,122.18	$284.50
Issachar Ohana	—	—	21,512	17,005	—	—
Bat-Sheva Ovadia	—	—	34,975	17,459	—	—

(1)	Based on the closing price ($5.91) of a share of common stock of the company, as reported on The NASDAQ National Market on December 31, 2002, the last business day of the fiscal year, less the exercise price.

Report of the Compensation Committee on Executive Compensation

This report is submitted by the compensation committee of our board of directors, which is responsible for making recommendations concerning salary and incentive compensation for our executive officers and other key employees, and administering and granting stock options under our stock option plans to our executive officers. In addition, the compensation committee consults with our management regarding pension and other benefit plans and our compensation policies and practices. During the period covered by this report, ParthusCeva had only two months of combined operations, and the salary and principal compensation terms of our Chief Executive Officer, Chairman of the Board and other executive officers were fixed as part of the negotiations relating to our combination with Parthus Technologies plc. These terms were embodied in employment agreements described in this amended annual report. As a consequence, the principal elements of compensation for our executive officers for the fiscal year ended December 31, 2002, which includes two months of combined operations of ParthusCeva, were already established under the terms of the combination agreement, and this report of the compensation committee therefore relates to the committee’s philosophy with respect to prospective compensation of executive officers.

General Compensation Policy

The compensation committee seeks to achieve the following three broad goals in connection with our executive compensation program:

•	to enable ParthusCeva to attract and retain qualified executives;

•	to create a performance-oriented environment by rewarding executives for the achievement of ParthusCeva’s business objectives and/or achievement in an individual executive’s particular area of responsibility; and

•	to provide executives with equity incentives in ParthusCeva so as to link a portion of an executive’s compensation with the performance of ParthusCeva’s common stock.

Components of Compensation

To achieve these goals, the executive compensation program consists principally of the following three elements:

•	base salary;

•	cash bonuses; and

•	stock-based equity incentives in the form of participation in ParthusCeva’s stock option plans.

General Factors for Establishing Compensation

The compensation committee reviews the executive compensation of industry peers with which ParthusCeva competes for employees to compare the competitiveness of ParthusCeva’s executive compensation packages. In addition to reviewing industry compensation levels, the compensation committee also considers a number of other factors in establishing the components of each executive officer’s compensation package, as summarized below.

Base Salary

Salaries for executive officers, including the chief executive officer, are generally determined on an individual basis by evaluating the following:

•	the executive’s scope of responsibility, performance, prior employment experience and salary history;

•	ParthusCeva’s financial performance, including increases in its revenues and profits, if any; and

•	internal consistency within ParthusCeva’s salary structure.

Incentive Compensation

The compensation committee believes that a bonus component for compensation to supplement base salaries of executive officers provides an important incentive that can be tied to achievement of personal and corporate goals. The compensation committee intends to evaluate and establish appropriate bonus programs with respect to executive officers for 2003. Bonuses paid during 2002 reflect historic bonus obligations of ParthusCeva as implemented prior to the combination with Parthus. Mr. Fielding’s bonus for 2002 reflects achievements of goals previously fixed under Parthus’ bonus plan, as agreed to and approved by Messrs. Limon and Nilsson, constituting a committee of independent directors of our board, on April 7, 2003.

Long-term Incentive Compensation

Stock options are an element of the compensation packages of ParthusCeva’s executive officers, including the chief executive officer, because they provide an incentive to executives to maximize stockholder value and because they reward the executives only to the extent that stockholders of ParthusCeva also benefit. The compensation committee believes that it is to ParthusCeva’s advantage to increase executive officers’ interest in ParthusCeva’s future performance, as these employees share the primary responsibility for ParthusCeva’s management and growth. The value of the stock options is derived from appreciation of ParthusCeva’s common stock. In order to promote a longer term management focus and to provide an incentive for continued employment with ParthusCeva, stock option grants generally become exercisable over a three- or four-year period, with the exercise price being equal to 100% of the fair market value of ParthusCeva’s common stock on the date of grant.

The size of the option grant made to each executive officer is based upon the following factors:

•	an evaluation of the executive’s past performance;

•	the total compensation being paid to the executive;

•	the anticipated value of the executive’s contribution to ParthusCeva’s future performance;

•	the executive’s scope of responsibility;

•	the executive’s current position with ParthusCeva;

•	the number of options awarded to the executive officer during previous fiscal years; and

•	comparability with option grants made to other ParthusCeva executives.

In the year ended December 31, 2002, stock options were granted under our 2000 Stock Incentive Plan to Messrs. Ayalon, Wertheizer and Ohana. See “Option Grants During the Year Ended December 31, 2002.” These grants were authorized by ParthusCeva’s board prior to the combination. The compensation committee has not yet authorized any option grants to executive officers of ParthusCeva.

Chief Executive Officer’s Compensation

Mr. Fielding served as our chief executive officer from November 1, 2002 to April 7, 2003. Pursuant to our employment agreement with Mr. Fielding, which is more fully described below, Mr. Fielding received a base salary of $49,000 for the period between November 1, 2002 and December 31, 2002. The compensation of our chief executive officer is based upon the same elements and measures of performance as is the compensation of ParthusCeva’s other executive officers.

Mr. Fielding resigned as our chief executive officer on April 7, 2003. In connection with his resignation, we entered into a separation agreement with Mr. Fielding that provides for acceleration of options and payment of severance benefits in the amount contemplated under his employment agreement and a potential bonus of €50,000 for support of the transition to a new chief executive officer. The separation agreement also confirmed Mr. Fielding’s bonus for fiscal 2002. The separation agreement was approved by Messrs. Limon and Nilsson, who had been designated a special committee of the board for the purpose of reviewing and finalizing arrangements relating to Mr. Fielding’s resignation.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its chief executive officer and its four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation is not subject to the deduction limitation if certain requirements are met. In particular, income recognized upon the exercise of a stock option is not subject to the deduction limitation, if, among other things, the option was issued under a plan approved by the stockholders and such plan provides a limit on the number of shares that may be issued under the plan to any individual. The compensation committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Internal Revenue Code when the committee believes that such payments are appropriate and in the best interests of the stockholders, after taking into account changing business conditions or the officer’s performance.

By the compensation committee of the board of directors of ParthusCeva, Inc.

Bruce A. Mann

William McCabe

Sven-Christer Nilsson

Louis Silver

Employment Agreements

We have entered into employment agreements with each of Kevin Fielding, Issachar Ohana, Bat-Sheva Ovadia and Gideon Wertheizer as of November 1, 2002. Pursuant to the employment agreements, Mr. Fielding, Mr. Wertheizer, Mr. Ohana and Ms. Ovadia are entitled to a salary of €280,000, $160,000, $110,000 and $100,000, respectively, as well as a bonus to be determined at the discretion of the compensation committee of our board of directors. In addition, for the six months following November 1, 2002, Mr. Ohana is entitled to receive a sales commission based on established sales targets. After the initial six months period, we will re-evaluate our arrangement with Mr. Ohana with respect to the sales commission.

Although each employment agreement is for an indefinite term, the employment of each of these individuals will be terminable at any time by us, other than for cause, upon the determination of our board of directors with not less than 30 days notice or by the individual with notice of not less than 12 months in the case of Mr. Fielding, 9 months in the case of Mr. Wertheizer and 6 months in the case of Mr. Ohana and Ms. Ovadia. If our board of directors determines that an individual has failed to perform his or her reasonably assigned duties and does not remedy such failure following written notice from us, we are required to give notice of not less than 12 months in the case of Mr. Fielding, 9 months in the case of Mr. Wertheizer and 6 months in the case of Mr. Ohana and Ms. Ovadia prior to termination. If any of these individuals resigns for good reason or if we, or an acquiring or succeeding corporation after a change in control of our company, terminate an individual, other than for cause, then that individual will be entitled to the compensation, including medical and pension benefits, to which to which he or she would otherwise have been entitled had he remained employed by us for two years, and his or her options will vest in full. If the employment of any of these employees is terminated by death, his or her options will vest in full.

On April 7, 2003 we entered into a separation agreement with Mr. Fielding pursuant to which Mr. Fielding resigned as chief executive officer and director of ParthusCeva and we agreed to pay Mr. Fielding severance benefits in the amount contemplated under his employment agreement, to accelerate his options and to pay him a bonus of up to €50,000 for support of the transition to a new chief executive officer.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee of our board of directors are Messrs. Mann, McCabe, Nilsson and Silver. During the last completed fiscal year, no executive officer of ParthusCeva has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of our compensation committee.

Director Compensation

Directors who are employees of our company do not receive any additional compensation for their services as directors. Directors who are not employees of our company receive an annual retainer of $40,000, payable in quarterly installments of $10,000 each. In addition, compensation for attendance at committee meetings of a face-to-face nature and on a telephonic basis is $1,000 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Our directors are eligible to participate in our stock plans. In year ended December 31, 2002, in connection with their service as directors of our company, Messrs. Ayalon, Limon, Mann and Silver were granted options to purchase 741,673, 18,084, 18,084 and 18,084 shares of our common stock, respectively.

We have entered into an employment agreement with Eliyahu Ayalon as of November 1, 2002, relating to Mr. Ayalon’s position as chairman of our board of directors. Under the agreement, Mr. Ayalon is entitled to an annual salary of $170,000 and a bonus to be determined at the discretion of the compensation committee of our board of directors. Although the agreement is for an indefinite term, Mr. Ayalon’s employment is terminable at any time by us with not less than 30 days notice to Mr. Ayalon, or by Mr. Ayalon with not less than 12 months notice to us. Upon such termination, or if Mr. Ayalon resigns for good reason or is terminated by us or a succeeding corporation following a change in control of our company, other than for cause, Mr. Ayalon will be entitled to the compensation, including medical and pension benefits, to which he would otherwise have been entitled had he remained employed by us for two years, and his options will vest in full. If our board of directors determines that Mr. Ayalon has failed to perform his reasonably assigned duties and does not remedy such failure following written notice from us, we are required to give him notice of not less than 24 months prior to termination. If Mr. Ayalon’s employment by us is terminated by death, his options will vest in full.

We have entered into an employment agreement with Brian Long as of November 1, 2002 relating to Mr. Long’s position as vice chairman of our board of directors. Under the agreement, Mr. Long is entitled to a salary of $170,000, as well as a bonus to be determined at the discretion of the compensation committee of our board of directors. Although the agreement is for an indefinite term, Mr. Long’s employment is terminable at any time by us with not less than 30 days notice, or by Mr. Long with not less than 24 months notice to us. If our board of directors determines that Mr. Long has failed to perform his reasonably assigned duties and does not remedy such failure following written notice from us, we are required to give him notice of not less than 24 months prior to termination. If Mr. Long resigns for good reason or if we, or an acquiring or succeeding corporation after a change in control of our company, terminate Mr. Long, other than for cause, then Mr. Long will be entitled to the compensation, including medical and pension benefits, to which he would otherwise have been entitled had he remained employed by us for two years, and his options will vest in full. If Mr. Long’s employment by us is terminated by death, his options will vest in full.

Stock Performance Graph

Comparison of Cumulative Total Return

among ParthusCeva, Inc.,

The NASDAQ Stock Market (U.S.) and MG Group Index

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from November 1, 2002, the first day of trading of our common stock, through December 31, 2002, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the MG Group Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on November 1, 2002), The NASDAQ Stock Market (U.S.) and the MG Group Index on November 1, 2002, and assumes dividends, if any, are reinvested.

	November 1, 2002	December 31, 2002
ParthusCeva, Inc.	$100.00	$112.14
The NASDAQ Stock Market (U.S.)	$100.00	$100.45
MG Group Index	$100.00	$100.45

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT;                          EQUITY COMPENSATION PLAN INFORMATION

SECURITY OWNERSHIP

The following table sets forth information, as of March 31, 2003, regarding the beneficial ownership of shares of our common stock by (a) each person or entity known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of the “named executive officers,” as described in the Summary Compensation Table below, (c) each director and director nominee of the company, and (d) the directors and executive officers of the company as a group. The address of each of our directors and named executive officers is c/o ParthusCeva, Inc., 2033 Gateway Place, Suite 150, San Jose, California 95110.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which we sometimes refer to as the “SEC,” and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2003 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options or warrants, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by them, have sole voting and investment power with respect to the shares of common stock indicated.

	Shares Beneficially Owned			Options Included in Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent	Number
5% Stockholders
Brian Long	1,667,969	(1)	9.23%	—
Ollaberry Limited	1,521,556	(2)	7.76%	1,521,556
Royce & Associates, LLC(3)	1,944,999		10.76%	—
Bottin International Investments Ltd.(4)	1,355,000		7.50%	—
Dermot Desmond(4)	1,355,000		7.50%	—

Directors and Executive Officers
Eliyahu Ayalon	573,566		3.08%	572,089
Brian Long	1,667,969	(1)	9.23%	—
Kevin Fielding(5)	55,829		*	46,372
Zvi Limon	7,233		*	7,233
Bruce A. Mann	7,233		*	7,233
William McCabe	—		*	—
Peter McManamon	453,614		2.51%	37
Sven-Christer Nilsson	4,920		*	4,920
Louis Silver	6,950	(6)	*	3,616
Gideon Wertheizer	141,774		*	141,774
Issachar Ohana	26,416		*	26,416
Bat-Sheva Ovadia	40,824		*	40,124
All directors and executive officers as a group (13 persons)	3,025,886		15.96%	886,344

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Includes 4,268 shares held by Mr. Long’s wife.
(2)	Consists entirely of shares held beneficially and of record by Mr. Long that are subject to a put and call option agreement between Mr. Long and Ollaberry Limited, an Isle of Man limited company that is an affiliate of Mr. Long. The address for Ollaberry Limited is Samuel Harris House, 5-11 St. Georges Street, Douglas, Isle of Man IM99 ISN.
(3)	Royce & Associates, LLC filed a Schedule 13G/A with the Securities and Exchange Commission on April 8, 2003, reporting beneficial ownership of 1,944,999 shares of common stock as of January 31, 2003. The information contained in this table is derived from such filing. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019.
(4)	Bottin International Investments Ltd. and Dermot Desmond filed a Schedule 13G with the Securities and Exchange Commission on March 17, 2003, reporting beneficial ownership of 1,355,000 shares of common stock as of March 7, 2003. The information contained in this table is derived from such filing. As stated in such Schedule 13G, Mr. Desmond owns 100% of the capital stock of Bottin and disclaims beneficial ownership of the shares of common stock, other than as a result of his ownership of Bottin. The address of Bottin International Investments Ltd. and Dermot Desmond is 57-63 Line Wall Road, Gibraltar.
(5)	Mr. Fielding resigned as a director and as chief executive officer on April 7, 2003.
(6)	Excludes 666 shares held by the Theodore J. Silver Trust and 2,666 shares held by the Adrienne Silver Trust. Mr. Silver disclaims beneficial ownership of such shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	1,893,254	$12.42	2,800,000(4)
Equity compensation plans not approved by security holders(2)	1,422,796	$16.78	0
Total	3,316,050	$14.29	2,800,000(4)

(1)	Consists of the following equity compensation plans: the 2002 Stock Incentive Plan (“2002 Plan”), the 2000 Stock Incentive Plan (the “2000 Plan”) and the 2002 Employee Stock Purchase Plan (the “2002 ESPP”).
(2)	Consists of the following equity compensation plans: the Parthus 2000 Stock Incentive Plan (the “Parthus 2000 Plan”) and the Chicory Systems, Inc. 1999 Employee Stock Option/Stock Issuance Plan (the “Chicory 1999 Plan”).
(3)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2002, awards under the 2002 Plan may instead be issued in the form of restricted stock. No further options will be granted or other awards made under the 2000 Plan, the Parthus 2000 Plan or the Chicory 1999 Plan.
(4)	Includes 1,000,000 shares issuable under the 2002 ESPP, of which up to 18,224 were issuable in connection with an on-going offering period as of December 31, 2002 which ended on January 31, 2003. Also includes 1,800,000 shares issuable under the 2002 Plan.

Parthus 2000 Plan and Chicory Plan

We assumed the Parthus 2000 Plan and the Chicory Plan in connection with our combination with Parthus. These plans were not approved by our stockholders. Below is a brief description of the material terms of these plans.

In connection with our combination with Parthus, we assumed the Parthus 2000 Plan and the options granted under it. Each option under that plan became an option to purchase the number of shares of our common stock that the holder of such option would have received had such holder exercised the option prior to the combination and held Parthus ordinary shares, and the exercise price per share was adjusted proportionately. Otherwise, the options outstanding under the Parthus 2000 Plan continue to be governed by the terms of this plan. No further options will be granted or other awards made under this plan.

Under the terms of the plan, no option may be sold, pledged, assigned, transferred or otherwise disposed of in any other manner by the option holder during his or her lifetime. Options will lapse to the extent that they have not been exercised by the earliest of the seventh anniversary of their date of grant, the expiration of 12 months from the date of death of the option holder or three months from the date of cessation of the option holder’s status as an employee, consultant or director.

Parthus assumed the Chicory Plan, and the options granted under it, in May 2001 in connection with Parthus’ acquisition of Chicory Systems, Inc. We assumed the Chicory Plan and the options granted under it in connection with our combination with Parthus, and all options under that plan have become options to purchase shares of our common stock. Each option under that plan became an option to purchase the number of shares of our common stock that the holder of such option would have received had such holder exercised the option prior to the combination and held Parthus ordinary shares, and the exercise price per share was adjusted proportionately. Otherwise, the options outstanding under the Chicory Plan continue to be governed by the terms of this plan. No further options will be granted or other awards made under the Chicory Plan.

In the event a participant in the Chicory Plan terminates his or her employment or is terminated other than for cause, any options which have become exercisable prior to the time of termination remain exercisable for twelve months from the date of termination if termination was caused by death or disability, or three months from the date of termination if termination was caused by reasons other than death or disability. In the event a participant in the Chicory Plan is terminated for cause, or engages in conduct that would warrant termination for cause, his or her option terminates immediately.

In the event ParthusCeva is a party to a merger or consolidation in which securities possessing more than 50% of the total combined voting power of ParthusCeva’s outstanding securities are transferred to persons different from the persons holding those securities immediately prior to that transaction, or if ParthusCeva sells, transfers or otherwise disposes of all or substantially all of its assets in complete liquidation or dissolution, all options under the Chicory Plan shall automatically vest in full (and shall terminate, except to the extent assumed by the successor corporation) unless the options are assumed by the successor corporation or its parent, the options are replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares, or the acceleration of the options is subject to other limitations imposed by the administrator of the Chicory Plan at the time of the option grants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of our directors, Bruce Mann, is a partner of Morrison & Foerster LLP, our legal counsel for intellectual property matters.

We occupy premises in Dublin under the terms of a lease with Veton Properties Limited. The lease has a term of 25 years from July 1, 1996 and a current annual rent of €635,000 (approximately $667,000). Brian Long and Peter McManamon are minority shareholders of Veton Properties Limited.

Eliyahu Ayalon, chairman of our board of directors, is a director and executive officer of DSP Group, Inc., and our directors Zvi Limon and Louis Silver are also directors of DSP Group. On November 1, 2002, we and Parthus Technologies plc combined our businesses under the terms and conditions of a Combination Agreement, dated as of April 4, 2002, as amended, by and among us, DSP Group and Parthus. Immediately prior to the combination, our DSP cores licensing business was separated from DSP Group and related assets, liabilities and intellectual property rights valued at $96,200,000 were transferred to us. In connection with the separation, DSP Group, Ltd., a subsidiary of DSP Group, entered into a transition services agreement with our subsidiary ParthusCeva, Ltd., which governs the provision of transition services by DSP Group, Ltd. to ParthusCeva, Ltd. through December 31, 2003. Under the agreement, DSP Group, Ltd. is obligated to provide certain general and administrative services, including management and information services and network, hardware and software maintenance and support, as ParthusCeva, Ltd. requires and requests. For research and development services, ParthusCeva, Ltd. is obligated to pay DSP Group, Ltd. for services provided at agreed upon rates. As of April 1, 2003, the estimated value of the services provided to ParthusCeva, Ltd. under this agreement was $150,000.

We have entered into a licensing and distribution agreement with Silaria Ltd. William McCabe, a member of our board of directors, indirectly and beneficially owns approximately 53% of Silaria Ltd. through an affiliated fund.

In 2002 we entered into a licensing and royalty agreement with DSP Group Inc. for our Bluetooth platform. We generated revenues of $108,000 from DSP Group during 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTHUSCEVA, INC.

April 30, 2003	By:	/s/ BRIAN LONG
Brian Long Chief Executive Officer

CERTIFICATIONS

I, Brian Long, Chief Executive Officer, certify that

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of ParthusCeva, Inc.;

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

	By:	/s/ BRIAN LONG
Date: April 30, 2003		Brian Long Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer)

CERTIFICATIONS

I, Elaine Coughlan, Chief Financial Officer, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of ParthusCeva, Inc.;

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

	By:	/s/ ELAINE COUGHLAN
Date: April 30, 2003		Elaine Coughlan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and ParthusCeva Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and ParthusCeva Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen Common Stock Certificate
9.1(1)

Form of Voting Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Enterprise Ireland, Kevin Fielding, Kelburn Limited, Brian Long, Peter McManamon, William McCabe, Sven-Christer Nilsson, Issachar Ohana, Michael Peirce, Joan Scully and Gideon Wertheizer

10.1 *

Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, ParthusCeva Technologies, Inc. (formerly DSP Ceva, Inc.) and ParthusCeva Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.2 *	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3 *	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4 *	Technology Transfer Agreement between DSP Group, Ltd. and ParthusCeva Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5 *	Technology Transfer Agreement between ParthusCeva Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	ParthusCeva, Inc. 2000 Stock Incentive Plan
10.7(2)†	ParthusCeva, Inc. 2002 Stock Incentive Plan
10.8(2)†	ParthusCeva, Inc. 2002 Employee Stock Purchase Plan
10.9(3)†	Parthus 2000 Share Option Plan
10.10(1)†	Parthus’ Chicory Systems, Inc. 1999 Employee Stock Option / Stock Issuance Plan
10.11(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Kevin Fielding, Brian Long, Bruce Mann, William McCabe, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Louis Silver and Gideon Wertheizer

10.12*†	Employment Agreement between the Registrant and Eliyahu Ayalon dated as of November 1, 2002
10.13*	Transition Services Agreement between DSP Group, Ltd. and ParthusCeva Ltd. (formerly Corage, Ltd.) dated November 1, 2002
10.14*†	Employment Agreement between the Registrant and Brian Long dated as of November 1, 2002
10.15*†	Employment Agreement between the Registrant and Kevin Fielding dated as of November 1, 2002
10.16*†	Form of Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.17*†	Employment Agreement between the Registrant and Elaine Coughlan dated as of November 1, 2002
10.18*†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.19*†	Employment Agreement between the Registrant and Bat-Sheva Ovadia dated as of November 1, 2002
10.20(2)	License Agreement between ParthusCeva Technologies Limited (formerly Parthus Technologies plc) and Silaria Ltd., dated September 30, 2002
10.21(2)	Licensing and Distribution Agreement between ParthusCeva Technologies Limited (formerly Parthus Technologies plc) and Silaria Ltd., dated September 30, 2002

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Kost Forer & Gabbay, a Member of Ernst & Young Global
99.1**	Certification of Brian Long pursuant to 18 U.S.C. Section 1350
99.2**	Certification of Elaine Coughlan pursuant to 18 U.S.C. Section 1350

(1)	Filed as an exhibit to ParthusCeva’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to ParthusCeva’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(3)	Filed as an exhibit to the registration statement on Form S-8 of Parthus Technologies plc, filed with the Commission on June 6, 2000 (registration number 333-12090), and incorporated herein by reference.
*	Filed as an exhibit to ParthusCeva’s annual report on Form 10-K for year ended December 31, 2002, filed with the Commission on March 28, 2003 (file number 000-49842) and incorporated herein by reference.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.