Form 10-Q
period 2003-03-31
PARTHUSCEVA INC
filed 2003-05-14
CIK 1173489

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 000-49842

ParthusCeva, Inc.

Exact Name of Registrant as Specified in Its Charter

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0556376 (I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 150, San Jose, California 95110-1002

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 514-2900

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,079,119 shares of common stock, $0.001 par value, as of May 12, 2003.

FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements in this report contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Our Operating Results” and elsewhere in this quarterly report. We do not assume any obligations to update any of the forward-looking statements we make.

*****

ParthusCeva was formed through the combination of Parthus Technologies plc (‘Parthus’) and ParthusCeva (formerly known as Ceva, Inc.) on November 1, 2002. Unless otherwise indicated, the financial information in this quarterly report includes the results of the business of Parthus only for the periods following the combination on November 1, 2002.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2003	December 31, 2002[1]
ASSETS
Current assets:
Cash and cash equivalents	$68,519	$73,810
Trade receivables, net	9,281	6,471
Other accounts receivable and prepaid expenses	1,513	1,748
Inventories, net	296	168

Total current assets	79,609	82,197

Long-term investments:
Severance pay fund	1,311	1,152
Investment in other company	1,350	1,350

	2,661	2,502

Property and equipment, net	8,264	6,593
Goodwill	38,398	38,398
Other intangible assets, net	5,208	5,492

Total assets	$134,140	$135,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$5,334	$2,491
Accrued expenses and other payables	16,309	18,982
Taxes payable	1,233	1,291
Deferred revenues	1,108	1,115

Total current liabilities	23,984	23,879

Accrued severance pay	1,321	1,231

Stockholders’ equity:
Common Stock:
$ 0.001 par value: 100,000,000 shares authorized at December 31, 2002, and March 31, 2003; 18,053,507 and 18,079,119 shares issued and outstanding at December 31, 2002 and March 31, 2003	18	18
Additional paid in capital	134,132	134,051
Accumulated deficit	(25,315)	(23,997)

Total stockholders’ equity	108,835	110,072

Total liabilities and stockholders’ equity	$134,140	$135,182

The accompanying notes are an integral part of the interim consolidated financial statements.

[1]	The December 31, 2002 balance sheet information has been derived from the December 31, 2002 audited consolidated financial statements of the Company.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2003	2002
Revenues:
Licensing and royalties	$6,981	$3,213
Other revenue	1,862	883

Total revenues	8,843	4,096

Cost of revenues	1,638	311

Gross profit	7,205	3,785

Operating expenses:
Research and development, net	4,049	1,650
Sales and marketing	1,373	703
General and administrative	1,478	693
Amortization of intangible assets	284	—
Reorganization and severance charge	1,380	—

Total operating expenses	8,564	3,046

Operating income (loss)	(1,359)	739
Financial income, net	240	18
Currency translation differences	(199)	—

Income (loss) before taxes on income	(1,318)	757
Taxes on income	—	242

Net income (loss)	(1,318)	515

Basic and diluted net earnings (loss) per share	$(0.073)	$0.057
Weighted average number of Common Stock used in computation of basic and diluted net earnings (loss) per share	18,070	9,041

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

AN RELATED COMPANY INVESTMENT

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2003 (Note 1c)	18,053,507	$18		$134,051	$(23,997)	$110,072
Net loss	—	—		—	(1,318)	(1,318)
Issuance of Common Stock upon exercise of stock options	7,388	—	(*)	16	—	16
Issuance of Common Stock upon purchase of ESPP shares	18,224	—	(*)	65	—	65

Balance as of March 31, 2003	18,079,119	$18		$134,132	$(25,315)	$108,835

(*)	Amount less than $1.

	Common stock		Related Company investment	Retained earnings	Total stockholders’ equity and Related Company investment
	Shares	Amount
Balance as of January 1, 2002 (Note 1c)	20,000,000	$20	$4,325	$—	$4,345
Net income	—	—	—	515	515
Capital return to Related Company	—	—	—	(515)	(515)
Contribution from Related Company	—	—	3,508	—	3,508

Balance as of March 31, 2002	20,000,000	$20	$7,833	$—	$7,853

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	(1,318)	515
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	896	189
Amortization of intangible assets	284	—
Loss on disposal of property and equipment	4	—
Currency translation differences	100	—
Decrease (increase) in trade receivables	(2,795)	36
Decrease (increase) in other accounts receivable and prepaid expenses	253	(91)
Increase in inventories	(128)	(59)
Increase in trade payables	219	434
Increase (decrease) in deferred revenues	(7)	93
Increase (decrease) in accrued expenses and other payables	(2,741)	69
Decrease in taxes payable	(60)	(3,254)
Decrease in accrued severance pay, net	(69)	(869)

Net cash (used in) operating activities	(5,362)	(2,937)

Cash flows from investing activities:
Purchase of property and equipment	(86)	(56)
Proceeds from sale of property and equipment	38	—

Net cash used in investing activities	(48)	(56)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	16
Proceeds from issuance of Common Stock upon purchase of ESPP shares	65
Contribution from Related Company	—	2,993

Net cash provided by financing activities	81	2,993
Effect of exchange rate movements on cash	38	—

Changes in cash and cash equivalents	(5,291)	—
Cash and cash equivalents at the beginning of the period	73,810	—

Cash and cash equivalents at the end of the year period	$68,519	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1:- GENERAL

Background:

ParthusCeva, Inc. (formerly Ceva, Inc) (the “Company”) was a wholly-owned subsidiary of DSPG, Inc. (“DSPG”) until November 1, 2002. On November 1, 2002, DSPG, the Company and Parthus Technologies plc (“Parthus”) finalized the terms of the combination agreement dated April 4, 2002 (the “Combination Agreement”) pursuant to which the Company and Parthus agreed to effect a combination of their businesses. DSPG contributed the DSP cores licensing business and operations and the related assets and liabilities of such business and operations to the Company (the “Separation”); DSPG then spun-off the Company by distributing 9,040,851 shares of Common Stock of the Company to the existing stockholders of DSPG on a one-for-three basis (one share of the Company Common Stock for every three shares of DSPG Common Stock held); Parthus was acquired by the Company from the existing shareholders of Parthus in exchange for the issuance of 8,998,887 new shares of Common Stock of the Company (the “Combination”). The combined company was renamed ParthusCeva, Inc. (“ParthusCeva”).

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

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

For periods prior to November 1, 2002, the Company’s financial statements present the financial position, results of operations and cash flows of the licensing business and operations of DSPG, which have been carved out from the financial statements of DSPG using the historical results of operations and historical bases of the assets and liabilities of the DSPG business that it comprises. The consolidated financial statements reflect the assets, liabilities, results of operations, changes in stockholders’ equity and related company investment, and cash flows (the “Company’s Business”) as if the Company and its subsidiaries had been a separate entity for the periods presented.

Changes in related company investment represent the DSPG contribution of its net investment after giving effect to the net income of the Company plus net cash transfers to or from DSPG. Based on the Separation Agreement, DSPG and the Company jointly agreed the balance on the net investment account as of November 1, 2002 was $796.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company’s consolidated financial statements for the period prior to 1 November 2002 include:

(1)	Allocations of certain DSPG corporate headquarters assets, liabilities and expenses relating to the Company’s Business.

(2)	Services from certain employees of DSPG in Japan and France who performed marketing and technical support activities and whose costs were allocated to the Company.

(3)	Costs directly attributable to the Company’s Business including charges for shared facilities, functions and services used by the Company’s Business. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to the Company’s Business. Such costs include research and development costs, sales and marketing and general and administrative expenses. Such allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

(4)	Payroll and related expenses, such as vacation, bonuses and compensation expenses, relating to the Company’s sales and marketing and research and development activities were attributed on a specific identification basis. Depreciation expenses were attributed based on the specific fixed assets attributed to the Company. General and administrative expenses, including corporate and officers’ salaries and related expenses, were attributed to the Company based on a weighted ratio composed of the percentage of time that administration employees spent on the Company’s Business. Rent, maintenance and other administrative expenses were attributed based on relevant ratios, such as square footage and headcount. Other general and administrative expenses, such as legal and accounting fees, were attributed based on the estimations of DSPG’s management and the Company’s management.

(5)	Interest income shown in the consolidated financial statements prior to the Combination reflects the interest income associated with the aggregate related company investment amount and the Company’s operating income for the period based on a weighted average interest rate for the period.

(6)	All of the Company’s net income recorded during the period presented prior to Combination was returned to DSPG as part of DSPG’s company investment account.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Management believes that the foregoing allocations were made on a reasonable basis and would not have been materially different if the Company had operated as a stand-alone entity for all periods presented; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2002, contained in the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 (File No. 000-49842), have been applied consistently in these financial statements.

NOTE 3:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on a basis of one industry segment, licensing to semiconductor companies and electronic equipment manufacturers complete, integrated intellectual property solutions that enable a wide variety of electronic devices (see Note 1. for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The following is a summary of operations within geographic areas:

	Three months ended March 31,
	2003	2002
Revenues based on customer location:
United States	$5,574	$1,312
Europe, Middle east and Africa	2,072	2,170
Asia	1,197	614

	$8,843	$4,096

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 3:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA (cont.)

Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended March 31,
	2003	2002
Customer A	22.6%	—
Customer B	10.4%	—
Customer C	—	29.3%
Customer D	—	14.4%
Customer E	—	12.7%
Customer F	—	10.4%
Customer G	—	10.0%

NOTE 4:- NET INCOME (LOSS) PER COMMON STOCK

Basic net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Standard No. 128, “Earnings Per Share”. All outstanding stock options were granted in 2002 and have been excluded from the calculation of the diluted net loss per common share because the effect of all such securities was anti-dilutive.

	Three months ended March 31,
	2003	2002
Net income (loss)	$(1,318)	$515

Basic and diluted net income (loss) per share	$(0.073)	$0.057

Weighted average number of shares of Common Stock used in computation of basic and diluted net income (loss) per share	18,070	9,041

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 5:- STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and directors and provide employees the right to purchase our stock pursuant to approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25,Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2003 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. There were no options outstanding in the three months ended March 31, 2002.

Under SFAS No. 123, as amended by SFAS No. 148: pro forma information regarding net income (loss) and net earnings (loss) per share is required, and has been determined as if ParthusCeva had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option-pricing model with the following weighted-average assumptions:

	Three Months ended March 31,
	2003	2002
Dividend yield	0%	—
Expected volatility	80%	—
Risk-free interest	2%	—
Expected life	4 Years	—

Weighted average fair value of the options granted to the employees of the Company whose exercise price is equal to market price of the shares of the Company at the date of grant are as follows:

	Weighted average fair value of options grants at an exercise price
	2003	2002
Equal to fair value at date of grants	$ —	$ —

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(U.S. dollars in thousands)

NOTE 5:- STOCK BASED COMPENSATION PLANS (con’t)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three Months ended March 31,
	2003	2002
Net income (loss) as reported	$(1,318)	$515

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,131)	—

Pro forma net income (loss)	$(2,449)	$515

Loss per share:
Basic & diluted as reported	$(0.073)

Basic & diluted pro forma	$(0.135)

There are no pro forma numbers for the first quarter of 2002 as ParthusCeva’s common stock has only been publicly trading since November 1, 2002. Refer to note 2 for further details.

NOTE 6:- REORGANIZATION AND SEVERANCE CHARGE

In the first quarter, the Company recorded a reorganization and severance charge of $1,380. This charge arose following the strategic initiative to strengthen the headquarters function in the U.S., including the planned hiring of a new chief executive officer and new chief financial officer to be based at our headquarters in San Jose, California, which involved the resignations of our Dublin, Ireland based chief executive officer and chief financial officer.

The major components of the fourth quarter 2002 restructuring charge and the first quarter 2003 reorganization charge are as follows:

	Balance at December 31, 2002	Charge	Cash	Balance at March 31, 2003
Reorganization payments	$125	$1,230	$116	$1,239
Onerous leases	2,898	—	732	2,166
Professional fees	231	150	6	375

	$3,254	$1,380	$854	$3,780

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Factors That Could Affect Our Operating Results”, as well as those otherwise discussed in this section and elsewhere in this quarterly report. See “Forward-Looking Statements”.

INTRODUCTION

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva (formerly known as Ceva, Inc.), a wholly owned subsidiary of DSP Group, Inc., on November 1, 2002. The transaction is described in detail in the Report on Form 8-K of ParthusCeva dated November 1, 2002, as amended. With respect to periods prior to November 1, 2002, the discussion below assumes that the separation of the DSP cores licensing business from DSP Group had been in effect throughout the relevant periods. Our financial statements show the DSP cores licensing business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business. This information may not reflect what our financial position or results of operations actually would have been had we operated as a separate, stand-alone entity for the periods presented, and may not be indicative of our future financial position or results of operations. We have not made adjustments to our historical financial information for periods prior to November 1, 2002 to reflect the significant changes in our cost structure, funding and operations that have resulted from the separation of the DSP cores licensing business from DSP Group and our combination with Parthus. This discussion includes the results of the business of Parthus for the periods following the combination on November 1, 2002 only.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues increased 115.9% to $8.8 million for the three-month period ended March 31, 2003 from $4.1 million for the comparable period in 2002. Licensing and royalty revenue increased by $3.8 million and Other revenues increased by $979,000 principally reflecting additional revenues from licensing and royalties on platform-level IP solutions, IP Creation and Hard IPas a result of the combination with Parthus on November 1, 2002.

Licensing and royalty revenues accounted for 78.9% of our total revenues for the three-month period ended March 31, 2003, compared with 78.4% of total revenues for the comparable period in 2002. Other revenues accounted for 21.1% of total revenues for the three-month period ended March 31, 2003, compared with 21.6% of total revenues for the comparable period in 2002. Revenues from two customers accounted for 22.6% and 10.4% of total revenues for the three-month period ended March 31, 2003. Revenues from five customers accounted for 29.3%, 14.4%, 12.7%, 10.4% and 10.0% of total revenues for the comparable period in 2002.

Licensing and Royalty Revenues

Licensing and royalty revenues increased 117.3% to $7.0 million for the three-month period ended March 31, 2003 from $3.2 million for the comparable period in 2002.

Licensing revenues increased 183.2% to $6.4 million for the three-month period ended March 31, 2003 from $2.3 million for the comparable period in 2002. The increase reflects the additional revenue generated following the combination with Parthus.

Unit and prepaid royalty revenues decreased 37.1% to $605,000 for the three-month period ended March 31, 2003, from $962,000 for the comparable period in 2002. The decrease in such revenues was primarily due to lower per-unit royalties from some license agreements due to volume pricing. We had 18 royalty-paying licensees for the three-month period ended March 31, 2003 and 11 for the comparable period in 2002. Royalty-generating licensees reported sales of 8.0 million chips incorporating our technology for the three-month period ended March 31, 2003, compared with 28.9 million chips for the comparable period in 2002. The primary reason for the reduction in volume shipped is the wind-down of 2G shipments of a key customer that is currently transitioning to 2.5G products.

Other Revenues

Other revenues increased 110.9 % to $1.9 million for the three-month period ended March 31, 2003 from $0.9 million for the comparable period in 2002. The increase was primarily due to revenues generated in IP Creation and Hard IP of $1.1 million following the combination with Parthus, offset by a small decrease in technical support revenues of $71,000.

Geographic Revenue Analysis

For the three-month period ended March 31, 2003, revenues in the United States represented 63.0% of total revenues, while Europe, Middle East and Africa represented 23.4% and Asia represented 13.6%. For the comparable period in 2002, revenues in the United States represented 32.0% of total revenues, while Europe, Middle East and Africa represented 53.0% and Asia represented 15.0%.

Cost of Revenues

Cost of revenues was $1.6 million for the three-month period ended March 31, 2003, compared with $0.3 million for the comparable period in 2002. Cost of revenues accounted for 18.5% of total revenues for the three-month period ended March 31, 2003, compared with 7.6% for the comparable period in 2002. Gross profit decreased to 81.5% for the three-month period ended March 31, 2003 from 92.4% for the comparable period in 2002. The increase in total cost of revenues and decrease in gross profit were due primarily to the change in revenue mix in 2003. In 2003 a lower amount of revenues were derived from higher gross margin royalty revenues and additional lower margin revenues were generated from IP Creation and Hard IP following the combination with Parthus.

Research and Development Expenses, Net

Research and development expenses, net of related government research grants, increased by 145.4% to $4.1 million, or 45.8% of total revenues, for the three months ended March 31, 2003, from $1.7 million, or 40.3% of total revenues, for the comparable period in 2002. This increase reflects primarily higher labor and associated costs resulting from increased headcount and increased investment in design tools and sub-contract design following the combination with Parthus. The number of research and development personnel was 182 at March 31, 2003 compared with 45 at March 31, 2002.

Sales and Marketing Expenses

Sales and marketing expenses increased by 95.3% to $1.4 million for the three-month period ended March 31, 2003 from $0.7 million for the comparable period in 2002. The increase in absolute terms reflects the additional sales and marketing personnel following the combination with Parthus required to support our sales and marketing efforts in 2003. Sales and marketing expenses as a percentage of total revenues were 15.5% for the three-month period ended March 31, 2003, compared with 17.2% for the comparable period in 2002. The percentage decrease reflects higher revenues for the three-month period ended March 31, 2003 compared with the comparable period in 2002. The total number of sales and marketing personnel was 25 at March 31, 2003, compared with 5 at March 31, 2002.

General and Administrative Expenses

General and administrative expenses increased by 113.3% to $1.5 million for the three-month period ended March 31, 2003, compared with $0.7 million for the comparable period in 2002. General and administrative expenses as a percentage of total revenues were 16.7% for the three-month period ended March 31, 2003, compared with 16.9% for the comparable period in

2002. The increase in absolute terms reflects the investment in a management and administrative structure to support our business going forward and increased facility costs following our combination with Parthus. The total number of general and administrative personnel was 30 for at March 31, 2003, compared with 7 at March 31, 2002.

Amortization of Intangibles

We recorded an expense of $284,000 for the three-month period ended March 31, 2003 in connection with the amortization of intangible assets acquired in the combination with Parthus.

Reorganization and Severance Charge

We incurred a reorganization and severance charge of $1.4 million as a result of the decision to strengthen our headquarters function in the U.S., including the planned hiring of a new chief executive officer and new chief financial officer to be based at our headquarters in San Jose, California, which involved the resignations of our Dublin, Ireland based chief executive officer and chief financial officer.

Financial income, net

Financial income, net, was $240,000 for the three-month period ended March 31, 2003, compared with $18,000 for the comparable period in 2002, reflecting the higher cash balances on hand following the combination with Parthus.

Operating Expenses

Total operating expenses for the three-month period ended March 31, 2003 were $8.6 million compared with $3.0 million for the comparable period in 2002. This increase reflects the combination with Parthus, as well as our continued investment, internally and by acquisition, in developing and licensing a strong portfolio of technology platforms. The investment has resulted in higher numbers of engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investments following the combination with Parthus. In addition, as discussed above, we incurred a reorganization and severance charge of $1.4 million in the quarter.

Currency Translation Differences

We incurred foreign exchange losses of approximately $199,000 for the three-month period ended March 31, 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar.

Provision for Income Taxes

There is no provision for income taxes for the three-month period ended March 31, 2003 as a result of losses incurred in the period. This compares with $242,000 for the comparable period in 2002, which was provided for domestic and foreign tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had approximately $68.5 million in cash and cash equivalents.

Net cash used in operating activities for the three-month period ended March 31, 2003 was $5.4 million, compared with $2.9 million of net cash used in operating activities for the comparable period in 2002. The net cash outflow from operating activities for the three-month period ended March 31, 2003 included the settlement of merger-related costs of approximately $3 million following the combination with Parthus and cash outflow in connection with restructuring costs incurred in November 2002 amounting to approximately $500,000. Cash used in operating activities for the comparable period in 2002 resulted from movements in taxes payable, trade payables and accruals. Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments.

Cash outflows from capital equipment purchases amounted to approximately $86,000 for the three-month period ended March 31, 2003, compared with $56,000 for the comparable period in 2002. In addition we had proceeds from the sale of capital equipment of $38,000 for the three-month period ended March 31, 2003.

Net cash provided by financing activities of $81,000 reflects proceeds from the issuance of shares upon exercise of stock options and purchase of ESPP shares during the three-month period ended March 31, 2003. This compares with a capital contribution of approximately $3 million by DSP Group for the comparable period in 2002.

We believe that our current cash on hand will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

The table below presents the principal categories of our contractual obligations as of March 31, 2003:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Capital Lease Obligations	29,130	2,042	3,015	2,820	21,253
Operating Lease Obligations	2,576	2,350	226	—	—
Purchase Obligations	3,298	2,648	650	—	—

Total	35,004	7,040	3,891	2,820	21,253

Capital lease obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Our operating lease obligations relate to license agreements entered into for design tools of $2,201,000 and obligations under motor vehicle leases of $375,000.

Purchase obligations consist of capital commitments of $2,811,000, principally for design tools, and operating purchase order commitments of $487,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under current circumstances. Actual results may differ from these estimates if these assumptions prove to be incorrect or if conditions develop other than as assumed for purposes of such estimates. Our significant accounting policies and the basis of preparation of our unaudited financial statements are detailed in note 2 to our financial statements, which appear elsewhere in this quarterly report. The following is a brief discussion of those of our critical accounting policies that require significant estimates and judgments by management:

Revenue Recognition

Significant management judgments and estimates must be used and made in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions.

In recognizing revenue, we apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No.98-4 and 98-9. A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized based on the percentage to completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the IP, license revenue is not recognized until acceptance. Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

We believe that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract.

If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future results may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Acquired Intangibles

Intangible assets arising on acquisition are capitalized and amortized to the income statement over the period during which benefits are expected to accrue, currently estimated at five years. Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Factors we consider important, which could trigger impairment include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

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

Goodwill

Goodwill associated with the excess purchase price over the fair value of assets acquired is currently reviewed for impairment annually or sooner if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Factors considered important, which could trigger an interim impairment review, include the following:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner or our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

Such impairment loss is measured by comparing the recoverable amount of goodwill with its carrying value. The determination of the value of goodwill requires management to make assumptions regarding estimated future cash flows and other factors to determine its fair value. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of goodwill in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The company adopted SFAS No. 146 during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also expands the disclosure requirements in the financial statements of the guarantor with respect to its obligations under certain guarantees that it has issued. The Company is required to adopt the initial recognition and initial measurement accounting provisions of this interpretation on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company does not anticipate that the adoption will have a material effect on the Company’s financial position, results of operations or cash flows The adoption of FIN 45 did not have any impact on the financial position, results of operations, cash flows of and disclosures by the Company.

In January 2003, the FASB issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 31, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the financial position, results of operations or cash flows of the Company.

FACTORS THAT COULD AFFECT OUR OPERATING RESULTS

We caution you that the following important factors, among others, could cause our actual future results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RISKS RELATING TO OUR MARKETS AND OPERATIONS

The industries in which we license our technology are experiencing a challenging period of slow growth that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. If the market does not recover during 2003, our business could be further materially and adversely affected.

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

We have undertaken an effort to strengthen our headquarters functions in the U.S. and intend to hire a new CEO and CFO; this process may not be completed successfully and could be disruptive to our operations.

In the first quarter of 2002 we incurred a reorganization and severance charge of $1.4 million as a result of the decision to strengthen the headquarters function in the US. Although we believe that our announced goal to establish a U.S.-based management team will strengthen our sales and investor presence in the U.S., where most of our customers and stockholders are located, and will further advance the integration process arising from our combination with Parthus, we can provide no assurance that the anticipated benefits of this move will arise. Moreover, the transition to new management, including a new CEO and CFO, as well as a new independent chairman of the board of directors, may create operational difficulties that could hinder our ability to exploit our market opportunities. To the extent that this transition takes longer than planned, it could also delay our ability to implement our overall business strategy on a timely basis.

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

Our corporate restructuring following the consummation of the combination resulted in a restructuring charge during the fourth quarter of 2002 of approximately $6.4 million. We expect that this restructuring will result in a short-term reduction in revenues. Our operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. Unfavorable general economic conditions have harmed our business and the business of Parthus in the past and may harm our combined business in the future.

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

We depend on market acceptance of third-party semiconductor intellectual property (SIP).

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

Our success depends to a significant extent upon our key employees and senior management; the loss of the service of these employees could materially harm us. Competition for skilled employees in our field is intense. We cannot assure you that we will be successful in attracting and retaining the required personnel.

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

Some of our directors and executive officers, including Eliyahu Ayalon, who serves as the Chairman of our board of directors and of the board of directors of DSP Group; Gideon Wertheizer, our Executive Vice President—Business Development and Chief Technology Officer; Issachar Ohana, our Vice President Sales and General Manager of the DSP Intellectual Property Licensing Division; and Bat-Sheva Ovadia, our Chief Scientist—DSP Technologies, hold a significant number of shares of DSP Group’s common stock and options to purchase shares of DSP Group’s common stock. Ownership of DSP Group’s common stock by certain of our directors and executive officers could create, or appear to create, conflicts of interest when they are faced with decisions that could have different implications for DSP Group and us.

RISKS RELATING TO OUR

COMBINATION WITH PARTHUS

A number of factors could impair our ability to successfully complete the long-term integration of the combined businesses, and thereby harm our business, financial condition and operating results.

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

Our tradenames or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in these markets. In the United States, the trademark SmartCore has been registered by an unrelated company. Although we have successfully co-existed with this other trademark holder,we cannot assure you that this state of affairs will continue. If we were forced to change any of our brand names, we could lose a significant amount of our brand equity.

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

We have significant operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Irish and Israeli operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Israeli NIS and the British pound. Increases in the volatility of the exchange rates of the euro, NIS and pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We incurred foreign exchange losses of approximately $199,000 for the three-month period ended March 31, 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

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

All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2003.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

99.1	Certification of Brian Long pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Elaine Coughlan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003	PARTHUSCEVA, INC.

	By:	/s/ ELAINE COUGHLAN
Elaine Coughlan
Chief Financial Officer
(principal financial officer)

CERTIFICATIONS

I, Brian Long, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ BRIAN LONG
Brian Long
Chief Executive Officer
(principal executive officer)

CERTIFICATIONS

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ ELAINE COUGHLAN
Elaine Coughlan
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Brian Long pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Elaine Coughlan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.