Form 10-Q
period 2003-06-30
PARTHUSCEVA INC
filed 2003-08-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003

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

(408) 514-2900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,161,023 shares of common stock, $0.001 par value, as of August 5, 2003.

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

*****

ParthusCeva was formed through the combination of Parthus Technologies plc (“Parthus”) and ParthusCeva (formerly known as Ceva, Inc.) on November 1, 2002. Unless otherwise indicated, the financial information in this quarterly report includes the results of the business of Parthus only for the periods following the combination on November 1, 2002.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	March 31,	December 31,
	2003	2003	2002[1]
ASSETS
Current assets:
Cash and cash equivalents	$65,294	$68,519	$73,810
Trade receivables, net	9,374	9,281	6,471
Other accounts receivable and prepaid expenses	1,814	1,513	1,748
Inventories, net	236	296	168

Total current assets	76,718	79,609	82,197

Long-term investments:
Severance pay fund	1,471	1,311	1,152
Investment in other company	1,350	1,350	1,350

	2,821	2,661	2,502

Property and equipment, net	7,153	8,264	6,593
Goodwill	38,398	38,398	38,398
Other intangible assets, net	4,924	5,208	5,492

Total assets	$130,014	$134,140	$135,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,138	$5,334	$2,491
Accrued expenses and other payables	12,714	16,309	18,982
Taxes payable	1,093	1,233	1,291
Deferred revenues	1,719	1,108	1,115

Total current liabilities	19,664	23,984	23,879

Accrued severance pay	1,480	1,321	1,231

Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,080,476, 18,079,119 and 18,053,507 shares issued and outstanding at June 30, 2003, March 31, 2003 and December 31, 2002, respectively	18	18	18
Additional paid in capital	134,135	134,132	134,051
Accumulated deficit	(25,283)	(25,315)	(23,997)

Total stockholders’ equity	108,870	108,835	110,072

Total liabilities and stockholders’ equity	$130,014	$134,140	$135,182

The accompanying notes are an integral part of the interim consolidated financial statements.

[1]	The December 31, 2002 balance sheet information has been derived from the December 31, 2002 audited consolidated financial statements of the Company.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended
			June 30,		March 31,
	2003	2002	2003	2002	2003
Revenues:
Licensing and royalties	$14,151	$6,995	$7,170	$3,782	$6,981
Other revenue	3,779	1,687	1,917	804	1,862

Total revenues	17,930	8,682	9,087	4,586	8,843

Cost of revenues	3,239	616	1,601	305	1,638

Gross profit	14,691	8,066	7,486	4,281	7,205

Operating expenses:
Research and development, net	8,101	3,216	4,052	1,566	4,049
Sales and marketing	2,822	1,493	1,449	790	1,373
General and administrative	2,963	1,355	1,485	662	1,478
Amortization of intangible assets	568	—	284	—	284
Reorganization and severance charge	1,380	—	—	—	1,380

Total operating expenses	15,834	6,064	7,270	3,018	8,564

Operating income (loss)	(1,143)	2,002	216	1,263	(1,359)
Financial income, net	445	50	205	32	240
Currency translation differences	(588)	—	(389)	—	(199)

Income (loss) before taxes on income	(1,286)	2,052	32	1,295	(1,318)
Taxes on income	—	542	—	300	—

Net income (loss)	(1,286)	1,510	32	995	(1,318)

Basic and diluted net income (loss) per share	$(0.071)	$0.167	$0.002	$0.110	$(0.073)

Weighted average number of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,075	9,041	18,079	9,041	18,070
Diluted	18,075	9,041	18,149	9,041	18,070

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY AND

RELATED COMPANY INVESTMENT

U.S. dollars in thousands (except share data)

Six months ended June 30, 2003	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072

Net loss	—	—		—	(1,286)	(1,286)
Issuance of Common Stock upon exercise of stock options	8,745	—	(*)	19	—	19
Issuance of Common Stock upon purchase of ESPP shares	18,224	—	(*)	65	—	65

Balance as of June 30, 2003	18,080,476	$18		$134,135	$(25,283)	$108,870

(*)	Amount less than $1.

Six months ended June 30, 2002	Common stock		Related Company investment	Retained earnings	Total stockholders’ equity and Related Company investment
	Shares	Amount
Balance as of January 1, 2002	20,000,000	$20	$4,325	$—	$4,345

Net income	—	—	—	1,510	1,510
Capital return to Related Company	—	—	—	(1,510)	(1,510)
Contribution from Related Company	—	—	4,393	—	4,393

Balance as of June 30, 2002	20,000,000	$20	$8,718	$—	$8,738

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	(1,286)	1,510
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,808	453
Amortization of intangible assets	568	—
Loss on disposal of property and equipment	4	—
Currency translation differences	211	—
Increase in trade receivables	(2,888)	(568)
Decrease (increase) in other accounts receivable and prepaid expenses	42	(1,273)
Increase in inventories	(70)	(75)
Increase (decrease) in trade payables	(458)	875
Increase in deferred revenues	604	62
Decrease in accrued expenses and other payables	(6,328)	(367)
Decrease in taxes payable	(168)	(2,713)
Decrease in accrued severance pay, net	(70)	(16)

Net cash used in operating activities	(8,031)	(2,112)

Cash flows from investing activities:
Purchase of property and equipment	(681)	(771)
Proceeds from sale of property and equipment	38	—

Net cash used in investing activities	(643)	(771)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	19	—
Proceeds from issuance of Common Stock upon purchase of ESPP shares	65	—
Contribution from Related Company	—	2,883

Net cash provided by financing activities	84	2,883
Effect of exchange rate movements on cash	74	—

Changes in cash and cash equivalents	(8,516)	—
Cash and cash equivalents at the beginning of the period	73,810	—

Cash and cash equivalents at the end of the year period	$65,294	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:- GENERAL

ParthusCeva, Inc. (formerly Ceva, Inc) (the “Company”) was a wholly-owned subsidiary of DSP Group, Inc. (“DSPG”) until November 1, 2002. On November 1, 2002, DSPG, the Company and Parthus Technologies plc (“Parthus”) finalized the terms of the combination agreement dated April 4, 2002 (the “Combination Agreement”) pursuant to which the Company and Parthus agreed to effect a combination of their businesses. DSPG contributed the DSP cores licensing business and operations and the related assets and liabilities of such business and operations to the Company (the “Separation”); DSPG then spun-off the Company by distributing 9,040,851 shares of Common Stock of the Company to the existing stockholders of DSPG on a one-for-three basis (one share of the Company Common Stock for every three shares of DSPG Common Stock held); and Parthus was acquired by the Company from the existing shareholders of Parthus in exchange for the issuance of 8,998,887 new shares of Common Stock of the Company (the “Combination”). The combined company was renamed ParthusCeva, Inc. (“ParthusCeva”).

The Company was incorporated in Delaware on November 22, 1999. The Company had no business or operations prior to the transfer of the DSP cores licensing business and operations from DSPG.

These financial statements give effect to the transfer by DSPG of the DSP cores licensing business and operations and the related assets and liabilities of such business to the Company for all periods presented and include the results of Parthus subsequent to the Combination on November 1, 2002.

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

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and an accrual for restructuring, reorganization and severance charges) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

For periods prior to November 1, 2002, the Company’s financial statements present the financial position, results of operations and cash flows of the licensing business and operations of DSPG, which have been carved out from the financial statements of DSPG using the historical results of operations and historical bases of the assets and liabilities of the DSPG business that it comprises (the “Company’s Business”). The consolidated financial statements reflect the assets, liabilities, results of operations, changes in stockholders’ equity and related company investment, and cash flows as if the Company’s Business had operated as a separate entity for the periods presented.

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

The Company’s consolidated financial statements for the period prior to November 2002 include:

(1)	Allocations of certain DSPG corporate headquarters assets, liabilities and expenses relating to the Company’s Business.

(2)	Services from certain employees of DSPG in Japan and France who performed marketing and technical support activities and whose costs were allocated to the Company.

(3)	Costs directly attributable to the Company’s Business including charges for shared facilities, functions and services used by the Company’s Business. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to the Company’s Business. Such costs include research and development, sales and

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

marketing and general and administrative expenses. Such allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

(4)	Payroll and related expenses, such as vacation, bonuses and compensation expenses, relating to the Company’s sales and marketing and research and development activities were attributed on a specific identification basis. Depreciation expenses were attributed based on the specific fixed assets attributed to the Company. General and administrative expenses, including corporate and officers’ salaries and related expenses, were attributed to the Company based on a weighted ratio composed of the percentage of time that administrative employees spent on the Company’s Business. Rent, maintenance and other administrative expenses were attributed based on relevant ratios, such as square footage and headcount. Other general and administrative expenses, such as legal and accounting fees, were attributed based on the estimations of DSPG’s management and the Company’s management.

(5)	Interest income shown in the consolidated financial statements prior to the Combination reflects the interest income associated with the aggregate related company investment amount and the Company’s operating income for the period based on a weighted average interest rate for the period.

(6)	All of the Company’s net income recorded during the period presented prior to Combination was returned to DSPG as part of DSPG’s company investment account.

Management believes that the foregoing allocations were made on a reasonable basis and would not have been materially different if the Company had operated as a stand-alone entity for all periods presented; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2002, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 (File No. 000-49842), have been applied consistently in these financial statements.

NOTE 3:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment, licensing to semiconductor companies and electronic original equipment manufacturers (OEMs) complete, integrated intellectual property solutions that enable a wide variety of electronic devices (see Note 1 for a brief description of the Company’s business).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 3:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA—(Continued)

The following is a summary of operations within geographic areas:

	Six months ended June 30,		Three months ended June 30,		Three months ended March 31,
	2003	2002	2003	2002	2003
Revenues based on customer location:
United States	$9,759	$2,943	$4,185	$1,632	$5,574
Europe, Middle East and Africa	5,110	4,264	3,038	2,094	2,072
Asia	3,061	1,475	1,864	860	1,197

	$17,930	$8,682	$9,087	$4,586	$8,843

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,		Three months ended March 31,
	2003	2002	2003	2003	2003
Customer A	12.2%	—	14.0%	—	10.4%
Customer B	11.9%	—	—	—	22.6%
Customer C	11.8%	—	14.7%	—	—
Customer D	—	19.7%	—	35.4%	—
Customer E	—	13.8%	—	—	—
Customer F	—	11.5%	—	21.8%	—
Customer G	—	11.3%	—	10.0%	—

NOTE 4:- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Standard No. 128, “Earnings Per Share”. The potential common shares that were antidilutive at June 30, 2003 and March 31, 2003 were 4.3 million shares and 3.3 million shares, respectively. There were no potential common shares that were antidilutive for the comparable periods in 2002.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4:- NET INCOME (LOSS) PER SHARE OF COMMON STOCK—(Continued)

	Six months ended June 30,		Three months ended June 30,		Three months ended March 31,
	2003	2002	2003	2002	2003
Net income (loss)	$(1,286)	$1,510	$32	$995	$(1,318)

Basic and diluted net income (loss) per share	$(0.071)	$0.167	$0.002	$0.110	$(0.073)

Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,075	9,041	18,079	9,041	18,070
Diluted	18,075	9,041	18,149	9,041	18,070

NOTE 5:- STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and directors and provide employees the right to purchase our stock pursuant to approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income for the three- and six-month periods ended June 30, 2003 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. There were no options outstanding in the three or six months ended June 30, 2002. No options were granted in the quarter ended March 31, 2003. Options to purchase 1.4 million shares at exercise prices ranging from $3.36 to $7.45 per share were granted in the quarter ended June 30, 2003.

As required by SFAS No. 123, as amended by SFAS No. 148, pro forma information regarding net income (loss) and net income (loss) per share is provided below, and has been determined as if ParthusCeva had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six months ended June 30,
	2003	2002
Dividend yield	0%	—
Expected volatility	80%	—
Risk-free interest rate	2%	—
Expected life	4 Years	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5:- STOCK BASED COMPENSATION PLANS—(Continued)

The weighted average fair value of the options granted to the employees of the Company during the three and six months ended June 30, 2003 was $3.63 per share. The exercise prices of such options were equal to the market price of the Company’s common stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$32	$515	$(1,286)	$1,510

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,212)	$—	$(6,713)	$—

Pro forma net income (loss)	$(3,180)	$515	$(7,999)	$1,510

Loss per share:
Basic & diluted as reported	$(0.02)	$—	$(0.07)	$—

Basic & diluted pro forma	$(0.18)	$—	$(0.44)	$—

The pro forma stock compensation expense presented above for the periods ended June 30, 2003 and March 31, 2003, as well as for the periods ended December 31, 2002 contained in the Company’s audited financial statements, has been calculated using the accrual method. The Company previously disclosed pro forma stock compensation expense for the quarter ended March 31, 2003 using the straight-line method. For consistency of presentation, this amount has been presented above using the accrual method, which has resulted in an increase in such amount of $2.4 million for the quarter ended March 31, 2003.

There are no pro forma numbers for the first six months of 2002 as ParthusCeva’s common stock has only been publicly trading since November 1, 2002. Refer to Note 2 for further details.

NOTE 6:- REORGANIZATION AND SEVERANCE CHARGE

In the first quarter of 2003, the Company recorded a reorganization and severance charge of $1,380. This charge arose in connection with the implementation of the Company’s strategic initiative to strengthen its headquarters function in the U.S., including the hiring of a new chief executive officer and the planned hiring of a new chief financial officer, and the related resignations of the Company’s Ireland-based chief executive officer and chief financial officer.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6:- REORGANIZATION AND SEVERANCE CHARGE—(Continued)

The major components of the fourth quarter 2002 restructuring charge and the first quarter 2003 reorganization charge are as follows:

	Balance at December 31, 2002	Charge	Cash	Balance at June 30, 2003

Reorganization payments	$125	$1,230	$1,355	$—
Onerous leases	2,898	—	$746	2,152
Professional fees	231	150	$231	150

	$3,254	$1,380	$2,332	$2,302

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

INTRODUCTION

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva (formerly known as Ceva, Inc.), formerly a wholly owned subsidiary of DSP Group, Inc., on November 1, 2002. With respect to periods prior to November 1, 2002, the discussion below assumes that the separation of the DSP cores licensing business from DSP Group had been in effect throughout the relevant periods. Our financial statements show the DSP cores licensing business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business. This information may not reflect what our financial position or results of operations actually would have been had we operated as a separate, stand-alone entity for the periods presented, and may not be indicative of our future financial position or results of operations. We have not made adjustments to our historical financial information for periods prior to November 1, 2002 to reflect the significant changes in our cost structure, funding and operations that have resulted from the separation of the DSP cores licensing business from DSP Group and our combination with Parthus. This discussion includes the results of the business of Parthus only for the periods following the combination on November 1, 2002.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $9.1 million in the second quarter of 2003, an increase of 2.8% from $8.8 million in the first quarter of 2003 and an increase of 98.1% from $4.6 million in the second quarter of 2002. Total revenues were $17.9 million for the first half of 2003, an increase of 106.5% from $8.7 million for the first half of 2002. The increase over the first quarter of 2003 primarily reflects an increase in royalty revenues of $248,000. The increase over the comparative periods in 2002 principally reflects the combination with Parthus in November 2002, which resulted in additional revenues from licensing and royalties on platform-level IP solutions, IP Creation and Hard IP.

Licensing and royalty revenues accounted for 78.9% of our total revenues for both the second quarter and the first half of 2003, compared with 82.5% for the second quarter of 2002 and 80.6% for the first half of 2002. Revenues from two customers accounted for 14.7% and 14.0% of total revenues in the second quarter of 2003; revenues from three customers accounted for 12.2%, 11.9% and 11.8% of total revenues for the first half of 2003.

Licensing and Royalty Revenues

Licensing and royalty revenues were $7.2 million in the second quarter of 2003, an increase of 2.7% from $7.0 million in the first quarter of 2003 and an increase of 89.6% from $3.8 million in the second quarter of 2002. Licensing and royalty revenues were $14.2 million in the first half of 2003, an increase of 102.3% from $7.0 million in the first half of 2002. The increase from the first quarter of 2003 primarily reflects an increase in royalty revenues of $248,000 offset by a small decrease in licensing revenues of $59,000. The increase from the 2002 periods primarily reflects the combination with Parthus.

Of the total licensing and royalty revenues, royalty revenues were $854,000 in the second quarter of 2003, an increase of 40.9% from $606,000 in the first quarter of 2003 and an increase of 46.7% from $582,000 in the second quarter of 2002. Royalty revenues were $1.4 million in the first half of 2003, a decrease of 5.4% from $1.5 million in the first half of 2002. The increase in the second quarter of 2003 compared with the first quarter of 2003 was driven by increases in the underlying unit shipments of our Teak DSP Core and by an increase in the average royalties paid per unit shipped by our customers. We had 21 royalty-paying licensees in the second quarter of 2003, compared with 18 in the first quarter of 2003. Royalty-generating licensees reported sales of 10.4 million chips incorporating our technology in the second quarter of 2003, compared with 12.2 million chips in the first quarter of 2003. The primary reason for the reduction in volume shipped is the planned end of 2G cellular shipments by a key customer that is currently transitioning to 2.5G products. Royalty revenues include both unit royalties and pre-paid royalties.

Other Revenues

Other revenues were $1.9 million in each of the second quarter and the first quarter of 2003. The second quarter 2003 figure represents an increase of 138.4% from $804,000 in the second quarter of 2002. Other revenues were $3.8 million in the first half of 2003, an increase of 124.0% from $1.7 million for the first half of 2002. The increase in Other revenues from the comparable periods in 2002 was primarily due to revenues generated in IP Creation and Hard IP in the 2003 periods following the combination with Parthus.

Geographic Revenue Analysis

For the second quarter and first half of 2003, revenues in the United States represented 46.1% and 54.4% of total revenues, respectively, while Europe, Middle East and Africa represented 33.4% and 28.5%, respectively, and Asia represented 20.5% and 17.1%, respectively. For the second quarter and first half of 2002, revenues in the United States represented 35.6% and 33.9% of total revenues, respectively, while Europe, Middle East and Africa represented 45.7% and 49.1%, respectively, and Asia represented 18.7% and 17.0%, respectively.

Cost of Revenues

Cost of revenues was $1.6 million in each of the second quarter and the first quarter of 2003. The second quarter 2003 figure represents an increase of 425% from $305,000 in the second quarter of 2002 reflecting the increase in revenues. Cost of revenues accounted for 17.6% and 18.1% of total revenues for the second quarter and first half of 2003, respectively, compared with 6.7% and 7.1% for the comparable periods in 2002, respectively. Gross profit increased to $7.5 million and $14.7 million for the second quarter and first half of 2003, respectively, compared with $4.3 million and $8.1 million for the comparable periods in 2002, respectively. Gross margins decreased to 82.4% and 81.9% for the second quarter and first half of 2003, respectively, compared with 93.3% and 92.9% for the comparable periods in 2002, respectively. The increase in total cost of revenues and decrease in gross margin were due primarily to the change in revenue mix compared with the 2002 periods. In the 2003 periods, a lower proportion of revenues was derived from higher-gross margin royalty revenues and additional lower margin revenues were generated from IP Creation and Hard IP following the combination with Parthus.

Research and Development Expenses, Net

Research and development expenses, net of related government research grants, were $4.1 million in each of the second quarter and the first quarter of 2003. The second quarter figure represents an increase of 158.7% from $1.6 million in the second quarter of 2002. Such expenses were $8.1 million in the first half of 2003, an increase of 151.9% from $3.2 million in the first half of 2002. Research and development expenses as a percentage of total revenues were 44.6% and 45.2% for second quarter and first half of 2003, respectively, compared with 34.1% and 37.0% for the comparable periods in 2002, respectively. The increase over the 2002 periods reflects primarily higher labor and associated costs resulting from increased headcount and increased investment in design tools and sub-contract design following the combination with Parthus. The number of research and development personnel was 180 at June 30, 2003 compared with 182 at March 31, 2003 and 46 at June 30, 2002.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million in each of the second quarter and the first quarter of 2003. The second quarter 2003 figure represents an increase of 83.4% from $790,000 in the second quarter of 2002. Sales and marketing expenses were $2.8 million in the first half of 2003, an increase of 89.0% from $1.5 million in the first half of 2002. The increase in absolute terms over the 2002 periods principally reflects the additional sales and marketing personnel acquired through the combination with Parthus and required to support our expanded sales and marketing efforts in the 2003 periods. Sales and marketing expenses as a percentage of total revenues were 15.9% and 15.7% for second quarter and first half of 2003, respectively, compared with 17.2% for both comparable periods in 2002. The percentage decrease reflects higher revenues in the 2003 periods compared with the comparable periods in 2002, which offset the additional cost from the substantial increase in the number of sales and marketing personnel. The total number of sales and marketing personnel was 26 at June 30, 2003, compared with 25 at March 31, 2003 and 5 at June 30, 2002.

General and Administrative Expenses

General and administrative expenses were $1.5 million in each of the second quarter and the first quarter of 2003. The second quarter figure represents an increase of 124.3% from $662,000 in the second quarter of 2002. General and administrative expenses were $3.0 million in the first half of 2003, an increase of 118.7% from $1.4 million for the first half of 2002. General and administrative expenses as a percentage of total revenues were 16.3% and 16.5% for second quarter and first half of 2003, respectively, compared with 14.4% and 15.6% for the comparable periods in 2002, respectively. The increase in absolute terms reflects the combination with Parthus, including increased facilities costs. The total number of general and administrative personnel was 30 at each of June 30, 2003 and March 31, 2003, compared with 7 at June 30, 2002.

Amortization of Intangibles

We recorded expenses of $284,000 and $568,000 in the second quarter and first half of 2003, respectively, in connection with the amortization of intangible assets acquired in the combination with Parthus.

Reorganization and Severance Charge

We incurred a reorganization and severance charge of $1.4 million in the first quarter of 2003 in connection with our decision to strengthen our headquarters function in the U.S. No comparable charge was incurred in the second quarter of 2003.

Financial income, net

Financial income, net, was $205,000 and $445,000 in the second quarter and first half of 2003, respectively, compared with $32,000 and $50,000 for the comparable periods in 2002, respectively, reflecting the higher cash balances on hand following the combination with Parthus.

Operating Expenses

Total operating expenses were $7.3 million in the second quarter of 2003, compared with $8.6 million in the first quarter of 2003 (which included a reorganization and severance charge of $1.4 million), and $3.0 million in the second quarter of 2002. Total operating expenses were $15.8 million in the first half of 2003, compared with $6.1 million in the first half of 2002. The increase from the 2002 periods reflects the combination with Parthus, as well as our continued investment, internally and by acquisition, in developing and licensing a strong portfolio of technology platforms. This investment has resulted in higher numbers of engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investments following the combination with Parthus. Real reductions in operating expenses in the second quarter of 2003 compared with the first quarter of 2003 were offset to some extent by the appreciation of the euro against the U.S. dollar during the period, which increased the reported amount of operating expenses.

Currency Translation Differences

We incurred foreign exchange losses of approximately $389,000 and $588,000 in the second quarter and first half of 2003, respectively, arising principally on the translation of euro liabilities as a result of the appreciation of the euro against the U.S. dollar.

Provision for Income Taxes

There is no provision for income taxes in the second quarter and first half of 2003 as a result of losses incurred in the first half of 2003. This compares with provisions of $300,000 and $542,000 for the comparable periods in 2002, respectively, which were provided for domestic and foreign tax liabilities. We do not currently expect to incur a tax charge for the year 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had approximately $65.3 million in cash and cash equivalents.

Net cash used in operating activities for the six-month period ended June 30, 2003 was $8.0 million, compared with $2.1 million of net cash used in operating activities for the comparable period in 2002. The net cash outflow from operating activities for the six-month period ended June 30, 2003 included the settlement of merger-related costs of approximately $3.1 million following the combination with Parthus and cash outflow in connection with restructuring and reorganization costs incurred in November 2002 and March 2003 amounting to approximately $2.3 million. Cash used in operating activities for the comparable period in 2002 resulted from movements in taxes payable, trade payables and accruals. Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments.

Cash outflows from capital equipment purchases amounted to approximately $700,000 for the six-month period ended June 30, 2003, compared with $800,000 for the comparable period in 2002. In addition, we had proceeds from the sale of capital equipment of $38,000 for the six-month period ended June 30, 2003.

Net cash provided by financing activities of $84,000 reflects proceeds from the issuance of shares upon exercise of stock options and purchase of ESPP shares during the six-month period ended June 30, 2003. This compares with a capital contribution of approximately $3.0 million by DSP Group for the comparable period in 2002.

We believe that our current cash on hand will provide sufficient capital to fund our operations for at least the next 12 months. The table below presents the principal categories of our contractual obligations as of June 30, 2003:

Contractual Obligations	Payments Due by Period ($ in thousands)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Capital Lease Obligations	29,650	2,265	3,826	3,183	20,375
Operating Lease Obligations	1,676	1,504	173	—	—
Purchase Obligations	2,491	2,317	174	—	—

Total	33,817	6,086	4,173	3,183	20,375

Capital lease obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Our operating lease obligations relate to license agreements entered into for design tools of $1,380,000 and obligations under motor vehicle leases of $296,000.

Purchase obligations consist of capital commitments of $2,029,000, principally for design tools, and operating purchase order commitments of $462,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under current circumstances. Actual results may differ from these estimates if these assumptions prove to be incorrect or if conditions develop other than as assumed for purposes of such estimates. Our significant accounting policies and the basis of preparation of our unaudited financial statements are detailed in note 2. The following is a brief discussion of those of our critical accounting policies that require significant estimates and judgments by management:

Revenue Recognition

Significant management judgments and estimates must be used and made in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions.

In recognizing revenue, we apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statements of Position No. 98-4 and 98-9. A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” based on the percentage to completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the IP, license revenue is not recognized until acceptance. Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

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

Acquired Intangibles

Intangible assets arising on acquisition are capitalized and amortized to the statement of operations over the period during which benefits are expected to accrue, currently estimated at five years. Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Factors we consider important, which could trigger impairment include:

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

Such impairment loss is measured by comparing the recoverable value of the asset with its carrying amount. The determination of the value of such intangible assets requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

Goodwill

Goodwill associated with the excess purchase price over the fair value of assets acquired is currently reviewed for impairment annually or sooner if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Factors considered important, and which could trigger an interim impairment review, include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

Such impairment loss is measured by comparing the recoverable value of goodwill with its carrying amount. The determination of the value of goodwill requires management to make assumptions regarding estimated future cash flows and other factors to determine its fair value. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of goodwill in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The company adopted SFAS No. 146 during the six months ended June 30, 2003. The adoption of SFAS No. 146 did not have a material impact on the financial position, results of operations, cash flows of or disclosures by the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also expands the disclosure requirements in the financial statements of the guarantor with respect to its obligations under certain guarantees that it has issued. The Company is required to adopt the initial recognition and initial measurement accounting provisions of this interpretation on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the financial position, results of operations, cash flows of or disclosures by the Company.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (b) clarifies when a derivative contains a financing component and (c) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Application of the new rules is not expected to have any material impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003. It is not expected that this will impact the Company as the Company has not entered into any financial instruments.

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

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002 and the first half of 2003. If the market does not continue to recover, our business could be further materially and adversely affected.

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

We have undertaken an effort to strengthen our headquarters functions in the U.S. and to put in place a new management team; this process may not be completed successfully and could be disruptive to our operations.

In April 2003 we announced our intention to strengthen our headquarters function in the U.S. We have hired Chet Silvestri to serve as our Chief Executive Officer, and we expect to appoint a new independent Chairman of the Board and to hire a new Chief Financial Officer in the coming months. In connection with these steps, Eliyahu Ayalon and Brian Long resigned their executive positions with the Company as of the end of July 2003; they remain on the Board of Directors and continue to serve as Chairman and Vice Chairman of the Board, respectively.

Although we believe that these efforts will strengthen our sales and investor presence in the U.S., where most of our customers and stockholders are located, and will further advance the integration process arising from our combination with Parthus, we can provide no assurance that the anticipated benefits of these efforts will arise. Moreover, the transition to new management, including a new Chairman, CEO and CFO, may create operational difficulties that could hinder our ability to exploit our market opportunities. To the extent that this transition takes longer than planned, it could also delay our ability to implement our overall business strategy on a timely basis.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timely introduction of, demand for and market acceptance of new or enhanced technologies;

•	new product announcements and introductions by competitors;

•	timing and volume of orders and production;

•	our lengthy sales cycle;

•	gain or loss of significant customers, licensees, distributors and suppliers; and

•	changes in our pricing policies and those of our competitors and suppliers.

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

Recent terrorist attacks, the response to those attacks, the war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. If consumer confidence does not recover, our revenues and results of operations may continue to be adversely impacted in 2003 and beyond. Any escalation in these events, or similar future events, may disrupt our operations or those of our licensees. Any of these events could also increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our licensees. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

The separation of our DSP cores licensing business from DSP Group was completed in November 2002. Immediately thereafter, we combined with Parthus. Prior to that time, we were a wholly owned subsidiary of DSP Group. Conflicts of interest may arise between DSP Group and us in a number of areas relating to our past and ongoing relationships, including labor, tax, employee benefit, indemnification, intellectual property, employee retention and recruiting, transitional services provided by DSP Group, and business opportunities that may be attractive to both DSP Group and us. We may not be able to resolve any of the potential conflicts of interest discussed above on favorable terms or at all.

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

The agreement governing our separation from DSP Group contains restrictions on issuances of our capital stock and other specified actions by us during the one-year period following our spin-off from DSP Group, and on the liquidation, disposition or discontinuation of our DSP cores licensing business during the two-year period following our spin-off. These restrictions, as well as our agreement to indemnify DSP Group if we do not comply with these restrictions, could limit our ability to grow our business and compete effectively. In addition, these restrictions and indemnification obligations could make us a less attractive acquisition or merger candidate during this period.

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

In November 2002, we combined our business with that of Parthus. Although we have made substantial progress in integrating our businesses, we cannot assure you that such integration will be completed in the most efficient, effective and timely manner or ultimately be successful over the long-term. We may encounter future difficulties in connection with the integration of these businesses, including:

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

Although we are headquartered in San Jose, California, many of our executives and employees are located in Dublin, Ireland and Herzeliya, Israel. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage our remote operations, our business may be harmed.

We may not be successful in licensing integrated, system-level solutions.

We offer our application-level IP platforms built around our DSP cores, and continue to offer our DSP cores and IP platforms on a stand-alone basis. We have limited experience in offering DSP cores and IP platforms as an integrated solution. Future licenses for these integrated solutions may be more difficult to close or on terms less favorable than we currently anticipate.

If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and IP platforms are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. In addition, the reduction in the number of our employees in connection with our restructuring and reorganization efforts in the fourth quarter of 2002 and the first quarter of 2003 could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Israeli NIS and the British pound. Increases in the volatility of the exchange rates of the euro, NIS and pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We incurred foreign exchange losses of approximately $588,000 for the six-month period ended June 30, 2003, arising principally on the translation of euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

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

All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2003.

Item 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and acting chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, our chief executive officer and acting chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that material information relating to ParthusCeva, including our consolidated subsidiaries, is made known to them by others in which this report was being prepared and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company’s stockholders were as follows:

1 Election of eight directors:

	For	Withheld
Eliyahu Ayalon	12,742,985	550,058
Brian Long	12,717,973	575,070
Zvi Limon	13,073,632	219,411
Bruce A. Mann	12,535,995	757,048
Peter McManamon	12,737,399	555,644
William McCabe	12,536,080	756,963
Sven-Crister Nilsson	13,054,360	238,683
Louis Silver	13,054,260	238,783

2. Approval of 2003 Director Stock Option Plan and authorization of 700,000 shares of common stock for issuance under that plan:

For	Against	Abstain
12,121,148	1,141,449	30,445

3. Ratification of the selection of Ernst & Young Chartered Accountants as independent auditors for fiscal 2003:

For	Against	Abstain
13,256,696	34,314	2,033

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended

10.1	2003 Director Stock Option Plan

10.2	Letter Agreement dated April 7, 2003 between ParthusCeva, Inc. and Kevin Fielding (regarding separation)

10.3	Letter Agreement dated April 7, 2003 between ParthusCeva, Inc. and Elaine Coughlan (regarding separation)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Acting Chief Financial Officer

(b) Reports on Form 8-K

On April 8, 2003, the Company furnished a current report on Form 8-K dated April 7, 2003 under Item 9 containing a copy of a press release of the Company announcing certain executive management changes. On April 28, 2003, the Company furnished a current report on Form 8-K dated April 28, 2003 under Item 9 containing a copy of a press release announcing the Company’s financial results for the first quarter of 2003. On June 9, 2003, the Company furnished a current report on Form 8-K dated June 6, 2003 under Item 9 containing a copy of a press release announcing the appointment of Chester J. Silvestri as Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTHUSCEVA, INC.

Date: August 12, 2003	By:	/S/ CHESTER J. SILVESTRI
Chester J. Silvestri
Chief Executive Officer

Date: August 12, 2003	By:	/S/ ELAINE COUGHLAN
Elaine Coughlan
Acting Chief Financial Officer
(principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended

10.1	2003 Director Stock Option Plan

10.2	Letter Agreement dated April 7, 2003 between Parthusceva, Inc. and Kevin Fielding (regarding separation)

10.3	Letter Agreement dated April 7, 2003 between Parthusceva, Inc. and Elaine Coughlan (regarding separation)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Acting Chief Financial Officer