Form 10-Q/A
period 2003-06-30
PARTHUSCEVA INC
filed 2003-08-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q of ParthusCeva, Inc. for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 12, 2003, is hereby amended to file Exhibit 10.4 thereto.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company’s stockholders were as follows:

1 Election of eight directors:

	For	Withheld
Eliyahu Ayalon	12,742,985	550,058
Brian Long	12,717,973	575,070
Zvi Limon	13,073,632	219,411
Bruce A. Mann	12,535,995	757,048
Peter McManamon	12,737,399	555,644
William McCabe	12,536,080	756,963
Sven-Crister Nilsson	13,054,360	238,683
Louis Silver	13,054,260	238,783

2. Approval of 2003 Director Stock Option Plan and authorization of 700,000 shares of common stock for issuance under that plan:

For	Against	Abstain
12,121,148	1,141,449	30,445

3. Ratification of the selection of Ernst & Young Chartered Accountants as independent auditors for fiscal 2003:

For	Against	Abstain
13,256,696	34,314	2,033

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended

10.1	2003 Director Stock Option Plan

10.2	Letter Agreement dated April 7, 2003 between ParthusCeva, Inc. and Kevin Fielding (regarding separation)

10.3	Letter Agreement dated April 7, 2003 between ParthusCeva, Inc. and Elaine Coughlan (regarding separation)

10.4	Letter Agreement dated June 2, 2003 between ParthusCeva, Inc. and Chester J. Silvestri

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Acting Chief Financial Officer

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
Elaine Coughlan
Acting Chief Financial Officer
(principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended

10.1	2003 Director Stock Option Plan

10.2	Letter Agreement dated April 7, 2003 between Parthusceva, Inc. and Kevin Fielding (regarding separation)

10.3	Letter Agreement dated April 7, 2003 between Parthusceva, Inc. and Elaine Coughlan (regarding separation)

10.4	Letter Agreement dated June 2, 2003 between ParthusCeva, Inc. and Chester J. Silvestri

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Acting Chief Financial Officer