Form 10-Q
period 2003-09-30
PARTHUSCEVA INC
filed 2003-11-13
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,166,437 shares of common stock, $0.001 par value, as of November 10, 2003.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets at September 30, 2003, June 30, 2003 and December 31, 2002	4

	Interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and the three months ended June 30, 2003	5

	Interim Statements of Changes in Stockholders’ Equity and Related Company Investment for the nine months ended September 30, 2003 and 2002	6

	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7

	Notes to the Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

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

*****

ParthusCeva was formed through the combination of Parthus Technologies plc (“Parthus”) and ParthusCeva on November 1, 2002. Unless otherwise indicated, the financial information in this quarterly report includes the results of the business of Parthus only for the periods following the combination on November 1, 2002.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2003	June 30, 2003	December 31, 2002[1]
	Unaudited	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$63,515	$65,294	$73,810
Trade receivables, net	7,894	9,374	6,471
Other accounts receivable and prepaid expenses	1,956	1,814	1,748
Inventories, net	220	236	168

Total current assets	73,585	76,718	82,197

Long-term investments:
Severance pay fund	1,418	1,471	1,152
Investment in other company	1,350	1,350	1,350

	2,768	2,821	2,502

Property and equipment, net	6,356	7,153	6,593
Goodwill	38,398	38,398	38,398
Other intangible assets, net	4,863	4,924	5,492

Total assets	$125,970	$130,014	$135,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,223	$4,138	$2,491
Accrued expenses and other payables	11,260	12,714	18,982
Taxes payable	1,030	1,093	1,291
Deferred revenues	984	1,719	1,115

Total current liabilities	16,497	19,664	23,879

Accrued severance pay	1,427	1,480	1,231

Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,166,343, 18,080,476 and 18,053,507 shares issued and outstanding at September 30, 2003, June 30, 2003 and December 31, 2002, respectively	18	18	18
Additional paid in capital	134,445	134,135	134,051
Accumulated deficit	(26,417)	(25,283)	(23,997)

Total stockholders’ equity	108,046	108,870	110,072

Total liabilities and stockholders’ equity	$125,970	$130,014	$135,182

[1]	The December 31, 2002 balance sheet information has been derived from the December 31, 2002 audited consolidated financial statements of the Company.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended
			September 30,		June 30, 2003
	2003	2002	2003	2002
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$21,802	$10,916	$7,651	$3,921	$7,170
Other revenue	5,430	2,618	1,651	931	1,917

Total revenues	27,232	13,534	9,302	4,852	9,087

Cost of revenues	4,654	938	1,415	322	1,601

Gross profit	22,578	12,596	7,887	4,530	7,486

Operating expenses:
Research and development, net	12,591	4,624	4,490	1,408	4,052
Sales and marketing	4,258	2,227	1,436	734	1,449
General and administrative	4,418	2,368	1,455	1,013	1,485
Amortization of intangible assets	856	—	288	—	284
Reorganization and severance charge	2,782	—	1,402	—	—

Total operating expenses	24,905	9,219	9,071	3,155	7,270

Operating income (loss)	(2,327)	3,377	(1,184)	1,375	216
Financial income, net	605	75	160	25	205
Currency translation differences	(598)	—	(10)	—	(389)

Income (loss) before taxes on income	(2,320)	3,452	(1,034)	1,400	32
Taxes on income	100	961	100	419	—

Net income (loss)	(2,420)	2,491	(1,134)	981	32

Basic and diluted net income (loss) per share	$(0.134)	$0.276	$(0.063)	$0.109	$0.002
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,085	9,041	18,108	9,041	18,079
Diluted	18,085	9,041	18,108	9,041	18,149

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY AND

RELATED COMPANY INVESTMENT

U.S. dollars in thousands (except share data)

Nine months ended September 30, 2003	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072
Net loss	—	—		—	(2,420)	(2,420)
Issuance of Common Stock upon exercise of stock options	14,658	—	(*)	39	—	39
Issuance of Common Stock upon purchase of ESPP shares	98,178	—	(*)	355	—	355

Balance as of September 30, 2003	18,166,343	$18		$134,445	$(26,417)	$108,046

(*)	Amount less than $1.

Nine months ended September 30, 2002	Common stock		Related Company investment	Retained earnings	Total stockholders’ equity and Related Company investment
	Shares	Amount
Balance as of January 1, 2002	20,000,000	$20	$4,325	$—	$4,345
Net income	—	—	—	2,491	2,491
Capital return to Related Company	—	—	—	(2,491)	(2,491)
Contribution from Related Company	—	—	5,523	—	5,523

Balance as of September 30, 2002	20,000,000	$20	$9,848	$—	$9,868

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	(2,420)	2,491
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,876	697
Amortization of intangible assets	856	—
Loss on disposal of property and equipment	4	—
Currency translation differences	259	—
Increase in trade receivables	(1,420)	(66)
Increase in other accounts receivable and prepaid expenses	(113)	(2,762)
Increase in inventories	(69)	(10)
Increase (decrease) in trade payables	(745)	228
(Decrease) increase in deferred revenues	(131)	245
Decrease in accrued expenses and other payables	(7,897)	(708)
Decrease in taxes payable	(231)	(2,295)
Decrease in accrued severance pay, net	(70)	(18)

Net cash used in operating activities	(9,101)	(2,198)

Cash flows from investing activities:
Purchase of property and equipment	(1,697)	(834)
Proceeds from sale of property and equipment	38	—
Purchase of technology	(50)	—

Net cash used in investing activities	(1,709)	(834)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	39	—
Proceeds from issuance of Common Stock upon purchase of ESPP shares	355	—
Contribution from Related Company	—	3,032

Net cash provided by financing activities	394	3,032
Effect of exchange rate movements on cash	121	—

Changes in cash and cash equivalents	(10,295)	—
Cash and cash equivalents at the beginning of the period	73,810	—

Cash and cash equivalents at the end of the year period	$63,515	$—

Supplemental disclosure of Cash flow Information;
Income taxes paid	$68	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:- GENERAL

ParthusCeva, Inc. (“ParthusCeva or the Company”) was a wholly owned subsidiary of DSP Group, Inc. (“DSPG”) until November 1, 2002. On that date, DSPG contributed its DSP cores licensing business and operations and the related assets and liabilities to the Company (the “Separation”); DSPG then spun-off the Company by distributing 9,040,851 shares of Common Stock of the Company to the existing stockholders of DSPG on a one-for-three basis (one share of the Company’s Common Stock for every three shares of DSPG common stock held); and Parthus was acquired by the Company from the existing shareholders of Parthus in exchange for the issuance of 8,998,887 new shares of Common Stock of the Company (the “Combination”).The Company was incorporated in Delaware on November 22, 1999. The Company had no business or operations prior to the transfer of the DSP cores licensing business and operations from DSPG.

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

NOTE 2:- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and an accrual for restructuring, reorganization and severances charges) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company’s consolidated financial statements for the period prior to November 2002 include:

(1)	Allocations of certain DSPG corporate headquarters assets, liabilities and expenses relating to the Company’s Business.

(2)	Services from certain employees of DSPG in Japan and France who performed marketing and technical support activities and whose costs were allocated to the Company.

(3)	Costs directly attributable to the Company’s Business including charges for shared facilities, functions and services used by the Company’s Business. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to the Company’s Business. Such costs include research and development, sales and marketing and general and administrative expenses. Such allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

(4)	Payroll and related expenses, such as vacation, bonuses and compensation expenses, relating to the Company’s sales and marketing and research and development activities were attributed on a specific identification basis. Depreciation expenses were attributed based on the specific fixed assets attributed to the Company. General and administrative expenses, including corporate and officers’ salaries and related expenses, were attributed to the Company based on a weighted ratio composed of the percentage of time that administrative employees spent on the Company’s Business. Rent, maintenance and other administrative expenses were attributed based on relevant ratios, such as square footage and headcount. Other general and administrative expenses, such as legal and accounting fees, were attributed based on the estimations of DSPG’s management and the Company’s management.

(5)	Interest income shown in the consolidated financial statements prior to the Combination reflects the interest income associated with the aggregate related company investment amount and the Company’s operating income for the period based on a weighted average interest rate for the period.

(6)	All of the Company’s net income recorded during the period presented prior to Combination was returned to DSPG as part of DSPG’s company investment account.

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

The following is a summary of operations within geographic areas:

	Nine months ended September 30,		Three months ended September 30,		Three months ended June 30, 2003
	2003	2002	2003	2002
Revenues based on customer location:
United States	$13,275	$4,932	$3,516	$1,990	$4,185
Europe, Middle East and Africa	8,513	5,000	3,403	734	3,038
Asia	5,444	3,602	2,383	2,128	1,864

	$27,232	$13,534	$9,302	$4,852	$9,087

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,		Three months ended June 30, 2003
	2003	2002	2003	2002
Customer A	11.5%	—	10.1%	—	14.0%
Customer B	10.0%	—	—	—	14.7%
Customer C	—	—	13.7%	—	—
Customer D	—	—	10.9%	—	—
Customer E	—	13.5%	—	—	—
Customer F	—	13.3%	—	35.7%	—
Customer G	—	11.2%	—	31.3%	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4:- NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Standard No. 128, “Earnings Per Share”. The potential common shares that were anti-dilutive at September 30, June 30, 2003 and March 31, 2003 were 2.6 million shares, 4.3 million shares and 3.3 million shares, respectively. There were no potential common shares that were anti-dilutive for the comparable periods in 2002.

	Nine months ended September 30,		Three months ended September 30,		Three months ended June 30, 2003
	2003	2002	2003	2002
Net income (loss)	$(2,420)	$2,491	$(1,134)	$981	$32

Basic and diluted net income (loss) per share	$(0.134)	$0.276	$(0.063)	$0.109	$0.002

Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,085	9,041	18,108	9,041	18,079
Diluted	18,085	9,041	18,108	9,041	18,149

NOTE 5:- STOCK-BASED COMPENSATION PLANS

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income for the three- and nine-month periods ended September 30, 2003 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. There were no options outstanding in the three or nine months ended September 30, 2002. No options were granted in the quarter ended March 31, 2003. Options to purchase 1.4 million shares at exercise prices ranging from $3.36 to $7.45 per share were granted in the quarter ended June 30, 2003. Options to purchase 16,220 shares at an exercise price of $7.65 per share were granted in the quarter ended September 30, 2003.

In May 2003, the Company made an offer to its employees (including executive officers) and directors to exchange their outstanding options to purchase shares of Common Stock that had an exercise price of more than $5.50 per share. In exchange for eligible options, participants received a commitment for new stock options to be granted on or after December 19, 2003. Only those participants in the option exchange who are employees or directors of the Company on the date the new options are granted will be eligible to receive the new grant. In deciding to make this offer, the Company’s Board of Directors and management considered the need to motivate and retain employees. At the time, all then-outstanding options had exercise prices significantly in excess of the trading price of the Company’s common stock, which substantially eroded the incentive value of those options. In addition, the exercise price for the substantial majority of the then-outstanding options had been fixed prior to the spin-off of the Company and its combination with Parthus Technologies, based upon a third party’s estimated valuation, which included assumptions which proved unrealistic in the ensuing economic environment. As a consequence, the exercise prices of then-outstanding options never reflected actual trading values of the Company’s common stock. Options to purchase a total of 1,778,172 shares of Common Stock were accepted for exchange under the offer and accordingly were cancelled as of June 18, 2003. The Company intends to grant new options, to purchase approximately 1,778,172 shares, on or after December 19, 2003. The new options will have an exercise price per share equal to the closing price on the NASDAQ National Market on the date the new options are granted.

During the third quarter of 2003, the Company issued 98,178 shares of Common Stock to employees under the approved 2002 Employee Stock Purchase Plan for consideration of $355,000.

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

	Three and nine months ended September 30,
	2003	2002
Dividend yield	0%	—
Expected volatility	80%	—
Risk-free interest rate	2%	—
Expected life	4 Years	—

The weighted average fair value of the options granted to the employees of the Company during the three and nine months ended September 30, 2003 was $4.54 and $3.64 per share, respectively. The exercise prices of such options were equal to the market price of the Company’s common stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(1,134)	$981	$(2,420)	$2,491

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,024)	$—	$(9,737)	$—

Pro forma net income (loss)	$(4,158)	$981	$(12,157)	$2,491

Income (loss) per share:
Basic & diluted as reported	$(0.063)	$—	$(0.134)	$—

Basic & diluted pro forma	$(0.230)	$—	$(0.672)	$—

The pro forma stock compensation expense presented above for the period ended September 30, 2003 has been calculated using the accrual method.

There are no pro forma numbers for the first nine months of 2002 as ParthusCeva’s common stock has only been publicly trading since November 1, 2002. Refer to Note 2 for further details.

NOTE 6:- REORGANIZATION AND SEVERANCE CHARGE

In the first and third quarters of 2003, the Company recorded reorganization and severance charges of $1,380 and $1,402, respectively. The charges arose in connection with the implementation of the Company’s strategic initiative to strengthen its headquarters function in the U.S., including the hiring of a new chief executive officer and a new chief financial officer, and the related resignations of the Company’s Ireland-based chief executive officer and chief financial officer and the resignations of the Company’s Chairman and Vice-Chairman from their executive management positions. Also included are severance charges for 8 employees arising from the decision to discontinue the Company’s Hard IP manufacturing business. The Company had also recorded a restructuring charge in the fourth quarter of 2002.

The major components of the fourth quarter 2002 restructuring charge and the first and third quarter 2003 reorganization charges are as follows:

	Balance at December 31, 2002	Charge	Cash	Balance at September 30, 2003
Reorganization payments	$125	$2,632	$2,178	$579
Onerous leases	2,898	—	$1,119	1,779
Professional fees	231	150	$381	—

	$3,254	$2,782	$3,678	$2,358

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “—Factors That Could Affect Our Operating Results”, as well as those otherwise discussed in this section and elsewhere in this quarterly report. See “Forward-Looking Statements”.

INTRODUCTION

ParthusCeva was formed through the combination of Parthus Technologies plc and ParthusCeva, formerly a wholly owned subsidiary of DSP Group, Inc., on November 1, 2002. With respect to periods prior to November 1, 2002, the discussion below assumes that the separation of the DSP cores licensing business from DSP Group had been in effect throughout the relevant periods. Our financial statements show the DSP cores licensing business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business. This information may not reflect what our financial position or results of operations actually would have been had we operated as a separate, stand-alone entity for the periods presented, and may not be indicative of our future financial position or results of operations. We have not made adjustments to our historical financial information for periods prior to November 1, 2002 to reflect the significant changes in our cost structure, funding and operations that have resulted from the separation of the DSP cores licensing business from DSP Group and our combination with Parthus. This discussion includes the results of the business of Parthus only for the periods following the combination on November 1, 2002.

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

Our strategy is to engage in licensing and royalty agreements with leading semiconductor manufacturers and OEMs that have a track record of successful adoption and deployment of key next-generation technologies. In addition, we derive a portion of our revenues from the sale of development boards and tool kits, development work which we refer to as IP Creation and the sale of our GPS technology in modular form which we refer to as Hard IP. In the third quarter of 2003 management determined that Hard IP was not part of the future strategic focus of the Company and a plan has been implemented to end of life Hard IP by December 31, 2003.

We seek to leverage our substantial investment to date in research and development and to utilize our experienced R&D staff to enhance our technology offerings and to drive future revenue growth by offering cutting-edge solutions.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $9.3 million in the third quarter of 2003, an increase of 2.4% from $9.1 million in the second quarter of 2003 and an increase of 91.7% from $4.9 million in the third quarter of 2002. Total revenues were $27.2 million for the first nine months of 2003, an increase of 101.2% from $13.5 million for the first nine months of 2002. The increase over the second quarter of 2003 primarily reflects an increase in royalty revenues of $313,000. The increase over the comparative periods in 2002 principally reflects the combination with Parthus in November 2002, which resulted in additional revenues from licensing and royalties on platform-level IP solutions, IP Creation and Hard IP.

Licensing and royalty revenues accounted for 82.3% of our total revenues in the third quarter and 80.1% in the first nine months of 2003, compared with 80.8% for the third quarter of 2002 and 80.7% for the first nine months of 2002. Revenues from three customers accounted for 13.7, 10.9% and 10.1% of total revenues in the third quarter of 2003; revenues from two customers accounted for 11.5% and 10.0% of total revenues for the first nine months of 2003.

Licensing and Royalty Revenues

Licensing and royalty revenues were $7.7 million in the third quarter of 2003, an increase of 6.7% from $7.2 million in the second quarter of 2003 and an increase of 95.1% from $3.9 million in the third quarter of 2002. Licensing and royalty revenues were $21.8 million in the first nine months of 2003, an increase of 99.7% from $10.9 million in the first nine months of 2002. The increase from the second quarter of 2003 primarily reflects an increase in royalty revenues of $313,000 and licensing revenues of $167,000. The increase from the 2002 periods primarily reflects the combination with Parthus.

Of the total licensing and royalty revenues, royalty revenues were $1.2 million in the third quarter of 2003, an increase of 36.7% from $854,000 in the second quarter of 2003 and an increase of 430.5% from $220,000 in the third quarter of 2002. Royalty revenues were $2.6 million in the first nine months of 2003, an increase of 48.9% from $1.8 million in the first nine months of 2002. The increase in the third quarter of 2003 compared with the second quarter of 2003 was driven by increases in the underlying unit shipments of customers’ products incorporating our Teak DSP core. We had 24 royalty-paying licensees in the third quarter of 2003, compared with 21 in the second quarter of 2003. Royalty-generating licensees reported sales of 14.5 million chips incorporating our technology in the third quarter of 2003, compared with 10.4 million chips in the second quarter of 2003.

Other Revenues

Other revenues were $1.7 million in the third quarter of 2003, a decrease of 13.9% from $1.9 million in the second quarter of 2003. The third quarter 2003 figure represents an increase of 77.3% from $931,000 in the third quarter of 2002. Other revenues were $5.4 million in the first nine months of 2003, an increase of 107.3% from $2.6 million for the first nine months of 2002. The increase in Other revenues from the comparable periods in 2002 was primarily due to revenues generated in IP Creation and Hard IP in the 2003 periods following the combination with Parthus.

Geographic Revenue Analysis

The following is a summary of operations within geographic areas:

	Nine months ended September 30,			Three months ended September 30,		Three months ended June 30, 2003
	2003	2002	2003	2002
Revenues based on customer location:
United States	%	48.7%	36.4%	37.8%	41.0%	46.1
Europe, Middle East and Africa		31.3	36.9	36.6	15.1	33.4
Asia		20.0	26.7	25.6	43.9	20.5

	%	100.0%	100.0%	100.0%	100.0%	100.0

Cost of Revenues

Cost of revenues was $1.4 million in the third quarter of 2003, a decrease of 11.6% from $1.6 million in the second quarter of 2003. The third quarter 2003 figure represents an increase of 339.4% from $322,000 in the third quarter of 2002, reflecting the combination of an increase in revenues and a change in revenue mix. Cost of revenues accounted for 15.2% and 17.1% of total revenues for the third quarter and first nine months of 2003, respectively, compared with 6.6% and 6.9% for the comparable periods in 2002, respectively. Gross profit increased to $7.9 million and $22.6 million for the third quarter and first nine months of 2003, respectively, compared with $4.5 million and $12.6 million for the comparable periods in 2002, respectively. Gross margins decreased to 84.8% and 82.9% for the third quarter and first nine months of 2003, respectively, compared with 93.4% and 93.1% for the comparable periods in 2002, respectively. The increase in total cost of revenues and decrease in gross margin were due primarily to the change in revenue mix compared with the 2002 periods. In the 2003 periods, a lower proportion of revenues was derived from higher-gross margin royalty revenues and additional lower margin revenues were generated from IP Creation and Hard IP following the combination with Parthus.

Research and Development Expenses, Net

Research and development expenses, net of related government research grants, were $4.5 million in the third quarter of 2003, an increase of 10.8% from $4.1 million in the second quarter of 2003. The increase over the second quarter period reflects primarily higher third party sub-contract design and project material and masking expenses related to the tape out of our IP into chip format. The third quarter 2003 figure represents an increase of 218.9% from $1.4 million in the third quarter of 2002. Such expenses were $12.6 million in the first nine months of 2003, an increase of 172.3% from $4.6 million in the first nine months of 2002. Research and development expenses as a percentage of total revenues were 48.3% and 46.2% for third quarter and first nine months of 2003, respectively, compared with 29.0% and 34.2% for the comparable periods in 2002, respectively. The increase over the 2002 periods reflects primarily higher labor and associated costs resulting from increased headcount and increased investment in design tools and sub-contract design following the combination with Parthus. The number of research and development personnel (including contractors) was 183 at September 30, 2003 compared with 187 at June 30, 2003 and 48 at September 30, 2002.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million in each of the third quarter and the second quarter of 2003. The third quarter 2003 figure represents an increase of 95.6% from $734,000 in the third quarter of 2002. Sales and marketing expenses were $4.3 million in the first nine months of 2003, an increase of 91.2% from $2.2 million in the first nine months of 2002. The increase in absolute terms over the 2002 periods principally reflects the additional sales and marketing personnel acquired through the combination with Parthus and required to support our expanded sales and marketing efforts in the 2003 periods. Sales and marketing expenses as a percentage of total revenues were 15.4% and 15.6% for third quarter and first nine months of 2003, respectively, compared with 15.1% and 16.5% for the respective comparable periods in 2002. The percentage decrease reflects higher revenues in the 2003 periods compared with the comparable periods in 2002, which offset the additional cost from the substantial increase in the number of sales and marketing personnel. The total number of sales and marketing personnel was 26 at each of September 30, 2003 and June 30, 2003, compared with 5 at September 30, 2002.

General and Administrative Expenses

General and administrative expenses were $1.5 million in each of the third quarter and the second quarter of 2003. The third quarter figure represents an increase of 43.6% from $1.0 million in the third quarter of 2002. General and administrative expenses were $4.4 million in the first nine months of 2003, an increase of 86.5% from $2.4 million for the first nine months of 2002. General and administrative expenses as a percentage of total revenues were 15.6% and 16.2% for the third quarter and first nine months of 2003, respectively, compared with 20.9% and 17.5% for the comparable periods in 2002, respectively. The increase in absolute terms reflects the combination with Parthus, including increased facilities costs. The total number of general and administrative personnel (including contractors) was 30 at September 30, 2003 compared with 32 at June 30, 2003 and 7 at September 30, 2002.

Amortization of Intangibles

We recorded expenses of $288,000 and $856,000 in the third quarter and first nine months of 2003, respectively, principally in connection with the amortization of intangible assets acquired in the combination with Parthus.

Reorganization and Severance Charge

We incurred a reorganization and severance charge of $1.4 million in the third quarter of 2003 in connection with the resignations of the Company’s Chairman and Vice-Chairman from their executive management positions as part of our decision to strengthen our headquarters function in the U.S. and our decision to discontinue certain Hard IP operations in the United Kingdom. No comparable charge was incurred in the third quarter of 2002.

Financial income, net

Financial income, net, was $160,000 and $605,000 in the third quarter and first nine months of 2003, respectively, compared with $25,000 and $75,000 for the comparable periods in 2002, respectively, reflecting the higher cash balances on hand following the combination with Parthus.

Operating Expenses

Total operating expenses were $9.1 million (including a reorganization and severance charge of $1.4 million) in the third quarter of 2003, compared with $7.3 million in the second quarter of 2003 and $3.2 million in the third quarter of 2002. Total operating expenses were $24.9 million in the first nine months of 2003, compared with $9.2 million in the first nine months of 2002. The increase from the 2002 periods reflects the combination with Parthus, as well as our continued internal investmentThis investment has resulted in higher numbers of engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investments following the combination with Parthus. Real increases in operating expenses of $400,000 in the third quarter of 2003 compared with the second quarter of 2003 principally reflect higher research and development expenditures on third party sub-contract design and project material and masking expenses related to the tape out of our IP into chip format.

Currency Translation Differences

We incurred foreign exchange losses of approximately $10,000 and $598,000 in the third quarter and first nine months of 2003, respectively, arising principally on the translation of euro liabilities as a result of the appreciation of the euro against the U.S. dollar in the period.

Provision for Income Taxes

We incurred a charge of $100,000 for domestic income taxes in each of the third quarter and first nine months of 2003. This compares with provisions of $419,000 and $961,000 for the comparable periods in 2002, respectively, which were provided for domestic and foreign tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $63.5 million in cash and cash equivalents.

Net cash used in operating activities for the nine-month period ended September 30, 2003 was $9.1 million, compared with $2.2 million of net cash used in operating activities for the comparable period in 2002. The net cash outflow from operating activities for the nine-month period ended September 30, 2003 included the settlement of merger-related costs of approximately $3.1 million following the combination with Parthus and cash outflow in connection with restructuring and reorganization costs incurred in November 2002, March 2003 and September 2003 amounting to approximately $3.7 million. Cash used in operating activities for the comparable period in 2002 resulted from movements in taxes payable, trade payables and accruals. Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments.

Cash outflows from capital equipment purchases amounted to approximately $1.7 million for the nine-month period ended September 30, 2003, compared with $834,000 for the comparable period in 2002. In addition, we had a cash outflow of $50,000 on technology acquired and proceeds from the sale of capital equipment of $38,000 for the nine-month period ended September 30, 2003.

Net cash provided by financing activities of $394,000 reflects proceeds from the issuance of shares upon exercise of stock options and purchase of ESPP shares during the nine-month period ended September 30, 2003. This compares with a capital contribution of approximately $3.0 million by DSP Group for the comparable period in 2002.

We believe that our current cash on hand will provide sufficient capital to fund our operations for at least the next 12 months. The table below presents the principal categories of our contractual obligations as of September 30, 2003:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations – Leasehold properties	29,138	2,284	3,843	3,118	19,893
Operating Lease Obligations – Other	652	463	189	—	—
Purchase Obligations	2,018	2,018	—	—	—

Total	31,808	4,765	4,032	3,118	19,893

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Other operating lease obligations relate to license agreements entered into for design tools of $311,000 and obligations under motor vehicle leases of $341,000.

Purchase obligations consist of capital commitments of $1.4 million, principally for design tools, and operating purchase order commitments of $584,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under current circumstances. Actual results may differ from these estimates if these assumptions prove to be incorrect or if conditions develop other than as assumed for purposes of such estimates. Our significant accounting policies and the basis of preparation of our unaudited interim consolidated financial statements are detailed in note 2. The following is a brief discussion of those of our critical accounting policies that require significant estimates and judgments by management:

Revenue Recognition

Significant management judgments and estimates must be used and made in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions.

In recognizing revenue, we apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statements of Position Nos. 98-4 and 98-9. A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” based on the percentage-to-completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage to completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the IP, license revenue is not recognized until acceptance. Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

We believe that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations, and our licensees are expected to satisfy their obligations under the contract.

If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future results may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Acquired Intangibles

Intangible assets arising on acquisition are capitalized and amortized to the statement of operations over the period during which benefits are expected to accrue, currently estimated at five years. Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Factors we consider important and which could trigger impairment include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decline in our stock price for a sustained period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The company adopted SFAS No. 146 during the nine months ended September 30, 2003. The adoption of SFAS No. 146 did not have a material impact on the financial position, results of operations, cash flows of or disclosures by the Company.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 31, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (b) clarifies when a derivative contains a financing component and (c) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Application of the new rules did not have a material impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption did not have any impact on the consolidated financial statements of the Company.

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

RISKS RELATING TO OUR MARKETS AND OPERATIONS

The industries in which we license our technology are experiencing a challenging period that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. The overall semiconductor market appears to have strengthened somewhat during the first nine months of 2003. If continued strengthening of the market is not sustained or if the market again weakens, our business could be further materially and adversely affected.

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

In April 2003 we announced our intention to strengthen our headquarters function in the U.S. We have hired Chet Silvestri to serve as our Chief Executive Officer and Christine Russell to serve as our Chief Financial Officer, and we expect to appoint a new independent Chairman of the Board. In connection with these steps, Eliyahu Ayalon and Brian Long resigned their executive positions with the Company as of the end of July 2003; they remain on the Board of Directors and continue to serve as Chairman and Vice Chairman of the Board, respectively.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timely introduction of, demand for and market acceptance of new or enhanced technologies;

•	new product announcements and introductions by competitors;

•	timing and volume of orders and production, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	our lengthy sales cycle;

•	gain or loss of significant customers, licensees, distributors and suppliers; and

•	changes in our pricing policies and those of our competitors and suppliers.

We rely significantly on revenue derived from a limited number of licensees.

We expect that a limited number of licensees will account for a substantial portion of our revenues in any period. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to attract new customers and expand our relationships with existing customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products. Our failure to obtain agreements with these customers or prospective customers will impede our future revenue growth.

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

We do not sell our technology directly to end-users; we license our technology primarily to semiconductor companies and to electronic equipment manufacturers, who then incorporate our technology into the products they sell. Because we do not control the business practices of our licensees, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our licensees will devote satisfactory efforts to promoting our solutions. In addition, our unit royalties are totally dependent upon the success of our licensees in introducing products incorporating our technology and the success of those products in the marketplace. If we do not retain our current licensees and continue to attract new licensees, our business may be harmed.

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

RISKS RELATING TO

POLITICAL AND ECONOMIC DEVELOPMENTS

Weakness in the world economy as a result of geopolitical events could adversely affect our operating results and the price of our common stock.

Recent declines in consumer confidence and economic weakness as a result of the Iraq war and terrorist incidents have had an adverse impact on our operations. If consumer confidence does not recover or is not sustained, our revenues and results of operations may continue to be adversely impacted in 2003 and beyond. Any escalation in these events, or similar future events, may disrupt our operations or those of our licensees. Any of these events could also increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our licensees. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Potential political, economic and military instability in Israel may adversely affect our results of operations.

Some of our principal research and development facilities are located in, and some of our directors and senior employees are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its current trading partners, could significantly harm our business, operating results and financial condition.

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

The separation of our DSP cores licensing business from DSP Group was completed in November 2002. Immediately thereafter, we combined with Parthus. Prior to that time, we were a wholly owned subsidiary of DSP Group. Conflicts of interest may arise between DSP Group and us in a number of areas relating to our past and ongoing relationships, including labor, tax, employee benefit, indemnification, intellectual property, employee retention and recruiting and business opportunities that may be attractive to both DSP Group and us. We may not be able to resolve any of the potential conflicts of interest discussed above on favorable terms or at all.

Restrictions on our ability to take certain actions could inhibit our growth.

The agreement governing our separation from DSP Group contains restrictions on the liquidation, disposition or discontinuation of our DSP cores licensing business during the two-year period following our spin-off from DSP Group, which will end November 1, 2004. These restrictions, as well as our agreement to indemnify DSP Group if we do not comply with these restrictions, could limit our ability to grow our business and compete effectively. In addition, these restrictions and indemnification obligations could make us a less attractive acquisition or merger candidate during this period.

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

Our historical financial information may not be representative of our results as an independent company.

Our historical consolidated financial statements for periods prior to November 1, 2002 have been carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of the assets and liabilities of our business. Accordingly, this information does not necessarily reflect what our financial position, results of operations and cash flows would have been had our business operated as a separate, stand-alone entity during those periods. We have not made adjustments to the historical financial information for such periods to reflect the significant changes in the cost structure, funding and operations that resulted from the separation of the DSP cores licensing business from DSP Group and the combination with Parthus.

Some of our directors and senior employees may have conflicts of interest because of their ownership of DSP Group’s common stock or position with DSP Group.

Some of our directors and senior employees, including Eliyahu Ayalon, who serves as the Chairman of our board of directors and of the board of directors of DSP Group; Gideon Wertheizer, our Executive Vice President—Business Development and Chief Technology Officer; Issachar Ohana, our Vice President Sales of the DSP Intellectual Property Licensing Division; and Bat-Sheva Ovadia, our Chief Scientist—DSP Technologies, hold a significant number of shares of DSP Group’s common stock and options to purchase shares of DSP Group’s common stock. Ownership of DSP Group’s common stock by certain of our directors and senior employees could create, or appear to create, conflicts of interest when they are faced with decisions that could have different implications for DSP Group and us.

RISKS RELATING TO OUR

COMBINATION WITH PARTHUS

A number of factors could impair our ability to maximize the long-term potential of our combined businesses, and thereby harm our business, financial condition and operating results.

In November 2002, we combined our business with that of Parthus. Although we have integrated our businesses, we cannot assure you that such integration will ultimately be successful over the long-term or that we will be able to fully capitalize on the potential of the combined business. We may encounter future difficulties stemming from the combination, including:

•	the impairment and/or loss of relationships with employees, customers, suppliers, distributors, licensees, vendors and others;

•	adverse financial results associated with integration of the two businesses, including unanticipated expenses related to the integration and deployment of acquired technologies and personnel; and

•	the disruption of our business and distraction of our management.

In addition, our combined technology may not be as strong as anticipated, our business model may not be successful, or other unanticipated difficulties may be encountered. Further, we cannot assure you that our growth rate will equal the historical growth rates experienced by the two businesses separately.

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

The markets for programmable DSP cores and IP platforms are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. In addition, the reduction in the number of our employees in connection with our restructuring and reorganization efforts in the fourth quarter of 2002 and the first and third quarters of 2003 could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Israeli NIS and the British pound. Increases in the volatility of the exchange rates of the euro, NIS and pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We incurred foreign exchange losses of approximately $598,000 for the nine-month period ended September 30, 2003, arising principally on the translation of euro liabilities as a result of the appreciation of the euro against the U.S. dollar in the first part of 2003. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

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

All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2003.

Item 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that material information relating to ParthusCeva, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Letter Agreement dated September 5, 2003 between ParthusCeva, Inc. and Christine Russell

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

On July 22, 2003, the Company furnished a current report on Form 8-K dated July 22, 2003 under Items 9 and 12 containing a copy of a press release announcing the Company’s financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTHUSCEVA, INC.

Date: November 13, 2003	By:	/S/ CHESTER J. SILVESTRI
Chester J. Silvestri Chief Executive Officer

Date: November 13, 2003	By:	/S/ CHRISTINE RUSSELL
Christine Russell Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement dated September 5, 2003 between ParthusCeva, Inc. and Christine Russell

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer