Form 10-K
period 2003-12-31
CEVA  INC
filed 2004-03-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49842

CEVA, INC.

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last day of the Registrant’s most recent second quarter, June 30, 2003, was approximately $98 million (based upon the closing price for shares of the Registrant’s common stock of $8.18, as reported by The NASDAQ National Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 10, 2004, there were 18,379,757 shares of Common Stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Parts II and III hereof.

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

This report contains market data prepared by third parties, including Gartner-Dataquest, Forward Concepts and the Semiconductor Industry Association. Actual market results may differ from the projections of such organizations.

*****

CEVA (formerly known as ParthusCeva) was formed through the combination of Parthus Technologies plc and CEVA in November 2002. Unless otherwise indicated, the financial information in this annual report includes the results of the business of Parthus Technologies plc only for the period following the combination on November 1, 2002.

Our website address is www.ceva-dsp.com. Copies of our filings with the Securities and Exchange Commission are made available on our website as soon as practicable after filing.

PART I

ITEM 1.	BUSINESS

Company Overview

CEVA, Inc. is the leading licensor of Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house. We include among our customers more than 100 semiconductor and electronic equipment companies, including many of the world’s leading companies in this field.

In 2003, we completed the integration of the businesses of CEVA and Parthus following our combination in November 2002. We also implemented a strategic re-alignment of our operations in order to better focus on our key strengths – DSP cores and integrated application IP technologies.

Industry Background

The demand for digital wireless devices and applications has grown substantially in recent years. Equipment makers seek to capture this demand by continually offering products with enhanced features and functionality, while reducing costs. The semiconductor manufacturers that supply the chips to power these devices are under increasing pressure to add more functionality to a single chip.

These requirements for increased product functionality, higher performance and lower cost have driven demand in recent years for system-level integration. Semiconductor manufacturing processes have also advanced significantly to allow a substantial increase in the number of circuits placed on a single chip. This increased complexity of system-on-a-chip (SoC) design and manufacturing requires a high level of design resources to fully capitalize on the improvements in semiconductor manufacturing technology. Designers’ capabilities and semiconductor companies’ internal design resources have not kept pace with the advances in this technology. As a result, some chip manufacturers are facing a growing “design gap” between their increasing manufacturing potential and their limited design capabilities.

To address this “design gap,” many semiconductor designers and manufacturers are increasingly choosing to license proven intellectual property (IP), such as processor cores and application-specific IP, from third parties, rather than to develop those technologies internally. Moreover, the continuing evolution of electronic products has created significant demand for IP providers to add greater value by offering complete digital systems, including application IP and software. By relying on third parties for the most advanced designs for specialized components, system-on-a-chip designers and manufacturers can create differentiated products while reducing their development costs, complexity, risk and time to market.

Semiconductor IP licensing is a relatively new and emerging trend in the market. Gartner-Dataquest reports that the market for semiconductor intellectual property was $934 million in 2002, up from $892 million in 2001, and forecasts continued growth in the coming years.

Digital Signal Processor Cores

DSP cores process digital data and are the heart of all digital communications and multimedia devices. DSP cores are key to the functionality of a wide range of products, including cellular phones, CD players, DVD players, digital stereo systems, hard disk and optical disk drives, digital cameras and digital TVs.

A DSP core converts an analog signal (such as the human voice) to digital form, and then analyzes, manipulates and enhances the data. The signal can then be transmitted over a network (such as the cellular telephone network), compressed and stored (such as in answering machines) or recognized as a command (such as through voice recognition). DSP is used in telecommunications, speech and music processing, imaging, medicine and seismology. As the number of electronic devices that require the processing of digital data has grown, so has the demand for reliable and ever more sophisticated DSP cores and associated technology built around them. Such systems-on-a-chip include data memory components, which host the data before and after it is processed by the DSP core, and program memory components, which store the software used to operate the DSP core.

Programmable DSP cores are instructed by software to process ultra-fast mathematical calculations, generally for voice compression and decompression, multimedia (such as audio or video) compression and decompression, data compression, error correction, voice recognition and security. Given the complexity of applications for DSP, there is increasing industry demand to license complete solutions that integrate the DSP core, the associated SoC framework and the particular application. A programmable DSP-based design allows the same chip to be programmed and reprogrammed with different software and used for several generations and different applications of products, which reduces the internal development costs for manufacturers and allows them to differentiate their products by varying the software functionality. In addition, a programmable approach allows for “field upgrades” of the technology, such as replacement of software through remote downloading, rather than physical removal and replacement of the entire chip.

Internal development of a DSP core requires considerable design resources and specialization, which many semiconductor companies do not have. In today’s rapidly evolving markets with ever increasing complexity in processor cores and SoC solutions, it is usually not cost-effective for most semiconductor companies and designers to devote the engineering resources necessary to develop complicated components such as a programmable DSP core and associate tools and development systems. Therefore, companies increasingly rely on licensing other intellectual property, such as DSP cores, from third parties.

DSP cores are typically licensed either to semiconductor companies or directly to system OEMs. By choosing to license the DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions, following their own product roadmaps rather than relying on standard catalog parts from DSP suppliers. Furthermore, OEMs that license DSP cores and build their own SoC solutions can source from multiple semiconductor manufacturers and achieve competitive pricing for their silicon solutions.

According to Forward Concepts, a market research firm, worldwide programmable DSP chip shipments increased to $6.1 billion in 2000 and then decreased to $4.3 billion in 2001, before increasing to $4.9 billion in 2002 and $6 billion in 2003. Forward Concepts predicts that this market will grow 25% in 2004.

Strategy

We believe that our industry is moving towards open-standard DSP cores and away from traditional proprietary solutions. We also believe that increased semiconductor product complexity and demands for reduced time-to-market have led more companies to decide to license complete application IP solutions, rather than licensing individual components from multiple suppliers. CEVA combines expertise in DSP with integrated application IP solutions – and therefore, we believe, is well positioned to take full advantage of these major industry shifts. To do so we intend to:

•	Continue to develop sophisticated cores and frameworks. We seek to maximize our expertise in DSP for wireless and multimedia technologies to address critical customer demands. In particular, we seek to enhance our existing DSP cores and application IP with additional features and performance, while developing new offerings that will focus on other emerging applications across the range of end markets we serve.

•	Provide an integrated, open-standard solution. We seek to maximize the competitive advantage provided by our ability to offer an integrated IP solution—such as multimedia IP built around our DSP processor core architectures.

•	Focus on large and growing markets. We believe that our expertise in programmable DSP cores and application IP favorably positions us to target growing segments within the consumer electronics market, such as wireless communications, mobile computing, automotive electronics and consumer entertainment. We intend to strengthen our relationships and expand licensing and royalty arrangements with customers in those markets and to extend our customer base with key industry leaders within each of those segments. We also seek to strengthen relationships and expand licensing and royalty arrangements with our existing customers and to extend our customer base with key industry companies in order to facilitate the development of our technology.

Products

We offer a portfolio of programmable DSP cores. Around these cores we provide our Xpert Open Framework — the essential system-on-chip (SoC) software and hardware infrastructure – as well as our Xpert Applications, which are a range of DSP-centric applications from GPS to VoIP to digital multimedia. Finally, our Xpert Integration technical services group assists licensees with their development and deployment needs. The following table summarizes our current products and their primary markets:

Product	Description	Market
CEVA DSP Cores

CEVA-X	16/32 bit DSP	2.5G/3G Wireless, Consumer Media, HDTV

CEVA-Palm	16/24-bit DSP	VOIP, Wireless, Communications/Audio

CEVA-Teak	16 bit DSP (dual MAC)	VOIP, Audio, Wireless, Portable Consumer

CEVA-TeakLite	16 bit DSP	VOIP, Disk drive, DVD, Audio, Wireless

Product	Description	Market
CEVA Xpert Open Framework

Xpert-PLL	Portable PLL	Multi-market

Xpert-Tools	Compiler, debugger, API/bios, middleware	All CEVA DSPs

Xpert-Palm	CEVA-Palm based system-on-chip solution	2.5G/3G Wireless, Consumer Media

Xpert –X	CEVA-X based system-on-chip solution	2.5G/3G Wireless, Consumer Media, HDTV

Xpert-Teak	CEVA-Teak based system-on chip solution	VOIP, Audio, Wireless, Portable Consumer

Xpert-Creator	Standard software framework for plug and play software applications with CEVA DSPs	All CEVA DSPs

CEVA Xpert Applications

Xpert-Connect	Serial Communications IP	Communications, Storage

Xpert-Blue	Bluetooth communications solution	Wireless Communications

Xpert-GPS	Low signal GPS solution	Location

Xpert-Media	Video and audio encode/decode software	2.5/3G Wireless, Consumer Media, HDTV

Xpert-VOP	Voice Over Internet Protocol	Communications

Xpert Integration	IP Integration Services	CEVA IP customers

CEVA DSP Cores

We market a portfolio of synthesizable, programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, allowing customers to select a core ideally suited to their target application. Our current portfolio includes:

•	CEVA-X. The sixth generation of our DSP cores family, the CEVA-X is designed to meet a broad range of performance and cost targets. The CEVA-X is a scalable and extendable architecture capable of configurable DSP core designs for different cost and performance metrics. It is targeted at a broad range of markets and applications requiring extensive processing power, such as communications terminals, infrastructure and home entertainment. The principal features of CEVA-X are its extendibility — the architecture can be configured both for wired, high-performance environments and for low-power, wireless portable environments such as 2G cellphones; and its performance — the architecture is ranked by independent benchmarks as the fastest DSP core currently available for license.

•	CEVA-Palm. Our fifth-generation DSP core, the CEVA-Palm comprises a family of three fixed-point DSP cores offering different data widths (16, 20, and 24 bits), which allow customers to choose the most suitable data width for a particular application.

•	CEVA-Teak. Our fourth-generation DSP core, the CEVA-Teak is a 16-bit, fixed-point, dual-MAC, general-purpose DSP core featuring high-performance, low power consumption, flexibility and high through-put.

•	CEVA-TeakLite. Our third-generation DSP core, the CEVA-TeakLite is a 16-bit, fixed-point, general-purpose DSP core designed for low-power, low-voltage DSP applications and featuring high-performance and flexibility.

All CEVA DSP cores are soft cores that can be manufactured on any process, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of software and application IP.

Xpert Open Framework

Xpert is an open and re-usable framework enabling our licensees to rapidly and cost-effectively integrate application and communication IP with a CEVA DSP core. The Xpert open framework combines a standard software environment, integrated SoC peripheral hardware, integrated DSP core (CEVA-Teak, CEVA-Palm, or CEVA-X), PLL compiler and supporting tools and an integrated development environment.

The Xpert Open framework combines a software framework (Xpert-Creator), hardware platform, and CEVA/ARM inter-processor communications. Xpert hardware platforms are multipurpose, open-DSP sub-systems that integrate a CEVA DSP core, related peripherals and system interfaces. Our Xpert-Key Software Framework provides system designers with a multi-tasking run-time environment that supports multiple algorithms running concurrently on the DSP with host control.

The Xpert-Teak subsystem is a complete, licensable, DSP subsystem for low-power, low-cost, programmable, DSP-based SoC designs targeted at embedded application markets. It is fully synthesizable and process-independent, and it can be incorporated into a highly integrated SoCs. The Xpert-Teak subsystem is based around our CEVA-Teak DSP, with all required hardware peripherals. It incorporates on-chip data and program memories, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and other interfaces.

The Xpert-Palm Subsystem is built around our dual-MAC CEVA-Palm core. This is a complete, licensable, DSP subsystem for low-power, low-cost, programmable, DSP-based SoC designs targeted at embedded-application markets. It meets semiconductor and OEM vendors’ growing needs for low-power, low-cost, programmable DSP subsystem platforms for applications such as wireless base-band and application processing, digital cameras, consumer and professional audio, VoIP applications, and other emerging applications.

Xpert Applications

The convergence of computing, communications and mobility has posed an enormous challenge for semiconductor design, because system and silicon complexities for these devices have scaled exponentially. This has created significant demand for IP that delivers complete system solutions combining DSP cores, system hardware and the relevant software. Our Xpert-Applications products address this need. Xpert-Applications permit our customers to introduce feature-rich products while simultaneously minimizing their development cost, risk, complexity and time-to-market. We also offer our technology in discrete building blocks for specific functions that our customers use to develop complete systems and products. Our Xpert-Applications include:

•	Xpert-Blue, a complete platform supporting Bluetooth communications—an emerging standard for wireless communications among electronic devices over short distances.

•	Xpert-Media, an advanced digital multimedia platform that processes digital audio (such as the MP3 standard), video (such as the MPEG4 standard) and images (such as JPEG), enabling a range of multimedia applications that are deployed in mobile phones and consumer multimedia devices.

•	Xpert-GPS, a complete GPS platform delivering precise location information (less than five meters within five seconds) to any device, including mobile phones, personal digital assistants (PDAs) and GPS-enabled vehicles, anywhere in the world.

•	Xpert-VoP, is a complete Voice-over-Internet-Protocol (VoIP) platform targeted at the residential / enterprise next-generation telecom markets.

•	Xpert-Connect, a complete platform targeting high-speed communication applications such as Serial ATA (SATA) Ethernet, Fiber Channel and Xaui.

Xpert Integration Services

Through our Xpert-Integration division, we provide design services that address the business, technical, and project-management requirements of our customers.

End Markets

Our portfolio of DSP cores and integrated application IP primarily targets the wireless and consumer multimedia markets, and support products such as:

Cellular telephone handsets. The cellular handset market is currently the largest market for DSP cores technology. Cellular telephones use DSP cores for voice compression, by which the human voice is compressed after being digitized, and channel coding, by which DSP techniques are used to encode the information. Our DSP cores are currently used in all types of digital cellular telephones, and we believe they will continue to be used in the next generations of cellular telephones (2.5G and 3G). Many of these next-generation phones incorporate video, audio and data features in addition to voice, extending the use of advanced DSP cores in their designs.

Consumer multimedia. Consumer electronics constitute the second largest and fastest-growing market for DSP cores technology. DVD players, digital video recorders, digital still cameras and camcorders, digital portable music players and digital set-top boxes require DSP cores for their high fidelity audio, video and image features. DSP cores technology may also be used in the future to enhance the security of digital stored media by preventing unauthorized copies or downloads of audio and visual data.

Optical and magnetic disk drives. A disk drive controller chip controls the mechanism that reads and writes data from a memory disk platter. This market is characterized by high volume and extreme price sensitivity. Programmable DSP cores are designed to meet the requirements of this market by providing flexibility in the adoption of advanced search algorithms within the controller, resulting in the capability to support higher density, lower cost disks.

Wireline communication applications. High-speed serial communications and digital subscriber line (DSL) technology significantly increase the bandwidth of copper telephone lines for data transmission. The use of DSL-related applications is driven by the increasing demand for high-speed connectivity to the Internet. A programmable DSP core is used primarily to improve the quality of the signals received through the telephone line.

Voice-over packet network applications. This network technology enables the transmission of voice, along with video and data, over the same infrastructure in the form of small units of digital information (“packets”). This technology allows telecommunications operators to offer higher-value, unified services that combine fast data access, cheap voice rates and advanced voice and fax services to their customers. DSP technology is a key element in voice-over packet network applications.

Customers

We have licensed our DSP core designs and application IP to leading semiconductor companies throughout the world. These companies incorporate our cores and application IP into application-specific chips or custom-designed chips that they manufacture, market and sell to original equipment manufacturers (OEMs) of a variety of electronic products. We also license our cores and application IP to OEMs directly. To date, we have entered into more than 160 license agreements with more than 115 customers, including Atmel, Broadcom, Cirrus Logic, Fujitsu, Hitachi, Infineon Technologies, Kawasaki, LSI Logic, Maxim, Mitsubishi, Motorola, National Semiconductor, NEC, nVidia, Oki, Philips Semiconductors, PrairieComm, Samsung, Seiko-Epson, Sharp Microelectronics, Sony, STMicroelectronics and Texas Instruments. More than 115 of our current license agreements have royalty components, of which approximately 17 were producing royalty revenues at the end of 2003. Two customers accounted for 10% and 9% of our total revenues in 2003, respectively. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one or any small number of licensees. Information on the geographic breakdown of our revenues is contained in note 8 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through both a direct sales force and third-party distributors. As of December 31, 2003, we had 26 people in sales and marketing and field sales applications. We have sales offices and representation in 12 locations worldwide.

Maintaining close relationships with our customers is a central part of our strategy. We typically launch each new CEVA DSP core, application IP offering or upgrade with a signed license agreement with a blue-chip customer, which helps ensure that we are clearly focused on viable applications that meet broad industry needs. Staying close to our customers and strengthening these relationships is a significant part of our strategy. It allows us to create a roadmap for the future development of existing cores and application IP, and it helps us to anticipate the next potential applications for the market. We seek to use these relationships to deliver new products in a faster time to market.

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences, distributing global press releases, organizing customer seminars, posting information on our website, issuing periodic newsletters and producing marketing materials. Our marketing group runs competitive benchmarking analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, Ireland, the United Kingdom and the United States. Our distributors in Asia also maintain engineers who provide technical support services for our products. Our technical support services include:

•	assistance with implementation, responding to customer-specific inquiries, training and, when and if they become available, distributing updates and upgrades of our products;

•	application support, consisting of providing general hardware and software design examples, ready-to-use software modules and guidelines to our licensees to assist them in using our technology; and

•	design services, consisting of creating customer-specific implementations of our DSP cores and application IP offerings.

We believe that our technical support services are key factors in our licensees’ ability to embed our cores and application IP in their designs and products. Our technology is highly complex, combining a sophisticated DSP cores architecture, integrated circuit designs and development tools. Effective customer support is critical in helping our customers to implement our solutions and helps to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct detailed technical training for our licensees and their customers and meet with them on a regular basis to closely track the implementation of our technology.

Research and Development

Our research and development team is focused on improving and enhancing our existing products as well as developing new products to broaden our offering and market opportunity. These efforts are largely driven by current and anticipated customer needs.

Our research and development team consists of approximately 150 employees working in six development centers located in Ireland, Israel and the United Kingdom. This team consists of engineers who possess significant experience in developing advanced programmable DSP cores and application IP. Our research and development expenses, net of related research grants, were $17.4 million in 2003, $8.4 million in 2002 and $5.1 million in 2001. Giving effect to the combination with Parthus Technologies for the entire year 2002, our pro forma combined research and development expenses for 2002 would have been approximately $27.6 million.

We encourage our research and development personnel to maintain active roles in the various international organizations that develop and maintain standards in the electronics and related industries. This involvement allows us to influence the development of new standards; keeps us informed as to important new developments regarding standards; and allows us to demonstrate our expertise to existing and potential customers who also participate in these standards-setting bodies.

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed programmable DSP cores and with suppliers of other DSP solutions and application IP. We believe that the principal competitive elements in our field are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, ease of implementation, customer support and name recognition. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

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

We face direct competition mainly from various private intellectual property companies such as Adelante and StarCore, a venture formed by Infineon Technologies, Agere and Motorola. In addition, some large chip manufacturing companies such as ZSP, a division of LSI Logic, make their proprietary DSP technology available for license to create a second source for their technology.

In recent years, we have also faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for control and system functions in various applications, including personal digital assistants and video games. Embedded systems typically incorporate both microprocessors responsible for system management and a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, companies such as ARC, ARM Holdings, MIPS, and Tensilica have added a DSP extension to their products in addition to the microcontroller functions, which may successfully compete with our designs in applications that involve low-to-moderate DSP performance requirements.

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. These companies, which include Fujitsu, NEC and Philips, both license our designs for some applications and use their own proprietary cores for other applications. In the future, such companies may also choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

We also compete indirectly with several general-purpose semiconductor companies, such as Agere Systems, Analog Devices, Motorola and Texas Instruments. OEMs may prefer to buy general-purpose chips from large, established semiconductor companies rather than license our products. In addition, these companies are major competitors of many of the semiconductor companies that license our technologies. It is also possible that in the future these companies may choose to license their proprietary DSP cores to third parties and compete directly with us.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the Bluetooth and 802.11 technology arenas—with NewLogic and TTPcom;

•	in the GPS market—with SiRF, Snaptrack and Trimble; and

•	in the multimedia market – with ARM and Hantro.

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

We have an active program to protect our proprietary technology through the filing of patents. We hold 10 U.S. patents related to our DSP cores technology, with expiration dates between 2013 and 2020, and have 13 patent applications related to this technology pending in the United States, 9 pending in Israel, 6 pending in Japan, 5 pending in Europe and 3 pending in South Korea. We hold 22 U.S. patents related to our application IP technology, with expiration dates between 2011 and 2023, and 4 non-U.S. patents on various aspects of this technology. We also have 14 patent applications pending in the United States relating to our application IP technology and an additional 7 pending in Ireland, the United Kingdom and other jurisdictions.

We actively pursue foreign patent protection in other countries where we feel it is prudent to do so. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot be assured that any patent application filed by us will result in a patent being issued, or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we be assured that patents issued to us will not be infringed or that others will not design around our technology. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. We can provide no assurance that our pending patent applications or any future applications will be approved or will not be challenged by third parties, that any issued patents will effectively protect our technology, or that patents held by third parties will not have an adverse effect on our ability to do business.

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

We also rely on trademark, copyright and trade secret laws to protect our intellectual property. We have applied for the registration in the United States of our trademark in the name CEVA and the related CEVA logo, and currently market our DSP cores and other technology offerings under this trademark.

Employees

The table below presents the number of employees of CEVA as of December 31, 2003, by function and geographic location.

Number
Total employees	206

Function

Research and development	148
Sales and marketing	20
Technical support	6
Administration	32

Location

Ireland	83
Israel	70
United Kingdom	23
United States	19
Elsewhere	11

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

Corporate History

Our company was incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. It changed its name to ParthusCeva, Inc. in November 2002 and to CEVA, Inc. in December 2003.

ITEM 2.	PROPERTIES

Our headquarters are located in San Jose, California and we have principal offices in Dublin, Ireland and Herzeliya, Israel.

We lease land and buildings for our executive offices, engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2003:

Location	Area (Sq. Feet)	Principal Activities
San Jose, CA, U.S.	9,450	Headquarters; sales; marketing; administration
Dublin, Ireland	26,600	Research and development; administration
Herzeliya, Israel	15,800	Research and development; administration
Cork, Ireland	10,000	Research and development
Limerick, Ireland	4,000	Research and development
Belfast, Northern Ireland	8,000	Research and development
Northampton, England	13,500	Research and development

In connection with the re-alignment of our business described above, we have reviewed and continue to evaluate our property needs and to consider appropriate steps to most efficiently house our operations. We have made provisions in our financial statements for the underutilized building operating lease obligations we anticipate.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Chester J. Silvestri, age 55, has served as our Chief Executive Officer and President and as a member of our Board of Directors since June 2003 and as Chairman of our Board of Directors since February 2004. Mr. Silvestri has more than 25 years’ experience in the semiconductor industry, beginning as a design engineer and progressing through R&D, marketing, sales and executive management positions. Most recently, Mr. Silvestri held the position of CEO of Arcot Systems, a developer of credit card authentication software. Previously Mr. Silvestri held the position of chief operating officer of Tripath Technology, Inc., president of the Microelectronic Division of SUN Microsystems, Inc., and vice president and general manager of the Technology Licensing division of MIPS Computer Systems, Inc.

Gideon Wertheizer, age 47, has held various positions with CEVA since joining us in January 2001, currently serving as our Executive Vice President, CEVA DSP Cores. Previously he served as our Executive Vice President—Business Development & Chief Technology Officer, and as our Chief Executive Officer & President. Mr. Wertheizer was with DSP Group from 1990 to early 2001, ultimately as Executive Vice President of Intellectual Property.

Christine Russell, age 54, has served as our Chief Financial Officer, Treasurer and Secretary since October 2003. Ms. Russell has been a financial executive in technology businesses for more than 20 years, most recently as CFO of Persistence Software, Inc., a Nasdaq listed company. Previously, Ms. Russell was CFO of Cygnus Solutions (RedHat), a provider of development tools and platforms for embedded technologies, and served in various financial executive positions with Xerox for 8 years. Ms. Russell is a director and chair of the audit committee of Peak International, Ltd.

Issachar Ohana, age 38, has served as our Vice President, Worldwide Sales since November 2002. Prior to joining us, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000.

In 2002, we adopted a Code of Business Conduct regarding the standards of conduct of our employees. We are currently finalizing a new Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. We intend to adopt this new code prior to our 2004 annual meeting, and will make it available on our website at www.ceva-dsp.com.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ National Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 1, 2004, there were 9,009 holders of record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The closing price of our common stock on The NASDAQ National Market on March 10, 2004 was $10.01 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

	Price Range of Common Stock
	High	Low
2002
Fourth Quarter (from November 1)	$7.01	$4.47

2003
First Quarter	$5.89	$2.95
Second Quarter	$8.18	$3.18
Third Quarter	$10.23	$7.37
Fourth Quarter	$10.41	$7.37

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Information as of December 31, 2003 regarding options granted under our option plans and remaining available for issuance under those plans is contained in the definitive proxy statement for our Annual Meeting of Stockholders to be held in May 2004 and incorporated herein by reference.

2004 Annual Meeting of Stockholders

We anticipate that the 2004 annual meeting of our stockholders will be held on May 5, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

CEVA was formed through the combination of Parthus Technologies plc and CEVA in November 2002. Prior to that date, our DSP cores licensing business was part of DSP Group, Inc. With respect to periods prior to November 1, 2002, the financial data below have been prepared as if the separation of this business had been in effect throughout the relevant periods. The financial statements show this business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business, as described in note 1 to our financial statements, which appear elsewhere in this Annual Report. The financial data below include the results of the business of Parthus Technologies only for the period following the combination on November 1, 2002.

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, both appearing elsewhere in this Annual Report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	$16,249	$19,951	$20,959	$14,739	$29,795
Other revenue	1,952	2,959	4,285	4,457	7,041

Total revenues	18,201	22,910	25,244	19,196	36,836
Cost of revenues	207	410	1,251	2,168	6,061

Gross profit	17,994	22,500	23,993	17,028	30,775
Operating expenses:
Research and development, net	3,230	4,835	5,095	8,414	17,382
Sales and marketing	1,997	2,466	2,911	3,356	6,058
General and administrative	2,480	2,810	2,839	3,557	6,109

Amortization of other intangible assets	—	—	—	189	1,127
In-process research and development	—	—	—	15,771	—
Reorganization, restructuring and severance charge	—	—	—	6,442	8,620
Impairment of assets	—	—	—	—	3,233

Total operating expenses	7,707	10,111	10,845	37,729	42,529

Operating income (loss)	10,287	12,389	13,148	(20,701)	(11,754)
Other income (expense), net	292	322	462	(207)	63

Income (loss) before taxes on income	10,579	12,711	13,610	(20,908)	(11,691)
Taxes on income	1,453	3,438	3,255	1,014	300

Net income (loss)	$9,126	$9,273	$10,355	$(21,922)	$(11,991)

Basic and diluted net income (loss) per share	$1.01	$1.03	$1.15	$(2.15)	$(0.66)

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$1,173	$411	$1,996	$58,318	$53,440
Total assets	6,915	9,615	12,197	135,182	119,433
Total stockholders’ equity	$2,556	$2,020	$4,345	$110,072	$98,479

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financials statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially include those set forth under “Factors That Could Affect Our Operating Results”, as well as those otherwise discussed in this section and elsewhere in this annual report. See “Forward-Looking Statements and Industry Data”.

BUSINESS OVERVIEW

CEVA licenses to semiconductor companies and electronic equipment manufacturers Digital Signal Processor (DSP) cores and related IP solutions that enable a wide variety of electronic devices, including wireless and handheld devices, consumer electronics products, GPS devices, consumer audio products and automotive applications.

During the fourth quarter of 2003, we implemented a strategic re-alignment of our operations in order to better focus on our key strengths – DSP cores and integrated application IP technologies. We also introduced our newest DSP core, the CEVA-X, with an architecture that we believe achieves new levels of performance, power efficiency and scalability that we believe will enable us to capture an increased share of the licensed DSP cores market. We licensed CEVA-X to a leading handset manufacturer and a leading semiconductor company during the quarter.

In connection with our business re-alignment, we ceased producing and selling chips embodying our technology, which we refer to as “hard IP” manufacturing, and certain non-strategic technology areas. We incurred a reorganization, restructuring and severance charge of approximately $5.8 million and a non-cash asset impairment charge of $3.2 million in the fourth quarter. We had cash outflow of approximately $3 million in the fourth quarter in relation to restructuring and reorganization costs; in 2004, we expect a cash outflow of approximately $3.4 million in respect of restructuring and reorganization costs accrued at December 31, 2003.

We believe that as a result of these steps we will be better positioned to exploit our strengths in DSP technology.

Our strategy is to engage in licensing and royalty agreements with leading semiconductor manufacturers and OEMs that have a track record of successful adoption and deployment of key next-generation technologies. In addition, we derive a portion of our revenues from services, which include support and maintenance as well as design and deployment consulting.

Contractual Terms

Although the precise terms of our license agreements vary from licensee to licensee, they generally require payment of an initial license fee and ongoing per-unit royalties. Under the terms of these license agreements, we may also provide integration services and support and maintenance to help accelerate the customer’s product development cycle. Key features of these arrangements include:

•	Initial license fees. Initial license fees are typically non-refundable and are generally paid in installments either upon delivery of our IP or upon reaching defined development milestones where customization of our IP is required. Our licenses are typically perpetual in duration. Some of our licenses have extended payments beyond 12 months; such agreements would typically have terms of 15 to 18 months.

•	Royalties. A per-unit royalty is paid for each product incorporating our intellectual property that is sold, supplied or distributed by the licensee. These royalties are calculated either as a percentage of the licensee’s sale price per product or as a fixed amount per unit sold. We generally give volume pricing to our licensees, and our per-unit royalty rate under a license will decrease as more products incorporating our intellectual property are shipped. As products incorporating our technology are brought to market, we expect revenue from royalties to increase. We have no control, however, over when our customers will ultimately bring such products to market. Some of our licenses include prepaid royalties, in which a customer pays the royalties on a certain minimum number of products at the time we sign the license, which are typically non-refundable.

•	Support and maintenance. We generally require licensees to pay a quarterly support and maintenance fee for a minimum of one year. After that mandatory period, the customer may extend the support and maintenance agreement on an annual basis.

We seek to leverage our substantial investment to date in research and development and to utilize our experienced R&D staff to enhance our technology offerings and to drive future revenue growth by offering cutting-edge solutions. We also anticipate that, as the global economy in general and the consumer electronics industry in particular recover, we will realize increased royalty revenues, which will incrementally increase our profit margins.

Corporate Background

CEVA was formed through a spin-off of the DSP cores licensing business of DSP Group and its combination with Parthus Technologies in November 2002. At that time, (1) DSP Group contributed the DSP cores licensing business to CEVA, which was then its wholly owned subsidiary; (2) DSP Group distributed all of the existing common stock of CEVA to the stockholders of DSP Group; and (3) CEVA immediately thereafter combined with Parthus Technologies. These transactions are described in detail in the Report on Form 8-K of CEVA dated November 1, 2002, as amended.

With respect to periods prior to November 2002, the discussion below assumes that the separation of the DSP cores licensing business from DSP Group had been in effect throughout the relevant periods. Our financial statements for such periods show the DSP cores licensing business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business, as described in note 1 to our financial statements included elsewhere in this annual report. This information may not reflect what our financial position or results of operations actually would have been had we operated as a separate, stand-alone entity for such periods, and may not be indicative of our future financial position or results of operations. This discussion includes the results of the business of Parthus only for the period following the combination in November 2002.

RESULTS OF OPERATIONS

The following table presents line items from our statement of operations as percentages of our total revenues for the periods indicated:

	2001	2002	2003
Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	83.0%	76.8%	80.9%
Other revenue	17.0%	23.2%	19.1%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	5.0%	11.3%	16.5%
Gross profit	95.0%	88.7%	83.5%
Operating expenses:
Research and development, net	20.2%	43.8%	47.2%
Sales and marketing	11.5%	17.5%	16.4%
General and administrative	11.2%	18.4%	16.6%
Amortization of other intangible assets	—	1.0%	3.0%
In-process research and development charge	—	82.2%	—
Reorganization, restructuring and severance charge	—	33.6%	23.4%
Impairment of assets	—	—	8.8%

Total operating expenses	42.9%	196.5%	115.4%

Income (loss) from operations	52.1%	(107.8)%	(31.9)%
Other income (expense), net	1.8%	(1.1)%	0.2%

Income (loss) before taxes	53.9%	(108.9)%	(31.7)%
Provision for income taxes	12.9%	5.3%	(0.8)%

Net income (loss)	41.0%	(114.2)%	(32.5)%

Discussion and Analysis

Below we provide information on the significant line items in our statement of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers in these line items from year-to-year.

Revenues

Total Revenues

	2001	2002	2003
Total revenues (in millions)	$25.2	$19.2	$36.8
Change year-on-year	—	(24.0)%	91.9%

The increase in total revenues from 2002 to 2003 reflected both increased licensing and royalty revenue and a full year of revenues from our design and consulting services and our hard IP manufacturing product line following the combination with Parthus in November 2002. We ceased our hard IP manufacturing product line and certain non-strategic technology areas in the fourth quarter of 2003 as part of our strategic realignment; we had recorded approximately $1.0 million in revenue quarterly from these products in recent periods.

The decrease in total revenues from 2001 to 2002 was due in large part to the slowdown in the global economy, which resulted in delays in licensing decisions on a number of potentially significant deals towards the end of 2002, offset by the added revenue derived from the Parthus business following our combination with that company in November 2002.

Revenue from one customer accounted for 10% of total revenues in 2003. Revenues from two customers accounted for 13% and 11% of total revenues in 2002. Revenues from three customers accounted for 24%, 15% and 14% of total revenues in 2001. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter.

Licensing and Royalty Revenues

	2001	2002	2003
Licensing and royalty revenues (in millions)	$21.0	$14.7	$29.8

Change year-on-year	—	(29.7)%	102.2%

of which:

Licensing revenues (in millions)	$13.7	$12.3	$25.7

Change year-on-year	—	(10.1)%	109.2%

	2001	2002	2003
Royalty revenues (in millions)	$7.3	$2.4	$4.1

Change year-on-year	—	(66.5)%	66.5%

The increase in licensing revenues from 2002 to 2003 reflected increased revenues from our DSP cores and integrated application technologies reflecting the full year sales activity of the combined CEVA and Parthus businesses. The decrease in licensing revenues from 2001 to 2002 was a result of the severe downturn and challenging market conditions in the semiconductor industry and the slowdown in the wireless and cellular market. Licensing and royalty revenues accounted for 80.9% of our total revenues in 2003, compared with 76.8% and 83.0% of total revenues in 2002 and 2001, respectively.

The increase in unit royalty revenues from 2002 to 2003 reflects increased unit shipments of our CEVA-Teak core by licensees in 2.5G cellular and DVD Servo product areas, offset to some extent by a decrease in the unit shipments of lower royalty-generating end-of-life 2G products. The decrease in unit royalty revenues from 2001 to 2002 was primarily due to delays in licensing decisions on a number of significant deals and lower per-unit royalties from some license agreements due to volume pricing.

We had 17 royalty-paying licensees in 2003, 13 in 2002 and 10 in 2001. Royalty-generating licensees reported sales of 54.7 million chips incorporating our technology in 2003, compared with 81.1 million in 2002 and 79.2 million in 2001. The decrease in units shipped in 2003 reflects the reduction of shipments of 2G products in 2003 by one customer as it transitioned to 2.5G products, offset to some extent by increased unit shipments of 2.5G, cellular and DVD Servo products by other customers. Three royalty-generating licensees accounted for 37%, 18% and 17% of total unit royalty revenues in 2003. Two royalty-generating licensees accounted for 45% and 29% of total unit royalty revenues in 2002. Five royalty-generating licensees shipped in excess of 5 million units in 2003.

Other Revenues

	2001	2002	2003
Other revenues (in millions)	$4.3	$4.5	$7.0

Change year-on-year	—	4.0%	58.0%

The increase in other revenues from 2002 to 2003 was primarily due to revenues generated in design and consulting services and hard IP manufacturing of $3.5 million reflecting the full year sales activity of the combined CEVA and Parthus businesses. The increase in other revenues from 2001 to 2002 was primarily due to revenues generated in design and consulting services and hard IP manufacturing of $800,000 following the combination with Parthus, offset by a decrease in support and maintenance revenues of $600,000. The decrease in support and maintenance revenues reflected fewer support and related services to our DSP cores licensees in 2002 as a result of the slowdown in the global wireless and cellular markets.

Geographic Revenue Analysis

	2001		2002		2003
	(in millions, except percentages)
United States	$10.9	43.0%	$7.2	37.6%	$17.4	47.2%

Europe, Middle East, Africa	$7.1	28.3%	$7.6	39.4%	$11.4	31.0%

Asia	$7.3	28.7%	$4.4	23.0%	$8.0	21.8%

Revenues increased in absolute terms in all regions from 2002 to 2003, reflecting greater sales activity and penetration in all markets. The percentage increase in revenues from the United States reflects our increased sales focus on that market during the period. We relocated our executive team, including our VP of sales, to our San Jose headquarters, which has given us a greater sales presence in the country and which we anticipate will support a continued increase in overall revenues in the United States.

Cost of Revenues

	2001	2002	2003
Cost of revenues (in millions)	$1.3	$2.2	$6.1

Change year-on-year	—	73.3%	179.6%

Cost of revenues accounted for 16.5% of total revenues in 2003, compared with 11.3% in 2002 and 5.0% in 2001. The absolute increase in cost of revenues in 2003 reflected increased revenues and in 2002 reflected the change in revenue mix following the combination with Parthus; the increase in cost of revenues as a percentage of total revenues was primarily due to a decrease in the portion of revenues derived from higher gross margin royalties.

Cost of revenues includes related labor costs and, where applicable, travel, related overhead and material costs.

Operating Expenses

	2001	2002	2003
Total operating expenses (in millions)	$10.8	$37.7	$42.5

Change year-on-year	—	247.9%	12.7%

The increase in total operating expenses from 2002 to 2003 reflects increased research and development, sales and marketing and general and administrative costs, which amounted to $29.5 million compared with $15.3 million in 2002. The increase in these costs was a result of higher average numbers of staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs throughout 2003 following the combination with Parthus.

Reorganization, restructuring and severance charges totaled $8.6 million in 2003 and $6.4 million in 2002. These charges in 2003 resulted from the transition of our executive management team to San Jose, severance costs and employee-related liabilities, and provision for underutilized building operating lease obligations in connection with the re-alignment of our business in the fourth quarter. Amortization charges were $1.1 million in 2003 and $0.2 million in 2002, reflecting the intangibles acquired in the combination with Parthus. There was a non-cash charge for impairment of assets of $3.2 million in 2003 and a non-cash charge of $15.8 million in connection with the write-off of in-process research and development expenses in 2002.

The increase in total operating expenses from 2001 to 2002 principally reflects one-time non-cash charges of $15.8 million relating to in-process research and development, $14.2 million of which arose in connection with the combination with Parthus and $1.6 million of which arose in connection with an acquisition of wireless design technology in the fourth quarter of 2002. In addition, we incurred a restructuring charge of $6.4 million representing primarily severance costs and provision for underutilized building operating lease obligations following a headcount reduction in November 2002. We also continued our investment, internally and by acquisition, in developing and licensing a strong technology portfolio. The investment has resulted in higher numbers of engineering staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs required to support our investments following the combination with Parthus.

Research and Development Expenses, Net

	2001	2002	2003
Research and development expenses, net (in millions)	$5.1	$8.4	$17.4

Change year-on-year	—	65.1%	106.6%

Research and development expenses, net of related government grants, increased to $17.4 million in 2003 from $8.4 million in 2002 and $5.1 million in 2001. This increased cost primarily reflects higher labor and associated costs resulting from increased average headcount and increased investment in design tools and sub-contract design throughout 2003 and late 2002 following the combination with Parthus in November 2002. Research and development expenses, net of related government grants, were 47.2% of total revenues in 2003, compared with 43.8% in 2002 and 20.2% in 2001. We recorded research grants from the MAGNET programs of the Chief Scientist of Israel and under the RTI funding program of Enterprise Ireland of $2.0 million in 2003 compared with $869,000 in 2002 and $542,000 in 2001. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under the MAGNET programs. The average number of research and development personnel in 2003 was 189, compared with 83 in 2002. The number of research and development personnel was 154 at December 31, 2003, compared with 190 at year-end 2002 and 47 at year-end 2001.

Research and development expenses consist primarily of salaries and associated costs connected with the development of our intellectual property. Because technological feasibility is generally not established until all design, coding and testing activities are completed, we expense all development costs as incurred. Work that we perform to develop technology for customers on a fee-for-services basis is not included in research and development expenses; nevertheless, we generally retain the right to use intellectual property developed in this manner. Research and development expenses include payments that we make to third parties to license technology from them when we incorporate their technology into our intellectual property as part of our research and development activities. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses.

Sales and Marketing Expenses

	2001	2002	2003
Sales and marketing expenses (in millions)	$2.9	$3.4	$6.1

Change year-on-year	—	15.3%	80.5%

The increase in sales and marketing expenses from 2002 to 2003 was primarily due to an increase in the number of sales and marketing personnel throughout 2003 and the later part of 2002 to support our increased sales and marketing efforts following the combination with Parthus. The average number of sales and marketing personnel in 2003 was 20 compared with 14 in 2002. The total number of sales and marketing personnel was 20 at December 31, 2003, compared with 21 at year-end 2002 and 5 at year-end 2001.

Sales and marketing expenses as a percentage of total revenues were 16.4% in 2003, compared with 17.5% in 2002 and 11.5% in 2001. The percentage movement reflects the increase in revenue in 2003 compared with 2002 and the decrease in revenue in 2002 compared with 2001.

Sales and marketing expenses consist of salaries, commissions, travel and other costs associated with sales and marketing activity, as well as advertising, trade show participation, public relations and other marketing costs.

General and Administrative Expenses

	2001	2002	2003
General and administrative expenses (in millions)	$2.8	$3.6	$6.1

Change year-on-year	—	25.3%	71.7%

The increase in absolute terms reflects our commitment to investing in a management and administrative structure to support our business going forward and increased facility costs throughout 2003 and the later part of 2002 following our combination with Parthus. General and administrative expenses consist primarily of salaries, information systems and technology infrastructure, facilities costs, finance and human resources related costs, and depreciation. The average number of general and administrative personnel throughout 2003 was 33 compared with 13 in 2002. The total number of general and administrative personnel was 32 at December 31, 2003, compared with 32 at year-end 2002 and 7 at year-end 2001.

Amortization of Intangibles

	2001	2002	2003
Amortization of other intangible assets (in millions)	—	$0.2	$1.1

Change year-on-year	—	—	496.3%

The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus. As of December 31, 2003 and 2002, the amount of other intangible assets was $3.5 and $5.5 million, respectively. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $222,000 per quarter.

In-process Research and Development

	2001	2002	2003
In-process research and development charge (in millions)	—	$15.8	—

The in-process research and development charge in 2002 represented one-time non-cash charges of $14.2 million arising in connection with the combination with Parthus and $1.6 million relating to certain wireless design technology which had not reached technological feasibility and had no alternative future use. Both these amounts were expensed in the fourth quarter of 2002. The projects to develop these technologies were abandoned in 2003.

Reorganization, Restructuring and Severance Charge

Our management and board of directors approved reorganization and restructuring plans in 2003, which resulted in a total charge of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included are severance charges and employee-related liabilities arising in connection with a head-count reduction of 40 employees, underutilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease manufacturing our hard IP products and certain non-strategic technology areas.

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease.

We incurred a restructuring charge of $6.4 million following the rationalization of certain product lines in the fourth quarter of 2002 to enhance strategic focus and to further reduce costs. This principally resulted in severance costs following a headcount reduction of 46 employees and underutilized building operating lease charges arising from a reduction in our facility requirements.

Impairment of Assets

We recorded an impairment charge of $910,000 in 2003 in respect of redundant assets, as well as an impairment charge of $973,000 in respect of certain technology acquired in the combination with Parthus and the “Parthus” name, which we abandoned as part of our corporate rebranding. These charges related to the realignment of our business, including the decision to cease manufacturing Hard IP products and certain non-strategic technology areas.

In December 2003, we also recognized an impairment charge of $1.35 million in relation to a minority investment in a private company acquired on the combination with Parthus. Management assessed the carrying value of the investment after taking into consideration the potential discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which this private company operates.

Other Income, Net

	2001	2002	2003
Other income, net (in millions)	$0.46	$(0.20)	$0.06

Change year-on-year	—	(144.8)%	130.4%

of which:

Interest income (in millions)	$0.46	$0.28	$0.75

Change year-on-year	—	(40.0)%	171%

Foreign exchange (loss) (in millions)	—	$(0.48)	$(0.69)

Change year-on-year	—	—	41.9%

Other income consists of interest earned on investments and foreign exchange losses. The increase in interest earned in 2003 reflects higher cash balances held throughout 2003 compared with 2002 as a result of the cash contribution to CEVA by DSP Group in connection with the spin-off from DSP Group and the cash balances of Parthus at the time of the combination. The decrease in interest earned from 2001 to 2002 reflected the lower interest rate environment in 2002, which impacted overall returns on cash and cash equivalents invested. Foreign exchange losses in 2002 and 2003 primarily reflect the impact of the appreciation of the euro against the U.S. dollar on our euro liabilities.

Provision for Income Taxes

	2001	2002	2003
Provision for income taxes (in millions)	$3.3	$1.0	$0.3

Change year-on-year	—	(68.8)%	(70.4)%

The reduction in the provision of income taxes in 2003 reflects losses incurred domestically and in certain foreign jurisdictions. The reduction in the provision for income taxes from 2001 to 2002 reflects lower revenues and consequently lower taxable profits in 2002 compared with 2001. The provisions for income taxes for 2001 and for the first 10 months of 2002 relate to periods during which we were a wholly owned subsidiary of DSP Group.

LIQUIDITY AND CAPITAL RESOURCES

CEVA became a stand-alone business in November 2002, when the separation and spin-off of the DSP cores licensing business from DSP Group and the combination with Parthus were effected. Immediately prior to the separation and spin-off, all of the year-end available cash from the operations of the DSP cores licensing business was transferred to DSP Group. As part of the assets contributed to us in the separation, DSP Group made a total net contribution to our company of $45.6 million, including $7.6 million in transaction expenses relating to the combination. At the time of the combination, Parthus Technologies had net cash of $42.1 million. As of December 31, 2003, we had approximately $59.1 million in cash and cash equivalents.

Net cash used in operating activities in 2003 was $12.8 million, compared with $1.9 million of net cash used in operating activities in 2002 and $9.5 million of net cash provided by operating activities in 2001. The net cash outflow from operating activities in 2003 included the settlement of merger-related costs of approximately $3.1 million following the combination with Parthus and cash outflow in connection with restructuring and reorganization costs incurred in 2003 and the last quarter of 2002 amounting to approximately $6.5 million. The net cash outflow from operating activities in 2002 principally reflects the settlement arrangements contained in our combination agreement with Parthus Technologies, pursuant to which trade receivables and other accounts receivables and prepaid expenses together with income taxes payable prior to November 1, 2002 were settled by DSP Group. Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $5.0 million of restructuring and reorganization costs accrued at December 31, 2003, we expect a cash outflow of approximately $3.4 million in 2004, primarily relating to underutilized building rental payments and employee-related costs, including the possible repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our debtors and interest earned from our cash holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in the contracts. In 2003, we signed four license contracts with extended payment terms of between 15 and 18 months, generating revenue of $2.2, of which $1.1 million is collectable in 2004 and $125,000 in 2005.

Cash acquired in connection with the separation from DSP Group and on the acquisition of Parthus has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $2.7 million in 2003, $860,000 in 2002, and $1.5 million in 2001. The high level of capital expenditures in 2003 was principally due to investments in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $142,000 in 2003 compared with $124,000 in 2002.

We had cash outflow of $72,000 for acquired technology in 2003. Cash required for investments consisted of approximately $1.6 million invested in November 2002 in the design and development of digital media solutions for both wireless infrastructures and computer product applications.

Net cash provided by financing activities of $398,000 in 2003 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan. Net cash provided by financing activities of $35.7 million in 2002 reflects the issuance of shares and capital return of $4.3 million to DSP Group as part of the combination with Parthus on November 1, 2002

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2003:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	31,865	2,338	4,103	3,335	22,089
Operating Lease Obligations – Other	1,232	630	602	—	—
Purchase Obligations	1,616	1,616	—	—	—

Total	34,713	4,584	4,705	3,335	22,089

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. The most material of these obligations relates to the lease on our Harcourt Street offices in Dublin, which involves a total commitment of $17.4 million over the remaining 18 years of the agreement. A portion of this space is currently underutilized as a result of the re-alignment of our business and related headcount reductions in 2003, which is further discussed in note 10 to our audited financial statements, which appear elsewhere in this annual report.

Other operating lease obligations relate to license agreements entered into for maintenance of design tools of $180,000 and obligations under motor vehicle leases of $1.1 million.

Purchase obligations consist of capital commitments of $877,000 and operating purchase order commitments of $739,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowances for Doubtful Accounts

•	Accounting for Income Taxes

•	Impairment of Goodwill and Other intangible assets

•	Reorganization, restructuring and severance charge

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically.

A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

We believe that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and specification and testing requirement changes.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

Goodwill

Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

In October 2003, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end.

Should our market capitalization decline, in assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

Other Intangible Assets

Other intangible assets are amortized to the Statement of Operations over the period during which benefits are expected to accrue, currently estimated at five years.

We recorded a $1.1 million impairment charge in 2003 in respect of certain technology acquired in the combination with Parthus; the “Parthus” name, which we abandoned as part of our corporate rebranding; and steps connected with the realignment of our business, including the decision to cease hard IP manufacturing and certain non-strategic technology areas.

The determination of the value of such intangible assets requires us to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

Reorganization, restructuring and severance charge

In the first, third and fourth quarters of 2003, we recorded reorganization, restructuring and severance charges of $1,380,000, $1,402,000 and $5,838,000 respectively. The charges arose in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S., and the related resignations of our Ireland-based chief executive officer and chief financial officer and the resignations of our Chairman and Vice-Chairman from their executive management positions. Also included are severance charges for 40 employees, underutilized building operating lease obligations and commitment charges and a charge for redundant assets arising from a reduction in headcount and facility requirements.

We were required to make certain estimates and assumptions in assessing the operating lease obligations arising from a reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an estimate of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) an estimate of the percentage increases in the head lease rent and the sublease rent at each five-year rent review, and (4) the application of a discount rate of 4.75% over the remaining period of the lease. If these estimates or the related assumptions change in the future, we could be required to record a reduction in or additional restructuring charges.

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

RISKS RELATING TO OUR MARKETS

The industries in which we license our technology have experienced a challenging period of slow growth that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003, a recovery appeared to begin. If this apparent recovery is not sustained through 2004 and beyond, however, our business could be further materially and adversely affected.

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

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers may also decide to satisfy their needs through in-house design and production. We compete on the basis of price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation, and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timing of the introduction of new or enhanced technologies, as well as the market acceptance of such technologies;

•	new product announcements and introductions by competitors;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	our lengthy sales cycle

•	the gain or loss of significant licensees; and

•	changes in our pricing policies and those of our competitors.

We rely significantly on revenue derived from a limited number of licensees.

We expect that a limited number of licensees, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products and our sales and marketing skills. Our failure to obtain future customer licenses would impede our future revenue growth.

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

RISKS RELATING TO

POLITICAL AND ECONOMIC DEVELOPMENTS

Our operations in Israel may be adversely affected by instability in the Middle East region.

One of our principal research and development facilities are located in, and some of our directors and executive officers are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

The agreement governing our separation from DSP Group restricts us from liquidating, disposing of or discontinuing our DSP cores licensing business during the two-year period following our spin-off, which will end November 1, 2004. Although we have no plans to take any such steps, such restrictions, as well as our agreement to indemnify DSP Group if we do not comply with these restrictions, could limit our flexibility. In addition, these restrictions and indemnification obligations could make us a less attractive acquisition or merger candidate during this period.

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

Some of our directors and executive officers, including Eliyahu Ayalon, who serves as the chairman of the board of directors of DSP Group; Gideon Wertheizer, our Executive Vice President—CEVA DSP Cores; and Issachar Ohana, our Vice President, Worldwide Sales, hold a significant number of shares of DSP Group’s common stock and options to purchase shares of DSP Group’s common stock. Ownership of DSP Group’s common stock by certain of our directors and executive officers could create, or appear to create, conflicts of interest when they are faced with decisions that could have different implications for DSP Group and us.

ADDITIONAL RISKS RELATING TO OUR BUSINESS

Our success will depend on our ability to manage our geographically dispersed operations successfully.

Although we are headquartered in San Jose, California, most of our employees are located in Ireland and Israel. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage our remote operations, our business may be harmed.

We may not be successful in licensing integrated, system-level solutions.

We offer our application IP built around our DSP cores, and continue to offer our DSP cores and application IP on a stand-alone basis. We have limited experience in offering DSP cores and application IP as an integrated solution. Future licenses for these integrated solutions may be on terms less favorable than we currently anticipate.

If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

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

Although we are not currently involved in any litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Claims against us may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

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

The future growth of our business depends in part on our ability to license to system OEMs and small-to-medium-sized semiconductor companies directly and to expand our sales geographically.

Historically a substantial portion of the revenues from the licensing of our products has been derived in any period from a relatively small number of licensees. Because of the substantial license fees we charge, our customers tend to be large semiconductor companies or vertically integrated system OEMs. Part of our current growth strategy is to broaden the adoption of our products by small to mid-size companies by offering different versions of our products, targeted at these companies. In addition we plan to continue expanding our sales to include additional geographies. Asia, in particular, is a region we have targeted for growth. If we are unable to effectively develop and market our intellectual property through these models, our revenues will continue to be dependent on a smaller number of licensees and a less geographically dispersed pattern of licensees, which could harm our business and results of operations.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We incurred foreign exchange losses of approximately $690,000 in 2003 and $484,000 in 2002, arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations. We review monthly our non-U.S. dollar denominated liabilities and look to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations.

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

All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Supplementary Data on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that material information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors required by this item is incorporated herein by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held in May 2004 (the “2004 Proxy Statement”). Information regarding the members of the Audit Committee, the identification of the Audit Committee Financial Expert, shareholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2004 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by each of these items is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

—  Consolidated Balance Sheets as of December 31, 2003 and 2002.

—  Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

—  Statements of Changes in Stockholders’ Equity and Related Company Investment for the Years Ended December 31, 2003.

—  Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

2. Financial Statement Schedules:

—  Schedule II: Valuation of Qualifying Accounts and Reserves

Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

3. Exhibits:

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Some of these documents have previously been filed as exhibits with the Securities and Exchange Commission and are being incorporated herein by reference to such earlier filings. CEVA’s file number under the Securities Exchange Act of 1934 is 000-49842.

(b) Reports on Form 8-K.

CEVA furnished or filed the following reports on Form 8-K during the fourth quarter of 2003:

On October 21, 2003, CEVA furnished a current report on Form 8-K under Item 12 containing a copy of a press release announcing CEVA’s financial results for the third quarter of 2003.

On December 8, 2003, CEVA furnished a current report on Form 8-K under Item 5 containing a copy of a press release and related materials in connection with the change of the company’s corporate name.

On December 16, 2003, CEVA furnished a current report on Form 8-K under items 7 and 9 containing a copy of a press release in connection with a realignment of CEVA’s business and updated guidance for the fourth quarter of 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of CEVA, INC.

We have audited the accompanying consolidated balance sheet of CEVA, Inc. (the “Company”) and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and Related Company investment and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG

Dublin, Ireland

January 24, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of CEVA, Inc. (formerly ParthusCeva, Inc.)

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and Related Company investment and cash flows for the years then ended. Our audits also included the financial statements schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit in order to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Kost Forer Gabbay & Kassierer
KOST FORER GABBAY & KASSIERER (Formerly Kost Forer & Gabbay)
A Member of Ernst & Young Global

Tel-Aviv, Israel

January 21, 2003

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$73,810	$59,130
Trade receivables (net of allowance for doubtful accounts of $ 250 in 2002 and $ 795 in 2003)	6,471	10,226
Other accounts receivable and prepaid expenses (note 5)	1,748	1,945
Inventories, net	168	—

Total current assets	82,197	71,301

Long-term investments:
Severance pay fund	1,152	1,487
Investment in other company (note 2)	1,350	—

	2,502	1,487

Property and equipment, net (note 3)	6,593	4,792
Goodwill (note 4)	38,398	38,398
Other intangible assets, net (note 4)	5,492	3,455

	50,483	46,645

Total assets	$135,182	$119,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,491	$3,030
Accrued expenses and other payables (note 6)	18,982	12,876
Taxes payable	1,291	891
Deferred revenues	1,115	1,064

Total current liabilities	23,879	17,861

Long term liabilities:
Accrued severance pay	1,231	1,510
Accrued liabilities (note 6)	—	1,583

Total long term liabilities	1,231	3,093

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2002 and 2003; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 100,000,000 shares authorized at December 31, 2002, and 2003; 18,053,507 and 18,167,332 shares issued and outstanding at December 31, 2002 and 2003, respectively	18	18
Additional paid in capital	134,051	134,449
Accumulated deficit	(23,997)	(35,988)

Total stockholders’ equity	110,072	98,479

Total liabilities and stockholders’ equity	$135,182	$119,433

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Licensing and royalties	$20,959	$14,739	$29,795
Other revenue	4,285	4,457	7,041

Total revenues	25,244	19,196	36,836

Cost of revenues	1,251	2,168	6,061

Gross profit	23,993	17,028	30,775

Operating expenses:
Research and development, net	5,095	8,414	17,382
Selling and marketing	2,911	3,356	6,058
General and administrative	2,839	3,557	6,109
Amortization of intangible assets	—	189	1,127
In-process research and development	—	15,771	—
Reorganization, restructuring and severance charge	—	6,442	8,620
Impairment of assets	—	—	3,233

Total operating expenses	10,845	37,729	42,529

Operating income (loss)	13,148	(20,701)	(11,754)
Other income (expense), net	462	(207)	63

Income (loss) before taxes on income	13,610	(20,908)	(11,691)
Taxes on income	3,255	1,014	300

Net income (loss)	$10,355	$(21,922)	$(11,991)

Basic and diluted net income (loss) per share	$1.15	$(2.15)	$(0.66)

Weighted average number of shares of Common Stock used in computation of basic and diluted net income (loss) per share (*)	9,041	10,177	18,106

(*)	Weighted average number of shares of Common Stock used in computation of basic and diluted net income per share for the year 2001 presented after giving effect to retirement of Common Stock.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND RELATED COMPANY INVESTMENT

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Related Company investment	Accumulated deficit	Total stockholders’ equity and Related Company investment
	Shares	Amount
Balance as of January 1, 2001	20,000,000	$20		$—	$2,000	$—	$2,020
Net Income	—	—		—	—	10,355	10,355
Capital return to Related Company	—	—		—	—	(10,355)	(10,355)
Contribution from Related Company	—	—		—	2,325	—	2,325

Balance as of December 31, 2001	20,000,000	$20		$—	$4,325	$—	$4,345
Capital contribution from Related Company upon separation	1,000	—	(*)	45,607	—	—	45,607
Non-cash contribution from Related Company upon separation	—	—		2,073	—	—	2,073
Issuance of Common Stock in consideration of the acquisition of Parthus	8,998,887	9		86,304	—	—	86,313
Retirement of Common Stock upon separation	(10,959,149)	(11)		—	11	—	—
Amortization of deferred stock compensation	—	—		37	—	—	37
Issuance of Common Stock upon exercise of employee stock options	12,769	—		30	—	—	30
Net loss	—	—		—	—	(21,922)	(21,922)
Capital return to Related Company	—	—		—	(4,336)	(2,075)	(6,411)

Balance as of December 31, 2002	18,053,507	$18		$134,051	$—	$(23,997)	$110,072
Issuance of Common Stock upon exercise of employee stock options (a)	15,647	—	(*)	43	—	—	43
Issuance of Common Stock under employee stock purchase plan (a)	98,178	—	(*)	355	—	—	355
Net loss	—	—		—	—	(11,991)	(11,991)

Balance as of December 31, 2003	18,167,332	$18		$134,449	$—	$(35,988)	$98,479

(*)	Amount less than $ 1.
(a)	See Note 7 to these consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$10,355	$(21,922)	$(11,991)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	697	2,360	3,710
Impairment of tangible assets	—	—	910
Amortization of intangible assets	—	189	1,127
Redundant asset write down	—	—	464
Impairment of intangible assets	—	—	973
Impairment of investment	—	—	1,350
Loss on disposal of fixed assets	—	—	39
Amortization of deferred stock compensation	—	37	—
Unrealized foreign exchange loss	—	—	221
In-process research and development	—	15,771	—
(Increase) decrease in trade receivables	(1,540)	6,843	(3,736)
(Increase) decrease in other accounts receivable and prepaid expenses	(33)	2,132	(41)
(Increase) decrease in deferred income taxes	(9)	240	—
(Increase) decrease in inventories	(46)	239	168
Increase (decrease) in trade payables	244	(1,057)	(524)
Decrease in deferred revenues	—	(1,786)	(51)
Decrease in accrued expenses and other payables	(28)	(1,470)	(4,983)
Decrease in taxes payable	(173)	(3,516)	(400)
Increase (decrease) in accrued severance pay, net	41	39	(56)

Net cash provided by (used in) operating activities	9,508	(1,901)	(12,820)

Cash flows from investing activities:
Purchase of property and equipment	(1,474)	(860)	(2,691)
Proceeds from sale of property and equipment	99	124	142
Proceeds from (investment in) long term lease deposits	(103)	190	—
Purchase of technology	—	(1,593)	(72)
Proceeds from acquisition of Parthus (a)	—	42,145	—

Net cash provided by (used in) investing activities	(1,478)	40,006	(2,621)

Cash flows from financing activities:
Capital return to Related Company	(8,030)	(4,325)	—
Capital contribution from Related Company upon Separation	—	40,000	—
Proceeds from issuance of Common Stock upon exercise of employee options	—	30	43
Proceeds from issuance of Common Stock under employee stock purchase plan	—	—	355

Net cash provided by (used in) financing activities	(8,030)	35,705	398

Effect of exchange rate movements on cash	—	—	363
Increase (decrease) in cash and cash equivalents	—	73,810	(14,680)
Cash and cash equivalents at the beginning of the year	—	—	73,810

Cash and cash equivalents at the end of the year	$—	$73,810	$59,130

The accompanying notes are an integral part of the financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2001	2002	2003
(a) Proceeds from acquisition of a consolidated subsidiary, Parthus, estimated fair values of assets acquired and liabilities assumed at the date of acquisition:
Working capital deficiency, excluding cash and cash equivalents	$—	$14,877	$—
Property and equipment	—	(6,018)	—
Investments in other company	—	(1,350)	—
Parthus name	—	(610)	—
Patent portfolio	—	(2,247)	—
Current technology and customer backlog	—	(2,824)	—
In-process research and development	—	(14,178)	—
Transaction costs	—	973	—
Transaction costs incurred by Related Company prior to separation	—	5,607	—
Goodwill	—	(38,398)	—
Less—amount acquired by issuance of shares	—	86,313	—

	$—	$42,145	$—

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income taxes	$—	$32	$450

Supplemental disclosure of non-cash investing and financing activities:
Transaction costs	$—	$973	$—

Contribution of property, equipment and inventory from related company upon separation	$—	$2,073	$—

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

CEVA, Inc. (“CEVA” or the “Company”) was a wholly owned subsidiary of DSP Group, Inc. (“DSPG” or the “Related Company”) until November 1, 2002. On November 1, 2002, DSPG, the Company and Parthus Technologies plc (“Parthus”) completed a combination of their businesses pursuant to a combination agreement dated April 4, 2002. DSPG contributed the DSP cores licensing business and operations and the related assets and liabilities of such business and operations to the Company; DSPG then spun-off the Company to the existing stockholders of DSPG (the “separation”); and Parthus was acquired by the Company from the existing shareholders of Parthus. The combined company was initially named ParthusCeva, Inc., and was renamed CEVA, Inc. in December 2003.

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

CEVA licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) digital signal processor (DSP) cores and related intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable DSP cores and application-level IP solutions power wireless devices, handheld devices, consumer electronics products, global positioning system (GPS) devices, consumer audio products and automotive applications.

Basis of presentation :

The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The Company has reported significant losses during the last two financial years. The management has determined, however, that CEVA has adequate resources to continue in operational existence for the foreseeable future and that it is appropriate to continue the application of the going concern basis of accounting in preparing these financial statements.

a. Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of presentation and principles of consolidation:

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Changes in Related Company investment represent DSPG’s contribution of its net investment after giving effect to the net income of the Company plus net cash transfers to or from DSPG. DSPG and the Company jointly agreed the balance of the net investment account as of November 1, 2002.

The Company began accumulating its retained earnings on November 1, 2002, the date on which DSPG transferred to the Company all of the assets and liabilities relating to the Company’s Business.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The transfer of assets, liabilities and operations of the Company’s Business from DSPG is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company have been restated to include the Company’s Business as if it had always been operated as a separate entity.

c. Financial statements in U.S. dollars:

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation”. All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, which is included in “Other income (expense)”.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.

e. Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, at the following annual rates:

%
Computers, software and equipment	20-33
Office furniture and equipment	7-25
Plant and equipment	20-33
Motor vehicles	15
Leasehold improvements	Over the term of the lease

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs (see Note 3).

f. Investment in a company:

Investments in privately held companies in which the Company does not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value (see Note 2).

g. Goodwill:

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill is tested for impairment by comparing the fair value with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.

As a result of Parthus acquisition, the Company has recorded goodwill in the amount of $ 38,398.

In October 2003, the Company completed its annual impairment test and assessed the carrying value of goodwill as required by FAS 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end.

h. Other intangible assets:

Intangible assets acquired in a business combination should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Intangible assets are amortized over a weighted average life of 5 years.

Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company estimates the net realizable value (estimated sales proceeds less costs to sell) or the value in use (present value of future cash flows) expected to result from use of the asset and its eventual disposition. The recoverable amount is the higher of the net realizable value and value in use. Where the recoverable amount is less than the carrying amount of the asset, the Company recognizes an impairment loss which is charged to the profit and loss account. The Company incurred an impairment loss of US$973 and an asset write down charge of $164 during the year. Further details are contained in Note 4.

i. Revenue recognition:

The Company and its subsidiaries (the “Company”) generate their revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other income, which includes design and consulting services and maintenance for licensees. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. The Company also licenses its technology directly to OEMs, which are considered end users.

The Company accounts for its IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and related interpretations (collectively, “SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) collectability is probable; (2) delivery has occurred; (3) the vendor’s fee is otherwise fixed or determinable; (4) persuasive evidence of an arrangement exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (support and maintenance) is determined based on the price charged for the undelivered element when sold separately.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is not considered probable, revenue is recognized as payments become due from the customer, provided that all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that certain arrangements with extended payment terms meet these criteria.

Under certain circumstances revenue consists of license fees received under the terms of license agreements pursuant to which the Company modifies its IP to that customer’s specific requirements. The Company’s IP consists of software and related documentation that enable a customer to produce integrated circuits and related technology and software. In general the time between the signing of such a license and final customer acceptance is between three and twelve months. Fees are payable upon completion of agreed upon milestones, such as delivery of specifications and technical documentation. Each license is designed to meet the specific

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

requirements of the particular customer and can vary from rights to incorporate Company technology into a customer’s own application specific product to the complete design of a “system on a chip”. No upgrades or modifications to the licensed IP are provided. Following customer acceptance, the Company has no further obligations under the license agreement (other than pursuant to a separate service and maintenance agreement).

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the “Input Method”. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2003, no such estimated losses were identified.

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

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment, provided that no future obligation exists.

Revenues from licensing sales are composed as follows:

	Year ended December 31,
	2001	2002	2003
Licensing and royalties revenues:
Licensing	$13,680	$12,302	$25,738
Royalties	7,279	2,437	4,057

	$20,959	$14,739	$29,795

In addition to license fees, contracts with customers generally contain an agreement to provide support and maintenance, which consists of an identified customer contact at the Company and telephone or e-mail support. Fees for post contract support, which take place after customer acceptance, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support and maintenance agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support and maintenance and training are contractually agreed with the licensee.

Design and consulting services entail the development and design of integrated circuits for specific customers. Revenues from design services comprise revenues arising from fee for service contracts based on time and materials. Revenue from these services is recognized when the service has been provided and all obligations to the customer under the contract have been fulfilled.

Hard IP is the incorporation of intellectual property into reference designs (either as silicon chips or printed circuit boards). Revenues from Hard IP are recognized when reference designs are complete, delivery has occurred and all obligations to the customer are fulfilled.

Revenues from design and consulting services, support and maintenance and Hard IP are included under other revenue.

The Company does not grant rights of return.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred revenues include unearned amounts received under license agreements and amounts billed to customers not yet recognized as revenues.

j. Cost of Revenue:

Cost of revenue includes the costs of products and services. Cost of product revenue includes shipping, handling, materials (such as diskettes, packaging and documentation) and the portion of development costs associated with product development arrangements. Cost of service revenue includes the salary costs for personnel engaged in consultancy, training and customer support, and telephone and other support costs.

k. Income taxes:

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

l. Research and development:

Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon completion of a working model. The Company and its subsidiaries do not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statements of operations as incurred.

m. Government grants:

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

The Company and its subsidiaries recorded grants in the amounts of $542, $869 and $1,994 for the years ended December 31, 2001, 2002 and 2003, respectively.

n. Pension costs:

The Company contributes to defined contribution plans covering all eligible employees. The Company contributes to these plans based upon various fixed percentages of employee compensation, and such contributions are expensed as incurred.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

o. Accrued severance pay:

CEVA’s Israeli subsidiary’s liability for severance pay is calculated pursuant to Israeli severance pay laws for all employees, based on the most recent salary of each employee multiplied by the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of these policies is recorded as an asset in the Company’s balance sheet.

Severance pay expenses, net of related income for the years ended December 31, 2001, 2002 and 2003, were approximately $41, $332 and $416, respectively.

p. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Statement No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2001	2002	2003
Dividend yield	—	0%	0%
Expected volatility	—	80%	80%
Risk-free interest rate	—	2%	2%
Expected life of up to	—	4 years	4 years

Weighted average fair value of the options granted to the employees of the Company whose exercise price is equal to the market price of the shares of the Company at the date of grant are as follows:

	Weighted average fair value of options grants at an exercise price
	2001	2002	2003
Equal to fair value at dates of grant	$—	$12.46	$8.15

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.

	Year ended December 31,
	2002	2003
Net income (loss) as reported	$(21,992)	$(11,991)
Add: Total stock based employee compensation expense determined under the fair value based method of SFAS 123 for all awards, net of related tax effects	(8,722)	(9,116)

Pro forma net income (loss)	$(30,714)	$(21,107)

Net income (loss) per share:
Basic and diluted – as reported	$(2.15)	$(0.66)

Basic and diluted – pro-forma	$(3.02)	$(1.17)

The pro form stock compensation expense presented above has been calculated using the accrual method.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

q. Fair value of financial instruments:

The carrying amount of cash, cash equivalents, trade receivables, other accounts receivable, unbilled revenue, and trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments.

r. Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company invests its surplus cash in cash deposits in financial institutions with strong credit ratings and has established guidelines relating to the diversification and maturities that maintain safety and liquidity. The Company and its subsidiaries perform ongoing credit evaluations of their customers and to date have not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

s. Advertising expenses:

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2001, 2002 and 2003 were $358, $304 and $154, respectively.

t. Net loss per share of Common Stock:

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

All outstanding stock options granted have been excluded from the calculation of the diluted net loss per share because all such securities were anti-dilutive. The total number of shares related to the outstanding options excluded from the calculations of diluted net loss per share were 3,316,050 and 5,010,707 for the years ended December 31, 2002 and 2003 respectively.

u. Impact of recently issued accounting standards:

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”) which addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also expands the disclosure requirements in the financial statements of the guarantor with respect to its obligations under certain guarantees that it has issued. The Company is required to adopt the initial recognition and initial measurement accounting provisions of this interpretation on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were revised in December 2003 to be effective for financial statement periods ended after December 15, 2003. The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires contracts with comparable characteristics to be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (b) clarifies when a derivative contains a financing component and (c) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Application of the new rules did not have a material impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption did not have a material impact on the consolidated financial statements of the Company.

NOTE 2: INVESTMENTS

	December 31,
	2002	2003
Investment in other company	$1,350	$—

As part of the combination with Parthus, CEVA acquired a minority investment in a private company (“the Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. CEVA assessed the carrying value of the investment taking into consideration an assessment of discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which the Portfolio Company operates, and recognized an impairment charge of $1,350 during the year.

NOTE 3: PROPERTY AND EQUIPMENT, NET

	December 31,
	2002	2003
Cost:
Computers, software and equipment	$9,623	$9,364
Office furniture and equipment	986	574
Plant and equipment	812	69
Leasehold improvements	650	710
Motor vehicles	154	154

	12,225	10,871

Accumulated depreciation	5,632	6,079

Total property and equipment, net	$6,593	$4,792

The Company recorded in 2003 a non-cash impairment charge of $910 in connection with redundant assets following the realignment of business structures and a non-cash restructuring charge of $300 following the decision to cease the Company’s hard IP manufacturing product line and certain non-strategic technology areas. Depreciation expenses were $697, $2,360 and $3,710 for the years ended December 31, 2001, 2002 and 2003, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

	December 31, 2002			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Impairment Loss/Asset write down	Accumulated Amortization	Net
Goodwill - non amortizable
Goodwill	$38,398	$—	$38,398	$38,398	$—	$—	$38,398

Other intangible assets -amortizable
Parthus name	610	20	590	610	478	132	—
Patent portfolio	2,247	75	2,172	2,247	—	524	1,723
Current technology and customer backlog	2,824	94	2,730	2,824	659	645	1,520
Purchased technology	—	—	—	227	—	15	212

	5,681	189	5,492	5,908	1,137	1,316	3,455

Total identifiable intangible assets	$44,079	$189	$43,890	$44,306	$1,137	$1,316	$41,853

Intangible assets primarily represent the acquisition of certain intellectual property together with the value of patents acquired on the purchase of Parthus.

Future estimated annual amortization charges are as follows:

Minimum rental payments
2004	$888
2005	888
2006	888
2007	791

$3,455

The Company recorded in 2003 a non-cash impairment charge of $973 arising in respect of certain technology acquired and the Parthus name following the rebranding and realignment of business structures and a $164 restructuring charge following the decision to cease the Company’s hard IP manufacturing product line and certain non-strategic technology areas. Amortization expenses were $0, $189 and $1,127 for the years ended December 31, 2001, 2002 and 2003, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5: OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2002	2003
Amounts falling due within one year
Amount due from Related Company	$531	$—
Prepaid leased design tools	59	468
Indirect taxes	346	469
Prepaid directors and officers insurance	224	406
Other accounts receivable and prepaid expenses	588	602

	$1,748	$1,945

NOTE 6: ACCRUED EXPENSES AND OTHER PAYABLES

	December 31,
	2002	2003
Amounts falling due within one year
Accrued compensation and benefits	$3,736	$3,569
Transaction costs	973	—
Acquired liabilities	4,054	401
Restructuring accruals	3,254	3,374
Engineering accruals	2,155	838
Professional fees	1,515	953
Other accruals	3,295	3,741

	$18,982	$12,876

Amounts falling due after one year — Restructuring accruals	$—	$1,583

NOTE 7: STOCKHOLDERS’ EQUITY

a. Common Stock:

Holders of the Company’s Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all of the Company’s assets. The Board of Directors may declare a dividend out of funds legally available therefor and the holders of Common Stock are entitled to receive ratably any such dividends. Holders of Common Stock have no preemptive rights or other subscription rights to convert their shares into any other securities.

b. Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of “blank check” Preferred Stock, par value $0.001 per share. Such Preferred Stock may be issued by the Board of Directors from time to time in one or more series, with such designations, preferences and relative, participating, optional or other special rights of such series, and any qualifications, limitations or restrictions thereof; including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption (including sinking and purchase fund provisions), the redemption price or prices, the dissolution preferences and the rights in respect of any distribution of assets of any wholly unissued series of Preferred Stock and the number of shares constituting any such series, and the designation thereof.

c. Prior to the Combination with Parthus on November 1, 2002, the Company had 20,000,000 shares of Common Stock outstanding. A separation agreement with DSPG provided for the transfer to CEVA of assets and liabilities from DSPG related to the DSP cores licensing business in exchange for the issuance by CEVA to DSPG of 1,000 shares of CEVA common stock on the Separation date.

In connection with the separation of the assets related to the DSP cores licensing business discussed in Note 1, DSPG surrendered 10,959,149 shares of CEVA’s common stock it held to CEVA without consideration, to adjust the number of shares of CEVA’s common stock held by DSPG, and then distributed the remaining shares of CEVA’s common stock it held to the DSPG

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

stockholders on the basis of one share of CEVA common stock for every three shares of DSPG Common Stock held by such stockholders on the record date for the distribution, resulting in the issuance of 9,041,851 shares of CEVA Common Stock. As a result of this adjustment the Company retired the remaining 10,959,149 shares of Common Stock immediately after Separation.

As part of the assets contributed to CEVA in the separation, DSPG also contributed upon issuance of CEVA shares a total sum of $40,000 as initial working capital, plus transaction costs of $5,607 incurred and paid by DSPG, and property, equipment and inventory in the amount of approximately $2,073. In addition, under the separation agreement, the Company has recorded a return of capital in the amount of $2,075 related to the net income earned in the period prior to the separation.

d. On November 1, 2002, the Company issued 8,998,887 shares of Common Stock with a fair market value of $86,313 to Parthus shareholders in exchange for all of the outstanding Parthus shares.

e. Related company investment:

The identification of the assets and liabilities transferred to the Company in the separation was agreed upon between the Company and DSPG. The net equity balance for each year prior to the separation includes additional financing received from DSPG. The net income of the Company was recorded as a return of capital to DSPG. Based on the agreements between DSPG and the Company, upon the separation, DSPG and the Company jointly agreed the net balance of the investment account on November 1, 2002, and DSPG paid the Company a net amount of $ 796.

Prior to November 1, 2002, DSPG handled virtually all of the cash transactions of the Company’s Business, as well as collecting related receivables and settling accounts with related suppliers and other creditors.

f. Employee stock plans:

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to approved stock option and employee stock purchase programs (described below). The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in statement of operations for 2003 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Options to purchase 3.7 million shares (including options to purchase 1.6 million shares pursuant to the exchange offer described below), at exercise prices ranging from $3.36 to $9.82 per share, were granted in 2003.

In May 2003, the Company made an offer to its employees (including executive officers) and directors to exchange their outstanding options to purchase shares of Common Stock that had an exercise price of more than $5.50 per share. In exchange for eligible options, participants received a commitment for new stock options to be granted on or after December 19, 2003. Only those participants in the option exchange who were employees or directors of the Company on the date the new options were granted were eligible to receive the new grant. In deciding to make this offer, the Company’s Board of Directors and management considered the need to motivate and retain employees. At the time, all then-outstanding options had exercise prices significantly in excess of the trading price of the Company’s common stock, which substantially eroded the incentive value of those options. In addition, the exercise price for the substantial majority of the then-outstanding options had been fixed prior to the separation of the Company and its combination with Parthus, based upon a third party’s estimated valuation, which included assumptions which proved unrealistic in the ensuing economic environment. As a consequence, the exercise prices of then-outstanding options never reflected actual trading values of the Company’s common stock. Options accepted for exchange under the offer were cancelled as of June 18, 2003. The Company granted new options, to purchase 1,569,870 shares, on December 19, 2003. The new options have an exercise price per share of $9.82, which was the closing price on the NASDAQ National Market on the date the new options were granted.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Year ended December 31,
	2001		2002		2003
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	837,403	$11.88	1,169,126	$12.17	3,316,050	$14.29
Granted(1)	453,332	12.63	2,387,448	15.31	3,696,090	8.15
Exercised	—	—	(12,769)	2.32	(15,647)	2.79
Forfeited	(121,609)	11.88	(227,755)	14.79	(1,985,786)	14.43

Outstanding at the end of the year	1,169,126	$12.17	3,316,050	$14.29	5,010,707	$9.66

Number of options exercisable as of December 31,	—	$—	1,568,407	$13.21	2,362,578	$11.81

(1)	Includes 709,854 options granted to CEVA employees who previously held DSPG options. On the distribution date, each DSPG option was converted into two options: an option to purchase the same number of shares of DSPG Common Stock and an option to purchase one share of CEVA’s Common Stock for every three shares of DSPG’s Common Stock. As a result of the separation, the exercise price of options was reduced and number of shares increased.

This transaction was determined to be an equity restructuring. The Company has accounted for this transaction under FIN 44. According to FIN 44, at the time of an equity restructuring transaction, the exercise price of an option may be reduced and the number of shares under the award increased, to offset the decrease in the per-share price of the stock underlying the award. There is no accounting consequence for changes made to the exercise price and the number of shares of an outstanding fixed award as a result of an equity restructuring since both of the following criteria were met:

a. The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately before the change.

b. The ratio of the exercise price per share to the market value per share is not reduced.

The options granted to the employees and directors of the Company which are outstanding as of December 31, 2003 have been classified into a range of exercise prices as follows:

Exercise price (range) $	Options outstanding as of December 31, 2003	Weighted average remaining contractual life (years)	Weighted average exercise price $	Options exercisable as of December 31, 2003	Weighted average exercise price of options exercisable $
1.5-2.25	7,463	1.5	2.12	7,059	2.12
2.25-3.38	20,000	9.3	3.36	4,374	3.36
3.38-5.1	441,235	9.3	4.23	14,687	4.47
5.1-7.6	1,251,780	8.1	6.70	215,526	5.94
7.6-11.4	2,388,868	4.6	9.52	1,381,059	9.85
11.4-15.0	370,403	4.3	13.48	240,630	13.33
15.0-20.0	368,224	1.6	17.65	345,121	17.65
20.0-30.0	162,734	3.1	23.08	154,122	22.93

	5,010,707	5.6	9.66	2,362,578	11.81

2003 Director Stock Option Plan

The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the Director Plan, which became effective on June 18, 2003. In 2003, options to purchase 293,000 shares, with a weighted average exercise price of $7.45 per share, were granted under the Director Plan; options to purchase 51,000 shares were cancelled and options to purchase 242,000 shares were outstanding as of December 31, 2003; and no shares had been issued pursuant to the exercise of options under the Director Plan.

The Director Plan provides for the grant of nonqualified stock options to non-employee directors. Options must be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options may not be granted for a term in excess of ten years. The Director Plan permits the following forms of payment of the exercise price of options: (i) payment by cash or certified or bank check or (ii) delivery to the Company of an irrevocable undertaking by a broker to deliver sufficient funds or delivery to the Company of irrevocable instructions to a broker to deliver sufficient funds.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 18, 2003, each non-employee director on the Company’s board of directors was granted an option to purchase 38,000 shares of common stock. Any person who subsequently becomes a non-employee director of the Company will automatically be granted an option to purchase 38,000 shares of common stock. Each option will vest as to 25% of the shares underlying the option on each anniversary of the option grant.

On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors for at least six months was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors for at least six months was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director shall receive an option to purchase 13,000 shares of Common Stock for each committee on which he or she shall have served as chairperson for at least six months prior to such date.

The Company’s Board of Directors may grant additional options to purchase a number of shares and with a vesting schedule determined by the board of directors in recognition of services provided by a non-employee director in his or her capacity as a director.

The Company’s Board of Directors has authority to administer the Director Plan. The Company’s Board of Directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Director Plan and to interpret its provisions.

2002 Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors and sole stockholder in July 2002. Up to 1,800,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan. In 2002, the Company granted options to purchase 54,235 shares of Common Stock, with a weighted average exercise price of $4.47, and in 2003, the Company granted options to purchase 1,741,720 shares of Common Stock, with a weighted average exercise price of $6.70 per share, under the 2002 Plan; options to purchase 1,795,955 shares were outstanding as of December 31, 2003.

The 2002 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options and restricted stock awards. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2002 Plan. Under current law, incentive stock options may only be granted to employees.

Optionees receive the right to purchase a specified number of shares of the Company’s Common Stock at a specified option price, subject to the terms and conditions of the option grant. The Company may grant options at an exercise price less than, equal to or greater than the fair market value of the Company’s Common Stock on the date of the grant. Under current law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of the Common Stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company’s securities. The 2002 Plan permits the Board of Directors to determine how optionees may pay the exercise price of their options, including by cash, check or in connection with a “cashless exercise” through a broker, by surrender of shares of Common Stock, or by any combination of the permitted forms of payment.

The Company’s Board of Directors and its compensation committee have authority to administer the 2002 Plan. The Company’s Board of Directors or its compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 Plan and to interpret its provisions.

2000 Stock Incentive Plan

In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”). As of December 31, 2003, there were options to purchase 2,972,752 shares of Common Stock outstanding under the 2000 Stock Incentive Plan, with a weighted average exercise price of $11.67 per share. During 2003, the Company granted options to purchase 1,661,370 shares (including options to

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

purchase 1,569,870 shares issued under the exchange offer described above), with a weighted average exercise price of $9.79, under the 2000 Plan. In 2003, the Company issued 15,647 shares of Common Stock upon exercise of options under the 2000 Plan for consideration of $43.

Generally, options granted under the 2000 Plan (other than those granted to non-employee directors) vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 12 quarters, such that all shares are vested after four years.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and sole stockholder in July 2002. The plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase Common Stock through payroll deductions. An aggregate of 1,000,000 shares of Common Stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the Company’s Common Stock or the Company’s capital structure) have been reserved for issuance and are available for purchase under the ESPP. In 2003, the Company issued 98,178 shares of Common Stock to employees under the ESPP for consideration of $355.

All of the Company’s employees who are regularly employed for more than five months in any calendar year and work 20 hours or more per week are eligible to participate in the ESPP. Non-employee directors, consultants, and employees subject to the rules or laws of a foreign jurisdiction that prohibit or make impractical their participation in an employee stock purchase plan are not eligible to participate in the ESPP.

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

The price per share at which shares of Common Stock are to be purchased under the ESPP during any purchase period is the lesser of:

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

The ESPP is administered by the Board of Directors or a committee designated by the Company’s board, which will have the authority to terminate or amend the plan, subject to specified restrictions, and otherwise to administer and resolve all questions relating to the administration of the plan.

g. Dividend policy:

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. In the event that cash dividends are declared in the future, such dividends will be paid in dollars subject to statutory limitations.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).The following is a summary of operations within geographic areas:

	Year ended December 31,
	2001	2002	2003
Revenues based on customer location:
United States	$10,853	$7,224	$17,369
Europe, Middle East and Africa	7,141	7,554	11,426
Asia (1)	7,250	4,418	8,041

	$25,244	$19,196	$36,836

(1) Japan	$3,169	$1,413	$4,048

	December 31,
	2001	2002	2003
Long-lived assets by geographic region:
United States	$47	$43,890	$41,883
Ireland	—	4,587	2,438
Israel	2,091	2,006	2,324
Other	61	—	—

	$2,199	$50,483	$46,645

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Year ended December 31,
	2001	2002	2003
Customer A	—	—	10.0%
Customer B	—	12.6%	—
Customer C	—	10.6%	—
Customer D	15.2%	—	—
Customer E	13.7%	—	—
Customer F	24.0%	—	—

NOTE 9: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than US rates. The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. Two other Irish subsidiaries qualify for an exemption from income tax as their revenue source is license fees from qualifying patents within the meaning of Section 234 of the Irish Taxes Consolidation Act 1997.

CEVA’s Israeli subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with four separate investment plans. According to the provisions of such Israeli law, CEVA’s Israeli subsidiary has elected to enjoy “Alternative plan benefits”, which is a waiver of grants in return for tax exemption. Accordingly, this company’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefits under these investment plans are scheduled to gradually expire starting from 2006 through 2010. The period of tax benefits, as detailed above, expires the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEVA’s Israeli subsidiary’s first, second and third plans, which were completed and commenced operations in 1996, 1998 and 1999, respectively, are tax exempt for four, two and two years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of six, eight and eight years, respectively.

The fourth plan completed and commenced operation in 2001. It entitles this company to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years.

Under Israeli law, CEVA’s Israeli subsidiary is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

The entitlement to the above benefits is conditional upon the company’s fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in “Approved Enterprises”. In the event of failure to comply with these conditions, the benefits may be canceled and the company may be required to refund the amount of the benefits, in whole or in part, including interest.

The tax-exempt income attributable to the “Approved Enterprise” can be distributed to shareholders without subjecting the subsidiary to taxes only upon the complete liquidation of the company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the subsidiary they would be taxed at the corporate tax rate applicable to such profits as if the company had not elected the alternative system of benefits, currently between 15%-20% for an “Approved Enterprise”. As of December 31, 2003, the accumulated deficit of the Company does not include tax-exempt profits earned by the subsidiary’s “Approved Enterprise”.

Should CEVA’s Israeli subsidiary derive income from sources other than the “Approved Enterprise” during the period of benefits, such income will be taxable at the regular corporate tax rate of 36%.

b. The provision for income taxes is as follows:

	Year ended December 31,
	2001	2002	2003
Domestic taxes:
Current	$2,580	$673	$—
Deferred	(9)	240	—

	2,571	913	—

Foreign taxes:
Current	684	101	300

Taxes on income	$3,255	$1,014	$300

c. Income (loss) before taxes on income:

Domestic	$6,767	$(14,887)	$(2,775)
Foreign	6,843	(6,021)	(8,916)

	$13,610	$(20,908)	$(11,691)

Prior to November 1, 2002 (the date of the Combination), the results of the Company’s Business were included in the consolidated income tax returns filed by DSPG. Income tax expense in the Company’s consolidated financial statements has been calculated on a separate tax return basis. These calculations reflect DSPG’s tax strategy, and are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

d. A reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2001	2002	2003
Income (loss) before taxes on income	$13,610	$(20,908)	$(11,691)

Tax at U.S. statutory rate-35%	4,764	(7,318)	(4,092)
Foreign income taxes at rates other than U.S. rate	(1,711)	(324)	1,720
In-process research and development	—	5,586	—
Restructuring and impairment cost	—	2,254	1,773
Unutilized losses	—	80	1,175
Other	202	736	(276)

Taxes on income	$3,255	$1,014	$300

e. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2002	2003
Operating loss carryforward	$5,553	$6,728
Valuation allowance	(5,553)	(6,728)

Balance at the end of the year	$—	$—

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from the carryforward of tax losses. Management currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses will not be realized in the foreseeable future. The change in valuation allowance as of December 31, 2003 was $1,175.

f. Separation from DSPG:

DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that were transferred to CEVA’s Israeli subsidiary and the majority of the assets that remained in DSPG cannot be sold for a two-year period (ending November 1, 2004) and subject to other requirements determined by law. In addition, according to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel, of 50% of total capital.

g. Tax loss carryforwards:

As of December 31, 2003, CEVA and its subsidiaries had operating losses which carryforward indefinitely for tax purposes of approximately $67,000 principally in Ireland, which are available to offset future taxable income.

NOTE 10: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

The Company’s management and board of directors approved reorganization and restructuring plans in 2003, which resulted in a total charge of $8,620.

In the first, third and fourth quarters of 2003, the Company recorded reorganization, restructuring and severance charges of $1,380, $1,402 and $5,838, respectively. The charges arose in connection with the implementation of the Company’s strategic initiative to strengthen its headquarters function in the U.S., including the hiring of a new chief executive officer and a new chief financial officer, and the related resignations of the Company’s Ireland-based chief executive officer and chief financial officer and the resignations of the Company’s Chairman and Vice-Chairman from their executive management positions. Also included are severance charges for 39 employees, underutilized building operating lease and commitment charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business structures focusing on DSP cores and integrated application technologies and the decision to exit the Company’s hard IP manufacturing product line and certain non-strategic technology areas.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from a reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the head lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease.

The major components of the 2003 restructuring and other charges are as follows:

	Utilized
	Balance at December 31, 2002	Charge	Cash	Non-cash	Balance at December 31, 2003
Severance and related costs	$125	$6,455	$4,876	$—	$1,704
Underutilized building operating lease obligations	2,898	1,431	1,176	—	3,153
Legal and professional fees	231	250	381	—	100
Redundant assets	—	484	20	464	—

	$3,254	$8,620	$6,453	$464	$4,957

NOTE 11: EMPLOYEE BENEFITS

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

Total contributions for the years ended December 31, 2001, 2002 and 2003 were $0, $156 and $1,570, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS

a. The Company trades in the normal course of business with DSPG, which was the parent company of CEVA until November 1, 2002 (see Note 1).

Until November 30, 2003, CEVA’s Israeli subsidiary occupied and utilized portions of DSPG Ltd.’s facilities. CEVA’s Israeli subsidiary was obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of occupying and operating these facilities. The amount charged to CEVA’s Israeli subsidiary for these services between November 1, 2002 and December 31, 2002, was $ 60 and $332 for the period between January 1 and November 30, 2003. Non-moveable fixtures and fittings with a net book value of $140 were sold to DSPG prior to exiting the premises for proceeds of $100.

During the year ended December 31, 2002 CEVA and DSPG entered into a licensing and royalty agreement for the Bluetooth IP Platform and a technical support agreement for development tools and core technology. Revenue generated from DSPG during the years ended December 31, 2001, 2002 and 2003 was $0, $108 and $383, respectively. The accounts receivable balances with DSPG at December 31, 2001, 2002 and 2003 were $0, $50 and $178 respectively.

b. Directors who are not employees of CEVA receive an annual retainer of $40, payable in quarterly installments of $10 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $1 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock plans.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

c. On July 1, 1996 one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rent charge is €762 ($945). Brian Long and Peter McManamon, directors of the Company, are minority shareholders of Veton Properties Limited.

d. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s legal counsel for intellectual property matters.

NOTE 13: COMMITMENTS AND CONTINGENCIES

a. The Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

Under the terms of capital grant and employment-related grants between Enterprise Ireland and CEVA’s Irish subsidiary, amounts received of $1,034 and $1,574 respectively may become repayable in full should certain circumstances specified within the grant agreements occur. The Company has provided in the restructuring charge for grants received that may become repayable due to the reduction in headcount numbers.

b. The Company and its subsidiaries have several non-cancelable operating leases, primarily for equipment and for vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance.

The Company and its subsidiaries paid $150, $323 and $2,344 in rental expense for the fiscal years ended December 31, 2001, 2002 and 2003, respectively. In 2003, we recorded a credit of $400,000 against the underutilized building operating lease charge in respect of the sub-letting of the Hatch street premises in Dublin, Ireland and certain floors in the premises in Belfast, Northern Ireland.

Future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum rental payments
2004	$4,584
2005	2,422
2006	2,283
2007	1,674
2008	1,661
Thereafter	22,089

$34,713

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14: QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002				2003
Revenues:
Licensing and royalties	$3,213	$3,782	$3,921	$3,824	$6,981	$7,170	$7,651	$7,993
Other revenue	883	804	931	1,838	1,862	1,917	1,651	1,611

Total revenues	4,096	4,586	4,852	5,662	8,843	9,087	9,302	9,604

Cost of revenues	311	305	322	1,230	1,638	1,601	1,415	1,407

Gross profit	3,785	4,281	4,530	4,432	7,205	7,486	7,887	8,197

Operating expenses:
Research and development, net	1,650	1,566	1,408	3,790	4,049	4,052	4,490	4,791
Sales and marketing	703	790	734	1,129	1,373	1,449	1,436	1,800
General and administrative	693	662	1,013	1,189	1,478	1,485	1,455	1,691
Amortization of other intangible assets	—	—	—	189	284	284	288	271
In-process research and development charge	—	—	—	15,771	—	—	—	—
Reorganization, restructuring and severance charge	—	—	—	6,442	1,380	—	1,402	5,838
Impairment of assets	—	—	—	—	—	—	—	3,233

Total operating expenses	3,046	3,018	3,155	28,510	8,564	7,270	9,071	17,624

Operating income (loss)	739	1,263	1,375	(24,078)	(1,359)	216	(1,184)	(9,427)
Other income (expense), net	18	32	25	(282)	41	(184)	150	56

Income before taxes on income (loss)	757	1,295	1,400	(24,360)	(1,318)	32	(1,034)	(9,371)
Taxes on income (loss)	242	300	419	53	—	—	100	200

Net income (loss)	$515	$995	$981	$(24,413)	$(1,318)	$32	$(1,134)	$(9,571)

Basic and diluted net income (loss) per share	$0.057	$0.110	$0.109	$(1.803)	$(0.073)	$0.002	$(0.063)	$(0.527)
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	9,041	9,041	9,041	13,546	18,070	18,079	18,108	18,167
Diluted	9,041	9,041	9,041	13,546	18,070	18,149	18,108	18,167

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Chester J. Silvestri
Chester J. Silvestri
Chairman, President and Chief Executive Officer

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHESTER J. SILVESTRI Chester J. Silvestri	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/S/ CHRISTINE RUSSELL Christine Russell	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 11, 2004

/S/ BRIAN LONG Brian Long	Director	March 12, 2004

/S/ ZVI LIMON Zvi Limon	Director	March 4, 2004

/S/ BRUCE MANN Bruce Mann	Director	March 3, 2004

/S/ PETER MCMANAMON Peter McManamon	Director	March 12, 2004

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 10, 2004

/S/ LOUIS SILVER Louis Silver	Director	March 8, 2004

/S/ DAN TOCATLY Dan Tocatly	Director	March 3, 2004

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	250	545		795
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	—	250	(1)	250
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	—	—		—

(1)	Acquired upon acquisition of Parthus Technologies plc

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)

2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3*	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Specimen Common Stock Certificate

9.1(1)	Form of Voting Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Enterprise Ireland, Kevin Fielding, Kelburn Limited, Brian Long, Peter McManamon, William McCabe, Sven-Christer Nilsson, Issachar Ohana, Michael Peirce, Joan Scully and Gideon Wertheizer

10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002

10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002

10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002

10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan

10.10(6)†	Parthus 2000 Share Option Plan

10.11(1)†	Parthus’ Chicory Systems, Inc. 1999 Employee Stock Option / Stock Issuance Plan

10.12(1)	Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Elaine Coughlan, Kevin Fielding, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.13(4)†	Employment Agreement between the Registrant and Eliyahu Ayalon dated as of November 1, 2002

10.14(4)†	Employment Agreement between the Registrant and Brian Long dated as of November 1, 2002

10.15(4)†	Employment Agreement between the Registrant and Kevin Fielding dated as of November 1, 2002

10.16(5)†	Letter Agreement between CEVA, Inc. and Kevin Fielding dated as of April 7, 2003

10.17(4)†	Form of Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.18(4)†	Employment Agreement between the Registrant and Elaine Coughlan dated as of November 1, 2002

10.19(5)†	Letter Agreement between CEVA, Inc. and Elaine Coughlan dated as of April 7, 2003

10.20(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.21(5)†	Letter Agreement between CEVA, Inc. and Chester J. Silvestri dated as of June 2, 2003

10.22(7)	Letter Agreement between CEVA, Inc. and Christine Russell dated as of September 5, 2003

10.23*	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, Chartered Accountants

23.2*	Consent of Kost Forer Gabbay & Kassierer

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2002, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q/A, filed with the Commission on August 12, 2003, and incorporated hereby by reference.
(6)	Filed as an exhibit to the registration statement on Form S-8 of Parthus Technologies plc, filed with the Commission on June 6, 2000 (registration number 333-12090), and incorporated herein by reference.
(7)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2003, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

2