Form 10-Q
period 2004-03-31
CEVA  INC
filed 2004-05-07
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,376,773 shares of common stock, $0.001 par value, as of May 5, 2004.

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

*****

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2004	December 31, 2003[1]
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$58,615	$59,130
Trade receivables, net	10,698	10,226
Other accounts receivable and prepaid expenses	1,245	1,945

Total current assets	70,558	71,301
Long-term investments:
Severance pay fund	1,470	1,487

Property and equipment, net	4,595	4,792
Goodwill	38,398	38,398
Other intangible assets, net	3,232	3,455

Total assets	$118,253	$119,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,124	$3,030
Accrued expenses and other payables	11,137	12,876
Taxes payable	859	891
Deferred revenues	867	1,064

Total current liabilities	14,987	17,861

Accrued severance pay	1,538	1,510
Accrued liabilities	1,407	1,583

Total long-term liabilities	2,945	3,093

Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,379,757 and 18,167,332 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	18	18
Additional paid in-capital	135,882	134,449
Accumulated deficit	(35,579)	(35,988)

Total stockholders’ equity	100,321	98,479

Total liabilities and stockholders’ equity	$118,253	$119,433

[1]	The December 31, 2003 balance sheet information has been derived from the December 31, 2003 audited consolidated financial statements of the Company.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2004	2003
	Unaudited	Unaudited
Revenues:
Licensing and royalties	$7,769	$6,981
Other revenue	1,445	1,862

Total revenues	9,214	8,843
Cost of revenues	1,510	1,638

Gross profit	7,704	7,205
Operating expenses:
Research and development, net	4,009	4,049
Sales and marketing	1,673	1,373
General and administrative	1,459	1,478
Amortization of intangible assets	223	284
Reorganization, restructuring and severance charge	—	1,380

Total operating expenses	7,364	8,564

Operating income (loss)	340	(1,359)
Other income (expense), net	189	41

Income (loss) before taxes on income	529	(1,318)
Taxes on income	120	—

Net income (loss)	409	(1,318)

Basic income (loss) per share	$0.022	$(0.073)
Diluted income per share	$0.021	$(0.073)
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,326	18,070
Diluted	19,257	18,070

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three months ended March 31, 2004	Shares	Amount
Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	409	409
Issuance of Common Stock upon exercise of stock options	113,407	—	(*)	1,056	—	1,056
Issuance of Common Stock upon purchase of ESPP shares	99,018	—	(*)	377	—	377

Balance as of March 31, 2004	18,379,757	$18		$135,882	$(35,579)	$100,321

(*)	Amount less than $1.

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three months ended March 31, 2003	Shares	Amount
Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072
Net loss	—	—		—	(1,318)	(1,318)
Issuance of Common Stock upon exercise of stock options	7,388	—	(*)	16	—	16
Issuance of Common Stock upon purchase of ESPP shares	18,224	—	(*)	65	—	65

Balance as of March 31, 2003	18,079,119	$18		$134,132	$(25,315)	$108,835

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	409	(1,318)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	635	896
Amortization of intangible assets	223	284
(Profit) loss on disposal of property and equipment	(8)	4
Currency translation differences	2	100
Changes in operating assets and liabilities:
Trade receivables	(478)	(2,795)
Other accounts receivable and prepaid expenses	698	253
Inventories	—	(128)
Trade payables	(403)	219
Deferred revenues	(197)	(7)
Accrued expenses and other payables	(1,762)	(2,741)
Taxes payable	(32)	(60)
Accrued severance pay, net	45	(69)

Net cash used in operating activities	(868)	(5,362)

Cash flows from investing activities:
Purchase of property and equipment	(947)	(86)
Proceeds from sale of property and equipment	42	38
Purchase of technology	(30)	—

Net cash used in investing activities	(935)	(48)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	1,056	16
Proceeds from issuance of Common Stock upon purchase of ESPP shares	377	65

Net cash provided by financing activities	1,433	81
Effect of exchange rate movements on cash	(145)	38

Changes in cash and cash equivalents	(515)	(5,291)
Cash and cash equivalents at the beginning of the period	59,130	73,810

Cash and cash equivalents at the end of the period	$58,615	$68,519

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

CEVA, Inc. licenses Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2003, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (File No. 000-49842), have been applied consistently in these financial statements.

NOTE 3:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Three months ended March 31,
	2004	2003
Revenues based on customer location:
United States	$1,819	$5,574
Europe, Middle East and Africa	4,144	2,072
Asia	3,251	1,197

	$9,214	$8,843

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended March 31,
	2004	2003
Customer A	19.9%	—
Customer B	17.4%	—
Customer C	—	22.6%
Customer D	—	10.4%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4:    NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Standard No. 128, “Earnings Per Share”. The potential common shares that were anti-dilutive at March 31, 2003 were 2.6 million shares.

	Three months ended March 31,
	2004	2003
Numerator:
Net income (loss)	$409	$(1,318)

Numerator for basic and diluted net income (loss) per share	$409	$(1,318)

Denominator:
Denominator for basic net income (loss) per share
Weighted average number of shares of Common Stock	18,326	18,070
Effect of employee stock options	931	—

	19,257	18,070

Basic net income (loss) per share	$0.022	$(0.073)

Diluted net income (loss) per share	$0.021	$(0.073)

NOTE 5:    STOCK-BASED COMPENSATION PLANS

The Company issues stock options to its employees and directors and provides employees the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Statement No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in the statement of operations for the three-month periods ended March 31, 2003 and 2004 as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. During the first quarter of 2004, the Company granted options to purchase 382,000 shares of Common Stock, at exercise prices ranging from $8.75 to $11.75 per share, and the Company issued 212,425 shares of Common Stock under its stock option and purchase programs for consideration of $1,433. Options to purchase 5,219,065 shares were outstanding at March 31, 2004. During the comparable period of 2003, the Company granted no options and issued 25,612 shares of Common Stock under its stock option and purchase programs for consideration of $81; options to purchase 3,210,996 shares were outstanding at March 31, 2003.

Under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	2%	2%
Expected life	4 Years	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

The weighted average fair value of the options granted to the employees of the Company during the three months ended March 31, 2004 was $10.25. There were no options issued during the three months ended March 31, 2003. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three months ended March 31,
	2004	2003
Net income (loss) as reported	$409	$(1,318)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,226)	$(3,501)

Pro forma net income (loss)	$(2,817)	$(4,819)

Income (loss) per share:
Basic as reported	$0.022	$(0.073)

Basic pro forma	$(0.154)	$(0.267)

Diluted as reported	$0.021	$(0.073)

Diluted pro forma	$(0.154)	$(0.267)

The pro forma stock compensation expense presented above has been calculated using the accrual method. The Company previously disclosed pro forma stock compensation expense for the quarter ended March 31, 2003 using the straight-line method. For consistency of presentation, the amount has been presented above using the accrual method, which has resulted in an increase in such amount of $2.4 million and an increase in pro-forma basic and diluted loss per share of ($0.133) for the quarter ended March 31, 2003.

NOTE 6:    REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

The Company’s management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction, under-utilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease the Company’s hard IP manufacturing product line and certain non-strategic technology areas.

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. There were no revisions to estimates in the quarter ended March 31, 2004.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. dollars in thousands, except share and per share amounts)

The major components of the 2003 reorganization and other charges of which $2,847 is included in accrued expenses and other payables and $1,407 is included in accrued liabilities, at March 31, 2004 are as follows:

	Balance at December 31, 2003	Utilized	Balance at March 31, 2004
Severance and related costs	$1,704	$243	$1,461
Underutilized building operating lease obligations	3,153	408	2,745
Legal and professional fees	100	52	48

	$4,957	$703	$4,254

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

BUSINESS OVERVIEW

CEVA, Inc. is the leading licensor of Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house. We include among our customers more than 100 semiconductor and electronic equipment companies, including many of the world’s leading companies in these fields.

We believe that our industry is moving towards open-standard DSP cores and away from traditional proprietary solutions. We also believe that increased semiconductor product complexity and demands for reduced time-to-market have led more companies to decide to license complete application IP solutions, rather than licensing individual components from multiple suppliers. CEVA combines expertise in DSP with integrated application IP solutions – and therefore, we believe, is well positioned to take full advantage of these major industry shifts. To do so we intend to:

•	Continue to develop sophisticated cores and frameworks. We seek to maximize our expertise in DSP for wireless and multimedia technologies to address critical customer demands. In particular, we seek to enhance our existing DSP cores and application IP with additional features and performance, while developing new offerings that will focus on other emerging applications across the range of end markets we serve.

•	Provide an integrated, open-standard solution. We seek to maximize the competitive advantage provided by our ability to offer an integrated IP solution—such as multimedia IP built around our DSP processor core architectures.

•	Focus on large and growing markets. We believe that our expertise in programmable DSP cores and application IP favorably positions us to target growing segments of the consumer electronics market, such as wireless communications, mobile computing, automotive electronics and consumer entertainment. We intend to strengthen our relationships and expand licensing and royalty arrangements with customers in those markets and to extend our customer base with key industry leaders within each of those areas. We also seek to strengthen relationships and expand licensing and royalty arrangements with our existing customers and to extend our customer base with key industry companies in order to facilitate the development of our technology.

RESULTS OF OPERATIONS

Total Revenues

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Total revenues (in millions)	$8.8	$9.6	$9.2
Change from fourth quarter 2003			(4.1)%
Change from first quarter 2003			4.2%

The increase over the first quarter of 2003 principally reflects a combination of higher licensing and royalty revenues, offset by a fall-off of “Hard IP” manufacturing revenues in the 2004 period following the decision in December 2003 to cease our “Hard IP” manufacturing product line and certain other non strategic technology areas. The decrease from the fourth quarter of 2003 primarily reflects a combination of lower royalty revenues and a fall-off of “Hard IP” manufacturing revenues, which was offset by higher revenues from the licensing of our DSP core and integrated application IP and increased revenues from our design and consulting services.

Licensing and royalty revenues accounted for 84.3% of our total revenues in the first quarter of 2004, compared with 78.9% for the first quarter of 2003 and 83.2% for the fourth quarter of 2003. Revenues from two customers accounted for 19.9% and 17.4% of total revenues in the first quarter of 2004, compared with 22.6% and 10.4% for the first quarter of 2003 and 16.3% and 11.1% for the fourth quarter of 2003. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter-to-quarter.

The Company and its subsidiaries (the “Company”) generate their revenues from licensing intellectual property, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the “Input Method”. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage to completion achieved.

The Company accounts for all of its other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended. Under SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is otherwise fixed or determinable; (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (support and maintenance) is determined based on the price charged for the undelivered element when sold separately.

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties from similar agreements are recognized upon payment, provided that no future obligation exists.

Licensing and Royalty Revenues

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Licensing and royalty revenues (in millions)	$7.0	$8.0	$7.8
Change from fourth quarter 2003			(2.8)%
Change from first quarter 2003			11.3%

of which:
Licensing revenues (in millions)	$6.4	$6.6	$6.6
Change from fourth quarter 2003			0.2%
Change from first quarter 2003			3.2%

Royalty revenues (in millions)	$0.6	$1.4	$1.2
Change from fourth quarter 2003			(16.7)%
Change from first quarter 2003			96.7%

The increase in licensing revenues from the first and fourth quarter of 2003 reflects increased revenues from our DSP cores technology offset by lower revenues from our integrated application IP technologies as certain non-strategic application technologies ceased following the strategic re-alignment of our operations in the fourth quarter of 2003. The strategic re-alignment allowed us to better focus on our key strengths – DSP cores and integrated application IP technologies in the first quarter of 2004.

The increase in royalty revenue in the first quarter of 2004 compared with the first quarter of 2003 was driven by increases in the underlying unit shipments of customers’ products incorporating our Teak DSP core. The decrease from the fourth quarter of 2003 reflected lower per-unit royalties from certain license agreements due to volume pricing.

We had 26 royalty-paying licensees in the first quarter of 2004, compared with 18 in the first quarter of 2003 and 25 in the fourth quarter of 2003. Royalty-generating licensees reported sales of 19.0 million chips incorporating our technology in the first quarter of 2004, compared with 12.2 million chips in the first quarter of 2003 and 17.5 million chips in the fourth quarter of 2003.

Three royalty-generating licensees accounted for 62% of total unit royalty revenues in the first quarter of 2004. Five royalty-generating licensees accounted for 85% of total unit royalty revenues in the first quarter of 2003. Three royalty-generating licensees accounted for 79% of total unit royalty revenues in the fourth quarter of 2003. One royalty-generating licensee shipped in excess of 5 million units in the first quarter of 2004 and the first and fourth quarters of 2003.

Other Revenues

Other income includes design and consulting services and maintenance and support for licensees.

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Other revenues (in millions)	$1.9	$1.6	$1.4
Change from fourth quarter 2003			(10.3)%
Change from first quarter 2003			(22.4)%

The decrease from the 2003 periods reflects a fall-off in revenues following the decision in December 2003 to cease our “Hard IP” manufacturing product line, which was offset by higher revenues respectively, from our design and consulting services.

Geographic Revenue Analysis

	First Quarter 2003		Fourth Quarter 2003		First Quarter 2004
	(in millions, except percentages)
United States	$5.5	63.0%	$4.1	42.6%	$1.8	19.7%
Europe, Middle East, Africa	$2.1	23.4%	$2.9	30.3%	$4.1	45.0%
Asia	$1.2	13.6%	$2.6	27.1%	$3.3	35.3%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Cost of revenues (in millions)	$1.6	$1.4	$1.5
Change from fourth quarter 2003			7.3%
Change from first quarter 2003			(7.8)%

Cost of revenues accounted for 16.4% of total revenues for the first quarter of 2004, compared with 18.5% and 14.7% for the first and fourth quarters of 2003, respectively. Gross margins for the first quarter of 2004 were 83.6%, compared with 81.5% and 85.3% for the first and fourth quarters of 2003, respectively. The movement in total cost of revenues and gross margins reflected the change in revenue mix compared with the 2003 periods following the decision in December 2003 to cease our “Hard IP” manufacturing product line and a decrease in the portion of revenues derived from higher gross margin royalties.

Operating Expenses

(in millions)	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Research and development, net	$4.0	$4.8	$4.0
Sales and marketing	$1.4	$1.8	$1.7
General and Administration	$1.5	$1.7	$1.5
Amortization of intangible assets	$0.3	$0.3	$0.2

Total operating expenses before reorganization and impairment charges	$7.2	$8.6	$7.4
Reorganization, restructuring and severance charge	$1.4	$5.8	$—
Impairment of assets	$—	$3.2	$—

Total operating expenses	$8.6	$17.6	$7.4

Change from fourth quarter 2003			(58.2)%
Change from first quarter 2003			(14.0)%

The increase in total operating expenses before (reorganization and impairment charges) in the first quarter of 2004 compared to the first quarter of 2003 from $7.2 million to $7.4 million, principally reflects increased sales and marketing activity. The decrease in total operating expenses before (reorganization and impairment charges) in the first quarter of 2004 compared to the fourth quarter of 2003 from $8.6 million to $7.4 million reflects a reduction in headcount and facility requirements as a result of the realignment of our business in December 2003 to focus on DSP cores and integrated application technologies and consequently to cease our hard IP manufacturing product lines and certain non-strategic technology areas.

Reorganization, restructuring and severance charges totaled $1.4 million and $5.8 million in the first and fourth quarter of 2003, respectively. These charges in 2003 resulted from the transition of our executive management team to San Jose, severance costs and employee-related liabilities, and provision for underutilized building operating lease obligations in connection with the re-alignment of our business in the fourth quarter. There was also a non-cash charge for impairment of assets of $3.2 million in 2003.

Research and Development Expenses, Net

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Research and development expenses, net (in millions)	$4.1	$4.8	$4.0
Change from fourth quarter 2003			(16.5)%
Change from first quarter 2003			(1.0)%

The decrease in research and development expenses compared to the fourth quarter of 2003 arises from a reduction in headcount and facility requirements as a result of the realignment of the business in December 2003 and the resulting decision to cease our hard IP manufacturing product lines and certain non-strategic technology areas. We recorded research grants from the MAGNET programs of the Chief Scientist of Israel of $81,000 in the first quarter of 2004 compared to $284,000 and $723,000 in the first and fourth quarter of 2003, respectively. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under the MAGNET programs.

The number of research and development personnel was 154 at March 31, 2004, compared with 182 at March 31, 2003, and 154 at December 31, 2003.

Sales and Marketing Expenses

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Sales and Marketing expenses (in millions)	$1.4	$1.8	$1.7
Change from fourth quarter 2003			(6.6)%
Change from first quarter 2003			21.8%

The increase in sales and marketing expenses compared to the first quarter of 2003 principally reflects additional sales and marketing efforts relating to the CEVA X architecture. There was a marginal decrease in sales and marketing expenses compared with the fourth quarter of 2003. Sales and marketing expenses as a percentage of total revenues were 18.2% for the first quarter of 2004 compared with 15.5% and 18.7% for the first and fourth quarter in 2003, respectively. The percentage movements reflect the movement in revenues during these periods. The total number of sales and marketing personnel was 21 at March 31, 2004, compared with 20 at both March 31, 2003 and December 31, 2003.

General and Administrative Expenses

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
General and administrative expenses (in millions)	$1.5	$1.7	$1.5
Change from fourth quarter 2003			(13.7)%
Change from first quarter 2003			(1.3)%

General and administrative expenses were $1.5 million in the first quarters of both 2003 and 2004. The decrease in general and administrative expenses compared to the fourth quarter of 2003 arises from a reduction in facility requirements as a result of the realignment of the business in December 2003. The number of general and administrative personnel was 37 at March 31, 2004 compared with 30 at March 31, 2003 and 32 at December 31, 2003.

Amortization of Other Intangibles

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Amortization of other intangible assets (in millions)	$0.3	$0.3	$0.2
Change from fourth quarter 2003			(17.7)%
Change from first quarter 2003			(21.5)%

The amount of other intangible assets was $5.2 million at March 31, 2003, $3.5 million at December 31, 2003 and $3.2 million at March 31, 2004. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $222,000 per quarter.

Reorganization and Severance Charge

Our management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included are severance charges and employee-related liabilities arising in connection with a head-count reduction of 40 employees, under-utilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease our hard IP manufacturing product lines and certain non-strategic technology areas.

Impairment of Assets

We recorded an impairment charge of $910,000 in the fourth quarter of 2003 in respect of redundant assets, as well as an impairment charge of $973,000 in respect of certain technology acquired. These charges related to the realignment of our business, including the decision to cease manufacturing Hard IP products and certain non-strategic technology areas.

In the fourth quarter of 2003, we also recognized an impairment charge of $1.35 million in relation to a minority investment in a private company. Management assessed the carrying value of the investment after taking into consideration the potential discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which this private company operates.

Other Income, Net

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Other income, net (in millions)	$0.04	$0.06	$0.19
of which:
Interest income (in millions)	$0.24	$0.15	$0.18
Foreign exchange (loss) (in millions)	$(0.20)	$(0.09)	$0.01

Other income consists of interest earned on investments and foreign exchange movements. The decrease in interest earned in the first quarter of 2004 compared with the first quarter of 2003 reflects lower cash balances on hand. The increase in interest earned compared with the fourth quarter of 2003 reflects a higher proportion of euro-denominated cash balances held throughout the first quarter of 2004 and the associated higher interest rate on euro cash balances. Foreign exchange losses in the first quarter and fourth quarter of 2003 primarily reflect the impact of the appreciation of the euro against the U.S. dollar on our euro liabilities. As a result of the significant currency fluctuations experienced in 2003 on our non-U.S. dollar denominated liabilities, we have sought to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations; this effort has resulted in a neutral foreign exchange impact in the first quarter of 2004.

Provision for Income Taxes

	First Quarter 2003	Fourth Quarter 2003	First Quarter 2004
Provision for income taxes (in millions)	$—	$0.2	$0.1

The provisions for income taxes in the first quarter of 2004 and the fourth quarter of 2003 reflect profits incurred domestically and in certain foreign jurisdictions. There was no provision required in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $58.6 million in cash and cash equivalents.

Net cash used in operating activities for the quarter ended March 31, 2004 was $868,000, compared with $5.4 million of net cash used in operating activities for the comparable period in 2003. Included in the operating cash outflow was $703,000 in connection with restructuring and reorganization costs. The net cash outflow from operating activities for the quarter ended March 31, 2003 included the settlement of merger-related costs of approximately $3 million and cash outflow in connection with restructuring and reorganization costs amounting to approximately $500,000. Of the $4.3 million of restructuring and reorganization costs accrued at March 31, 2004, we expect a cash outflow of approximately $2.9 million during the remainder of 2004, primarily relating to under-utilized building lease payments and employee-related costs, including the repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our debtors and interest earned from our cash holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in our license agreements with customers.

Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development and furniture and fixtures amounted to approximately $0.9 million in the first quarter of 2004, compared with $86,000 for the comparable period in 2003. The high level of capital expenditures in the first quarter of 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. We expect to invest approximately $1.4 million in new design tools in the second quarter of 2004. Proceeds from the sale of property and equipment amounted to $42,000 in the first quarter of 2004 and $38,000 for the comparable period in 2003. We had cash outflow of $30,000 for acquired technology in the first quarter of 2004.

Net cash provided by financing activities of $1.4 million in the first quarter of 2004 and $81,000 for the comparable period in 2003 reflects proceeds from the issuance of shares upon the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations – Leasehold properties	$30,990	$2,317	$4,043	$3,430	$21,200
Operating Lease Obligations – Other	2,215	1,388	827	—	—
Purchase Obligations	1,889	1,889	—	—	—

Total	$35,094	$5,594	$4,870	$3,430	$21,200

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom. An amount of $2,745 included in Operating Lease Obligations – Leasehold properties has been provided in the restructuring accrual at March 31, 2004.

Other operating lease obligations relate to license agreements entered into for design tools of $1.3 million and obligations under motor vehicle leases of $968,000.

Purchase obligations consist of capital commitments of $1.4 million, principally for design tools, and operating purchase order commitments of $489,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to the following:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Accounting for income taxes

•	Impairment of goodwill and other intangible assets

•	Reorganization, restructuring and severance charge

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of the development of the business or market conditions. We believe that our management judgments and estimates have been applied consistently and have been reliable historically.

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

We believe that the use of the percentage of completion method is appropriate as we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent in the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and specification and testing requirement changes.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts do not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

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

Goodwill

Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

In October 2003, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of CEVA (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end or during the first quarter of 2004.

Should our market capitalization decline, in assessing the recoverability of our goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or related assumptions change in subsequent periods or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

Other Intangible Assets

Other intangible assets are amortized to the Statement of Operations over the period during which benefits are expected to accrue, currently estimated at five years. We are required to test intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors we consider important, which could trigger impairment include:

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

Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the asset with its carrying value. The determination of the value of such intangible assets requires management to make assumptions regarding future business conditions and operating results in order to estimate future cash flows to determine the fair value of the respective assets. If the asset’s carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference in the asset’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

Reorganization, restructuring and severance charge

Our management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively, as described above.

We were required to make certain estimates and assumptions in assessing the operating lease obligations arising from a reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an estimate of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) an estimate of the percentage increases in the head lease rent and the sublease rent at each five-year rent review, and (4) the application of a discount rate of 4.75% over the remaining period of the lease. If these estimates or the related assumptions change in the future, we could be required to record a reduction in or additional restructuring charges. No changes in the estimates or related assumptions were identified in the quarter ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and the first quarter of 2004, a recovery appeared to begin. If this apparent recovery is not sustained through 2004 and beyond, however, our business could be further materially and adversely affected.

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue.

The markets for the products in which our technology is used are highly competitive. Aggressive competition could result in substantial declines in the license fees that we are able to charge for our intellectual property. It could also cause our existing customers to move their orders to our competitors. Many of our competitors are large companies that have significantly greater financial and other resources than we have.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the fact that we generally enter into only a small number of agreements in any one quarter, each of which is generally of material size;

•	the timing of the introduction of new or enhanced technologies, as well as the market acceptance of such technologies;

•	new product announcements and introductions by competitors;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	our lengthy sales cycle;

•	the gain or loss of significant licensees; and

•	changes in our pricing policies and those of our competitors.

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

The agreement governing our separation from DSP Group (For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003) restricts us from liquidating, disposing of or discontinuing our DSP cores licensing business during the two-year period following our spin-off, which will end November 1, 2004. Although we have no plans to take any such steps, such restrictions, as well as our agreement to indemnify DSP Group if we do not comply with these restrictions, could limit our flexibility. In addition, these restrictions and indemnification obligations could make us a less attractive acquisition or merger candidate during this period.

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

One of our principal research and development facilities is located in, and some of our directors and officers are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

We may pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements in the future that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of acquired or jointly developed businesses, technologies or products could cause diversion of management’s time and our resources. We may not be able to successfully integrate acquired businesses or joint ventures with our operations. If we were to make any acquisition or enter into a joint venture, we may not experience the intended benefits. If future acquisitions or joint ventures disrupt our operations, or if we have difficulty integrating the businesses or technologies we acquire, our business, financial condition and results of operations could suffer.

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

Although we are not currently involved in any litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Claims against us may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

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

Historically a substantial portion of the revenues from the licensing of our products has been derived in any period from a relatively small number of licensees. Because of the substantial license fees we charge, our customers tend to be large semiconductor companies or vertically integrated system OEMs. Part of our current growth strategy is to broaden the adoption of our products by small to mid-size companies by offering versions of our products targeted at these companies. In addition we plan to continue expanding our sales to include additional geographies. Asia, in particular, is a region we have targeted for growth. If we are unable to effectively develop and market our intellectual property through these models, our revenues will continue to be dependent on a smaller number of licensees and a less geographically dispersed pattern of licensees, which could harm our business and results of operations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We look to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations and this has resulted in a neutral foreign exchange impact in the first quarter of 2004. We incurred foreign exchange losses of approximately $199,000 in the first quarter of 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2004.

Item 4.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that material information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Bylaw Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

On January 28, 2004, the Company furnished a current report on Form 8-K dated January 27, 2004 under Item 12 containing a copy of a press release announcing the Company’s financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 7, 2004	By: /s/ CHESTER J. SILVESTRI

Chester J. Silvestri Chief Executive Officer (principal executive officer)

Date: May 7, 2004	By: /s/ CHRISTINE RUSSELL

Christine Russell Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Bylaw Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer