Form 10-Q
period 2004-06-30
CEVA  INC
filed 2004-08-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended: June 30, 2004

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________ to ___________

Commission file number: 000-49842

CEVA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporationor Organization)	(I.R.S.Employer Identification No.)

2033 Gateway Place, Suite 150,San Jose, California	95110-1002
(Address of Principal ExecutiveOffices)	(Zip Code)

(408) 514-2900
(Registrant's Telephone Number, Including AreaCode)

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|    No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 18,484,582 shares of common stock, $0.001 par value, as of Aug 4, 2004.

FORWARD-LOOKING STATEMENTS

     This quarterly report includes forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements in this report contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That Could Affect Our Operating Results" and elsewhere in this quarterly report. We do not assume any obligations to update any of the forward-looking statements we make.

*****

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2004	2003 [1]

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$56,832	$59,130
Trade receivables, net	10,707	10,226
Other assets and prepaid expenses	1,757	1,945

Total current assets	69,296	71,301

Long-term investments:
Severance pay fund	1,458	1,487
Property and equipment, net	5,211	4,792
Goodwill	38,398	38,398
Other intangible assets, net	3,009	3,455

Total assets	$117,372	$119,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,018	$3,030
Accrued expenses and other payables	10,053	12,876
Taxes payable	737	891
Deferred revenues	775	1,064

Total current liabilities	13,583	17,861

Accrued severance pay	1,530	1,510
Accrued liabilities	1,293	1,583

Total long-term liabilities	2,823	3,093

Stockholders' equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,384,083
and 18,167,332 shares issued and outstanding at June 30, 2004
and December 31, 2003, respectively	18	18
Additional paid in-capital	136,033	134,449
Accumulated deficit	(35,085)	(35,988)

Total stockholders' equity	100,966	98,479

Total liabilities and stockholders' equity	$117,372	$119,433

1 The December 31, 2003 balance sheet information has been derived from the December 31, 2003 audited consolidated financial statements of the Company.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,

	2004	2003	2004	2003

	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$15,949	$14,151	$8,180	$7,170
Other revenue	2,841	3,779	1,396	1,917

Total revenues	18,790	17,930	9,576	9,087
Cost of revenues	2,961	3,239	1,451	1,601

Gross profit	15,829	14,691	8,125	7,486
Operating expenses:
Research and development, net	8,231	8,101	4,222	4,052
Sales and marketing	3,391	2,822	1,718	1,449
General and administrative	2,954	2,963	1,495	1,485
Amortization of intangible assets	446	568	223	284
Reorganization and severance charge	—	1,380	—	—

Total operating expenses	15,022	15,834	7,658	7,270

Operating income (loss)	807	(1,143)	467	216
Other income (expense), net	351	(143)	162	(184)

Income (loss) before taxes on income	1,158	(1,286)	629	32
Taxes on income	255	—	135	—

Net income (loss)	903	(1,286)	494	32

Basic income (loss) per share	$0.049	$(0.071)	$0.027	$0.002

Diluted income per share	$0.047	$(0.071)	$0.026	$0.002

Weighted-average number of shares of Common Stock
used in computation of net income (loss) per share (in
thousands):
Basic	18,353	18,075	903	18,079

Diluted	19,083	18,075	18,909	18,149

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
U.S. dollars in thousands (except share data)

	Common Stock			Additional		Total
				paid-in	Accumulated	stockholders'
Six months ended June 30, 2004	Shares	Amount		Capital	deficit	equity

Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	903	903
Stock-based compensation	—	—		135	—	135
Issuance of Common Stock upon exercise of stock
options	117,733	—	(*)	1,072	—	1,072
Issuance of Common Stock upon purchase of ESPP
shares	99,018	—	(*)	377	—	377

Balance as of June 30, 2004	18,384,083	$18		$136,033	$(35,085)	$100,966

(*) Amount less than $1.

	Common Stock			Additional		Total
				paid-in	Accumulated	stockholders'
Six months ended June 30, 2004	Shares	Amount		Capital	deficit	equity

Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072
Net loss	—	—		—	(1,286)	(1,286)
Issuance of Common Stock upon exercise of stock options	8,745	—	(*)	19	—	19
Issuance of Common Stock upon purchase of ESPP shares	18,224	—	(*)	65	—	65

Balance as of June 30, 2003	18,080,476	$18		$134,135	$(25,283)	$108,870

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended
	June 30,

	2004	2003

	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	903	(1,286)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,311	1,808
Amortization of intangible assets	446	568
Stock-based compensation	135	—
(Profit) loss on disposal of property and equipment	(8)	4
Currency translation differences	(7)	211
Changes in operating assets and liabilities:
Trade receivables	(487)	(2,888)
Other accounts receivable and prepaid expenses	174	42
Inventories	—	(70)
Trade payables	(157)	(458)
Deferred revenues	(289)	604
Accrued expenses and other payables	(2,931)	(6,328)
Taxes payable	(154)	(168)
Accrued severance pay, net	49	(70)

Net cash used in operating activities	(1,015)	(8,031)

Cash flows from investing activities:
Purchase of property and equipment	(2,577)	(681)
Proceeds from sale of property and equipment	42	38
Purchase of technology	(30)	—

Net cash used in investing activities	(2,565)	(643)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	1,072	19
Proceeds from issuance of Common Stock upon purchase of ESPP shares	377	65

Net cash provided by financing activities	1,449	84
Effect of exchange rate movements on cash	(167)	74

Changes in cash and cash equivalents	(2,298)	(8,516)
Cash and cash equivalents at the beginning of the period	59,130	73,810

Cash and cash equivalents at the end of the period	$56,832	$65,294

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS

     CEVA, Inc. licenses Digital Signal Processor (DSP) intellectual property (IP) and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2003, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (File No. 000-49842), have been applied consistently in these financial statements.

NOTE 3: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

     The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company's business).

The following is a summary of operations within geographic areas:

	Six months ended		Three months ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues based on customer location:
United States	$3,182	$9,759	$1,363	$4,185
Europe, Middle East and Africa	9,833	5,110	5,689	3,038
Asia	5,775	3,061	2,524	1,864

	$18,790	$17,930	$9,576	$9,087

b. Major customer data as a percentage of total revenues:

     The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Six months ended		Three months ended
	June 30,		June 30,

	2004	2003	2004	2003

Customer A	17.5%	—	34.3%	—
Customer B	—	—	11.9%	—
Customer C	—	—	11.8%	—
Customer D	—	12.2%	—	14.0%
Customer E	—	11.9%	—	—
Customer F	—	11.8%	—	14.7%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4: NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     Basic net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Standard No. 128, "Earnings Per Share".

	Six months ended		Three monthsended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator:
Net income (loss)	$903	$(1,286)	$494	$32

Numerator for basic and diluted net income (loss) per share	$903	$(1,286)	$494	$32

Denominator:
Denominator for basic net income (loss) per share
Weighted average number of shares of Common Stock	18,353	18,075	18,380	18,079
Effect of employee stock options	730	—	529	70

	19,083	18,075	18,909	18,149

Basic net income (loss) per share	$0.049	$(0.071)	$0.027	$0.002

Diluted net income (loss) per share	$0.047	$(0.071)	$0.026	$0.002

NOTE 5: STOCK-BASED COMPENSATION PLANS

     The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Statement No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. A stock compensation charge of $135,000 is respect of options granted to non-employee consultants is reflected in the statement of operations for the three- and six-month periods ended June 30, 2004 as required under APB No.25.During the first quarter of 2004, the Company granted options to purchase 382,000 shares of Common Stock, at exercise prices ranging from $8.75 to $11.75 per share, and the Company issued 212,425 shares of Common Stock under its stock option and purchase programs for consideration of $1,433. Options to purchase 5,219,065 shares were outstanding at March 31, 2004. During the comparable period of 2003, the Company granted no options and issued 25,612 shares of Common Stock under its stock option and purchase programs for consideration of $81; options to purchase 3,210,996 shares were outstanding at March 31, 2003. During the second quarter of 2004, the Company granted options to purchase 143,000 shares of Common Stock, at exercise prices ranging from $7.91 to $9.40 per share, and the Company issued 4,326 shares of Common Stock under its stock option and purchase programs for consideration of $16. Options to purchase 5,223,141 shares were outstanding at June 30, 2004. During the comparable period of 2003, the Company granted options to purchase 1.4 million shares of Common Stock, at exercise prices ranging from $3.36 to $7.45 and issued 1,357 shares of Common Stock under its stock option and purchase programs for consideration of $3; options to purchase 4,386,736 shares were outstanding at June 30, 2003.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option pricing model with the following weighted-average assumptions:

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(U.S. dollars in thousands, except share and per share amounts)

     The weighted average fair value of the options granted during the three months ended March 31, 2004 and June 30, 2004 was $10.25 and $8.39 respectively. There were no options issued during the three months ended March 31, 2003. The weighted average fair value of the options granted to the employees of the Company during the three months ended June 30, 2003 was $3.63. The exercise prices of such options were equal to the market price of the Company's Common Stock at the date of the respective option grants.

     The following pro forma information includes the effect of the options granted to the Company's employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

	Six months ended		Three months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$903	$(1,286)	$494	$32
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	$(5,822)	$(6,713)	$(2,596)	$(3,212)

Pro forma net income (loss)	$(4,919)	$(7,999)	$(2,102)	$(3,180)

Income (loss) per share:
Basic as reported	$0.049	$(0.07)	$0.027	$(0.02)

Basic pro forma	$(0.268)	$(0.44)	$(0.114)	$(0.18)

Diluted as reported	$0.047	$(0.07)	$0.026	$(0.02)

Diluted pro forma	$(0.268)	$(0.44)	$(0.114)	$(0.18)

NOTE 6: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

     The Company's management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction, under-utilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies.

     Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. There were no revisions to estimates in the three-and six-month periods ended June 30, 2004.

     The major components of the 2003 reorganization and other charges of which $2,407 is included in accrued expenses and other payables and $1,293 is included in accrued liabilities, at June 30, 2004 are as follows:

	Balance at		Balance at
	December 31, 2003	Utilized	June 30, 2004

Severance and related costs	$1,704	$466	$1,238
Underutilized building operating lease obligations	3,153	691	2,462
Legal and professional fees	100	100	—

	$4,957	$1,257	$3,700

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "–Factors That Could Affect Our Operating Results", as well as those otherwise discussed in this section and elsewhere in this quarterly report. See "Forward-Looking Statements".

BUSINESS OVERVIEW

     CEVA, Inc. is the leading licensor of Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house. We include among our customers more than 100 semiconductor and electronic equipment companies, including many of the world's leading companies in these fields.

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

  Continue to develop sophisticated cores and frameworks. We seek to maximize our expertise in DSP for wireless andmultimedia technologies to address critical customer demands. In particular, we seek to enhance our existing DSP cores and application IP with additional features and performance, while developing new offerings that will focus on other emerging applications across the range of end markets we serve.

  Provide an integrated, open-standard solution. We seek to maximize the competitive advantage provided by our ability to offer an integrated IP solution—such as multimedia IP built around our DSP processor core architectures.

  Focus on large and growing markets. We believe that our expertise in programmable DSP cores and application IP favorably positions us to target growing segments of the consumer electronics market, such as wireless communications,mobile computing, automotive electronics and consumer entertainment. We intend to strengthen our relationships andexpand licensing and royalty arrangements with customers in those markets and to extend our customer base with keyindustry leaders within each of those areas. We also seek to strengthen relationships and expand licensing and royalty arrangements with our existing customers and to extend our customer base with key industry companies in order to facilitate the development of our technology.

RESULTS OF OPERATIONS

Total Revenues

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Total revenues (in millions)	$ 17.9	$ 18.8	$ 9.1	$ 9.2	$ 9.6
Change from first half 2003					4.8%
Change from second quarter 2003					5.4%
Change from first quarter 2004					3.9%

     The increase in the second quarter and first half of 2004 over the comparative periods in 2003 principally reflects a combination of higher licensing and royalty revenues, offset by a fall-off of "Hard IP" manufacturing revenues in the 2004 periods following the decision in December 2003 to cease our "Hard IP" manufacturing product line and certain other non strategic technology areas. The increase from the first quarter of 2004 primarily reflects higher licensing and royalty revenues.

     Licensing and royalty revenues accounted for 84.9% of our total revenues in the first half of 2004 compared with 78.9% for the first half of 2003. Licensing and royalty revenues accounted for 85.4% of our total revenues in the second quarter of 2004, compared with 78.9% for the second quarter of 2003 and 84.3% for the first quarter of 2004.

     The Company and its subsidiaries (the "Company") generate their revenues from licensing intellectual property, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the Company's IP to customer specifications are recognized in accordance with Statement of Position 81-1 "Accounting for Performance of Construction—Type and Certain Production—Type Contracts", using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the "Input Method". The amount of revenue recognized is based on the total license fees under the license agreement and the percentage to completion achieved.

     The Company accounts for all of its other IP license revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. Under SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is otherwise fixed or determinable; (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the "residual method" when vendor specific objective evidence ("VSOE") of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements normally is determined based on the price charged for the undelivered element when sold separately.

     Royalties from licensing the right to use the Company's IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties from similar agreements are recognized upon payment, provided that no future obligation exists.

      Licensing and Royalty Revenues

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Licensing and royalty revenues (in millions)	$14.2	$15.9	$7.2	$7.8	$8.1
Change from first half 2003					12.7%
Change from second quarter 2003					14.1%
Change from first quarter 2004					5.3%

of which:
Licensing revenues (in millions)	$12.7	$13.5	$6.3	$6.6	$6.9
Change from first half 2003					6.4%
Change from second quarter 2003					9.7%
Change from first quarter 2004					5.3%
Royalty revenues (in millions)	$1.5	$2.4	$0.9	$1.2	$1.2
Change from first half 2003					67.2%
Change from second quarter 2003					46.5%
Change from first quarter 2004					5.1%

     The increase in licensing revenue in the second quarter and first half of 2004 over the comparative periods in 2003 reflects increased revenues from our DSP cores technology offset by lower revenues from our integrated application IP technologies as certain non-strategic application technologies ceased following the strategic re-alignment of our operations in the fourth quarter of 2003. The strategic re-alignment allowed us to better focus on our key strengths – DSP cores and integrated application IP technologies in the first and second quarter of 2004.

     The increase in royalty revenue in the second quarter and first half of 2004 over the comparative periods in 2003 was driven by increases in the underlying unit shipments of customers' products incorporating our DSP cores. The increase from the first quarter of 2004 also reflected increases in the underlying unit shipments of customers' products incorporating our DSP cores.

     We had 26 royalty licensees shipping units in the first and second quarter of 2004, compared with 21 and 18 royalty licensees shipping units respectively in the comparative quarters in 2003. Royalty-generating licensees reported sales of 42.7 million chips incorporating our technology in the first half of 2004, compared with 22.6 million chips in the first half of 2003. Royalty-generating licensees reported sales of 23.7 million chips incorporating our technology in the second quarter of 2004, compared with 10.4 million chips in the second quarter of 2003 and 19.0 million chips in the first quarter of 2004.

     The five largest royalty-generating licensees accounted for 77% of total unit royalty revenues in the first half of 2004 compared to 83% for the first half of 2003. The five largest royalty-generating licensees accounted for 88% of total unit royalty revenues in the second quarter of 2004 compared to 94% in the second quarter of 2003 and 78% in the first quarter of 2004. Three royalty-generating licensees shipped in excess of 5 million units in the first half of 2004 compared to one in the first half of 2003. Two royalty-generating licensees shipped in excess of 5 million units in the second quarter of 2004 compared to one in both the second quarter of 2003 and the first quarter of 2004.

Other Revenues

Other revenues includes design and consulting services and maintenance and support for licensees.

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Other revenues (in millions)	$ 3.8	$ 2.8	$ 1.9	$ 1.4	$ 1.4
Change from first half 2003					(24.8)%
Change from second quarter 2003					(27.2)%
Change from first quarter 2004					(3.4)%

     The decrease from the 2003 periods reflects a fall-off in revenues following the decision in December 2003 to cease our "Hard IP" manufacturing product line, which was offset by higher revenues from our design and consulting services.

Geographic Revenue Analysis

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

(in millions,except
percentages)
United States	$9.8 54.4%	$3.2 17.0%	$4.2 46.1%	$1.8 19.7%	$1.4 14.2%
Europe, Middle East, Africa	$5.1 28.5%	$9.8 52.3%	$3.0 33.4%	$4.1 45.0%	$5.7 59.4%
Asia	$3.1 17.1%	$5.8 30.7%	$1.9 20.5%	$3.3 35.3%	$2.5 26.4%

     Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Cost of revenues (in millions)	$ 3.2	$ 3.0	$ 1.6	$ 1.5	$ 1.5
Change from first half 2003					(8.6)%
Change from second quarter 2003					(9.4)%
Change from first quarter 2004					(3.9)%

     Cost of revenues accounted for 15.8% of total revenues for the first half of 2004 compared with 18.1% for the first half of 2003. Cost of revenues accounted for 15.2% of total revenues for the second quarter of 2004, compared with 17.6% and 16.4% for the second quarter of 2003 and the first quarter of 2004, respectively. Gross margins for the first half of 2004 were 84.2%, compared with 81.9% for the first half of 2003. Gross margins for the second quarter of 2004 were 84.8%, compared with 82.4% and 83.6% for the second quarter of 2003 and the first quarter of 2004, respectively. The movement in total cost of revenues and gross margins in the first half and second quarter of 2004 compared with the comparative periods in 2003 reflects the change in revenue mix following the decision in December 2003 to cease our lower margin "Hard IP" manufacturing product line. The movement in total cost of revenues and gross margins in the second quarter of 2004 compared to the first quarter of 2004 reflects an increase in the portion of revenues derived from higher gross margin licensing and royalty revenues.

      Operating Expenses

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
(in millions)	2003	2004	2003	2004	2004

Research and development, net	$8.1	$8.2	$4.1	$4.0	$4.3
Sales and marketing	$2.8	$3.4	$1.4	$1.7	$1.7
General and Administration	$3.0	$3.0	$1.5	$1.5	$1.5
Amortization of intangible assets	$0.5	$0.4	$0.3	$0.2	$0.2

Total operating expenses before reorganization
and severance charge	$14.4	$15.0	$7.3	$7.4	$7.7
Reorganization and severance charge	$1.4	$—	$—	$—	$—

Total operating expenses	$15.8	$15.0	$7.3	$7.4	$7.7

Change from first half 2003					(5.1)%
Change from second quarter 2003					5.3%
Change from first quarter 2004					4.0%

     The increase in total operating expenses before reorganization and severance charge in the second quarter and first half of 2004 compared to the comparative periods in 2003 principally reflects increased sales and marketing activity. The increase in total operating expenses before reorganization and severance charge in the second quarter of 2004 compared to the first quarter of 2004 primarily reflects lower research and development grants received in the period and an increased level of activity in our research and development programs.

     Reorganization and severance charge totaled $1.4 million in the first half of 2003. This charge in 2003 resulted from the transition of our executive management team to San Jose, and associated severance costs.

      Research and Development Expenses, Net

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Research and development expenses, net (in millions)	$8.1	$8.2	$4.1	$4.0	$4.3
Change from first half 2003					1.6%
Change from second quarter 2003					4.2%
Change from first quarter 2004					5.3%

     The increase in research and development expenses in the first half and second quarter of 2004 compared with the comparative periods in 2003 primarily reflects lower research grants from the MAGNET programs of the Chief Scientist of Israel and from Enterprise Ireland offset by lower costs arising from the decision to exit certain non-strategic technology areas and the resulting reduction in headcount and facility requirements as a result of the realignment of the business in December 2003. The increase in research and development expense in the second quarter compared to the first quarter of 2004 reflects increased spend on audio and multimedia programs.

     The number of research and development personnel was 159 at June 30, 2004, compared with 180 at June 30, 2003, and 160 at March 31, 2004.

      Sales and Marketing Expenses

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Sales and Marketing expenses, net (in millions)	$2.8	$3.4	$1.4	$1.7	$1.7
Change from first half 2003					20.2%
Change from second quarter 2003					18.6%
Change from first quarter 2004					2.7%

     The increase in sales and marketing expenses in the second quarter and first half of 2004 compared to the comparative periods in 2003 principally reflects additional sales and marketing efforts in Asia and also increased activity relating to the CEVA X architecture. There was a marginal increase in sales and marketing expenses compared with the first quarter of 2004. Sales and marketing expenses as a percentage of total revenues were 18.0% for the first half of 2004 compared with 15.7% for the first half of 2003. Sales and marketing expenses as a percentage of total revenues were 17.9% for the second quarter of 2004 compared with 15.9% and 18.2% for the second quarter of 2003 and the first quarter in 2004, respectively. The percentage movements reflect the increased costs associated with our additional sales and marketing efforts during these periods. The total number of sales and marketing personnel was 20 at June 30, 2004, compared with 19 at June 30, 2003 and 20 at March 31, 2004.

     General and Administrative Expenses

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

General and Administrative expenses, net (in millions)	$3.0	$3.0	$1.5	$1.5	$1.5
Change from first half 2003					(0.3)%
Change from second quarter 2003					0.7%
Change from first quarter 2004					2.5%

     General and administrative expenses were $3.0 million in the first half of both 2003 and 2004. General and administrative expenses were $1.5 million in the second quarters of both 2003 and 2004 and the first quarter of 2004. The number of general and administrative personnel was 36 at June 30, 2004 compared with 30 at June 30, 2003 and 37 at March 31, 2004.

Amortization of Other Intangibles

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Amortization of intangible assets (in millions)	$0.5	$0.4	$0.3	$0.2	$0.2
Change from first half 2003					(21.5)%
Change from second quarter 2003					(21.5)%
Change from first quarter 2004					0.0%

     The amount of other intangible assets was $4.9 million at June 30, 2003, $3.2 million at March 31, 2004 and $3.0 million at June 30, 2004. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $222,000 per quarter.

Reorganization and Severance Charge

     Our management and board of directors approved a reorganization plan in the first half of 2003, which resulted in a charge of $1.4 million. The charge arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S.

Other Income, Net

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Other income, net (in millions)	$(0.14)	$0.35	$(0.18)	$0.19	$0.16
of which:
Interest income (in millions)	$0.45	$0.35	$0.21	$0.18	$0.17
Foreign exchange gain (loss) (in millions)	$(0.59)	$0.00	$(0.39)	$0.01	$(0.01)

     Other income consists of interest earned on investments and foreign exchange movements. The decrease in interest earned in the second quarter and first half of 2004 compared with the comparative periods in 2003 reflects lower cash balances on hand. Foreign exchange losses in the second quarter and first half of 2003 primarily reflect the impact of the appreciation of the euro against the U.S. dollar on our euro liabilities. As a result of the significant currency fluctuations experienced in 2003 on our non-U.S. dollar denominated liabilities, we have sought to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations; this effort has resulted in a neutral foreign exchange impact in the first and second quarters of 2004.

Provision for Income Taxes

	First Half	First Half	Second Quarter	First Quarter	Second Quarter
	2003	2004	2003	2004	2004

Provision for income taxes (in millions)	$—	$0.3	$—	$0.1	$0.2

     The provisions for income taxes in the second quarter and first half of 2004 reflect profits incurred domestically and in certain foreign jurisdictions. There was no provision required in the second quarter and first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had approximately $56.8 million in cash and cash equivalents.

     Net cash used in operating activities for the six-month period ended June 30, 2004 was $1.0 million, compared with $8.0 million of net cash used in operating activities for the comparable period in 2003. Included in the operating cash outflow in the first half of 2004 was $1.3 million in connection with restructuring and reorganization costs. The net cash outflow from operating activities for the six-month period ended June 30, 2003 included the settlement of merger-related costs of approximately $3.1 million and cash outflow in connection with restructuring and reorganization costs amounting to approximately $2.3 million. Of the $3.7 million of restructuring and reorganization costs accrued at June 30, 2004, we expect a cash outflow of approximately $2.4 million during the remainder of 2004, primarily relating to under-utilized building lease payments and employee-related costs, including the repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our debtors and interest earned from our cash holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in our license agreements with customers.

     Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of design tools, computer hardware and software used in engineering development and furniture and fixtures amounted to approximately $2.6 million in the first six months of 2004, compared with $681,000 for the comparable period in 2003. The high level of capital expenditures in the first six months of 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $42,000 in the first six months of 2004 and $38,000 for the comparable period in 2003. We had cash outflow of $30,000 for acquired technology in the first six months of 2004.

     Net cash provided by financing activities of $1.4 million in the first six months of 2004 and $84,000 for the comparable period in 2003 reflects proceeds from the issuance of shares upon the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.

     We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

		Payments Due by Period
		(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating Lease Obligations – Leasehold properties	$28,768	$2,107	$3,650	$3,058	$19,953
Operating Lease Obligations – Other	2,248	1,339	909	—	—
Purchase Obligations	541	541	—	—	—

Total	$31,557	$3,987	$4,559	$3,058	$19,953

     Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom. An amount of $2,462 included in Operating Lease Obligations – Leasehold properties has been provided in the restructuring accrual at June 30, 2004.

     Other operating lease obligations relate to license agreements entered into for design tools of $1.3 million and obligations under motor vehicle leases of $921,000.

     Purchase obligations consist of capital commitments of $84,000 for design tools, and operating purchase order commitments of $457,000.

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

  Revenue recognition

  Allowances for doubtful accounts

  Accounting for income taxes

  Impairment of goodwill and other intangible assets

  Reorganization, restructuring and severance charge

Revenue Recognition

     Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of the development of the business or market conditions. We believe that our management judgments and estimates have been applied consistently and have been reliable historically.

     A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer's specific requirements. Revenues from initial license fees for such arrangements are recognized based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

Goodwill

     Under Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS 142.

     In October 2003, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of CEVA (the "reporting unit") with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end or during the first six months of 2004.

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

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends;

  significant decline in our stock price for a sustained period; and

  significant decline in our market capitalization relative to net book value.

     Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the asset with its carrying value. The determination of the value of such intangible assets requires management to make assumptions regarding future business conditions and operating results in order to estimate future cash flows to determine the fair value of the respective assets. If the asset's carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference in the asset's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

      Reorganization, restructuring and severance charge

      The Company's management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction, under-utilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease the Company's hard IP manufacturing product line and certain non-strategic technology areas.

     We were required to make certain estimates and assumptions in assessing the operating lease obligations arising from a reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an estimate of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) an estimate of the percentage increases in the head lease rent and the sublease rent at each five-year rent review, and (4) the application of a discount rate of 4.75% over the remaining period of the lease. If these estimates or the related assumptions change in the future, we could be required to record a reduction in or additional restructuring charges. No changes in the estimates or related assumptions were identified in the six months ended June 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were revised in December 2003 to be effective for financial statement periods ended after December 15, 2003. The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

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

     The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and the first six months of 2004, a recovery appeared to begin. If this apparent recovery is not sustained through 2004 and beyond, however, our business could be further materially and adversely affected.

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

  the fact that we generally enter into only a small number of agreements in any one quarter, each of which is generally ofmaterial size;

  the timing of the introduction of new or enhanced technologies, as well as the market acceptance of such technologies;

  new product announcements and introductions by competitors;

  the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resultingfrom fluctuations in unit shipments by our licensees;

  our lengthy sales cycle;

  the gain or loss of significant licensees; and

  changes in our pricing policies and those of our competitors.

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

One of our directors may have a conflict of interest because of his ownership of DSP Group's common stock or position with DSP Group.

     One of our directors Eliyahu Ayalon, who serves as the chairman of the board of directors of DSP Group holds a significant number of shares of DSP Group's common stock and options to purchase shares of DSP Group's common stock. Ownership of DSP Group's common stock could create, or appear to create, a conflict of interest when faced with decisions that could have different implications for DSP Group and us.

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

     We may pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements in the future that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of acquired or jointly developed businesses, technologies or products could cause diversion of management's time and our resources. We may not be able to successfully integrate acquired businesses or joint ventures with our operations. If we were to make any acquisition or enter into a joint venture, we may not experience the intended benefits. If future acquisitions or joint ventures disrupt our operations, or if we have difficulty integrating the businesses or technologies we acquire, our business, financial condition and results of operations could suffer.

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

     We enjoy certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

     We have significant operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Irish and Israeli operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our subsidiaries' profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We look to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations and this has resulted in a neutral foreign exchange impact in the first six months of 2004. We incurred foreign exchange losses of approximately $588,000 in the first six months of 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

      All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 5, 2004, the Company held its 2004 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company's stockholders were as follows:

1. Election of nine directors:

	For	Withheld

Eliyahu Ayalon	10,910,470	1,122,851
Brian Long	10,881,137	1,152,184
Zvi Limon	11,749,993	283,328
Bruce A. Mann	10,631,655	1,401,666
Peter McManamon	10,885,615	1,147,706
Sven-Crister Nilsson	11,675,233	358,088
Louis Silver	11,675,253	358,068
Chester J. Silvestri	10,937,045	1,096,276
Dan Tocatly	11,778,843	254,478

2. Approval of an amendment to the 2002 stock incentive plan increasing from 1,800,000 to 3,300,000 the number of shares of common stock reserved for issuance under the plan and adding a per participant limit:

For	Against	Abstain

6,213,197	4,333,636	37,256

3. Ratification of the selection of Ernst & Young Chartered Accountants as independent auditors for fiscal 2004:

For	Against	Abstain

11,899,230	130,216	3,875

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

      (b)     Reports on Form 8-K

      On April 7, 2004, the Company furnished a current report on Form 8-K dated April 7, 2004 under items 7 and 9 containing a press release announcing changes to the Company's Board of Directors and the formation of an executive advisory board.

     On April 20, 2004, the Company furnished a current report on Form 8-K dated April 20, 2004 under Item 12 containing a copy of a press release announcing the Company's financial results for the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 9, 2004	By: /s/ CHESTER J. SILVESTRI

Chester J. Silvestri
Chief Executive Officer
(principal executive officer)

Date: August 9, 2004	By: /s/ CHRISTINE RUSSELL

Christine Russell
Chief Financial Officer
(principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer