Form 10-Q
period 2004-09-30
CEVA  INC
filed 2004-11-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________________

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: September 30, 2004

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from              to

Commission file number: 000-49842
__________________

CEVA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2033 Gateway Place, Suite 150, San Jose, California	95110-1002
(Address of Principal Executive Offices)	(Zip Code)

(408) 514-2900
(Registrant’s Telephone Number, Including Area Code)

__________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,489,786 shares of common stock, $0.001 par value, as of November 3, 2004.

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

*****

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30, 2004 Unaudited	December 31, 2003[1]
ASSETS
Current assets:
Cash and cash equivalents	$27,035	$59,130
Marketable securities	30,730	-
Trade receivables, net	11,583	10,226
Other assets and prepaid expenses	1,591	1,945
Total current assets	70,939	71,301
Long-term investments:
Severance pay fund	1,534	1,487
Property and equipment, net	4,690	4,792
Goodwill	38,398	38,398
Other intangible assets, net	2,786	3,455
Total assets	$118,347	$119,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,881	$3,030
Accrued expenses and other payables	9,604	12,876
Taxes payable	965	891
Deferred revenues	1,046	1,064
Total current liabilities	13,496	17,861
Accrued severance pay	1,609	1,510
Accrued liabilities	1,229	1,583
Total long-term liabilities	2,838	3,093
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,488,186 and 18,167,332 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	18	18
Additional paid in-capital	136,520	134,449
Accumulated deficit	(34,525)	(35,988)
Total stockholders’ equity	102,013	98,479
Total liabilities and stockholders’ equity	$118,347	$119,433

1    The December 31, 2003 balance sheet information has been derived from the December 31, 2003 audited consolidated financial statements of the Company.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2004 Unaudited	2003 Unaudited	2004 Unaudited	2003 Unaudited

Revenues:
Licensing and royalties	$24,431	$21,802	$8,482	$7,651
Other revenue	4,073	5,430	1,232	1,651
Total revenues	28,504	27,232	9,714	9,302
Cost of revenues	4,160	4,654	1,199	1,415
Gross profit	24,344	22,578	8,515	7,887
Operating expenses:
Research and development, net	12,615	12,591	4,384	4,490
Sales and marketing	5,159	4,258	1,768	1,436
General and administrative	4,509	4,418	1,555	1,455
Amortization of intangible assets	669	856	223	288
Reorganization and severance charge	—	2,782	—	1,402
Total operating expenses	22,952	24,905	7,930	9,071
Operating income (loss)	1,392	(2,327)	585	(1,184)
Other income (expense), net	496	7	145	150
Income (loss) before taxes on income	1,888	(2,320)	730	(1,034)
Taxes on income	425	100	170	100
Net income (loss)	1,463	(2,420)	560	(1,134)
Basic income (loss) per share	$0.080	$(0.134)	$0.030	$(0.063)
Diluted income (loss) per share	$0.077	$(0.134)	$0.030	$(0.063)
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,387	18,085	18,453	18,108
Diluted	18,986	18,085	18,793	18,108

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Nine months ended September 30, 2004	Shares	Amount
Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	1,463	1,463
Stock-based compensation	—	—		182	—	182
Issuance of Common Stock upon exercise of stock options	124,254	—(*	)	1,115	—	1,115
Issuance of Common Stock upon purchase of ESPP shares	196,600	—(*	)	774	—	774
Balance as of September 30, 2004	18,488,186	$18		$136,520	$(34,525)	$102,013

(*)    Amount less than $1.

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Nine months ended September 30, 2003	Shares	Amount
Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072
Net loss	—	—		—	(2,420)	(2,420)
Issuance of Common Stock upon exercise of stock options	14,658	—(*	)	39	—	39
Issuance of Common Stock upon purchase of ESPP shares	98,178	—(*	)	355	—	355
Balance as of September 30, 2003	18,166,343	$18		$134,445	$(26,417)	$108,046

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2004	2003
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	1,463	(2,420)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,972	2,876
Amortization of intangible assets	669	856
Stock-based compensation	182	—
(Profit) loss on disposal of property and equipment	(7)	4
Currency translation differences	(8)	259
Changes in operating assets and liabilities:
Purchase of marketable securities	(30,730)	—
Trade receivables	(1,365)	(1,420)
Other accounts receivable and prepaid expenses	339	(113)
Inventories	—	(69)
Trade payables	(311)	(745)
Deferred revenues	(18)	(131)
Accrued expenses and other payables	(3,534)	(7,897)
Taxes payable	74	(231)
Accrued severance pay, net	52	(70)
Net cash used in operating activities	(31,222)	(9,101)
Cash flows from investing activities:
Purchase of property and equipment	(2,725)	(1,697)
Proceeds from sale of property and equipment	49	38
Purchase of technology	(30)	(50)
Net cash used in investing activities	(2,706)	(1,709)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of stock options	1,115	39
Proceeds from issuance of Common Stock upon purchase of ESPP shares	774	355
Net cash provided by financing activities	1,889	394
Effect of exchange rate movements on cash	(56)	121
Changes in cash and cash equivalents	(32,095)	(10,295)
Cash and cash equivalents at the beginning of the period	59,130	73,810
Cash and cash equivalents at the end of the period	$27,035	$63,515

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

CEVA, Inc.(‘CEVA’ or the ‘Company’) licenses Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the three months ended September 30, 2004 CEVA invested in marketable securities. Marketable securities consist of certificates of deposits and U.S. government and agency securities and are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and unrealized holding gains and losses are reflected in the Interim Condensed Consolidated Statements of Operations.

NOTE 3:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Revenues based on customer location:
United States	$7,342	$13,275	$4,160	$3,516
Europe, Middle East and Africa	13,420	8,513	3,587	3,403
Asia	7,742	5,444	1,967	2,383
	$28,504	$27,232	$9,714	$9,302

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Customer A	12.3%	—	—	—
Customer B	—	—	22.0%	—
Customer C	—	11.5%	—	10.1%
Customer D	—	10.0%	—	—
Customer E	—	—	—	13.7%
Customer F	—	—	—	10.9%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4:    NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus potential dilutive shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”.

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

Numerator:
Net income (loss)	$1,463	$(2,420)	$560	$(1,134)
Numerator for basic and diluted net income (loss) per share	$1,463	$(2,420)	$560	$(1,134)
Denominator:
Denominator for basic net income (loss) per share
Weighted average number of shares of Common Stock	18,387	18,085	18,453	18,108
Effect of employee stock options	599	—	340	—
	18,986	18,085	18,793	18,108
Net income (loss) per share
Basic	$0.080	$(0.134)	$0.030	$(0.063)
Diluted	$0.077	$(0.134)	$0.030	$(0.063)

NOTE 5:    MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and unrealized holding gains and losses are reflected in the Consolidated Statements of Operations.

	As at September 30, 2004
	Cost	Unrealized Gain (loss)	Market Value

Certificates of deposits	$1,287	$(5)	$1,282
U.S. government and agency securities	29,443	5	29,448
	$30,730	$-	$30,730

Marketable securities were purchased in the quarter ending September 30, 2004 and the unrealized gain (loss) has been included in net income. There were no marketable securities at September 30, 2003.

NOTE 6:    STOCK-BASED COMPENSATION PLANS

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. A stock compensation charge of $47,000 and $182,000 in respect of options granted to non-employee consultants is reflected in the statement of operations for the three and nine-month periods ended September 30, 2004 respectively, as required under APB No.25. During the first quarter of 2004, the Company granted options to purchase 382,000 shares of Common Stock, at exercise prices ranging from $8.75 to $11.75 per share, and the Company issued 212,425 shares of Common Stock under its stock option and purchase programs for consideration of $1,433. Options to purchase 5,219,065 shares were outstanding at March 31, 2004. During the comparable period of 2003, the Company granted no options and issued 25,612 shares of Common Stock under its stock option and purchase programs for consideration of $81; options to purchase 3,210,996 shares were outstanding at March 31, 2003. During the second quarter of 2004, the Company granted options to purchase 143,000 shares of Common Stock, at exercise prices ranging from $7.91 to $9.40 per share, and the Company issued 4,326 shares of Common Stock under its stock option and purchase programs for consideration of $16. Options to purchase 5,223,141 shares were outstanding at June 30, 2004. During the comparable period of 2003, the Company granted options to purchase 1.4 million shares of Common Stock, at exercise prices ranging from $3.36 to $7.45 and issued 1,357 shares of Common Stock under its stock option and purchase programs for consideration of $3; options to purchase 4,386,736 shares were outstanding at June 30, 2003. During the third quarter of 2004, the Company granted options to purchase 1,267,055 shares of Common Stock, at exercise prices ranging from $7.06 to $8.29 per share, and the Company issued 104,103 shares of Common Stock under its stock option and purchase programs for consideration of $440. Options to purchase 6,259,440 shares were outstanding at September 30, 2004. During the comparable period of 2003, the Company granted options to purchase 16,220 shares of Common Stock, at an exercise price of $7.65 and issued 85,867 shares of Common Stock under its stock option and purchase programs for consideration of $313; options to purchase 2,600,054 shares were outstanding at September 30, 2003.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(U.S. dollars in thousands, except share and per share amounts)

Under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and nine months ended September 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	51-80%	80%
Risk-free interest rate	2%	2%
Expected life	3-4 Years	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

The weighted average fair value of the options granted during the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 was $10.25 and $8.39 and $7.43 respectively. There were no options issued during the three months ended March 31, 2003. The weighted average fair value of the options granted to the employees of the Company during the three months ended June 30, 2003 and September 30, 2003 was $3.63 and $4.54, respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,463	$(2,420)	$560	$(1,134)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(7,979)	$(9,737)	$(2,157)	$(3,024)
Pro forma net income (loss)	$(6,516)	$(12,157)	$(1,597)	$(4,158)
Income (loss) per share:
Basic as reported	$0.080	$(0.134)	$0.030	$(0.063)
Basic pro forma	$(0.354)	$(0.672)	$(0.087)	$(0.230)
Diluted as reported	$0.077	$(0.134)	$0.030	$(0.063)
Diluted pro forma	$(0.354)	$(0.672)	$(0.087)	$(0.230)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7:    REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

The Company’s management and board of directors approved reorganization and restructuring plans in 2003, which resulted in total charges of $8.6 million. In the first, third and fourth quarters of 2003, the Company recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of the Company’s strategic initiative to strengthen the headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction, under-utilized building operating lease charges and a charge for redundant assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business to focus on DSP cores and integrated application technologies.

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. There were no revisions to estimates in the three-and nine-month periods ended September 30, 2004.

The major components of the 2003 reorganization and other charges of which $2,080 is included in accrued expenses and other payables and $1,229 is included in long term accrued liabilities, at September 30, 2004 are as follows:

	Balance at December 31, 2003	Utilized	Balance at September 30, 2004

Severance and related costs	$1,704	$611	$1,093
Underutilized building operating lease obligations	3,153	937	2,216
Legal and professional fees	100	100	—
	$4,957	$1,648	$3,309

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

We believe that our industry is moving towards open-standard DSP cores and away from traditional proprietary solutions. We also believe that increased semiconductor product complexity and demands for reduced time-to-market have led more companies to decide to license complete application IP solutions, rather than licensing individual components from multiple suppliers. CEVA combines expertise in DSP with integrated application IP solutions - and therefore, we believe, is well positioned to take full advantage of these major industry shifts. To do so we intend to:

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

RESULTS OF OPERATIONS

Total Revenues

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Total revenues (in millions)	$27.2	$28.5	$9.3	$9.6	$9.7
Change from first nine months 2003					4.7%
Change from third quarter 2003					4.4%
Change from second quarter 2004					1.4%

The increase in the third quarter and first nine months of 2004 over the comparative periods in 2003 principally reflects a combination of higher licensing and royalty revenues, offset by a fall-off of “Hard IP” manufacturing revenues in the 2004 periods following the decision in December 2003 to cease our “Hard IP” manufacturing product line and certain other non strategic technology areas. The increase from the second quarter of 2004 reflects higher licensing and royalty revenues offset by a decrease in design and consulting service revenues.

Licensing and royalty revenues accounted for 85.7% of our total revenues in the first nine months of 2004 compared with 80.1% for the first nine months of 2003. Licensing and royalty revenues accounted for 87.3% of our total revenues in the third quarter of 2004, compared with 82.2% for the third quarter of 2003 and 85.4% for the second quarter of 2004.

The Company and its subsidiaries (the “Company”) generate their revenues from licensing intellectual property, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the Company’s IP to customer specifications are recognized in accordance with Statement of Position 81-1 “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the “Input Method”. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage to completion achieved.

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

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties from similar agreements, which we refer to as prepaid royalties, are recognized upon invoicing for payment, provided that no future obligation exists. Prepaid royalties are recognized under our licensing revenue line. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.

Licensing and Royalty Revenues

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Licensing and royalty revenues (in millions)	$21.8	$24.4	$7.7	$8.2	$8.5
Change from first nine months 2003					12.1%
Change from third quarter 2003					10.9%
Change from second quarter 2004					3.7%
of which:
Licensing revenues (in millions)	$19.2	$20.4	$6.5	$6.9	$6.9
Change from first nine months 2003					6.6%
Change from third quarter 2003					6.8%
Change from second quarter 2004					0.0%
Royalty revenues (in millions)	$2.6	$4.0	$1.2	$1.3	$1.6
Change from first nine months 2003					52.2%
Change from third quarter 2003					33.2%
Change from second quarter 2004					24.3%

The increase in licensing revenue in the third quarter and first nine months of 2004 over the comparative periods in 2003 reflects increased revenues from our DSP cores technology offset by lower revenues from our integrated application IP technologies as certain non-strategic application technologies ceased following the strategic re-alignment of our operations in the fourth quarter of 2003. The strategic re-alignment allowed us to better focus on our key strengths - DSP cores and integrated application IP technologies in the first nine months of 2004.

The increase in royalty revenue in the third quarter and first nine months of 2004 over the comparative periods in 2003 was driven by increases in the underlying unit shipments of customers’ products incorporating our DSP cores. The increase from the second quarter of 2004 also reflected increases in the underlying unit shipments of customers’ products incorporating our DSP cores.

We had 26 customers shipping units in the second and third quarter of 2004, compared with 24 customers shipping units in the third quarter of 2003. Of the 26 customers shipping units in the second and third quarters of 2004, 17 and 18 were paying per unit royalties and 9 and 8 were included in prepaid royalty, respectively. In the third quarter of 2004 one customer moved from prepaid royalty to unit paying royalties as it surpassed its prepaid shipment threshold and one other significant prepaid customer extended its prepaid shipment threshold with an additional advance payment in the quarter. Of the 24 customers shipping units in the third quarter of 2003 16 were paying per unit royalties and 8 were in prepaid royalty. Our customers reported sales of 73.2 million chips incorporating our technology in the first nine months of 2004, compared with 37.2 million chips in the first nine months of 2003. Our customers reported sales of 30.5 million chips incorporating our technology in the third quarter of 2004, compared with 14.5 million chips in the third quarter of 2003 and 23.7 million chips in the second quarter of 2004.

The five largest customers paying per unit royalty accounted for 71% of total royalty revenues in the first nine months of 2004 compared to 86% for the first nine months of 2003. The five largest customers paying per unit royalty accounted for 71% of total royalty revenues in the third quarter of 2004 compared to 94% in the third quarter of 2003 and 88% in the second quarter of 2004. Four customers, including those in prepaid royalty, shipped in excess of 5 million units in the first nine months of 2003 and 2004. Two customers, including those in prepaid royalty shipped in excess of 5 million units in the second and third quarter of 2004. No customer shipped in excess of 5 million units in the third quarter of 2003.

Other Revenues

Other revenues includes design and consulting services and maintenance and support for licensees.

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Other revenues (in millions)	$5.4	$4.1	$1.7	$1.4	$1.2
Change from first nine months 2003					(25.0)%
Change from third quarter 2003					(25.4)%
Change from second quarter 2004					(11.7)%

The decrease from the 2003 periods reflects a fall-off in revenues following the decision in December 2003 to cease our “Hard IP” manufacturing product line, which was offset by higher revenues from our design and consulting services. The decrease from the second quarter of 2004 reflects the completion of a design and consultancy services contract at the end of the second quarter 2004.

Geographic Revenue Analysis

	First Nine Months 2003		First Nine Months 2004		Third Quarter 2003		Second Quarter 2004		Third Quarter 2004
					(in millions,except percentages)
United States	$13.3	48.7%	$7.4	25.7%	$3.5	37.8%	$1.4	14.2%	$4.2	42.8%
Europe, Middle East, Africa	$8.5	31.3%	$13.4	47.1%	$3.4	36.6%	$5.7	59.4%	$3.5	36.9%
Asia	$5.4	20.0%	$7.7	27.2%	$2.4	25.6%	$2.5	26.4%	$2.0	20.3%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Cost of revenues (in millions)	$4.7	$4.2	$1.4	$1.5	$1.2
Change from first nine months 2003					(10.6)%
Change from third quarter 2003					(15.3)%
Change from second quarter 2004					(17.4)%

Cost of revenues accounted for 14.6% of total revenues for the first nine months of 2004 compared with 17.1% for the first nine months of 2003. Cost of revenues accounted for 12.3% of total revenues for the third quarter of 2004, compared with 15.2% for both the third quarter of 2003 and the second quarter of 2004. Gross margins for the first nine months of 2004 were 85.4%, compared with 82.9% for the first nine months of 2003. Gross margins for the third quarter of 2004 were 87.7%, compared with 84.8% for both the third quarter of 2003 and the second quarter of 2004. The movement in total cost of revenues and gross margins in the first nine months and third quarter of 2004 compared with the comparative periods in 2003 reflects the shift in revenue mix with increased higher gross margin royalty revenue and no Hard IP revenue following the decision in December 2003 to cease our lower margin “Hard IP” manufacturing product line. The movement in total cost of revenues and gross margins in the third quarter of 2004 compared to the second quarter of 2004 reflects an increase in the portion of revenues derived from higher gross margin royalty revenues coupled with decreasing lower margin services revenue.

Operating Expenses

(in millions)	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Research and development, net	$12.6	$12.6	$4.5	$4.3	$4.4
Sales and marketing	$4.3	$5.2	$1.4	$1.7	$1.8
General and Administration	$4.4	$4.5	$1.5	$1.5	$1.5
Amortization of intangible assets	$0.8	$0.7	$0.3	$0.2	$0.2
Total operating expenses before reorganization and severance charge	$22.1	$23.0	$7.7	$7.7	$7.9
Reorganization and severance charge	$2.8	$—	$1.4	$—	$—
Total operating expenses	$24.9	$23.0	$9.1	$7.7	$7.9
Change from first nine months 2003					(7.8)%
Change from third quarter 2003					(12.6)%
Change from second quarter 2004					3.6%

The increase in total operating expenses before reorganization and severance charge in the third quarter and first nine months of 2004 compared to the comparative periods in 2003 principally reflects increased sales and marketing activity. The increase in total operating expenses before reorganization and severance charge in the third quarter of 2004 compared to the second quarter of 2004 from $7.7 million to $7.9 million primarily reflects an increase in research and development programs and increased sales and marketing activity.

Reorganization and severance charges totaled $2.8 million in the first nine months of 2003. This charge in 2003 resulted from the transition of our executive management team to San Jose, and associated severance costs.

Research and Development Expenses, Net

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Research and development expenses, net (in millions)	$12.6	$12.6	$4.5	$4.3	$4.4
Change from first nine months 2003					0.2%
Change from third quarter 2003					(2.4)%
Change from second quarter 2004					3.8%

The net movement in research and development expenses in the first nine months and third quarter of 2004 compared with the comparative periods in 2003 primarily reflects lower research grants from the MAGNET programs of the Chief Scientist of Israel and from Enterprise Ireland offset by lower costs arising from the decision to exit certain non-strategic technology areas and the resulting reduction in headcount and facility requirements as a result of the realignment of the business in December 2003. The increase in research and development expense in the third quarter compared to the second quarter of 2004 primarily reflects a combination of increased sub-contract design spend in respect of multimedia software developed for our CEVA X core offset by higher research grants from the MAGNET programs of the Chief Scientist of Israel and from Enterprise Ireland.

The number of research and development personnel was 163 at September 30, 2004, compared with 183 at September 30, 2003, and 159 at June 30, 2004.

Sales and Marketing Expenses

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Sales and Marketing expenses, net (in millions)	$4.3	$5.2	$1.4	$1.7	$1.8
Change from first nine months 2003					21.2%
Change from third quarter 2003					23.1%
Change from second quarter 2004					2.9%

The increase in sales and marketing expenses in the third quarter and first nine months of 2004 compared to the comparative periods in 2003 principally reflects additional sales and marketing efforts in Asia and also increased activity relating to the CEVA X architecture. There was a marginal increase in sales and marketing expenses compared with the second quarter of 2004 reflecting increased marketing activity in the quarter. Sales and marketing expenses as a percentage of total revenues were 18.1% for the first nine months of 2004 compared with 15.6% for the first nine months of 2003. Sales and marketing expenses as a percentage of total revenues were 18.2% for the third quarter of 2004 compared with 15.4% and 17.9% for the third quarter of 2003 and the second quarter in 2004, respectively. The percentage movements reflect the increased costs associated with our additional sales and marketing efforts during these periods. The total number of sales and marketing personnel was 20 at September 30, 2004, compared with 26 at September 30, 2003 and 20 at June 30, 2004.

General and Administrative Expenses

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
General and Administrative expenses, net (in millions)	$4.4	$4.5	$1.5	$1.5	$1.5
Change from first nine months 2003					2.1%
Change from third quarter 2003					6.9%
Change from second quarter 2004					4.0%

General and administrative expenses were $4.4 million and $4.5 million in the first nine months of 2003 and 2004, respectively. General and administrative expenses were $1.6 million in the third quarter of 2004 and $1.5 million in both the third quarter of 2003 and the second quarter of 2004, reflecting increased professional fees arising from Sarbanes Oxley compliance work and State franchise taxes incurred in the third quarter 2004. The number of general and administrative personnel was 36 at September 30, 2004 compared with 30 at September 30, 2003 and 36 at June 30, 2004.

Amortization of Other Intangibles

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Amortization of intangible assets (in millions)	$0.8	$0.7	$0.3	$0.2	$0.2
Change from first nine months 2003					(21.8)%
Change from third quarter 2003					(22.6)%
Change from second quarter 2004					0.0%

The amount of other intangible assets was $4.9 million at September 30, 2003, $3.0million at June 30, 2004 and $2.8 million at September 30, 2004. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $222,000 per quarter.

Reorganization and Severance Charge

Our management and board of directors approved a reorganization plan in the first nine months of 2003, which resulted in a charge of $2.8 million. The charge arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S.

Other Income, Net

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Other income, net (in millions)	$0.01	$0.50	$0.15	$0.16	$0.15
of which:
Interest income (in millions)	$0.61	$0.51	$0.16	$0.17	$0.17
Foreign exchange (loss) (in millions)	$(0.60)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Other income consists of interest earned on investments and foreign exchange movements. The decrease in interest earned in the third quarter and first nine months of 2004 compared with the comparative periods in 2003 reflects lower cash balances on hand. Foreign exchange losses in the third quarter and first nine of 2003 primarily reflect the impact of the appreciation of the euro against the U.S. dollar on our euro liabilities. As a result of the significant currency fluctuations experienced in 2003 on our non-U.S. dollar denominated liabilities, we have sought to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations; this effort has resulted in a neutral foreign exchange impact in the first nine months of 2004.

Provision for Income Taxes

	First Nine Months 2003	First Nine Months 2004	Third Quarter 2003	Second Quarter 2004	Third Quarter 2004
Provision for income taxes (in millions)	$0.10	$0.43	$0.10	$0.14	$0.17

The provisions for income taxes in the third quarter and first nine months of 2003 and 2004 reflect profits incurred domestically and in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had approximately $27.1 million in cash and cash equivalents and $30.7 million in marketable securities, totaling $57.8 million compared to $56.8 million in cash and cash equivalents at June 30, 2004.

Net cash used in operating activities for the nine-month period ended September 30, 2004 was $31.2 million, compared with $9.1 million of net cash used in operating activities for the comparable period in 2003. Included in the operating cash outflow in the first nine of 2004 was $30.7 used in the purchase of marketable securities and $1.6 million in connection with restructuring and reorganization costs. The net cash outflow from operating activities for the nine-month period ended September 30, 2003 included the settlement of merger-related costs of approximately $3.1 million and cash outflow in connection with restructuring and reorganization costs amounting to approximately $3.7 million. Of the $3.3 million of restructuring and reorganization costs accrued at September 30, 2004, we expect a cash outflow of approximately $0.5 million during the remainder of 2004, primarily relating to under-utilized building lease payments and employee-related costs, including the repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our debtors and interest earned from our cash holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in our license agreements with customers.

Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of design tools, computer hardware and software used in engineering development and furniture and fixtures amounted to approximately $2.7 million in the first nine months of 2004, compared with $1.7 million for the comparable period in 2003. The high level of capital expenditures in the first nine months of 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $49,000 in the first nine months of 2004 and $38,000 for the comparable period in 2003. We had cash outflow of $30,000 for acquired technology in the first nine months of 2004 and $50,000 for the comparable period in 2003.

Net cash provided by financing activities of $1.9 million in the first nine months of 2004 and $0.4 million for the comparable period in 2003 reflects proceeds from the issuance of shares upon the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations - Leasehold properties	$29,394	$2,355	$3,820	$3,217	$20,002
Operating Lease Obligations - Other	1,553	962	591	—	—
Purchase Obligations	221	221	—	—	—
Total	$31,168	$3,538	$4,411	$3,217	$20,002

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom. An amount of $2.2 million included in Operating Lease Obligations - Leasehold properties has been provided in the restructuring accrual at September 30, 2004.

Other operating lease obligations relate to license agreements entered into for design tools of $0.5 million and obligations under motor vehicle leases of $1.1 million.

Purchase obligations consist of capital commitments of $154,000 for design tools, and capital purchase order commitments of $67,000.

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

In October, 2003 we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of CEVA (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end or during the first nine months of 2004.

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

We were required to make certain estimates and assumptions in assessing the operating lease obligations arising from a reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an estimate of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) an estimate of the percentage increases in the head lease rent and the sublease rent at each five-year rent review, and (4) the application of a discount rate of 4.75% over the remaining period of the lease. If these estimates or the related assumptions change in the future, we could be required to record a reduction in or additional restructuring charges. No changes in the estimates or related assumptions were identified in the nine months ended September 30, 2004.

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

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and the first nine months of 2004, a recovery appeared to begin. If this apparent recovery is not sustained through 2004 and beyond, however, our business could be further materially and adversely affected.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We look to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations and this has resulted in a neutral foreign exchange impact in the first nine months of 2004. We incurred foreign exchange losses of approximately $0.6 million in the first nine months of 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2004.

Item 4.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

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

(b) Reports on Form 8-K

On July 22, 2004, the Company furnished a current report on Form 8-K dated July 22, 2004 under Item 12 containing a copy of a press release announcing the Company’s financial results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: November 8, 2004	By: /s/ CHESTER J. SILVESTRI Chester J. Silvestri Chief Executive Officer (principal executive officer)
Date: November 8, 2004	By: /s/ CHRISTINE RUSSELL Christine Russell Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

