Form 10-K
period 2004-12-31
CEVA  INC
filed 2005-03-18
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

—————————————

FORM 10-K

—————————————

FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49842

—————————————

CEVA, INC.

(Exact name of Registrant as specified in its charter)

—————————————

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

—————————————

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last day of the Registrant’s most recent second quarter, June 30, 2004, was approximately $86 million (based upon the closing price for shares of the Registrant’s common stock of $7.91, as reported by The NASDAQ National Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2005, there were 18,731,178 shares of Common Stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2004 (the “2005 Proxy Statement”), are incorporated by reference into Parts II and III hereof.

The following items in the10K have been omitted in reliance upon rule 12b-25:

PART I

Item 6.

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.

Financial Statements and Supplementary Data

PART IV

Item 15.

Exhibits 23.1, 23.2, 31.1, 31.2, 32 and Financial Statement Schedules

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	4
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
	Executive Officers of the Registrant	20

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data – omitted pursuant to rule 12b-25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – omitted pursuant to rule 12b-25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data – omitted pursuant to rule 12b-25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	24

	PART III

Item 10.	Directors and Executive Officers of the Registrant	25
Item 11.	Executive Compensation	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions	25
Item 14.	Principal Accountant Fees and Services	25

	PART IV

Item 15.	Exhibits and Reports on Form 8-K	26
	Exhibits 23.1, 23.2, 31.1, 31.2, 32 and Financial Statement Schedules – omitted pursuant to rule 12b-25

Financial Statements – omitted pursuant to rule 12b-25

Signatures		27

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report includes forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements in this report contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisit ions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Business—Factors That Could Affect Our Operating Results” and elsewhere in this Annual Report. We do not assume any obligations to update any of the forward-looking statements we make.

This report contains market data prepared by third parties, including Gartner-Dataquest, Forward Concepts and the Semiconductor Industry Association. Actual market results may differ from the projections of such organizations.

*****

The financial information in this annual report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA (formerly known as ParthusCeva) was formed through the combination of Parthus Technologies plc and CEVA in November 2002. For periods prior to November 1, 2002, the financial statements of CEVA present the financial position, results of operations and cash flows of the licensing business and operations of DSPG, which have been carved out from the financial statements of DSPG using the historical results of operations and historical bases of the assets and liabilities of the DSPG business that it comprises. The consolidated financial statements reflect the assets, liabilities, results of operations, changes in stockholders’ equity and related company investment, and cash flows (the “Company’s Business”) as if CEVA had been a separate entity for all periods presented. Unless otherwise indicated, the financial information in this annual report includes the results of the business of Parthus Technologies plc only for the period following the combination on November 1, 2002.

Our website address is www.ceva-dsp.com. Copies of our filings with the Securities and Exchange Commission (SEC) are made available on our website as soon as practicable after filing and are also available at the SEC’s website, www.sec.gov.

PART I

ITEM 1.   BUSINESS

Company Overview

Headquartered in San Jose, California, CEVA Inc., is one of the world’s leading licensors of Digital Signal Processor (DSP) cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property (IP) to leading semiconductor and electronics companies worldwide.

We design and license high performance, low-cost, power-efficient embedded DSP cores and integrated application solutions. We license our technology as Intellectual Property (IP) to leading electronics companies, which in turn manufacture, market and sell DSP application specific integrated circuits (“ASICs”) and application specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume wireless (e.g. cellular baseband and application solutions), portable consumer multimedia (e.g. portable digital players), consumer home multimedia (e.g. DVD systems, gaming consoles), storage markets (e.g. hard disk drive), and communication markets (e.g. serial comms).

Our business model is IP licensing and per-unit royalty. We have created a strong franchise of licensing partners who rely on our technology to deploy their silicon solutions. Today our technologies are widely licensed and power some of the worlds leading wireless and consumer electronics brands including Atmel, Broadcom, Cirrus Logic, Creative, Eonex, Fujitsu, Hitachi, Infineon Technologies, Kawasaki, LG, LSI Logic, Maxim, Mitsubishi, Motorola, National Semiconductor, NEC, nVidia, Ningo Bird, Oki, Panasonic, Philips Semiconductors, Renesas, Samsung, Seiko-Epson, Sharp Microelectronics, Siemens, Sony, Sony-Ericsson, STMicroelectronics, UMC and Zoran. In 2004 our licensees shipped 106 million silicon devices that had our IP embedded, an increase of 94% over 2003 shipments of 55 million units.

CEVA was created through the merger of the DSP IP licensing division of DSP Group and Parthus Technologies plc in November 2002. We have 227 employees worldwide, with research and development facilities in Ireland, Israel and the United Kingdom, and sales and support offices throughout Europe, Israel, Asia and the United States. CEVA is traded on both the NASDAQ (CEVA) and London Stock Exchange (CVA).

Industry Background

Digital Signal Processor Cores

Digital Signal Processing is one of the fastest-growing sectors of the semiconductor industry. DSP is fundamental to all communication (wireless, broadband, Voice over Internet Protocol (VoIP)), and to all digital multimedia processing (audio, video, image). DSPs use complex algorithms and signal-compression techniques to provide real-time, power-efficient processing of real-world analog signals that have been converted into digital form. For example in wireless, DSP converts an analog signal, such as the human voice, to digital form. DSPs power the communication and multimedia functions of a wide array of devices, including the baseband modems of cellular phones, the digital encode and decode of digital multimedia signals for devices such as portfolio audio/video players, digital still cameras, digital camcorders, digital DVDs/DVRs, HDTVs, set-top boxes, and the hard disk drives used for PC’s and consumer ele ctronic devices.

As the number of electronic devices that require the processing of digital data has grown, so has the demand for reliable and ever more sophisticated DSP cores and associated technology built around them. In 2005 Forward concepts estimated total DSP semiconductor shipments to have grown year-over-year by 27% from $6.3 billion to a total of $7.8 billion.

Semiconductor Intellectual Property (SIP)

The demand for wireless devices and multimedia applications has grown substantially in recent years. As consumers demand electronic products with more connectivity, portability and capability, system OEM companies which manufacture these products are demanding embedded DSPs that support increasingly complex functions at low cost, that use power efficiently, that can be rapidly implemented to shorten time-to-market, and that are available in volume from multiple sources.

Integrated circuit (IC) design teams face ever growing pressure to make products smaller, more reliable, less expensive, with greater features and performance, all in the face of decreasing product life cycles, and constrained battery power. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, design capabilities resources have not kept pace with the advances in this technology resulting in a growing “design gap” between their increasing manufacturing potential and restrained design capabilities.

To address this “design gap,” many semiconductor designers and manufacturers are increasingly choosing to license proven intellectual property (IP), such as processor cores, memory and application-specific logic, from third party Semiconductor Intellectual Property (SIP) companies rather than to develop those technologies internally. The SIP industry is a relatively new and emerging trend in the market. Gartner-Dataquest , a market research firm, reports that the market for semiconductor intellectual property was forecast to be worth $1 billion in 2003.

CEVA Solution

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, system platform, software and system solutions tools which enable the rapid design of embedded DSP and application specific solutions for use across a wide variety of applications. Our solution includes a family of programmable DSP cores with a range of cost, power-efficiency and performance points; associated system-on- chip (SoC) system – platform (the essential SoC hardware and software infrastructure integrated with the core); and a portfolio of complete system-solutions in the areas of video processing, audio processing, speech processing, GPS location, VoIP communications and Bluetooth communications. Our services division assists our customers in the deployment of their CEVA based solutions.

Given the complexity of applications for DSP, there is increasing industry demand to license complete solutions that integrate the DSP core, the associated SoC infrastructure and the particular application logic and software as it is usually not cost-effective for most semiconductor companies and designers to develop the technology in-house. Therefore, companies increasingly rely on licensing other intellectual property, such as DSP cores, from third parties.

IP Business Model

Our objective is that our DSP core becomes the global standard in the embedded DSP market. To enable this goal, we have and continue to license on a worldwide basis to semiconductor and system OEM companies that design, manufacture and source CEVA based silicon solutions combined with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling of silicon products, we are free to widely license our technology, and free to focus most of our resources on R&D and next generation DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions, and develop their own unique product roadmaps. Through our extensive licensing, we have established a worldwide community developing CEVA based solutions, and therefore we can leverage their strengths, customer relationships, propr ietary technology advantages, and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA based chips from a wide range of suppliers, thus reducing dependence on any one supplier, fostering price competition which thereby helps contain the cost of CEVA based products.

We operate a licensing and royalty business model. We typically charge a license fee for access to our technology, and a royalty fee for each unit of silicon which incorporates our technology. License fees are invoiced in accordance with contract terms. Royalties are invoiced one quarter in arrears and are generally a percentage of the sales price of the CEVA based silicon product.

CEVA licenses IP to semiconductors who develop and market system-on-chip solutions with embedded DSP cores. According to Forward Concepts, an independent research company, this end silicon market of DSP solutions was worth $7.9 billion on a worldwide basis in 2004, and achieved almost 30% growth over 2003.

Strategy

We believe that the growth in DSP based solutions will drive demand for our technology. We believe that the growing complexity of applications will drive demand for licensing of more powerful and sophisticated cores and solutions to meet the demands of smart, digital connected devices. We also believe that the increased cost, complexity and time-to-market pressures of modern DSP applications, have led companies to license completed system solutions rather than just the core. As CEVA offers expertise in DSP cores combined with integrated system-solutions, we believe we are well positioned to take full advantage of these major industry shifts. To do so we intend to:

•

Continue to develop sophisticated cores and SoC platforms.   We seek to enhance our existing family of DSP cores and SoC platforms with additional features, performance and capabilities.

•

Provide an integrated system-solution.   We seek to offer integrated IP solutions which combine application specific software and dedicated logic – such as video processing or GPS - built around our DSP cores, and delivered to our licensing partners as a complete and verified system solution.

•

Provide an integrated, open-standard solution    We seek to offer integrated IP solutions which combine application specific software and logic – such as video processing or GPS - built around our DSP cores which further reduces the cost, risk and time-to-market for our licensing partners.

•

Capitalize on our relationships and leadership.   We seek to expand our worldwide community of semiconductor and system OEM licensees who are developing CEVA based solutions.

•

Capitalize on our IP licensing and royalty business model    We seek to maximize the advantages of our IP model which we believe is the best vehicle for pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling of silicon products, we are free to focus most of our resources on Research and Development.

Products

We are one of the world’s leading licensors of DSP cores and related application solutions. We offer a comprehensive family of programmable DSP cores; associated SoC system – platform (the essential SoC hardware and software infrastructure integrated with the core); and a portfolio of complete system-solutions in the areas of video processing, audio processing, speech processing, GPS location, VoIP communications and Bluetooth communications. Our services division assists our customers in the deployment of their CEVA based solutions.

The diagram below illustrates how our portfolio of cores, system-platforms and systems-solutions integrate into a typical system-on-chip.

RISC Subsystem
CEVA DSP
SoC Platform
MEMORY
Video
Audio
Image
GPS
VoIP
MEMORY
PLL
SATA
SGMII
Hard Drive / DVD-ROM / Backplane

1 - CEVA DSP Cores:
- CEVA-X – Scalable VLIW Core
- CEVA-Teak - Dual MAC performance
- CEVA-TeakLite-II - Single MAC, low-power

2 CEVA SoC Platform:
- XS1100 for Cellular Handsets
- XS1200 for Home Multimedia
- Xpert-Teak for cellular/portfolio multimedia

3. CEVA Solutions:
- Audio, Video, Image, Speech, VoIP, Bluetooth, GPS libraries
- High speed SATA, SMII communications

4. CEVA Services
- IP integration and deployment

Product	Description	Market
CEVA DSP Cores
CEVA-X	16/32 bit VLIW core	2.5G/3G Wireless, portfolio and home multimedia
CEVA-Teak	16 bit DSP dual MAC core	2.5G wireless, portable multimedia
CEVA-TeakLite-II	16 bit DSP single MAC core	2.5G wireless, portfolio audio, storage
CEVA System- Platforms
Xpert-Tools	Compiler, debugger, API/bios, middleware	All CEVA DSPs
CEVA-XS1100	CEVA-X based system-on-chip platform	Wireless Modems
CEVA-XS1200	CEVA-X based system-on-chip platform	Multimedia
Xpert-Teak	CEVA-Teak based system-on chip solution	2.5G wireless, portable multimedia
Xpert-Creator	Standard software framework for plug and play software applications with CEVA DSPs	All CEVA DSPs
CEVA Solutions
CEVA SATA	Serial ATA high-speed communications	Storage
CEVA Blue	Bluetooth communications solution	Wireless, portable consumer multimedia
CEVA GPS	Low signal GPS solution	Wireless, automotive, telematics
CEVA Mobile-Multimedia	Video and audio encode/decode software	2.5/3G Wireless, portfolio multimedia devices
CEVA VoIP	Voice Over Internet Protocol	Communications
CEVA Services	IP Integration Services	CEVA IP licensees

CEVA DSP Cores

We market a family of synthesizable programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, allowing customers to select a core ideally suited to their target application. The ability to match processing power to the application is an important consideration when designers select a DSP supplier. Our family of cores is largely software compatible meaning that software from one core can be applied to another which significantly reduces investment in code development, tools and designer training.

Our current portfolio of programmable DSP cores includes:

•

CEVA-X.   CEVA-X is a scalable VLIW-SIMD DSP architecture delivering very high levels of performance at low power consumption. Uniquely, CEVA-X is designed as a multipurpose architecture allowing multiple cores with the optimal performance/price/power point requirements to multiple markets such as 2.5G/3G multimedia phones, PDAs, digital cameras and camcorders, DTV and HD-DVD. Combined with CEVA-X’s extendibility — the architecture can be configured to either high-performance environments or low-power environments; its performance — the architecture is ranked by independent benchmarks as the fastest DSP core currently available for license. CEVA-X enables licensees to efficiently develop software using high-level languages such as C and C++ which reduces the cost of development.

•

CEVA-X1620, the first implementation of the CEVA-X architecture family, is a 16-bit data width, dual MAC DSP with four 40-bit arithmetic units. Demonstration CEVA-X1620 silicon runs at 550MHz (TSMC 0.13µ). CEVA-X1620 is complemented by a Development Platform and Software Development Kit (SDK). All components of CEVA-X tools are developed in-house by CEVA to deliver optimal performance.

•

CEVA-Teak.   CEVA-Teak is a 16-bit fixed-point general-purpose DSP core. Its dual MAC architecture features high-performance and bandwidth for complex signal processing implementations. The core is designed for portable multimedia and wireless communication markets.

•

CEVA-TeakLite-II.   CEVA-TeakLite-II, a single Multiply-Accumulate (MAC) 16-bit fixed point DSP core. The core extends the architecture of CEVA-TeakLite and CEVA-Oak, the most established and successful DSP cores to date in CEVA’s DSP family. TeakLite-II achieves a 30% increase in performance compared to its predecessor core, and delivers superior code compactness in a small silicon die size. CEVA-TeakLite-II is positioned to meet high volume, but very cost sensitive markets such as 2G/2.5G Wireless Handsets, Portable Media Players, Hard Disks, Optical Drivers, and Digital Cordless Phones. TeakLite-II is fully compatible to both CEVA-TeakLite and CEVA-Oak DSPs at assembly and binary levels which reduces our customers software development costs.

We deliver our technology in two ways either in the form of a mask-level chip layout (called a hard core), or in the form of a hardware description language definition in Verilog or VHDL (called a soft core or a synthesizable core). All CEVA DSP cores are soft cores that can be manufactured on any process, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of software and application IP. In addition, we provide the necessary Development Boards, Software Development Toolkits and Software debug tools, which facilitate system design, debug and software development.

CEVA SoC Platforms

Designers today face escalating design costs and design timelines combined with ever decreasing probability of right-first-time silicon. To further reduce the cost, complexity and associated risk in bringing products to market, we have introduced a range of system platforms which combine many hardware and software elements which are essential to SoC’s deploying CEVA DSP cores. Our system platforms are comprised of:

•

Hardware Infrastructure – multipurpose DSP sub-systems that integrate a CEVA DSP core, related peripherals and system interfaces such as on-chip data and program memories, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and other interfaces.

•

Software Environment – Xpert-Creator software framework eases the integration burden by providing a software development environment and software framework for ‘plug-and-play’ algorithm integration into multi-tasking solutions such as those demanded by wireless and media processing.

Our family currently includes three SoC platforms:

CEVA-X System1100 is a low-cost platform optimized for wireless and general purpose DSP solutions and includes the following main features; sophisticated power management unit for dynamic low-power consumption; complete set of hardware peripherals extendible through Advanced Peripheral Bus (APB); host controller connectivity through Advanced High Performance Bus (AHB) compliant bridges; two level memory architecture enabling shared memory between CEVA DSP and ARM cores, and code replacement unit enabling on-the-fly firmware program bypasses.

CEVA-X System1200 integrates additional features to enhance the system processing power for applications such as digital multimedia devices and includes programmable and configurable 3-D DMA co-processor; tightly coupled hardware accelerators to integrate customers’ own extensions; flexible and glue-less interface TDM and SPI ports for streaming audio samples.

Xpert-Teak is a complete DSP subsystem for low-power, low-cost SoC designs targeted at applications such as wireless baseband and portfolio multimedia markets. Xpert-Teak includes multiple hardware peripherals and incorporates on-chip data and program memories, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and other interfaces.

CEVA Solutions

CEVA Solutions consist of a family of application specific full system solutions. System solutions typically integrate a CEVA DSP core, hardware subsystem and application specific (e.g. video processing) software and logic. Our family of system-solutions spans multimedia (audio, video, image), location (GPS), communication (VoIP), connectivity (Bluetooth), and high-speed serial communications (SATA). Our system solutions fundamentally reduce the complexity, cost of ownership, and time-to-market for products. As a result, we capture a higher license fee for our system solutions.

•

CEVA-Bluetooth, solution delivers a complete and compliant Bluetooth v1.2 solution, integrating baseband, DSP processor, RAM, ROM and complete host controller software stack. Xpert-Blue licensees benefit from rapid time-to-certification and time-to-market for Bluetooth enabled products.

•

CEVA Mobile-Media, a software-programmable audio, video and image solution that supports all key standards for mobile multimedia applications for next generation cell phones and portfolio digital multimedia devices. The solution integrates CEVA’s DSPs (CEVA-Teak™ or CEVA-X™), the associated DSP system platforms, a media software framework and a complete suite of video (H.264 and MPEG4, decode/encode), audio (MP3, WMA, aacPlus and various voice codes) and imaging libraries. Programmable for a wide range of multimedia standards, resolutions and frame rates, the solution allows licensees to retarget a single silicon platform for any multimedia processing requirements, thus negating the need for costly, time-consuming silicon re-spins.

•

CEVA Mobile-Media is powered by the MediaMagic technology which is a range of CEVA patented innovations that by up to a factor of 10, reduces the computational power needed to run multimedia applications. MediaMagic includes algorithmic accelerators that use pattern recognition techniques, more than 30 dedicated multimedia DSP instructions, and a high performance 3-D DMA co-processor designed for multimedia parallel processing. MediaMagic is the industry’s first media acceleration technology that achieves performance levels in software previously only achievable in a hardwired implementation.

•

CEVA-GPS, a complete GPS platform delivering precise location information (less than five meters within five seconds) to any device, including mobile phones, personal digital assistants (PDAs) and GPS-enabled vehicles, anywhere in the world. The highly integrated solution incorporates GPS logic and GPS software stacks. The solution supports all cellular air interfaces standards (CDMA, GSM/GPRS/EDGE, WCDMA/UMTS, Flash OFDM).

•

CEVA-VoIP, is a complete Voice-over-Internet-Protocol (VoIP) solution targeted at the residential and enterprise telecom markets. The solution is based on Xpert-Teak, which integrates added hardware peripherals capable of handling multiple, simultaneous, packet-voice channels on a single chip, and software, such as speech compression and decompression, echo cancellation, and associated telephone-signaling functions.

•

CEVA-SATA, a complete, verified Serial ATA licensable solution combining a SATA 1.5Gbps PHY or SATA 3.0Gbps PHY with a Link/Transport/Command Protocol stack, and is fully compliant to the Serial ATA Revision 1.0a specification. The SATA PHY is supplied in the form of a GDSII hard macro with simulation models and physical views. The SATA Protocol (PHY Control, Link, Transport and Command/DMA layers) is delivered in the form of an RTL package, and supported by a comprehensive test bench environment plus physical design scripts for realization on the target semiconductor processes.

CEVA Services

CEVA Services is the consulting and integration division of CEVA that helps customers move efficiently and effectively from IP to silicon and provides maintenance and support. Exploiting our unique knowledge in signal processing and communications our services division helps to reduce the cost and time-to-market for customers’ advanced SoC solutions for wireless, digital multimedia, communications and storage markets. Hard IP is the incorporation of intellectual property into reference designs (either as silicon chips or printed circuit boards).

End Markets

We target our portfolio of cores, platforms and solutions at five principal markets:

Cellular:   The cellular handset market is currently the largest market for DSP cores technology. Cellular telephones use DSP cores for voice compression, by which the human voice is compressed after being digitized, and channel coding, by which DSP techniques are used to encode the information. Our DSP cores are currently used in all types of digital cellular telephones, and we believe they will continue to be used in the next generations of cellular telephones (2.5G and 3G). Many of these next-generation phones incorporate GPS, Bluetooth, video, audio and data features in addition to voice, extending the market for our technologies.

Consumer Portable Multimedia:   Portable consumer electronics constitute the fastest-growing market for DSP cores technology. Devices such as digital audio players, digital video consoles, digital still cameras, digital cameras, and GPS receivers, all require DSP for their high fidelity audio, video and image processing.

Consumer Home Multimedia:   The next shift from analog to digital based technology is home entertainment – the growth of DVDs, DVRs, Set-top boxes, HDTV and gaming consoles drives the demand for highly advanced signal processing of audio, video, image and security (encryption and digital rights management).

Storage:   Storage is one of the electronics industry’s fastest growing markets and spans both the serial interface standards to memory (SATA, SAS, SGMII), and the DSP powered disk drive controller chip controls the mechanism that reads and writes data from a memory disk platter.

Wireline Communications:   The growth of broadband Internet has driven a range of new communication standards including digital subscriber line (DSL) technology; VoIP, video-over-IP, and new serial communication standards such as SATA, SAS and SGMII. DSP technology and serial communications is a key element to these technologies.

Customers

We have licensed our cores, platforms and solutions to leading semiconductor companies throughout the world. These companies incorporate our IP into application-specific chips or custom-designed chips that they manufacture, market and sell to original equipment manufacturers (OEMs) of a variety of electronic products. We also license our cores and application IP to OEMs directly. Included among our licensees are the following customers; Atmel, Broadcom, Cirrus Logic, Eonex, Fujitsu, Hitachi, Infineon Technologies, Kawasaki, LSI Logic, Maxim, Mitsubishi, Motorola, National Semiconductor, NEC, nVidia, Oki, Philips Semiconductors, Renesas, Samsung, Seiko-Epson, Sharp Microelectronics, Sony, STMicroelectronics, UMC and Zoran. The majority of our licenses have royalty components, of which 15 were producing royalty revenues at the end of 2004. One customer accounted for 12% of our total revenues in 2004. The identity of our greater-than-10% custo mers varies from period-to-period, and we do not believe that we are materially dependent on any one or any small number of licensees. Information on the geographic breakdown of our revenues is contained in note 8 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2004, we had 21 employees in sales and marketing. We have sales offices and representation in 13 locations worldwide.

Maintaining close relationships with our customers is a central part of our strategy. We typically launch each new core, platform or solution upgrade with a signed license agreement with a blue-chip customer, which helps ensure that we are clearly focused on viable applications that meet broad industry needs. Staying close to our customers and strengthening these relationships is a significant part of our strategy. It allows us to create a roadmap for the future development of existing cores and application IP, and it helps us to anticipate the next potential applications for the market. We seek to use these relationships to deliver new products in a faster time to market.

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

We believe that our technical support services are key factors in our licensees’ ability to embed our cores and application IP in their designs and products. Our technology is highly complex, combining sophisticated DSP cores architecture, integrated circuit designs and development tools. Effective customer support is critical in helping our customers to implement our solutions and helps to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct detailed technical training for our licensees and their customers and meet with them on a regular basis to closely track the implementation of our technology.

Research and Development

Our research and development team is focused on improving and enhancing our existing products as well as developing new products to broaden our offering and market opportunity. These efforts are largely driven by current and anticipated customer needs.

Our research and development and customer technical support teams consist of 170 engineers working in six development centers located in Israel, Ireland, and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills sets as required to support our research and development. Our research and development expenses, net of related research grants, were in excess of $17 million in 2003 and 2004, and $8.4 million in 2002.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores and solutions. We believe that the principal competitive elements in our field are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, ease of implementation, customer support and reputation gained in over 10 years of successful DSP deployment. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

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

We face direct competition mainly from various private intellectual property companies such as StarCore, a venture formed by Infineon Technologies, Agere Systems and Motorola. In addition, some large chip manufacturing companies such as ZSP, a division of LSI Logic, make their proprietary DSP technology available for license to create a second source for their technology.

In recent years, we have also faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for control and system functions in various applications, including personal digital assistants and video games. Embedded systems typically incorporate both microprocessors responsible for system management and a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, companies such as ARC, ARM Holdings, and MIPS, have added a DSP extension to their products in addition to the microcontroller functions, which may successfully compete with our designs in applications that involve low-to-moderate DSP performance requirements.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•

in the Bluetooth technology area – with NewLogic;

•

in the GPS market – with SiRF, Snaptrack and Trimble; and

•

in the multimedia market – with ARM and Hantro.

Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our intellectual property and to operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection of our technology. We also seek to limit disclosure of our intellectual property and trade secrets by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code and other intellectual property. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than specific lega l protections of our technology in establishing and maintaining a technology leadership position.

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP subsystems and Application IP technology. We hold 36 patents in the United States and 10 patents in the EMEA region with expiration dates between 2013 and 2023. We have 31 patent applications pending in the United States, 12 pending patent applications in the EMEA region and 7 pending patent applications in Asia.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2004, by function and geographic location.

Number

Total employees	227

Function
Research and development	163
Sales and marketing	21
Technical support	7
Administration	36

Location
Israel	93
Ireland	77
United Kingdom	23
United States	21
Elsewhere	13

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

In 2004, we finalized and adopted a new Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees and the Code is available on our website at www.ceva-dsp.com.

Corporate History

Our company was incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. It changed its name to ParthusCeva, Inc. in November 2002 and to CEVA, Inc. in December 2003. Further details are contained in item 7 - Business Overview.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.ceva-dsp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission and are also available of the SEC’s website at www.sec.gov.

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

FACTORS THAT COULD AFFECT OUR OPERATING RESULTS

We caution you that the following important factors, among others, could cause our actual future results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities an d Exchange Commission.

RISKS RELATING TO OUR MARKETS

The industries in which we license our technology have experienced a challenging period of slow growth that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Ga rtner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and 2004, a recovery appeared to begin although this recovery began to slow in the later half of 2004. If this apparent recovery is not sustained through 2005 and beyond our business could be further materially and adversely affected.

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

Although we are headquartered in San Jose, California, most of our employees are located in Israel and Ireland. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage our remote operations, our business may be harmed.

Our operations in Israel may be adversely affected by instability in the Middle East region.

One of our principal research and development facilities is located in, and some of our directors and executive officers are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

Our trade names or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in these markets. If we were forced to change any of our brand names, we could lose a significant amount of our brand equity.

Our business will suffer if we are sued for infringement of the intellectual property rights of third parties or if we cannot obtain licenses to these rights on commercially acceptable terms.

Although we are not currently involved in any litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Claims against us may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necess ary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

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

Our independent registered public accounting firm may decline to attest on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an annual basis, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documente d, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting in the second half of 2005, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations.  The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price.  In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a compe titive disadvantage in the employee marketplace.

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

We have significant operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Irish and Israeli operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our ov erall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

ITEM 2.   PROPERTIES

Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.

We lease land and buildings for our executive offices, engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2004:

Location	Area (Sq. Feet)	Principal Activities

San Jose, CA, U.S.	9,450	Headquarters; sales; marketing; administration
Herzeliya, Israel	15,800	Research and development; administration
Dublin, Ireland	26,600	Research and development; administration
Cork, Ireland	10,000	Research and development
Limerick, Ireland	4,000	Research and development
Belfast, Northern Ireland	2,600	Research and development
Daventry, England	2,120	Research and development

In connection with the re-alignment of our business described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have reviewed and continue to evaluate our property needs and to consider appropriate steps to most efficiently house our operations. We have made provisions in our financial statements for the underutilized building operating lease obligations we anticipate. We believe that these facilities are suitable and adequate to meet our current operating needs.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers as of March 2, 2005. All such persons have been appointed by our board of directors to serve until their successors are appointed and qualified or until their earlier resignation or removal.

Chester J. Silvestri, age 56, has served as our Chief Executive Officer and President and as a member of our Board of Directors since June 2003 and as Chairman of our Board of Directors since February 2004. Mr. Silvestri has more than 25 years’ experience in the semiconductor industry, beginning as a design engineer and progressing through R&D, marketing, sales and executive management positions. From January to May 2003, Mr. Silvestri was a private investor and previously, from 1999 to 2002, Mr. Silvestri held the position of CEO of Arcot Systems, a developer of credit card authentication software. Previously Mr. Silvestri held the position of chief operating officer of Tripath Technology, Inc., president of the Microelectronic Division of SUN Microsystems, Inc., and vice president and general manager of the Technology Licensing division of MIPS Computer Systems, Inc.

Gideon Wertheizer, age 48, has held various positions with CEVA since November 2002 and currently serves as our Executive Vice President, CEVA DSP Cores. Previously he served as our Executive Vice President—Business Development & Chief Technology Officer, and as our Chief Executive Officer & President. Prior to joining us, Mr. Wertheizer was with DSP Group from 1990, ultimately as Executive Vice President of Intellectual Property.

Christine Russell, age 55, has served as our Chief Financial Officer, Treasurer and Secretary since October 2003. Ms. Russell has been a financial executive in technology businesses for more than 20 years, most recently from 1997 to 2003 as CFO of Persistence Software, Inc., a Nasdaq listed company. Previously, from 1995 to 1997 Ms. Russell was CFO of Cygnus Solutions (RedHat), a provider of development tools and platforms for embedded technologies, and served in various financial executive positions with Xerox for 8 years. Ms. Russell is a director and chair of the audit committee of Peak International, Ltd. Ms Russell also serves on the Ethics and Eligibility Committee of Financial Executives International, a professional group of over 15,000 CFOs, Controllers and Treasurers.

Issachar Ohana, age 39, has served as our Vice President, Worldwide Sales since November 2002. Prior to joining us, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ National Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 2, 2005, there were 8,680 holders on record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The closing price of our common stock on The NASDAQ National Market on March 2, 2005 was $8.16 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

	Price Range of Common Stock
	High	Low

2002
Fourth Quarter (from November 1)	$7.01	$4.47
2003
First Quarter	$5.89	$2.95
Second Quarter	$8.18	$3.18
Third Quarter	$10.23	$7.37
Fourth Quarter	$10.41	$7.37
2004
First Quarter	$11.83	$8.64
Second Quarter	$10.01	$7.72
Third Quarter	$8.44	$6.65
Fourth Quarter	$9.11	$7.50

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Information as of December 31, 2004 regarding options granted under our option plans and remaining available for issuance under those plans is contained in the definitive 2005 Proxy Statement and incorporated herein by reference.

2005 Annual Meeting of Stockholders

We anticipate that the 2005 annual meeting of our stockholders will be held on May 9, 2005.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a neutral foreign exchange impact in 2004.

We incurred foreign exchange losses of approximately $687,000 in 2003 and $484,000 in 2002, arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We invest our cash in high grade certificates of deposits and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Net interest income was $759,000 in 2004, $750,000 in 2003 and $277,000 in 2002. We are exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures are (1) designed to ensure that material information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified i n the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in March 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls.

ITEM 9B.  OTHER INFORMATION

On March 17, 2005, we filed a Form 8-K with the SEC notifying the SEC that our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 could not be filed within the prescribed time period.

During the quarter ended December 31, 2004, we entered into a license upgrade agreement with one of our existing customers who is developing wireless and multimedia software solutions around the licensed CEVA DSP core.  We recognized as revenue under this agreement $846,000, a portion of such license, for the quarter ended December 31, 2004. Separately, in January 2005, we entered into an engineering services agreement with the same party to develop a suite of audio software to support our multimedia solutions licensing business.

Under SOP 97-2, revenues are recognized by us when: (1) collectability is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists. We assess whether collectability is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.  Where a third party who is a licensee of their intellectual property also provides us with subcontract design services under a separate agreement, we evaluate each of the agreements to determine that they are clearly separable and that they reflect the fair value of each element of the agreements in order to determine the appropriate revenue recognition.  As of December 31, 2004, we had received $775,000 of the license fee due under the license upgrade agreement.

In preparing our financial statements for the three months and year ended December 31, 2004, our management reviewed the license upgrade agreement and services agreement and determined that the agreements were separable and that each reflected the fair value of each element of these agreements.  Our management also contemporaneously reviewed the facts and circumstances of these agreements with our independent auditors.  Subsequently, in January, our Audit Committee reviewed with management and with our independent auditors the revenue recognition treatment of the license upgrade agreement for the quarter ended December 31, 2004.  Based on this review, we recognized $846,000 of revenue related to this agreement, which was reflected in our operating results for our fourth fiscal quarter and fiscal year ended December 31, 2004 set forth in the press release previously furnished by us on a Form 8-K dated February 2, 2005.

In connection with our independent auditors final review of the audited financial statements of the Company to be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our independent auditors informed us on March 9, 2005 that they are now further reviewing the revenue recognition treatment of this license upgrade agreement and we are currently discussing with our independent auditors whether a portion or all of the revenue recognized in our 2004 fourth fiscal quarter related to this license upgrade agreement should be deferred to future periods.  If all of the revenues are deferred to future periods, we would expect to report revenues for our fiscal year and fourth fiscal quarter ended December 31, 2004 of $37.7 million and $9.2 million, respectively, instead of the $38.5 million and $10.0 million previously set forth in our press release furnished on our Form 8-K dated February 2, 2005.  In this instance we also would expect to report a decrease in net income of $466,000 from the amounts previously disclosed from $2.1 million to $1.7 million for the full 2004 fiscal year and from $0.7 million to $0.2 million for the 2004 fourth fiscal quarter. This would result in a decrease in our net income per share from $0.11 to $0.09 for the full 2004 fiscal year and from $0.03 to $0.01 for 2004 fourth fiscal quarter.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors required by this item is incorporated herein by reference to the 2005 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, shareholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2005 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items is incorporated herein by reference to the 2005 Proxy Statement.

PART IV

ITEM 15.   EXHIBITS

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

March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHESTER J. SILVESTRI Chester J. Silvestri	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ CHRISTINE RUSSELL Christine Russell	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 16, 2005

/s/ BRIAN LONG Brian Long	Director	March 16, 2005

/s/ ZVI LIMON Zvi Limon	Director	March 16, 2005

/s/ BRUCE MANN Bruce Mann	Director	March 16, 2005

/s/ PETER MCMANAMON Peter McManamon	Director	March 16, 2005

/s/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 16, 2005

/s/ LOUIS SILVER Louis Silver	Director	March 16, 2005

/s/ DAN TOCATLY Dan Tocatly	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)
3.3(8)	Second Amended and Restated Bylaws of the Registrant
3.4(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.5(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen of Common Stock Certificate
10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan
10.10(6)†	Parthus 2000 Share Option Plan
10.13(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.21(5)†	Letter Agreement between CEVA, Inc. and Chester J. Silvestri dated as of June 2, 2003
10.22(7)	Letter Agreement between CEVA, Inc. and Christine Russell dated as of September 5, 2003
10.23(8)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003.
21.1	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, Chartered Accountants – omitted pursuant to Rule 12b-25
23.2*	Consent of Kost Forer Gabbay & Kassierer – omitted pursuant to Rule 12b-25
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – omitted pursuant to Rule 12b-25
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – omitted pursuant to Rule 12b-25
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer – omitted pursuant to Rule 12b-25

——————

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

(3)

Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(4)

Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

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

(8)

Filed as an exhibit to CEVA’s 2003 Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated hereby by reference.

(9)

Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2004, and incorporated hereby by reference.

(10)

Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on January 31, 2005, and incorporated hereby by reference.

†

Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*

Omitted pursuant to Rule 12b-25.