Form 10-K/A
period 2004-12-31
CEVA  INC
filed 2005-03-31
CIK 1173489

The following items were the subject
of a Form 12b-25 and are included
herein: Items 6, 7 and 8; and Item 15
-- Exhibits 23.1, 23.2, 31.1, 31.2, 32
and Financial Statement Schedules

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

—————————————

FORM 10-K/A

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

As of March 25, 2005, there were 18,733,053 shares of Common Stock outstanding.

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

Industry Background

Digital Signal Processor Cores

Digital Signal Processing is one of the fastest-growing sectors of the semiconductor industry. DSP is fundamental to all communication (wireless, broadband, Voice over Internet Protocol (VoIP)), and to all digital multimedia processing (audio, video, image). DSPs use complex algorithms and signal-compression techniques to provide real-time, power-efficient processing of real-world analog signals that have been converted into digital form. For example in wireless, DSP converts an analog signal, such as the human voice, to digital form. DSPs power the communication and multimedia functions of a wide array of devices, including the baseband modems of cellular phones, the digital encode and decode of digital multimedia signals for devices such as portfolio audio/video players, digital still cameras, digital camcorders, digital DVDs/DVRs, HDTVs, set-top boxes, and the hard disk drives used for PC’s and consumer electronic devices.

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

IP Business Model

Our objective is that our DSP core becomes the global standard in the embedded DSP market. To enable this goal, we have and continue to license on a worldwide basis to semiconductor and system OEM companies that design, manufacture and source CEVA based silicon solutions combined with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling of silicon products, we are free to widely license our technology, and free to focus most of our resources on R&D and next generation DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions, and develop their own unique product roadmaps. Through our extensive licensing, we have established a worldwide community developing CEVA based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA based chips from a wide range of suppliers, thus reducing dependence on any one supplier, fostering price competition which thereby helps contain the cost of CEVA based products.

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

Customers

We have licensed our cores, platforms and solutions to leading semiconductor companies throughout the world. These companies incorporate our IP into application-specific chips or custom-designed chips that they manufacture, market and sell to original equipment manufacturers (OEMs) of a variety of electronic products. We also license our cores and application IP to OEMs directly. Included among our licensees are the following customers; Atmel, Broadcom, Cirrus Logic, Eonex, Fujitsu, Hitachi, Infineon Technologies, Kawasaki, LSI Logic, Maxim, Mitsubishi, Motorola, National Semiconductor, NEC, nVidia, Oki, Philips Semiconductors, Renesas, Samsung, Seiko-Epson, Sharp Microelectronics, Sony, STMicroelectronics, UMC and Zoran. The majority of our licenses have royalty components, of which 15 were producing royalty revenues at the end of 2004. One customer accounted for 12% of our total revenues in 2004. The identity of our greater-than-10% customers varies from period-to-period, and we do not believe that we are materially dependent on any one or any small number of licensees. Information on the geographic breakdown of our revenues is contained in note 8 to our consolidated financial statements, which appear elsewhere in this annual report.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ National Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 25, 2005, there were 8,643 holders on record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The closing price of our common stock on The NASDAQ National Market on March 24, 2005 was $7.54 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

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

ITEM 6.   SELECTED FINANCIAL DATA

CEVA was formed through the combination of Parthus Technologies plc and CEVA in November 2002. Prior to that date, our DSP cores licensing business was part of DSP Group, Inc. With respect to periods prior to November 1, 2002, the financial data below have been prepared as if the separation of this business had been in effect throughout the relevant periods. The financial statements show this business as an entity carved out from the consolidated financial statements of DSP Group using the historical results of operations and historical bases of assets and liabilities of this business, as described in note 1 to our financial statements, which appear elsewhere in this Annual Report. The financial data below include the results of the business of Parthus Technologies plc only for the period following the combination on November 1, 2002.

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, both appearing elsewhere in this Annual Report.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing and royalties	$19,951	$20,959	$14,739	$29,795	$32,271
Other revenue	2,959	4,285	4,457	7,041	5,402
Total revenues	22,910	25,244	19,196	36,836	37,673
Cost of revenues	410	1,251	2,168	6,061	5,178
Gross profit	22,500	23,993	17,028	30,775	32,495
Operating expenses:
Research and development, net	4,835	5,095	8,414	17,382	17,276
Sales and marketing	2,466	2,911	3,356	6,058	6,965
General and administrative	2,810	2,839	3,557	6,109	5,863
Amortization of intangible assets	—	—	189	1,127	892
In-process research and development	—	—	15,771	—	—
Reorganization, restructuring and severance charge	—	—	6,442	8,620	—
Impairment of assets	—	—	—	3,233	—
Total operating expenses	10,111	10,845	37,729	42,529	30,996
Operating income (loss)	12,389	13,148	(20,701)	(11,754)	1,499
Other income (expense), net	322	462	(207)	63	796
Income (loss) before taxes on income	12,711	13,610	(20,908)	(11,691)	2,295
Taxes on income	3,438	3,255	1,014	300	645
Net income (loss)	$9,273	$10,355	$(21,922)	$(11,991)	$1,650
Basic and diluted net income (loss) per share	$1.03	$1.15	$(2.15)	$(0.66)	$0.09

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$411	$1,996	$58,318	$53,440	$57,960
Total assets	9,615	12,197	135,182	119,433	119,163
Total stockholders’ equity	2,020	4,345	110,072	98,479	102,549

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

We believe that our industry is moving towards open-standard DSP cores and away from traditional proprietary solutions. We also believe that increased semiconductor product complexity and demands for reduced time-to-market have led more companies to decide to license complete application IP solutions, rather than licensing individual components from multiple suppliers. We combine expertise in DSP with integrated application IP solutions – and therefore, we believe, we are well positioned to take full advantage of these major industry shifts. To do so we intend to:

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

Corporate Background

CEVA was formed through a spin-off of the DSP cores licensing business of DSP Group and its combination with Parthus Technologies plc (Parthus) in November 2002. At that time, (1) DSP Group contributed the DSP cores licensing business to CEVA, which was then its wholly owned subsidiary; (2) DSP Group distributed all of the existing common stock of CEVA to the stockholders of DSP Group; and (3) CEVA immediately thereafter combined with Parthus. These transactions are described in detail in the Report on Form 8-K of CEVA dated November 1, 2002, as amended.

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

RESULTS OF OPERATIONS

The following table presents line items from our statement of operations as percentages of our total revenues for the periods indicated:

	2002	2003	2004
Consolidated Statements of Operations Data:
Revenues:
Licensing and royalties	76.8%	80.9%	85.7%
Other revenue	23.2%	19.1%	14.3%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	11.3%	16.5%	13.7%
Gross profit	88.7%	83.5%	86.3%
Operating expenses:
Research and development, net	43.8%	47.2%	45.9%
Sales and marketing	17.5%	16.4%	18.5%
General and administrative	18.4%	16.6%	15.6%
Amortization of other intangible assets	1.0%	3.0%	2.3%
In-process research and development	82.2%	—	—
Reorganization, restructuring and severance charge	33.6%	23.4%	—
Impairment of assets	—	8.8%	—
Total operating expenses	196.5%	115.4%	82.3%
Operating income (loss)	(107.8)%	(31.9)%	4.0%
Other income (expense), net	(1.1)%	0.2%	2.1%
Income (loss) before taxes on income	(108.9)%	(31.7)%	6.1%
Taxes on income	(5.3)%	(0.8)%	(1.7)%
Net income (loss)	(114.2)%	(32.5)%	4.4%

Discussion and Analysis

Below we provide information on the significant line items in our statement of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2002	2003	2004

Total revenues (in millions)	$19.2	$36.8	$37.7
Change year-on-year	—	91.9%	2.3%

The increase in total revenues from 2003 to 2004 principally reflects a combination of higher licensing and royalty revenues from our DSP-centric IP, offset by the elimination of Hard IP and certain other non strategic IP revenues in 2004 following the decision in December 2003 to cease these manufacturing product lines.

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

In 2004 and 2003 revenue from a separately identifiable customer accounted for 12% and 10% of total revenues, respectively. Revenues from two customers accounted for 13% and 11% of total revenues respectively in 2002. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter.

The Company and its subsidiaries (the “Company”) generate their revenues from licensing intellectual property, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the Company’s IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company accounts for all of its other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended.

The Company generates royalties from its licensing activities in two manners: royalties paid by our customers over the period in which they ship units which we refer to as per unit royalties and royalties which are paid in a lump sum which cover a fixed number of future unit shipments which we refer to as prepaid royalties.  The prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun making unit shipments and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  In either case, these prepaid royalties are non-refundable payments and are recognized upon invoicing for payment, provided that no future obligation exists.  Prepaid royalties are recognized under our licensing revenue line and accounted for 19.1% of total revenue in 2004, compared to 6.5% of total revenue in 2003 and 17.6% of total revenue in 2002.  All of the prepaid royalties recognized in 2004 were subsequently negotiated with existing prepaid licensees compared to 79% in 2003 and 57% in 2002. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees.

Licensing and Royalty Revenues

	2002	2003	2004

Licensing and royalty revenues (in millions)	$14.7	$29.8	$32.3
Change year-on-year	—	102.2%	8.3%
of which:
Licensing revenues (in millions)	$12.3	$25.7	$26.3
Change year-on-year	—	109.2%	2.0%
Royalty revenues (in millions)	$2.4	$4.1	$6.0
Change year-on-year	—	66.5%	48.7%

The increase in licensing revenue from 2003 to 2004 reflects increased revenues from our DSP-centric IP offset by lower revenues from our application solutions IP as we ceased certain non-strategic solutions IP following the strategic re-alignment of our operations in the fourth quarter of 2003. The strategic re-alignment allowed us to better focus on our key strengths, DSP cores and application specific full system solutions in 2004. The increase in licensing revenues from 2002 to 2003 reflected increased revenues from our DSP cores and application technologies reflecting the full year sales activity of the combined CEVA and Parthus businesses. Licensing and royalty revenues accounted for 85.7% of our total revenues in 2004, compared with 80.9% and 76.8% of total revenues in 2003 and 2002, respectively. In 2004 we signed 24 new license agreements compared to 25 in 2003. Included in the license agreements in 2004 were five new licensees for our flagship CEVA X DSP technology compared to two in 2003. There were no new prepaid customers in 2004, compared to one new prepaid customer in 2003. Two significant existing prepaid customers extended their prepaid shipment threshold with additional advance payments in both 2004 and 2003.

The increase in royalty revenue from 2003 to 2004 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our Ceva Teak and Teaklite cores continued to report increased unit shipments in 2.5G cellular and DVD Servo product areas. The increase in royalty revenues from 2002 to 2003 reflects increased unit shipments of our CEVA-Teak core by licensees in 2.5G cellular and DVD Servo product areas, offset to some extent by a decrease in the unit shipments of lower royalty-generating end-of-life 2G products.

We had 23 customers shipping units at December 31, 2004 compared with 25 at December 31, 2003 of which 15 customers were paying per unit royalty and 8 were in prepaid royalty at December 31, 2004 compared to 17 and 8 at December 31, 2003. In 2004 two customers commenced shipments while four customers ceased shipping and one customer moved from prepaid volumes to per unit royalty during the year. Six customers, including those in prepaid royalty shipped in excess of 5 million units in 2004, compared to five customers in 2003 and three customers in 2002.

The five largest customers paying per unit royalty accounted for 67.2% of total royalty revenues in 2004 compared to 86.7% in 2003. In 2004 the average cents earned from customers paying per unit royalty was $0.15 cents per unit compared to $0.13 cents in 2003.

Both our per unit and prepaid royalty customers reported sales of 106.0 million chips incorporating our technology in 2004, compared with 54.7 million in 2003 and 81.1 million in 2002. The increase in units shipped in 2004 compared to 2003 reflects increased unit shipments of our CEVA-Teak core by licensees in 2.5G cellular and DVD Servo product areas. The decrease in units shipped in 2003 compared to 2002 reflects the reduction of shipments of 2G products in 2003 by one customer as it transitioned to 2.5G products, offset to some extent by increased unit shipments of 2.5G, cellular and DVD Servo products by other customers.

Other Revenues

Other revenues includes design and consulting services and maintenance and support for licensees.

	2002	2003	2004

Other revenues (in millions)	$4.5	$7.0	$5.4
Change year-on-year	—	58.0%	(23.3)%

The decrease in other revenues in 2004 compared to 2003 principally reflects the elimination of “Hard IP” revenue following the decision in December 2003 to cease our “Hard IP” manufacturing product line.

The increase in other revenues from 2002 to 2003 was primarily due to revenues generated in design and consulting services and Hard IP manufacturing of $3.5 million reflecting the full year sales activity of the combined CEVA and Parthus businesses.

Geographic Revenue Analysis

	2002		2003		2004
	(in millions, except percentages)

United States	$7.2	37.6%	$17.4	47.2%	$11.2	29.5%
Europe, Middle East, Africa	$7.6	39.4%	$11.4	31.0%	$16.6	44.1%
Asia	$4.4	23.0%	$8.0	21.8%	$9.9	26.4%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from year to year.

Revenues increased in absolute and percentage terms in EMEA and Asia regions from 2003 to 2004, reflecting greater sales activity and penetration in these markets. The decrease in revenues in absolute and percentage terms in the United States reflects a reduction in IP application solutions revenues as certain non-strategic solution technologies were ceased following the strategic re-alignment of our operations in the fourth quarter of 2003.

Cost of Revenues

	2002	2003	2004

Cost of revenues (in millions)	$2.2	$6.1	$5.2
Change year-on-year	—	179.6%	(14.6)%

Cost of revenues accounted for 13.7% of total revenues in 2004, compared with 16.5% in 2003 and 11.3% in 2002. The absolute and percentage decrease in cost of revenues in 2004 compared to 2003 reflects the shift in revenue mix with increased higher gross margin license and royalty revenue and no Hard IP revenue following the decision in December 2003 to cease our lower margin “Hard IP” manufacturing product line. Historically margins for Hard IP were below 50%.

The absolute and percentage increase in cost of revenues in 2003 compared to 2002 reflected the change in revenue mix following the combination with Parthus; the increase in cost of revenues as a percentage of total revenues was primarily due to a decrease in the portion of revenues derived from higher gross margin royalties.

Cost of revenues includes related labor costs and, where applicable related overhead and material costs.

Operating Expenses

(in millions)	2002	2003	2004

Research and development, net	$8.4	$17.4	$17.3
Sales and marketing	$3.3	$6.1	$6.9
General and Administration	$3.6	$6.1	$5.9
Amortization of intangible assets	$0.2	$1.1	$0.9
In-process research and development	$15.8	$—	$—
Reorganization, restructuring and severance charge	$6.4	$8.6	$—
Impairment of assets	$—	$3.2	$—

Total operating expenses	$37.7	$42.5	$31.0
Change year-on-year	—	12.7%	(27.1)%

Total operating expenses decreased in 2004 compared to 2003 principally as a result of restructuring and impairment charges incurred in 2003. There were no similar charges in 2004. The increase in operating expenses from 2002 to 2003 was a result of higher average numbers of staff, facility costs and depreciation charges together with additional sales and marketing and administrative costs throughout 2003 following the combination with Parthus, higher restructuring charges in 2003 offset by a one-time non-cash charge relating to in-process research and development incurred in 2002.

Reorganization, restructuring and severance charges totaled $8.6 million in 2003 and $6.4 million in 2002. These charges in 2003 resulted from the transition of our executive management team to San Jose, severance costs and employee-related liabilities, and provision for underutilized building operating lease obligations in connection with the re-alignment of our business in the fourth quarter of 2003. In addition, we incurred a restructuring charge of $6.4 million representing primarily severance costs and provision for underutilized building operating lease obligations following a headcount reduction in November 2002. We review our assumptions and estimates quarterly to ensure that they are both valid and applicable given the underlying market conditions.

There was a non-cash charge for impairment of assets of $3.2 million in 2003 and a non-cash charge of $15.8 million in connection with the write-off of in-process research and development in 2002.

Research and Development Expenses, Net

	2002	2003	2004

Research and development expenses, net (in millions)	$8.4	$17.4	$17.3
Change year-on-year	—	106.6%	(0.6)%

The net movement in research and development expenses in 2004 compared with 2003 primarily reflects lower research grants from the MAGNET programs of the Chief Scientist of Israel and under the RTI funding program of Enterprise Ireland offset by lower costs arising from the decision to exit certain non-strategic technology areas and the resulting reduction in headcount and facility requirements as a result of the realignment of the business in December 2003. The average number of research and development personnel in 2004 was 163 compared to 189 in 2003 and 83 in 2002. The number of research and development personnel was 170 at December 31, 2004, compared with 154 at year-end 2003 and 190 at year-end 2002.

Research and development expenses increased in 2003 from 2002 primarily reflecting higher labor and associated costs resulting from increased average headcount and increased investment in design tools and sub-contract design throughout 2003 and late 2002 following the combination with Parthus in November 2002.

Research and development expenses, net of related government grants, were 45.9% of total revenues in 2004, compared with 47.2% in 2003 and 43.8% in 2002. We recorded net research grants from the MAGNET programs of the Chief Scientist of Israel and under the RTI funding program of Enterprise Ireland of $346,000 in 2004 compared with $2.0 million in 2003 and $869,000 in 2002. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under the MAGNET programs.

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

Sales and Marketing Expenses

	2002	2003	2004

Sales and marketing expenses (in millions)	$3.3	$6.1	$6.9
Change year-on-year	—	80.5%	15.0%

The increase in sales and marketing expenses in 2004 compared to 2003 principally reflects additional sales and marketing efforts in Asia and also increased activity relating to the flagship CEVA X - DSP architecture. Sales and marketing expenses as a percentage of total revenues were 18.5% in 2004, compared with 16.4% in 2003 and 17.5% in 2002.The total number of sales and marketing personnel was 21 at December 31, 2004, compared with 20 at year-end 2003 and 21 at year-end 2002. The average number of sales and marketing personnel was 20 in 2003 and 2004.

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

General and Administrative Expenses

	2002	2003	2004

General and administrative expenses (in millions)	$3.6	$6.1	$5.9
Change year-on-year	—	71.7%	(4.0)%

The net movement in general and administrative expenses in 2004 compared with 2003 primarily reflects lower employee related costs and lower facility and IT consumable costs as a result of the realignment of the business in December 2003 offset by increased professional fees arising from Sarbanes Oxley compliance work. The average number of general and administrative personnel throughout 2004 was 36 compared with 33 in 2003 and 13 in 2002. The total number of general and administrative personnel was 36 at December 31, 2004, compared with 32 at year-end 2003 and year-end 2002.

The increase in general and administrative expenses in 2003 compared with 2002 reflected increased facility costs throughout 2003 and the later part of 2002 following our combination with Parthus. General and administrative expenses consist primarily of salaries, information systems and technology infrastructure, facilities costs, finance and human resources related costs, and depreciation.

Amortization of Other Intangible Assets

	2002	2003	2004

Amortization of other intangible assets (in millions)	$0.2	$1.1	$0.9
Change year-on-year	—	496.3%	(20.9)%

The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus. The decrease in the 2004 charge compared to 2003 reflects the impairment charge in December 2003 of certain technology acquired. As of December 31, 2004 and 2003, the amount of other intangible assets was $2.6 and $3.5 million, respectively. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $222,000 per quarter.

In-process Research and Development

	2002	2003	2004

In-process research and development charge (in millions)	$15.8	—	—

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

Reorganization, Restructuring and Severance Charge

	2002	2003	2004

Reorganization, restructuring and severance charge (in millions)	$6.4	$8.6	—

Our management and board of directors approved reorganization and restructuring plans in 2003, which resulted in a total charge of $8.6 million. In the first, third and fourth quarters of 2003, we recorded charges of $1.4 million, $1.4 million and $5.8 million, respectively. The charges arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction of 40 employees, underutilized building operating lease charges and a charge for non-performing assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements was a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease manufacturing our hard IP products and certain non-strategic technology areas.

Management are required to make and review certain estimates and assumptions in assessing the underutilized building operating lease charges arising from the reduction in facility requirements. The underutilized building operating lease charge at December 31, 2003 was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. These estimates are reviewed quarterly and would be revised if estimated future vacancy rates and sublet rents vary from our original estimates. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize. We revised our assumptions at December 31, 2004 in respect of future vacancy rates and sublet rents in light of current market conditions and our discount rate based on projected interest rates now applicable. The revision to our estimates had no impact on our Consolidated Statement of Operations.

We incurred a restructuring charge of $6.4 million following the rationalization of certain product lines in the fourth quarter of 2002 to enhance strategic focus and to further reduce costs. This principally resulted in severance costs following a headcount reduction of 46 employees and underutilized building operating lease charges arising from a reduction in our facility requirements.

Impairment of Assets

We recorded an impairment charge of $910,000 in 2003 in respect of non-performing assets, as well as an impairment charge of $973,000 in respect of certain technology acquired in the combination with Parthus and the “Parthus” name, which we abandoned as part of our corporate rebranding. These charges related to the realignment of our business, including the decision to cease manufacturing Hard IP products and certain non-strategic technology areas.

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

Other Income, Net

	2002	2003	2004

Other income (loss), net (in millions)	$(0.20)	$0.06	$0.80
Change year-on-year	—	130.4%	1163.5%
of which:
Interest income (in millions)	$0.28	$0.75	$0.76
Change year-on-year	—	171%	1.2%
Foreign exchange gain (loss) (in millions)	$(0.48)	$(0.69)	$0.04
Change year-on-year	—	41.9%	105.4%

Other income consists of interest earned on investments and foreign exchange gains and losses. Interest earned in 2004 and 2003 amounted to approximately $750,000 reflecting similar combined cash and marketable securities balances held throughout 2004 and 2003. The increase in interest earned in 2003 compared to 2002 reflects higher cash balances held throughout 2003 as a result of the cash contribution to CEVA by DSP Group in connection with the spin-off from DSP Group and the cash balances of Parthus at the time of the combination in November 2002.

Foreign exchange losses in 2002 and 2003 primarily reflect the impact of the appreciation of the euro against the U.S. dollar on our euro liabilities. As a result of the significant currency fluctuations experienced on our non-U.S. dollar denominated liabilities, we have sought to hold equivalent non-U.S. dollar cash balances to mitigate losses caused by currency fluctuations; this effort has resulted in a near neutral foreign exchange impact in 2004.

Provision for Income Taxes

	2002	2003	2004

Provision for income taxes (in millions)	$1.0	$0.3	$0.6
Change year-on-year	—	(70.4)%	115%

The increase in provision for income taxes in 2004 reflects income earned domestically and in certain foreign jurisdictions. The reduction in the provision of income taxes in 2003 compared to 2002 reflects losses incurred domestically and in certain foreign jurisdictions. The provisions for income taxes in 2002 principally relate to the ten month period during which we were a wholly owned subsidiary of DSP Group.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had approximately $28.8 million in cash and cash equivalents and $30.8 million in marketable securities, totaling $59.6 million compared to $59.1 million in cash and cash equivalents at December 31, 2003. During 2004, the Company invested $34.7 million of its cash in certificates of deposits and U.S. government and agency securities with maturities from 4 to 12 months. These instruments are classified as marketable securities and the purchase and sale is considered part of operating cash flow.

Net cash used in operating activities in 2004 was $29.8 million, compared with $12.8 million of net cash used in operating activities in 2003 and $1.9 million of net cash used in operating activities in 2002. Included in the operating cash outflow in 2004 was a net investment of $30.7 million in marketable securities and $1.9 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during 2004 was $2.8 million.

The net cash outflow from operating activities in 2003 of $12.8 million included the settlement of merger-related costs of approximately $3.1 million following the combination with Parthus and cash outflow in connection with restructuring and reorganization costs incurred in 2003 and the last quarter of 2002 amounting to approximately $6.5 million. The net cash outflow from operating activities in 2002 of $1.9 million principally reflects the settlement arrangements contained in our combination agreement with Parthus Technologies, pursuant to which trade receivables and other accounts receivables and prepaid expenses together with income taxes payable prior to November 1, 2002 were settled by DSP Group.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $3.1 million of restructuring and reorganization costs accrued at December 31, 2004, we expect a cash outflow of approximately $2.3 million in 2005, primarily relating to underutilized building rental payments and employee-related costs, including the repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

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

Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $3.1 million in 2004, $2.7 million in 2003, and $860,000 in 2002. The high level of capital expenditures in 2004 and 2003 was principally due to investments in new design tools and tenant improvements associated with the move of our facility in Israel to new premises in the fourth quarter of 2003. Proceeds from the sale of property and equipment amounted to $54,000 in 2004 compared with $142,000 in 2003 and $124,000 in 2002.

Cash outflow in 2002 of approximately $1.6 million related to investment in the design and development of digital media solutions for both wireless infrastructures and computer product applications.

Net cash provided by financing activities of $2.2 million in 2004 and $398,000 in 2003 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan. Net cash provided by financing activities of $35.7 million in 2002 reflects the issuance of shares and capital return of $4.3 million to DSP Group as part of the combination with Parthus on November 1, 2002

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2004:

	Payments Due by Period ($ in thousands)
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5-years

Operating Lease Obligations – Leasehold properties	31,937	2,526	4,152	3,554	21,705
Operating Lease Obligations – Other	1,550	917	633	—	—
Purchase Obligations	163	163	—	—	—
Total	33,650	3,606	4,785	3,554	21,705

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. The most material of these obligations relates to the lease on our Harcourt Street offices in Dublin, which involves a total commitment of $17.8 million over the remaining 17 years of the agreement. A portion of rental space is currently underutilized as a result of the re-alignment of our business and related headcount reductions in 2003, which is further discussed in note 10 to our audited consolidated financial statements, which appear elsewhere in this annual report.

Other operating lease obligations relate to license agreements entered into for maintenance of design tools of $395,000 and obligations under motor vehicle leases of $1.2 million.

Purchase obligations consist of capital commitments of $130,000 and operating purchase order commitments of $34,000.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•

Revenue Recognition

•

Allowances for Doubtful Accounts

•

Accounting for Income Taxes

•

Goodwill

•

Other intangible assets

•

Reorganization, restructuring and severance charge

•

Foreign Currency

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

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

A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

We account for our other IP license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants and as amended by SOP 98-4 and SOP 98-9 and related interpretations (collectively, “SOP 97-2”). We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

Under SOP 97-2, revenues are recognized when: (1) collectability is probable; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements, as determined by “vendor specific objective evidence .” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when VSOE of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements normally is determined based on the price charged for the undelivered element when sold separately.

We assess whether collectability is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

When a sale of our IP is made to a third party who also supplies us with goods or services under separate agreements, we evaluate each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sales or purchase element in order to determine the appropriate revenue recognition.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

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

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in wich the deferred tax assets are located.

We do not provide for US Federal Income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested and, in our opinion, will continue to be re-invested indefinitely. In addition, we operate within multiple taxing jurisdictions involving complex issues and we provide for tax liabilities on investment activity as appropriate.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142.

We conduct our annual test of impairment for goodwill in October of each year. In addition we test for impairment periodically whenever events or circumstances occur subsequent to our annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” as an operating segment or one level lower. We market our products and services in one segment and thus allocate goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using our market capitalization as fair value. Accordingly, in conducting the first step of this impairment test, we compare the carrying value of our assets and liabilities to our market capitalization. If the carrying value exceeds the fair value, the goodwill is potentially impaired and we then complete the second step in order to measure the impairment loss. If the fair value exceeds the carrying value, the second step in order to measure the impairment loss is not required.

In the second step of the impairment test, the fair value of all the unit’s balance sheet assets and liabilities, as well as the Company’s identifiable intangible assets, excluding goodwill, must be determined at the valuation date. We estimate the future cash flows to determine the fair value of these assets and liabilities. These cash flows are then discounted at rates reflecting the respective specific industry’s cost of capital. The discounted cash flows are then compared to the carrying amount of the Company’s assets and liabilities to determine if an impairment exists. If, upon review, the fair value is less than the carrying value, the carrying value is written down to estimated fair value.

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

In October 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end.

Other Intangible Assets

Other intangible assets represents costs of technology acquired from acquisitions which have reached technological feasibility. The costs of technology have been capitalized and are amortized to the Consolidated Statements of Operations over the period during which benefits are expected to accrue, currently estimated at five years. We are required to test our other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors we consider important, which could trigger impairment include:

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

Where events and circumstances are present which indicate that the carrying value may not be recoverable, we will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the asset with its carrying value. The determination of the value of such intangible assets requires us to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we could be required to record additional impairment charges.

We recorded a $1.1 million impairment charge in 2003 in respect of certain technology acquired in the combination with Parthus; the “Parthus” name, which we abandoned as part of our corporate re-branding; and steps connected with the realignment of our business, including the decision to cease Hard IP manufacturing and certain non-strategic technology areas. The impairment charge reflected the unamortized carrying value of this technology determined by an independent analysis on the combination with Parthus.

Reorganization, restructuring and severance charge

In the first, third and fourth quarters of 2003, we recorded reorganization, restructuring and severance charges of $1,380,000, $1,402,000 and $5,838,000, respectively. The charges arose in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S., and the related resignations of our Ireland-based chief executive officer and chief financial officer and the resignations of our Chairman and Vice-Chairman from their executive management positions. Also included are severance charges for 40 employees, underutilized building operating lease obligations and commitment charges and a charge for redundant assets arising from a reduction in headcount and facility requirements.

We were required to make and are required to review certain estimates and assumptions in assessing the underutilized building operating lease charges arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. These estimates are reviewed quarterly and would be revised if estimated future vacancy rates and sublet rents vary from our original estimates. We revised our assumptions at December 31, 2004 in respect of future vacancy rates and sublet rents in light of current market conditions and our discount rate based on projected interest rates now applicable. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Foreign Currency

The U.S. dollar is the functional currency for the Company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Assets and liabilities denominated in foreign currencies are translated at year end exchange rates while revenues and expenses are translated at rates approximating those ruling at the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a neutral foreign exchange impact in 2004.

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

Recently issued accounting standards:

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. Foreign earnings are currently required for continued investment in the local jurisdiction. Accordingly, as provided for in FSP 109-2, The Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies at the beginning of the first interim or annual period beginning after June15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an annual basis, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting in the second half of 2005, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations.  The recognition of these expenses in our statements of operations will result in lower net income (loss) per share, which could negatively impact our future stock price.  In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Supplementary Data on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the factors identified in Item 9B below. The additional processes we are implementing to remediate the material weaknesses in our internal control over financial reporting described below also will remediate our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls.

As previously reported in our Form 8-K filed on March 17, 2005, in preparing our financial statements for the three months and year ended December 31, 2004, management reviewed the license upgrade agreement and services agreement and determined that the agreements were separable and that each reflected the fair value of each element of these agreements.  Management also contemporaneously reviewed the facts and circumstances of these agreements with our independent auditors.  Subsequently, in January, our Audit Committee reviewed with management and with our independent auditors the revenue recognition treatment of the license upgrade agreement for the quarter ended December 31, 2004.  Based on this review, we recognized $846,000 of revenue related to this agreement, which was reflected in our operating results for its fourth fiscal quarter and fiscal year ended December 31, 2004 set forth in the press release previously furnished by us on a Form 8-K dated February 2, 2005. In connection with our independent auditors’ final review of the audited financial statements to be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our independent auditors informed us on March 9, 2005 that they were further reviewing the revenue recognition treatment of this license upgrade agreement. Our independent auditors subsequently confirmed on March 23, 2005 that the appropriate accounting treatment was the deferral of all the revenues to be derived from the license upgrade agreement to future periods.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and in light of the deferral in revenue associated with the license upgrade agreement described in Item 9B below, we have determined, in consultation with our independent auditors, that our internal controls related to revenue recognition has the following material weakness: our lack of timely evaluation of whether a license fee is fixed and determinable and collectible as required under SOP 97-2 in the context  of where a customer is also a supplier or service provider. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board (the “PCAOB”) Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

We are remediating the material weakness in internal control over financial reporting by adding the following processes to our current processes:

•

performing a comprehensive review of all past and future agreements when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer or supplier or service provider relationship.

•

requiring accounting and finance personnel to receive regular training and updates on revenue recognition;

•

retaining a third party accounting firm to consult on complicated technical accounting issues; and

•

retaining a consultant to oversee internal control on revenue recognition.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  As described above, subsequent to the end of the most recent fiscal quarter, we are making the following changes in our internal controls:

•

performing a comprehensive review of all past and future agreements when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer or supplier or service provider relationship.

•

requiring accounting and finance personnel to receive regular training and updates on revenue recognition;

•

retaining a third party accounting firm to consult on complicated technical accounting issues; and

•

retaining a consultant to oversee internal control on revenue recognition.

ITEM 9B.   OTHER INFORMATION

As previously reported in our Form 8-K filed on March 17, 2005, during the quarter ended December 31, 2004, we entered into a license upgrade agreement with one of our existing customers who is developing wireless and multimedia software solutions around the licensed CEVA DSP core. We recognized as revenue under this agreement $846,000, a portion of such license, for the quarter ended December 31, 2004. Separately, in January 2005, we entered into an engineering services agreement with the same party to develop a suite of audio software to support our multimedia solutions licensing business.

As previously reported in our Form 8-K filed on March 17, 2005, in preparing our financial statements for the three months and year ended December 31, 2004, management reviewed the license upgrade agreement and services agreement and determined that the agreements were separable and that each reflected the fair value of each element of these agreements. Subsequently, in January, our Audit Committee reviewed with management and with our independent auditors the revenue recognition treatment of the license upgrade agreement for the quarter ended December 31, 2004.  Based on this review, we recognized $846,000 of revenue related to this agreement, which was reflected in our operating results for its fourth fiscal quarter and fiscal year ended December 31, 2004 set forth in the press release previously furnished by us on a Form 8-K dated February 2, 2005. In connection with our independent auditors’ final review of the audited financial statements to be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our independent auditors informed us on March 9, 2005 that they were further reviewing the revenue recognition treatment of this license upgrade agreement.

The audited financial statements included in this Annual Report on Form 10-K reflect the deferral of all of the revenues to be derived from the license upgrade agreement to future periods. As a result, we are reporting revenues for our fiscal year ended December 31, 2004 of $37.7 million instead of the $38.5 million previously set forth in our press release furnished on the Form 8-K dated February 2, 2005.  In addition we are reporting net income of $1.7 million instead of the $2.1 million previously set forth in our press release furnished on the Form 8-K dated February 2, 2005. This has resulted in a decrease in our reported net income per share to $0.09 from $0.11 previously set forth in our press release furnished on the Form 8-K dated February 2, 2005.

For our fourth fiscal quarter ended December 31, 2004, we had revenues of $9.2 million instead of the $10.0 million previously set forth in our press release furnished on the Form 8-K dated February 2, 2005.  In addition we had net income of $0.2 million for our fourth fiscal quarter ended December 31, 2004 instead of the $0.7 million previously set forth in our press release furnished on the Form 8-K dated February 2, 2005. This has resulted in a decrease in our net income per share to $0.01 for our fourth fiscal quarter from $0.03 previously set forth in our press release furnished on the Form 8-K dated February 2, 2005.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

— Consolidated Balance Sheets as of December 31, 2004 and 2003.

— Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

— Statements of Changes in Stockholders’ Equity and Related Company Investment for the Years Ended December 31, 2004, 2003 and 2002.

— Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

— Notes to Consolidated Financial Statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEVA, INC. AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CEVA, INC.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and Related Company investment, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG

Dublin, Ireland

March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of CEVA, Inc. (formerly ParthusCeva, Inc.)

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and Related Company investment and cash flows of CEVA, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2002. Our audit also included the financial statements schedule listed in the Index at Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit in order to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KOST FORER GABBAY & KASSIERER
KOST FORER GABBAY & KASSIERER (Formerly Kost Forer & Gabbay)
A Member of Ernst & Young Global

Tel-Aviv, Israel

January 21, 2003

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$59,130	$28,844
Marketable securities (note 2)	—	30,794
Trade receivables (net of allowance for doubtful accounts of $ 795 in 2003 and $813 in 2004)	10,226	10,835
Deferred tax assets	—	125
Prepaid expenses (note 5)	1,277	703
Other accounts receivable (note 5)	668	647
Total current assets	71,301	71,948
Long-term investments:
Severance pay fund	1,487	1,713
Deferred tax assets	—	70
Property and equipment, net (note 3)	4,792	4,471
Goodwill (note 4)	38,398	38,398
Other intangible assets, net (note 4)	3,455	2,563
	48,132	47,215
Total assets	$119,433	$119,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,030	$1,714
Accrued expenses and other payables (note 6)	12,876	9,816
Taxes payable	891	707
Deferred revenues	1,064	1,751
Total current liabilities	17,861	13,988
Long term liabilities:
Accrued severance pay	1,510	1,844
Accrued liabilities (note 6)	1,583	782
Total long term liabilities	3,093	2,626
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2003 and 2004; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 100,000,000 shares authorized at December 31, 2003, and 2004; 18,167,332 and 18,557,818 shares issued and outstanding at December 31, 2003 and 2004, respectively	18	19
Additional paid-in capital	134,449	136,868
Accumulated deficit	(35,988)	(34,338)
Total stockholders’ equity	98,479	102,549
Total liabilities and stockholders’ equity	$119,433	$119,163

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2002	2003	2004

Revenues:
Licensing and royalties	$14,739	$29,795	$32,271
Other revenue	4,457	7,041	5,402
Total revenues	19,196	36,836	37,673
Cost of revenues	2,168	6,061	5,178
Gross profit	17,028	30,775	32,495
Operating expenses:
Research and development, net	8,414	17,382	17,276
Selling and marketing	3,356	6,058	6,965
General and administrative	3,557	6,109	5,863
Amortization of intangible assets	189	1,127	892
In-process research and development	15,771	—	—
Reorganization, restructuring and severance charge	6,442	8,620	—
Impairment of assets	—	3,233	—
Total operating expenses	37,729	42,529	30,996
Operating income (loss)	(20,701)	(11,754)	1,499
Other income (expense), net	(207)	63	796
Income (loss) before taxes on income	(20,908)	(11,691)	2,295
Taxes on income (loss)	1,014	300	645
Net income (loss)	$(21,922)	$(11,991)	$1,650

Basic net income (loss) per share	$(2.15)	$(0.66)	$0.09
Diluted net income (loss) per share	$(2.15)	$(0.66)	$0.09
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands)
Basic	10,177	18,106	18,421
Diluted	10,177	18,106	19,016

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
RELATED COMPANY INVESTMENT

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid in capital	Related Company investment	Accumulated deficit	Total stockholders’ equity and Related Company investment
	Shares	Amount

Balance as of January 1, 2002	20,000,000	$20		$—	$4,325	$—	$4,345
Capital contribution from Related Company upon separation	1,000	—	(*)	45,607	—	—	45,607
Non-cash contribution from Related Company upon separation	—	—		2,073	—	—	2,073
Issuance of Common Stock in consideration of the acquisition of Parthus	8,998,887	9		86,304	—	—	86,313
Retirement of Common Stock upon separation	(10,959,149)	(11)		—	11	—	—
Amortization of deferred stock compensation	—	—		37	—	—	37
Issuance of Common Stock upon exercise of employee stock options	12,769	—		30	—	—	30
Net loss	—	—		—	—	(21,922)	(21,922)
Capital return to Related Company	—	—		—	(4,336)	(2,075)	(6,411)
Balance as of December 31, 2002	18,053,507	18		134,051	—	(23,997)	110,072
Issuance of Common Stock upon exercise of employee stock options (a)	15,647	—	(*)	43	—	—	43
Issuance of Common Stock under employee stock purchase plan (a)	98,178	—	(*)	355	—	—	355
Net loss	—	—		—	—	(11,991)	(11,991)
Balance as of December 31, 2003	18,167,332	18		134,449	—	(35,988)	98,479
Issuance of Common Stock upon exercise of employee stock options (a)	193,886	—	(*)	1,417	—	—	1,417
Issuance of Common Stock under employee stock purchase plan (a)	196,600	1	(*)	773	—	—	774
Stock-based compensation	—	—		229	—	—	229
Net income	—	—		—	—	1,650	1,650
Balance as of December 31, 2004	18,557,818	$19		$136,868	$—	$(34,338)	$102,549

——————

(*)   Amount less than $ 1.

(a)   See Note 7 to these consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2002	2003	2004

Cash flows from operating activities:
Net income (loss)	$(21,922)	$(11,991)	$1,650
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,360	3,710	2,523
Impairment of tangible assets	—	910	—
Amortization of intangible assets	189	1,127	892
Redundant asset write down	—	464	—
Impairment of intangible assets	—	973	—
Impairment of investment	—	1,350	—
Stock-based compensation	37	—	229
Loss (gain) on disposal of fixed assets	—	39	(9)
Unrealized gain on investments	—	—	(50)
Unrealized foreign exchange loss (gain)	—	221	(72)
In-process research and development	15,771	—	—
Marketable securities	—	—	(30,744)
Changes in operating assets and liabilities:
Trade receivables	6,843	(3,736)	(569)
Other accounts receivable and prepaid expenses	2,132	(41)	612
Deferred income taxes	240	—	(195)
Inventories	239	168	—
Trade payables	(1,057)	(524)	(404)
Deferred revenues	(1,786)	(51)	687
Accrued expenses and other payables	(1,470)	(4,983)	(4,233)
Taxes payable	(3,516)	(400)	(184)
Accrued severance pay, net	39	(56)	108
Net cash used in operating activities	(1,901)	(12,820)	(29,759)
Cash flows from investing activities:
Purchase of property and equipment	(860)	(2,691)	(3,125)
Proceeds from sale of property and equipment	124	142	54
Proceeds from long-term lease deposits	190	—	—
Purchase of technology	(1,593)	(72)	(115)
Proceeds from acquisition of Parthus (a)	42,145	—	—
Net cash provided by (used in) investing activities	40,006	(2,621)	(3,186)
Cash flows from financing activities:
Capital return to Related Company	(4,325)	—	—
Capital contribution from Related Company upon Separation	40,000	—	—
Proceeds from issuance of Common Stock upon exercise of employee options	30	43	1,417
Proceeds from issuance of Common Stock under employee stock purchase plan	—	355	774
Net cash provided by financing activities	35,705	398	2,191
Effect of exchange rate movements on cash	—	363	468
Increase (decrease) in cash and cash equivalents	73,810	(14,680)	(30,286)
Cash and cash equivalents at the beginning of the year	—	73,810	59,130
Cash and cash equivalents at the end of the year	$73,810	$59,130	$28,844

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year Ended December 31,
	2002	2003	2004

(a) Proceeds from acquisition of a consolidated subsidiary, Parthus, estimated fair values of assets acquired and liabilities assumed at the date of acquisition:
Working capital deficiency, excluding cash and cash equivalents	$14,877	$—	$—
Property and equipment	(6,018)	—	—
Investments in other company	(1,350)	—	—
Parthus name	(610)	—	—
Patent portfolio	(2,247)	—	—
Current technology and customer backlog	(2,824)	—	—
In-process research and development	(14,178)	—	—
Transaction costs	973	—	—
Transaction costs incurred by Related Company prior to separation	5,607	—	—
Goodwill	(38,398)	—	—
Less—amount acquired by issuance of shares	86,313	—	—
	$42,145	$—	$—
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income taxes	$32	$450	$842
Supplemental disclosure of non-cash investing and financing activities:
Transaction costs	$973	$—	$—
Contribution of property, equipment and inventory from related company upon separation	$2,073	$—	$—

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the Consolidated Statements of Operations as financial income or expenses as appropriate, which is included in “Other income (expense)”. The Company recorded a foreign exchange gain of $37 in 2004 and foreign exchange losses of approximately $690,000 in 2003 and $484,000 in 2002. The foreign exchange losses arose principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. The Company reviews their monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a neutral foreign exchange impact in 2004.

d. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.

e. Marketable securities:

Marketable securities consist of certificates of deposits and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, the Company invests in high grade marketable securities. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” , and unrealized holding gains and losses are reflected in the Consolidated Statements of Operations.

f. Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	25-33
Office furniture and equipment	7-25
Plant and equipment	20-33
Motor vehicles	15
Leasehold improvements	10-25 (being shorter of lease term or useful economic life)

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

g. Investment in a company:

Investments in privately held companies in which the Company does not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value. As part of the combination with Parthus, CEVA acquired a minority investment in a private company (“the Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. CEVA assessed the carrying value of the investment taking into consideration an assessment of discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which the Portfolio Company operates, and recognized an impairment charge of $1,350 during 2003 reducing its estimated fair value to $0.

h. Goodwill:

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets” , goodwill acquired in a business combination on or after July 1, 2001, is not amortized. As a result of the Parthus acquisition in November 2002, the Company recorded goodwill in the amount of $38,398 and one-time non-cash in-process research and development charges of $14.2 million arising in connection with the combination with Parthus and $1.6 million relating to certain wireless design technology which had not reached technological feasibility and had no alternative future use.

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

The Company completes its annual test of impairment for goodwill in October of each year. In addition the Company tests for impairment periodically whenever events or circumstances occur subsequent to its annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators the Company considers important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and the Company’s market capitalization relative to net book value.

The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” as an operating segment or one level lower. The Company markets its products and services in one segment and thus allocates goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using the Company’s market capitalization as fair value. Accordingly, in conducting the first step of this impairment test, the Company compares the carrying value of its assets and liabilities to its market capitalization. If the carrying value exceeds the fair value, the goodwill is potentially impaired and the Company then completes the second step in order to measure the impairment loss. If the fair value exceeds the carrying value, the second step in order to measure the impairment loss is not required.

In the second step of the impairment test, the fair value of all the unit’s balance sheet assets and liabilities, as well as the Company’s identifiable intangible assets, excluding goodwill, must be determined at the valuation date. The Company estimates the future cash flows to determine the fair value of these assets and liabilities. These cash flows are then discounted at rates reflecting the respective specific industry’s cost of capital. The discounted cash flows are then compared to the carrying amount of the Company’s assets and liabilities to determine if an impairment exists. If, upon review, the fair value is less than the carrying value, the carrying value is written down to estimated fair value.

Should the Company’s market capitalization decline, in assessing the recoverability of goodwill, the Company may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If the Company’s estimates or their related assumptions change in subsequent periods or if

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actual cash flows are below their estimates, an impairment charge may be required for these assets not previously recorded.

In October 2004, the Company completed its annual impairment test and assessed the carrying value of goodwill as required by SFAS 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and year end.

i. Other intangible assets:

Intangible assets acquired in a business combination should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”. The costs of technology have been capitalized and are amortized to the Consolidated Statements of Operations over the period during which benefits are expected to accrue, currently estimated at five years.

The Company is required to test their other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors the Company consider important, which could trigger impairment include:

•

significant underperformance relative to expected historical or projected future operating results;

•

significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•

significant negative industry or economic trends;

•

significant decline in the Company’s stock price for a sustained period; and

•

significant decline in the Company’s market capitalization relative to net book value.

Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the assets with their carrying value. The determination of the value of such intangible assets requires the Company to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. The Company incurred an impairment loss of US$973 and an asset write down charge of $164 in 2003. Further details are contained in Note 4.

j. Revenue recognition:

The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other income, which includes design and consulting services and maintenance for licensees. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. The Company also licenses its technology directly to OEMs, which are considered end users.

The Company accounts for its IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and related interpretations (collectively, “SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) collectability is probable; (2) delivery has occurred; (3) the vendor’s fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative vendor specific objective evidence of fair value (“VSOE”) of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition with Respect to Certain Transactions”, for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when VSOE of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (support and maintenance, upgrades, training, etc) is determined based on the price charged for the undelivered element when sold separately. If an undelivered element is not currently sold separately we determine VSOE in accordance with SOP 97-2 based on the price established by Management having the authority to do so.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is not considered probable, revenue is recognized as payments become due from the customer, provided that all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that certain arrangements with extended payment terms of up to a maximum of eighteen months meet these criteria.

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

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, (“SOP 81-1”) using contract accounting on a percentage of completion method, over the period from signing of the license through to customer acceptance in accordance with the “Input Method”. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2004, no such estimated losses were identified. The amount of revenue recognized under SOP 81-1 that was unbilled due to milestone related invoicing was $1,489 at December 31, 2004 and $822 at December 31, 2003.

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment, provided that no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.

Revenues from licensing sales are composed as follows:

	Year ended December 31,
	2002	2003	2004

Licensing and royalties revenues:
Licensing	$12,302	$25,738	$26,240
Royalties	2,437	4,057	6,031
	$14,739	$29,795	$32,271

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

Design and consulting services entail the development and design of integrated circuits for specific customers. Revenues from design services comprise revenues arising from fees for service contracts based on time and materials. Revenue from these services is recognized when the service has been provided and all obligations to the customer under the contract have been fulfilled.

Hard IP is the incorporation of intellectual property into reference designs (either as silicon chips or printed circuit boards). Revenues from Hard IP are recognized when reference designs are complete, delivery has occurred and all obligations to the customer are fulfilled. In the fourth quarter of 2003, the Company ceased producing and selling chips embodying its technology, which is referred to as Hard IP.

Revenues from design and consulting services, support and maintenance and Hard IP are included under other revenue.

The Company does not grant rights of return.

When a sale of the Company’s IP is made to a third party who also supplies the Company with goods or services under separate agreements, the Company evaluates each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sales or purchase element in order to determine the appropriate revenue recognition.

Deferred revenues include unearned amounts received under license agreements, unearned technical support and maintenance and amounts billed to customers not yet recognized as revenues.

k. Cost of Revenue:

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

l. Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company has provided a valuation allowance on the majority of their net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Accounting for deferred taxes under SFAS 109, involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding that a valuation allowance was required, the Company primarily considered such factors as their history of operating losses and expected future losses in certain jurisdictions and the nature of their deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which it makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, the Company would reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The Company does not provide for US Federal Income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely. In addition, the Company operates within multiple taxing jurisdictions involving complex issues and it provides for tax liabilities on investment activity as appropriate.

m. Research and development:

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon completion of a working model. The Company and its subsidiaries do not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the Consolidated Statements of Operations as incurred.

n. Government grants:

Government grants received relating to capital expenditure are offset against the cost of the related property and equipment.

Grants relating to categories of operating expenditures are credited in the period in which the expenditure to which they relate is charged.

Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries recorded grants in the amounts of $869, $1,994 and $346 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Severance pay expenses, net of related income for the years ended December 31, 2002, 2003 and 2004, were approximately $332, $416 and $488, respectively.

q. Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Statement No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations (collectively, “APB No. 25”) in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

Under SFAS No. 123, “Accounting for Stock Based Compensation” , pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Schloles option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2002	2003	2004

Dividend yield	0%	0%	0%
Expected volatility	80%	80%	45-80%
Risk-free interest rate	2%	2%	2%
Expected life of up to	4 years	4 years	3-4 years

Weighted-average fair value of the options granted to the employees of the Company whose exercise price is equal to the market price of the shares of the Company at the date of grant are as follows:

	Weighted-average fair value of option grants at an exercise price
	2002	2003	2004

Equal to fair value at dates of grant	$12.46	$8.15	$8.10

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.

	Year ended December 31,
	2002	2003	2004

Net income (loss) as reported	$(21,992)	$(11,991)	$1,650
Add: Total stock-based employee compensation expense determined under the fair value based method of SFAS 123 for all awards, net of related tax effects	(8,722)	(9,116)	(10,462)
Pro forma net loss:	$(30,714)	$(21,107)	$(8,812)
Net income (loss) per share:
Basic and diluted – as reported	$(2.15)	$(0.66)	$0.09
Basic and diluted – pro-forma	$(3.02)	$(1.17)	$(0.48)

As allowed under SFAS No. 123 and related pronouncements, the pro forma stock-based compensation expense presented above has been calculated using the accelerated method specified in SFAS No.28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

r. Fair value of financial instruments:

The carrying amount of cash, cash equivalents, trade receivables, other accounts receivable, unbilled revenue, and trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities (classified as trading) are based on quoted market prices at year end.

s. Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company invests its surplus cash in cash deposits in financial institutions with strong credit ratings and has established guidelines relating to the diversification and maturities that maintain safety and liquidity. The Company performs ongoing credit evaluations of their customers and to date have not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends.

The Company invests cash in high grade certificates of deposits and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Net interest income was $759,000 in 2004, $750,000 in 2003 and $277,000 in 2002. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

The Company is exposed to financial market risks, including changes in interest rates. The company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term. The Company does not have any derivative instruments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

t. Advertising expenses:

Advertising expenses are charged to the Consolidated Statements of Operations as incurred. Advertising expenses for the years ended December 31, 2002, 2003 and 2004 were, $304 , $154 and $52, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

u. Net income ( loss) per share of Common Stock:

Basic net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed based on the weighted-average number of shares of Common Stock outstanding during each year, plus dilutive potential shares of Common Stock considered outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share”.

(in thousands except per share data)	Year ended December 31,
	2002	2003	2004
Numerator:
Numerator for basic and diluted net income (loss) per share	$(21,992)	$(11,991)	$1,650
Denominator:
Denominator for basic net income (loss) per share	10,177	18,106	18,421
Effect of employee stock options	—	—	595
Denominator for diluted net income (loss) per share	10,177	18,106	19,016
Net income (loss) per share:
Basic net income (loss) per share	$(2.15)	$(0.66)	$0.09
Diluted net income (loss) per share	$(2.15)	$(0.66)	$0.09

v. Impact of recently issued accounting standards:

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. Foreign earnings are currently required for continued investment in the local jurisdiction. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s Consolidated Statements of Operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

The adoption or future adoption of the following recent accounting pronouncements have not or are not expected to have a material impact on the Company’s results of operations and financial condition:

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 is effective for the fiscal periods beginning after June 15, 2005;

FASB Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”;

FASB issued revised SFAS No. 132 (R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106”;

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”; and

EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

NOTE 2:   MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” , and unrealized holding gains and losses are reflected in the Consolidated Statements of Operations.

	As at December 31, 2004
	Cost	Unrealized Gain (Loss)	Market Value

Certificates of deposits	$5,280	$(3)	$5,277
U.S. government and agency securities	25,464	53	25,517
	$30,744	$50	$30,794

Marketable securities were purchased in 2004 and the unrealized gain (loss) has been included in net income. There were no marketable securities at December 31, 2003.

NOTE 3:   PROPERTY AND EQUIPMENT, NET

	December 31,
	2003	2004

Cost:
Computers, software and equipment	$9,364	$10,716
Office furniture and equipment	574	1,328
Plant and equipment	69	—
Leasehold improvements	710	897
Motor vehicles	154	22
	10,871	12,963
Accumulated depreciation	6,079	8,492
Total property and equipment, net	$4,792	$4,471

The Company recorded in 2003 a non-cash impairment charge of $910 in connection with non-performing assets following the realignment of business structures and a non-cash restructuring charge of $300 following the decision to cease the Company’s Hard IP manufacturing product line and certain non-strategic technology areas. Depreciation expense was $2,360, $3,710 and $2,523 for the years ended December 31, 2002, 2003 and 2004, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4:   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

	December 31, 2003				December 31, 2004
	Gross Carrying Amount	Impairment Loss/ Asset write down	Accumulated Amortization	Net	Gross Carrying Amount	Impairment Loss/ Asset write down	Accumulated Amortization	Net

Goodwill	$38,398	$—	$—	$38,398	$38,398	$—	$—	$38,398
Other intangible assets –amortizable:
Parthus name	610	478	132	—	610	478	132	—
Patent portfolio	2,247	—	524	1,723	2,247	—	972	1,275
Current technology and customer backlog	2,824	659	645	1,520	2,824	659	1,043	1,122
Purchased technology	227	—	15	212	227	—	61	166
	5,908	1,137	1,316	3,455	5,908	1,137	2,208	2,563
Total identifiable intangible assets	$44,306	$1,137	$1,316	$41,853	$44,306	$1,137	$2,208	$40,961

Intangible assets primarily represent the acquisition of certain intellectual property together with the value of patents acquired on the purchase of Parthus.

Future estimated annual amortization charges are as follows:

2005	$892
2006	892
2007	751
2008	28
$2,563

The Company recorded in 2003 a non-cash impairment charge of $973 arising in respect of certain technology acquired and the Parthus name following the rebranding and realignment of business structures and a $164 restructuring charge following the decision to cease the Company’s Hard IP manufacturing product line and certain non-strategic technology areas. Amortization expense was $189, $1,127 and $892 for the years ended December 31, 2002, 2003 and 2004, respectively.

NOTE 5:   PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

PREPAID EXPENSES	December 31,
	2003	2004

Current:
Prepaid leased design tools	$562	$317
Prepaid directors and officers insurance	406	188
Other prepaid expenses	309	198
	$1,277	$703

OTHER ACCOUNTS RECEIVABLE	December 31,
	2003	2004

Current:
Indirect taxes	$434	$307
Rental deposits	20	120
Other accounts receivable	214	220
	$668	$647

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:   ACCRUED EXPENSES AND OTHER PAYABLES

	December 31,
	2003	2004

Current:
Accrued compensation and benefits	$3,569	$3,993
Acquired liabilities	401	—
Restructuring accruals	3,374	2,284
Engineering accruals	838	521
Professional fees	953	971
Other accruals	3,741	2,047
	$12,876	$9,816
Non-current — Restructuring accruals	$1,583	$782

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

In connection with the separation of the assets related to the DSP cores licensing business discussed in Note 1, DSPG surrendered 10,959,149 shares of CEVA’s common stock it held to CEVA without consideration, to adjust the number of shares of CEVA’s common stock held by DSPG, and then distributed the remaining shares of CEVA’s common stock it held to the DSPG stockholders on the basis of one share of CEVA common stock for every three shares of DSPG Common Stock held by such stockholders on the record date for the distribution, resulting in the issuance of 9,041,851 shares of CEVA Common Stock. As a result of this adjustment the Company retired the remaining 10,959,149 shares of Common Stock immediately after Separation.

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

d. Employee stock plans:

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

Certain stock options issued to non-employee consultants are accounted for under SFAS 123 using the fair value method. A stock compensation charge of $229 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Consolidated Statements of Operations for the year ended December 31, 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years. No options were exercised during 2004 and and options to purchase 96,000 shares were outstanding as of December 31, 2004.

During 2004, the Company granted options to purchase 1,851,055 shares of Common Stock, at exercise prices ranging from $7.06 to $11.75 per share, and the Company issued 390,486 shares of Common Stock under its stock option and purchase programs for consideration of $2,191. Options to purchase 5,897,634 shares were outstanding at December 31, 2004. During 2003 the Company granted options to purchase 3.7 million shares (including options to purchase 1.6 million shares pursuant to the exchange offer described below), at exercise prices ranging from $3.36 to $9.82, per share and the Company issued 113,825 shares of Common Stock under its stock option and purchase programs for consideration of $398.

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Year ended December 31,
	2002		2003		2004
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price

Outstanding at the beginning of the year	1,169,126	$12.17	3,316,050	$14.29	5,010,707	$9.66
Granted(1)	2,387,448	15.31	3,696,090	8.15	1,851,055	8.10
Exercised	(12,769)	2.32	(15,647)	2.79	(193,886)	7.31
Forfeited	(227,755)	14.79	(1,985,786)	14.43	(770,242)	11.01
Outstanding at the end of the year	3,316,050	$14.29	5,010,707	$9.66	5,897,634	$8.84
Number of options exercisable as of December 31,	1,568,407	$13.21	2,362,578	$11.81	2,788,677	$10.06

——————

(1)  Includes 709,854 options granted in 2002 to CEVA employees who previously held DSPG options. On the distribution date, each DSPG option was converted into two options: an option to purchase the same number of shares of DSPG Common Stock and an option to purchase one share of CEVA’s Common Stock for every three shares of DSPG’s Common Stock. As a result of the separation, the exercise price of options was reduced and number of shares increased.

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

The options granted to the employees and directors of the Company which are outstanding as of December 31, 2004 have been classified into a range of exercise prices as follows:

Exercise price (range) $	Options outstanding as of December 31, 2004	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Options exercisable as of December 31, 2004	Weighted-average exercise price of options exercisable

1.5-2.25	6,745	0.6	$2.12	6,745	$2.12
2.26-3.38	15,000	8.3	3.36	8,124	3.36
3.39-5.10	368,891	8.3	4.23	117,148	4.25
5.11-7.6	2,457,467	6.9	7.06	548,742	6.47
7.7-11.40	2,466,234	4.9	9.59	1,624,567	9.75
11.41-15.0	380,840	3.6	13.42	291,351	13.47
15.01-20.0	49,290	3.5	17.70	38,833	17.72
20.01-30.0	153,167	2.0	22.97	153,167	22.97
	5,897,634	5.8	$8.84	2,788,677	$10.06

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total number of shares related to the outstanding options excluded from the calculations of diluted net loss per share were 3,316,050, 5,010,707 and 5,301,854 for the years ended December 31, 2002, 2003 and 2004, respectively. The number of shares reserved at December 31, 2004 for future issuance under the equity compensation plans are as follows:

Ceva 2003 Director Stock Option Plan	700,000
Ceva 2002 Stock Incentive Plan	3,222,656
Ceva 2000 Stock Incentive Plan	2,706,768
Ceva 2002 Employee Stock Purchase Plan	705,222

2003 Director Stock Option Plan

The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the Director Plan, which became effective on June 18, 2003. In 2003, options to purchase 293,000 shares, with a weighted-average exercise price of $7.45 per share, were granted under the Director Plan and options to purchase 51,000 shares were cancelled. In 2004, options to purchase 181,000 shares, with a weighted-average exercise price of $8.29 per share, were granted under the Director Plan and options to purchase 423,000 shares were outstanding as of December 31, 2004; and no shares had been issued pursuant to the exercise of options under the Director Plan.

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

On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director shall receive an option to purchase 13,000 shares of Common Stock for each committee on which he or she shall have served as chairperson at such date.

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

2002 Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors and sole stockholder in July 2002. Up to 3,300,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan. In 2002 and 2003 the Company granted options to purchase 54,235 shares of Common Stock, with a weighted average exercise price of $4.47 and

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to purchase 1,741,720 shares of Common Stock, with a weighted average exercise price of $6.70 per share, respectively. In 2004 the Company granted options to purchase 1,298,055 shares of Common Stock, with a weighted average exercise price of $7.48 per share and options to purchase 2,767,866 shares were outstanding as of December 31, 2004. In 2004, the Company issued 77,344 shares of Common Stock upon exercise of options under the 2002 Plan for consideration of $322.

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

2000 Stock Incentive Plan

In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”). As of December 31, 2004, there were options to purchase 2,706,768 shares of Common Stock outstanding under the 2000 Stock Incentive Plan, with a weighted average exercise price of $10.92 per share. In 2003, the Company granted options to purchase 1,661,370 shares (including options to purchase 1,569,870 shares issued under the exchange offer described above), with a weighted average exercise price of $9.79, under the 2000 Plan. In 2003, the Company issued 15,647 shares of Common Stock upon exercise of options under the 2000 Plan for consideration of $43. During 2004, the Company granted options to purchase 372,000 shares with a weighted average exercise price of $10.17, under the 2000 Plan and issued 116,542 shares of Common Stock upon exercise of options under the 2000 Plan for consideration of $1,095.

Generally, options granted under our Stock Incentive Plans vest at rates of 25% to 50% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 4 to 12 quarters, such that all shares are vested after two to four years.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase Common Stock through payroll deductions. An aggregate of 1,000,000 shares of Common Stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the Company’s Common Stock or the Company’s capital structure) have been reserved for issuance and are available for purchase under the ESPP. In 2003 and 2004, the Company issued 98,178 and 196,600 shares of Common Stock to employees under the ESPP for consideration of $355 and $773, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” , established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).The following is a summary of operations within geographic areas:

	Year ended December 31,
	2002	2003	2004
Revenues based on customer location:
United States	$7,224	$17,369	$11,104
Europe, Middle East and Africa	7,554	11,426	16,628
Asia (1)	4,418	8,041	9,941
	$19,196	$36,836	$37,673
(1) Japan	$1,413	$4,048	$5,498

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2002	2003	2004
Long-lived assets by geographic region:
United States	$43,890	$41,883	$41,169
Ireland	4,587	2,438	2,005
Israel	2,006	2,324	2,064
Other	—	—	264
	$50,483	$46,645	$45,502

	December 31,
	2002	2003	2004
Net assets by geographic region:
United States	$79,489	$74,095	$74,978
Ireland	19,070	7,585	6,870
Israel	43	4,017	7,864
Other	11,470	12,782	12,837
	$110,072	$98,479	$102,549

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Year ended December 31,
	2002	2003	2004

Customer A	—	—	12.1%
Customer B	—	10.0%	—
Customer C	12.6%	—	—
Customer D	10.6%	—	—

NOTE 9: TAXES ON INCOME

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

CEVA’s Israeli subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. According to the provisions of such Israeli law, CEVA’s Israeli subsidiary has elected to enjoy “Alternative plan benefits”, which is a waiver of grants in return for tax exemption. Accordingly, this company’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefits under these investment plans are scheduled to gradually expire starting from 2006 through 2013. The period of tax benefits, as detailed above, expires the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans, commenced operations in 1996, 1998,1999, 2001, 2002 and 2004, respectively. The first plan is tax exempt for four years and the other plans are tax exempt for two years from the first year they have taxable income and are entitled to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of up to ten years.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sixth plan commenced operation in 2004. It entitles this company to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10% – 25% (based on percentage of foreign ownership) for an additional period of eight years.

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

The tax-exempt income attributable to the “Approved Enterprise” can be distributed to shareholders without subjecting the subsidiary to taxes only upon the complete liquidation of the company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the subsidiary they would be taxed at the corporate tax rate applicable to such profits as if the company had not elected the alternative system of benefits, currently between 10%-25% for an “Approved Enterprise”. As of December 31,2004 the accumulated deficit of the Company does not include tax-exempt profits earned by the subsidiary’s “Approved Enterprise”.

Should CEVA’s Israeli subsidiary derive income from sources other than the “Approved Enterprise” during the period of benefits, such income will be taxable at the regular corporate tax rate of 35% in 2004.

a. The provision for income taxes is as follows:

	Year ended December 31,
	2002	2003	2004
Domestic taxes:
Current	$673	$—	$5
Deferred	240	—	—
	913	—	5
Foreign taxes:
Current	101	300	835
Deferred	—	—	(195)
Taxes on income	$1,014	$300	$645
Income (loss) before taxes on income:
Domestic	$(14,887)	$(2,775)	$(783)
Foreign	(6,021)	(8,916)	3,078
	$(20,908)	$(11,691)	$2,295

Prior to November 1,2002 (the date of the Combination), the results of the Company’s Business were included in the consolidated income tax returns filed by DSPG. Income tax expense in the Company’s consolidated financial statements has been calculated on a separate tax return basis. These calculations reflect DSPG’s tax strategy, and are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

b. A reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2002	2003	2004
Income (loss) before taxes on income	$(20,908)	$(11,691)	$2,295
Tax at U.S. statutory rate-35%	(7,318)	(4,092)	803
Foreign income taxes at rates other than U.S. rate	(324)	1,720	(1,420)
Rate differential-intercompany recharge	—	—	(887)
In-process research and development	5,586	—	—
Restructuring and impairment cost	2,254	1,773	—
Non-deductible/non-taxable items	—	—	(89)
Valuation allowance	80	1,175	2,490
Other	736	(276)	(252)
Taxes on income	$1,014	$300	$645

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2002	2003	2004
Operating loss carryforward	$5,553	$6,728	$8,438
Accrued expenses	—	—	850
Other	—	—	125
Valuation allowance	(5,553)	(6,728)	(9,218)
Balance at the end of the year	$—	$—	$195

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The change in valuation allowance as of December 31, 2004 was $2,490. The company does not provide for US Federal Income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

d. Separation from DSPG:

DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that were transferred to CEVA’s Israeli subsidiary and the majority of the assets that remained in DSPG cannot be sold for a two-year period (ending November 1, 2004) and subject to other requirements determined by law. In addition, according to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel, of 50% of total capital. Undistributed earnings of $5,359 from international subsidiaries are considered permanently invested in accordance with the provisions of APB 23. The determination of the potential US taxes that would be payable in the event these earnings were repatriated is not practicable to calculate.

e. Tax loss carryforwards:

As of December 31, 2004, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $4,016, which are available to offset future US taxable income and begin to expire in 2023.  As of December 31, 2004, CEVA and its subsidiaries had foreign operating losses which carryforward indefinitely for tax purposes of approximately $67,781 principally in Ireland, which are available to offset future taxable income.

NOTE 10: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

The Company’s management and Board of Directors approved reorganization and restructuring plans in 2003, which resulted in a total charge of $8,620.

In the first, third and fourth quarters of 2003, the Company recorded reorganization, restructuring and severance charges of $1,380, $1,402 and $5,838, respectively. The charges arose in connection with the implementation of the Company’s strategic initiative to strengthen its headquarters function in the U.S., including the hiring of a new chief executive officer and a new chief financial officer, and the related resignations of the Company’s Ireland-based chief executive officer and chief financial officer and the resignations of the Company’s Chairman and Vice-Chairman from their executive management positions. Also included are severance charges for 39 employees, underutilized building operating lease and commitment charges and a charge for non-performing assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements is a result of the realignment of the business structures focusing on DSP cores and integrated application technologies and the decision to exit the Company’s Hard IP manufacturing product line and certain non-strategic technology areas. The Company provided in the restructuring charge for grants received that may become repayable due to the reduction in headcount numbers.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, the Company recorded restructuring and other non-recurring charges of $6,442. The strategic initiatives included Parthus rationalizing certain product lines to enhance strategic focus and to further reduce costs. This principally resulted in severance costs following a headcount reduction of 46 employees and onerous lease commitments arising from a reduction in the facility and design tool requirements.

Management are required to make and review certain estimates and assumptions in assessing the underutilized building operating lease charges arising from the reduction in facility requirements. The underutilized building operating lease charge at December 31, 2003 was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease.

The Company revised their assumptions at December 31, 2004 in respect of future vacancy rates and sublet rents in light of current market conditions and their discount rate based on projected interest rates applicable.

The major components of the restructuring and other charges are as follows:

	Severance and related costs	Underutilized building operating lease obligations	Legal and professional fees	Non-performing assets	Total

Balance as of November 1, 2002	$—	$—	$—	$—	$—
Charge	2,210	3,942	239	51	6,442
Cash outlays	(2,085)	(1,044)	(8)	(51)	(3,188)
Balance as of December 31, 2002	125	2,898	231	—	3,254
Charge	6,455	1,431	250	484	8,620
Cash outlays	(4,876)	(1,176)	(381)	(484)	(6,917)
Balance as of December 31, 2003	1,704	3,153	100	—	4,957
Charge	—	—	—	—	—
Reallocation	—	50	(50)	—	—
Cash outlays	(849)	(992)	(50)	—	(1,891)
Balance as of December 31, 2004	$855	$2,211	$—	$—	$3,066

NOTE 11: EMPLOYEE BENEFITS

Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “plan”). Participants in the plan may elect to defer a portion of their pre-tax earnings into the plan, which is run by an independent party. The Company makes pension contributions at rates varying up to 10% of the participant’s pensionable salary. Contributions to this plan are recorded as an expense in the Consolidated Statements of Operations.

The Company’s US operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of employee’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to this plan are recorded in the year contributed as an expense in the Consolidated Statements of Operations.

Total contributions for the years ended December 31, 2002, 2003 and 2004 were $156, $1,570 and $850, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: RELATED PARTY TRANSACTIONS

a. The Company trades in the normal course of business with DSPG, which was the parent company of CEVA until November 1, 2002 (see Note 1). Ceva and DSPG have common directors.

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

Revenue generated from DSPG from licensing, royalty and support agreements during the years ended December 31, 2002, 2003 and 2004 was $108, $383 and $540, respectively. The accounts receivable balances with DSPG at December 31, 2002, 2003 and 2004 were $50, $178 and $47 respectively.

b. Directors who are not employees of CEVA receive an annual retainer of $40 to $50, payable in quarterly installments of $10 to $12.5 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $1 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock plans.

c. On July 1, 1996 one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rent charge is €762 ($1,039). Brian Long and Peter McManamon, directors of the Company, are minority shareholders of Veton Properties Limited.

d. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, one of the Company’s legal counsel for intellectual property matters. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2002, 2003 and 2004 was $0, $282 and $67, respectively. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2002, 2003 and 2004 were $0, $57 and $17 respectively.

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

The Company and its subsidiaries paid $323, $2,344 and $2,555 in rental expense for the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum rental payments
2005	$3,606
2006	2,832
2007	1,953
2008	1,802
2009	1,752
Thereafter	21,705
$33,650

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of certain foreign subsidiary grant agreements, amounts received may become repayable in full should certain circumstances specified within the grant agreements occur. The Company provides where appropriate for grants received that may become repayable.

NOTE 14: QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003				2004
Revenues:
Licensing and royalties	$6,981	$7,170	$7,651	$7,993	$7,769	$8,180	$8,482	$7,840
Other revenue	1,862	1,917	1,651	1,611	1,445	1,396	1,232	1,329
Total revenues	8,843	9,087	9,302	9,604	9,214	9,576	9,714	9,169
Cost of revenues	1,638	1,601	1,415	1,407	1,510	1,451	1,199	1,018
Gross profit	7,205	7,486	7,887	8,197	7,704	8,125	8,515	8,151
Operating expenses:
Research and development, net	4,049	4,052	4,490	4,791	4,009	4,222	4,384	4,661
Sales and marketing	1,373	1,449	1,436	1,800	1,673	1,718	1,768	1,806
General and administrative	1,478	1,485	1,455	1,691	1,459	1,495	1,555	1,354
Amortization of other intangible assets	284	284	288	271	223	223	223	223
Reorganization, restructuring and severance charge	1,380	—	1,402	5,838	—	—	—	—
Impairment of assets	—	—	—	3,233	—	—	—	—
Total operating expenses	8,564	7,270	9,071	17,624	7,364	7,658	7,930	8,044
Operating income (loss)	(1,359)	216	(1,184)	(9,427)	340	467	585	107
Other income (expense), net	41	(184)	150	56	189	162	145	300
Income before taxes on income (loss)	(1,318)	32	(1,034)	(9,371)	529	629	730	407
Taxes on income (loss)	—	—	100	200	120	135	170	220
Net income (loss)	$(1,318)	$32	$(1,134)	$(9,571)	$409	$494	$560	$187
Basic net income (loss) per share	$(0.07)	$0.002	$(0.06)	$(0.53)	$0.02	$0.03	$0.03	$0.01
Diluted net income (loss) per share	$(0.07)	$0.002	$(0.06)	$(0.53)	$0.02	$0.03	$0.03	$0.01
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,070	18,079	18,108	18,167	18,326	18,380	18,453	18,522
Diluted	18,070	18,149	18,108	18,167	19,257	18,909	18,793	19,106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/s/ CHESTER J. SILVESTRI
Chester J. Silvestri
Chairman, President and Chief Executive Officer

March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHESTER J. SILVESTRI Chester J. Silvestri	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ CHRISTINE RUSSELL Christine Russell	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 30, 2005

/s/ BRIAN LONG Brian Long	Director	March 30, 2005

/s/ ZVI LIMON Zvi Limon	Director	March 30, 2005

/s/ BRUCE MANN Bruce Mann	Director	March 30, 2005

/s/ PETER MCMANAMON Peter McManamon	Director	March 30, 2005

/s/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 30, 2005

/s/ LOUIS SILVER Louis Silver	Director	March 30, 2005

/s/ DAN TOCATLY Dan Tocatly	Director	March 30, 2005

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction (1)	Balance at end of period

Year ended December 31, 2004
Allowance for doubtful accounts	$795	$478	$460	$813

Year ended December 31, 2003
Allowance for doubtful accounts	$250	$545	$—	$795

Year ended December 31, 2002
Allowance for doubtful accounts	$—	$250	$—	$250

——————

(1)  Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)
3.3(8)	Second Amended and Restated Bylaws of the Registrant
3.4(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.5(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen of Common Stock Certificate
10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan
10.10(6)†	Parthus 2000 Share Option Plan
10.13(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.21(5)†	Letter Agreement between CEVA, Inc. and Chester J. Silvestri dated as of June 2, 2003
10.22(7)†	Letter Agreement between CEVA, Inc. and Christine Russell dated as of September 5, 2003
10.23(8)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, Chartered Accountants
23.2*	Consent of Kost Forer Gabbay & Kassierer
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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