Form 10-K/A
period 2004-12-31
CEVA  INC
filed 2005-04-26
CIK 1173489

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

As of March 31, 2005, there were 18,733,053 shares of Common Stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, amending Items 9A, 9B and 15. The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating Items 5, 9A, 9B, 10, 11, 12, 13, 14 and 15 contained herein in their entirety.

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

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders
CEVA 2003 Director Stock Option Plan	423,000	$ 7.81	277,000
CEVA 2002 Stock Incentive Plan	2,767,866	6.96	454,790
CEVA 2000 Stock Incentive Plan	2,189,655	11.03	—
CEVA 2002 Employee Stock Purchase Plan	n/a	n/a	705,222
Equity compensation plans not approved by security holders
Parthus Technologies 2000 Share Option Plan	517,113	10.48	—
Total	5,897,634	$ 8.84	1,437,012

2005 Annual Meeting of Stockholders

We anticipate that the 2005 annual meeting of our stockholders will be held on July 19, 2005.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Supplementary Data on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the factors identified below. The additional processes we are implementing to remediate the material weakness in our internal control over financial reporting described below also will remediate our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. In the course of this assessment, we discovered a control deficiency that constitutes a material weakness, as described below.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we have concluded that we did not maintain effective internal controls related to revenue recognition due to our lack of timely and sufficient evaluation of whether a license fee was fixed and determinable and collectible in the context of where a customer is also a service provider.

In December 2004, we entered into a license upgrade agreement with one of our existing customers that develops wireless and multimedia software solutions around the licensed CEVA DSP core. We recognized as revenue under this agreement $846,000, a significant portion of such license, for the quarter ended December 31, 2004.  In January 2005, we entered into an engineering services agreement with the same party to develop a suite of audio software to support our multimedia solutions licensing business.

In preparing our consolidated financial statements for the three months and year ended December 31, 2004, management reviewed the license upgrade agreement and services agreement, and initially determined that the agreements were not linked and that each reflected the fair value of each element of these agreements.  Management subsequently reviewed their accounting for these agreements with our independent auditors in January 2005.  Subsequently, in January, our Audit Committee reviewed with management and discussed with our independent auditors the accounting treatment of these agreements. Revenues of $846,000 derived from the license upgrade agreement were included in our unaudited operating results for our fourth quarter and year ended December 31, 2004 set forth in the press release previously furnished by us on a Form 8-K dated February 2, 2005. In connection with our independent auditors’ audit of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our independent auditors informed us on March 9, 2005 prior to the completion of their audit fieldwork, that they were further reviewing the accounting of this license upgrade agreement, including a review of the original license agreement entered into by the Company in November 2003, with this customer. Our independent auditors subsequently confirmed on March 23, 2005 that the appropriate accounting treatment was the deferral of all the revenues to be derived from the license upgrade agreement to future periods. Management agrees with this accounting treatment.

The audited consolidated financial statements included in this Annual Report on Form 10-K reflect the deferral of all of the revenues to be derived from the license upgrade agreement to future periods along with the related effect on operating expenses and income taxes. As a result, we are reporting revenues for our fiscal year ended December 31, 2004 of $37.7 million instead of the $38.5 million previously reported in our press release furnished on the Form 8-K dated February 2, 2005.  In addition we are reporting net income of $1.7 million instead of the $2.1 million previously reported. This has resulted in a decrease in our reported net income per share to $0.09 from $0.11 previously reported.

For our fourth fiscal quarter ended December 31, 2004, we reported revenues of $9.2 million instead of the $10.0 million previously reported in our press release furnished on the Form 8-K dated February 2, 2005.  In addition we had net income of $0.2 million for our fourth fiscal quarter ended December 31, 2004 instead of the $0.7 million previously reported. This has resulted in a decrease in our net income per share to $0.01 for our fourth fiscal quarter from $0.03 previously reported.

The above-described control deficiency posed more than a remote likelihood that a material misstatement of annual or interim financial statements  would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework.

Our independent registered public accounting firm, Ernst & Young, has issued an attestation report on Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. This report appears on pages 40-41 in this Annual Report on Form 10-K.

Remediation Steps to Address Material Weakness

During the first quarter of 2005, we began analyzing the steps to be taken to remediate the material weakness described above. We plan to complete the following remediation actions during 2005:

•

perform a comprehensive review of all past and future agreements when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer, supplier or service provider relationship;.

•

require accounting and finance personnel to receive regular training and updates on revenue recognition; and

•

retain a third party accounting firm to consult on complicated technical accounting issues.

We believe that these corrective actions, taken as a whole, will remediate the control deficiency identified above, but we will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CEVA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that CEVA, Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness described in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2004, management identified as a material weakness the Company’s ineffective controls over revenue recognition relating to the timely and sufficient evaluation of whether a license fee was fixed and determinable and collectible, where a customer was also a service provider. The audited 2004 consolidated financial statements included in the Annual Report on Form 10-K reflect the deferral of previously reported revenues of approximately $0.8 million and a reduction of previously reported net income of approximately $0.4 million. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2005 on those financial statements.

In our opinion, management’s assessment that CEVA, Inc. and its subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CEVA, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004 based on the COSO control criteria.

/s/ Ernst & Young

Dublin, Ireland

April 4, 2005

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Set forth below for each director is information as of March 1, 2005 with respect to his (a) name and age, (b) positions and offices at the company, (c) principal occupation and business experience during at least the past five years, (d) directorships, if any, of other publicly held companies and (e) the year such person became a director of the company.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Eliyahu Ayalon	62	1999

Mr. Ayalon served as chairman of our board of directors from November 2002 to February 2004 and has served as a member of our board of directors since November 1999. Mr. Ayalon also served as our chief executive officer from November 1999 to January 2001. Mr. Ayalon has served as president, chief executive officer and a member of the board of directors of DSP Group, Inc., a Delaware company, since April 1996. In January 2000, Mr. Ayalon was appointed to serve as chairman of the board of directors of DSP Group.

Brian Long	48	2002

Mr. Long has served as a member of our board of directors since November 2002. He served as chief executive officer and a member of the board of directors of Parthus Technologies plc from 1993 until November 2002, and was one of the co-founders of Parthus. Mr. Long has served as chief executive officer of Seer Partners Holdings Ltd., an investment company since August 2004.

Zvi Limon(1)(3)	46	1999

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

Bruce A. Mann(2)	70	2001	Mr. Mann has served as a member of our board of directors since April 2001. Mr. Mann has been a partner of Morrison & Foerster LLP since February 1987.
Peter McManamon	56	2003

Mr. McManamon has served as a member of our board of directors since April, 2003. He served as chief financial officer of Parthus Technologies plc from 1993 until March 2001, executive vice president of corporate development of Parthus from March 2001 until November 2002 and a member of the board of directors of Parthus from 1993 until November 2002. He was also one of the co-founders of Parthus. Mr. McManamon has served as a director of Seer Partners Holdings Ltd., an investment company, since August 2004.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Sven-Christer Nilsson(1)(2)(3)	60	2002

Mr. Nilsson has served as a member of our board of directors since November 2002. He served as a member of the board of directors of Parthus Technologies plc from March 2000 until November 2002. He is a co-founder, partner and director of Startupfactory B.V., a venture capital and early-stage investor headquartered in Stockholm, Sweden, and has held such position since 1999. Between 1982 and 1999 he held various positions with Ericsson, the telecommunications equipment supplier, including president, Ericsson Radio Systems (Sweden), vice president, Mobile Switching Systems, executive vice president, Cellular Systems-American Standards, and, from 1998, chief executive officer. Mr. Nilsson also serves as a director of Telia Sonera AB and ASSA Abloy AB.

Louis Silver(1)(2)	51	2002

Mr. Silver has served as a member of our board of directors since April 2002. He has served as a member of the board of directors of DSP Group, Inc. since November 1999. Mr. Silver is self-employed and acting as a business development advisor. From August 2002 to July 2003, he acted as a corporate business development advisor to DSP Group, Inc. From September 1996 to July 2002, Mr. Silver served as an advisor and counsel to the Discount Bank & Trust Company.

Chester J. Silvestri	56	2003

Mr. Silvestri has served as a member of our board of directors and chief executive officer and president since June 2003 and as chairman of the board of directors since February 2004. From January to May 2003, Mr. Silvestri was a private investor and from 1999 to 2002, Mr. Silvestri served as chief executive officer of Arcot Systems, Inc. Previously, Mr. Silvestri held the position of chief operating officer of Tripath Technology, Inc., president of the Microelectronic Division of SUN Microsystems, Inc., and vice president and general manager of the Technology Licensing division of MIPS Computer Systems, Inc.  Mr. Silvestri also serves as a director of Magma Design Automation, Inc.

Dan Tocatly	45	2004

Mr. Tocatly has served as a member of our board of directors since February 2004. Mr. Tocatly has served as co-chairman of FMR Computers & Software LTD., a software solutions company, since January 2002. Mr. Tocatly is a co-founder of the Magnum Group, a venture capital firm, and has served as its managing partner since 1997.

——————

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

(3)

Member of Nominations Committee.

Audit Committee of the Board of Directors

The primary purpose of the Audit Committee is to assist the board of directors in fulfilling its responsibility to oversee the accounting and financial reporting processes and audits of the financial statements of CEVA. The members of the Audit Committee are Zvi Limon, Sven-Christer Nilsson and Louis Silver. Mr. Silver serves as the chairman of the Audit Committee. The Audit Committee met eight times, including seven times by telephone conference, during 2004. All of the members of the Audit Committee are independent as defined by the

Nasdaq Stock Market listing standards and as defined under the independence requirements of Rule 10A-3 under the Exchange Act.

Our board of directors has determined that we do not currently have an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K serving on our Audit Committee. It has been difficult for companies of our size to identify and retain an audit committee financial expert. Each member of our Audit Committee has demonstrated that he is capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding Audit Committee functions, all of which are attributes of an audit committee financial expert under the rule adopted by the SEC. Given the business experience and acumen of Mr. Limon, Mr. Nilsson and Mr. Silver and their long standing service as members of our Audit Committee, our board of directors believes that Mr. Limon, Mr. Nilsson and Mr. Silver are qualified to carry out all duties and responsibilities of the Audit Committee, including meeting the financial sophistication standards of NASDAQ Rule 4350(d)(2)(A). We are committed to seeking an Audit Committee member to meet the SEC requirements for an “audit committee financial expert,” but we can provide no assurance that we will be successful in doing so.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers as of March 2, 2005. All such persons have been appointed by our board of directors to serve until their successors are appointed and qualified or until their earlier resignation or removal.

Chester J. Silvestri, age 56, has served as our Chief Executive Officer and President and as a member of our Board of Directors since June 2003 and as Chairman of our Board of Directors since February 2004. Mr. Silvestri has more than 25 years’ experience in the semiconductor industry, beginning as a design engineer and progressing through R&D, marketing, sales and executive management positions. From January to May 2003, Mr. Silvestri was a private investor and previously, from 1999 to 2002, Mr. Silvestri held the position of CEO of Arcot Systems, a developer of credit card authentication software. Previously Mr. Silvestri held the position of chief operating officer of Tripath Technology, Inc., president of the Microelectronic Division of SUN Microsystems, Inc., and vice president and general manager of the Technology Licensing division of MIPS Computer Systems, Inc. Mr. Silvestri is also a director of Magma Design Automation, Inc.

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

Legal Proceedings

To our knowledge, no material proceedings exist to which any director, officer or affiliate of the registrant, any owner of record or beneficially of more than 5% of any class of voting securities of CEVA, or any associate of any such director, officer, affiliate of CEVA, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from reporting persons that no Form 5 filing was required for such persons, we believe that, during 2004, the following filings required to be made by our reporting persons in accordance with the requirements of the Securities Exchange Act of 1934 were filed late:

Name of Reporting Person	Number of Late Reports and Transactions	Transactions That Were Not Reported On A Timely Basis
Eliyahu Ayalon	2	Option grant in connection with option exchange program; option grant
Zvi Limon	1	Option grant
Brian Long	1	Option grant
Peter McManamon	1	Option grant
Bruce Mann	1	Option grant
Sven Christer Nilsson	1	Option grant
Issachar Ohana	3	Option grant in connection with option exchange program; option grant and option exercise
Lou Silver	1	Option grant
Gideon Wertheizer	1	Option grant in connection with option exchange program

Code of Ethics

The information regarding our code of ethics required by this item is contained in Part I of this annual report.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of (i) persons serving as our chief executive officer and (ii) our other most highly compensated executive officers during 2004 (collectively, the “named executive officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)		Securities Underlying Options (2)	All Other Compensation(3)
Chester J. Silvestri (4) President, Chief Executive Officer and Chairman	2004 2003 2002	$300,000 $168,269 $ —	$140,552 $127,000 $ —	$ — $ — $ —		80,000 720,000 —	$16,000 $ — $ —
Christine Russell Chief Financial Officer (5)	2004 2003 2002	$225,000 $ 54,808 $ —	$ 56,221 $ — $ —	$ — $ — $ —		22,500 225,000 —	$12,375 $ — $ —
Issachar Ohana Vice President, World Wide Sales	2004 2003 2002	$196,312 $144,473 $101,986	$ — $ 10,593 $ —	$118,118 $197,210 $ 62,074	(6) (7) (8)	136,000 28,934 38,517	$13,000 $18,863 $ 5,659
Gideon Wertheizer Executive Vice President and General Manager, CEVA DSP Cores	2004 2003 2002	$160,000 $160,000 $184,827	$ 39,979 $ 10,400 $122,639	$ 23,000 $ 20,596 —	(9) (9)	67,500 135,628 231,947	$24,000 $36,500 $ 5,933

——————

(1)

In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the fiscal year.

(2)

Consists of shares underlying options to purchase our common stock granted during the fiscal year indicated.

(3)

Consists of contributions by CEVA under our pension plan (a defined contribution plan) or 401(k) contributions.

(4)

Mr. Silvestri joined CEVA as an executive officer in June 2003.

(5)

Ms. Russell joined CEVA as an executive officer in October 2003.

(6)

Includes a housing allowance of $48,000 and a sales commission of $70,118.

(7)

Consists of relocation, car, phone and meal allowances and a sales commission of $137,549.

(8)

Includes car, phone and meal allowances and a sales commission of $38,902.

(9)

Consists of car, phone and meal allowances.

Stock Options

The following table sets forth information for each of the named executive officers with respect to the grant of options to purchase shares of our common stock during 2004.

Option Grants During 2004

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(4)	Exercise or Base Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Chester J. Silvestri(3)	80,000	5%	$ 7.42	7/20/11	$241,654.81	$ 563,158.47
Christine Russell	22,500	1%	$ 7.42	7/20/11	$ 67,965.42	$ 158,388.32
Issachar Ohana(3)	36,000	2%	$ 7.42	7/20/11	$108,744.66	$ 253,421.31
	100,000	6%	$10.40	2/10/14	$654,050.41	$1,657,492.16
Gideon Wertheizer(3)	67,500	4%	$ 7.42	7/20/11	$203,896.25	$ 475,164.96

——————

(1)

The exercise price of options granted was the fair market value of our common stock based on the closing price of a share of common stock of the company on the date of grant as reported on The NASDAQ National Market.

(2)

Consists of amounts that may be realized upon exercise of the options immediately before the expiration of their respective terms, assuming the specified hypothetical compound rates of appreciation (5% and 10%) of the market value of our common stock on the date of the option grants over the term of the respective options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth, if any. Actual gains, if any, on stock option exercises and common stock holdings are dependent, in part, on the timing of exercise and the future performance of our common stock.

(3)

Consists of options granted under our 2000 Stock Incentive Plans or our 2002 Stock Incentive Plan that are exercisable in installments over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining shares vesting monthly thereafter.

(4)

Consists of total options granted to employees of 1,670,055 during the fiscal year ending December 31, 2004.

Year-End Option Values

The following table sets forth information for each of the named executive officers with respect to the exercise of options, if any, to purchase shares of our common stock during 2004 and the number and value of options outstanding as of December 31, 2004.

Aggregated Option Exercises in 2004 and
Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Chester J. Silvestri	—	—	269,999	530,001	$669,598	$1,251,202
Christine Russell	—	—	65,624	181,876	$ —	$ 38,025
Issachar Ohana	167	$33	38,350	136,000	$ 14,043	$ 60,840
Gideon Wertheizer	—	—	215,685	80,637	$ 64,765	$ 111,075

——————

(1)

Based on the closing price ($9.11) of a share of common stock of CEVA, as reported on The NASDAQ National Market on December 31, 2004, less the exercise price.

Director Compensation

Directors who are employees of our Company do not receive any additional compensation for their services as directors. Directors who are not employees of our Company receive an annual retainer of $40,000 with the exception of Mr. Mann who is the lead independent director who receives an annual retainer of $50,000, payable in equal quarterly installments. In addition, compensation for attendance at committee meetings of a face-to-face nature and on a telephonic basis is $1,000 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Our directors are eligible to participate in our 2003 director stock option plan and our 2002 stock incentive plan. In 2004, according to the 2003 director stock option plan and in connection with their service as directors of our company, Messrs. Ayalon, Long, Limon, McManamon and Nilsson were each granted options to purchase 13,000 shares of our common stock, and Messrs. Mann, Silver and Tocatly were granted options to purchase 39,000, 26,000 and 51,000 shares of our common stock, respectively.

Pursuant to our 2003 director stock option plan, each person who becomes a non-employee director shall automatically be granted an option to purchase 38,000 shares of common stock. On June 30 of each year beginning in 2004, each non-employee director will automatically be granted an option to purchase 13,000 shares of common stock if he has served on the board as of such date and an option to purchase 13,000 shares of common stock for each committee of the board on which he has served as chair person as of such date, and an option to purchase 13,000 shares of common stock for serving as lead independent director as of such date.

In 2003, we entered into a letter agreement with Chester J. Silvestri, which is described under “Employment Agreements.”

During 2004, Mr. Silver, pursuant to the specific request of the board of directors, reviewed and evaluated our underutilized building lease obligations and received $15,000 in consideration of this special service.

Employment Agreements

On November 1, 2002, we entered into employment agreements with each of Mr. Issachar Ohana and Mr. Gideon Wertheizer and in the case of Mr. Ohana, amended as of July 22, 2003. Pursuant to the employment agreements, Mr. Ohana and Mr. Wertheizer are entitled to a salary of $200,000 and $160,000, respectively, as well as a bonus to be determined at the discretion of the Compensation Committee of our board of directors.

Although each employment agreement is for an indefinite term, the employment of each of these individuals will be terminable at any time by us, other than for cause, upon the determination of our board of directors with not less than 30 days notice or by the individual with notice of not less than 9 months in the case of Mr. Wertheizer and 6 months in the case of Mr. Ohana. If our board of directors determines that an individual has failed to perform his or her reasonably assigned duties and upon written notice from us, we are required to give notice or a cure period of not less than 9 months in the case of Mr. Wertheizer and 6 months in the case of

Mr. Ohana prior to termination. If either of these individuals resigns for good reason or if we, or an acquiring or succeeding corporation after a change in control of our company, terminate him, other than for cause, then he will be entitled to the compensation, including medical and pension benefits, to which he would otherwise have been entitled had he remained employed by us for two years, and his options will vest in full. If the employment of either of these employees is terminated by death, his options will vest in full.

On June 2, 2003, we entered into a letter agreement of employment with Mr. Silvestri. Mr. Silvestri is entitled to a salary of $300,000 per year as well as a bonus to be determined at the discretion of the Compensation Committee of our board of directors. In the event of termination of the agreement by Mr. Silvestri for good reason or termination by us without cause, in each case following a change in control, 50% of Mr. Silvestri’s unvested options will immediately vest if the termination occurs during the first twelve (12) months of Mr. Silvestri’s employment and 100% of Mr. Silvestri’s unvested options will immediately vest if the termination occurs thereafter. In the event of involuntary termination for any reason not involving cause, we will continue to pay Mr. Silvestri his base salary plus standard benefits for nine months following the termination or until other employment is obtained, conditioned upon Mr. Silvestri’s execution of a waiver and release of claims that is acceptable to us.

On September 5, 2003, we entered into a letter agreement of employment with Ms. Christine Russell. According to the terms of that agreement, Ms. Russell is entitled to an initial salary of $225,000 per year as well as an annual performance bonus of up to 40% of her annual salary. In the event of termination of employment by Ms. Russell for good reason or termination by us without cause, in each case following a change in control, 50% of Ms. Russell’s unvested options would immediately vest if the termination occurs during the first twelve (12) months of Ms. Russell’s employment and 100% of Ms. Russell’s unvested options will immediately vest if the termination occurs thereafter.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee of our board of directors are Messrs. Mann, Nilsson and Silver. No member of this committee is a present or former officer or employee of CEVA or any of its subsidiaries. Mr. Silver is a member of the Compensation Committee of DSP Group, Inc., and Mr. Ayalon, one of our directors, is the chief executive officer and chairman of the board of directors of DSP Group, Inc. No executive officer of CEVA served on the board of directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our board or Compensation Committee.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 31, 2005, regarding the beneficial ownership of shares of our common stock by (a) each person or entity known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of our “named executive officers,” as described in the Summary Compensation Table below, (c) each director and director nominee of the company, and (d) the directors and executive officers of the company as a group. The address of each of our directors and named executive officers is c/o CEVA, Inc., 2033 Gateway Place, Suite 150, San Jose, California 95110.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, (the “SEC”), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2005 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options or warrants, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by them, have sole voting and investment power with respect to the shares of common stock indicated.

	Shares Beneficially Owned			Options Included in Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent	Number
5% Stockholders
Bottin International Investments Ltd.(1)	1,355,000		7%	—
Dermot Desmond(1)	1,355,000		7%	—
Gilder, Gagnon, Howe & Co., LLC(2)	2,405,477		13%	—
Brian Long	1,596,237	(3)	9%	—
Ollaberry Limited	1,521,556	(4)	8%	—
Royce & Associates, LLC(5)	2,081,099		11%	—
Directors and Executive Officers
Eliyahu Ayalon	720,007		4%	720,007
Brian Long	1,596,237	(3)	9%	—
Zvi Limon	57,217		*	57,217
Bruce A. Mann	27,217		*	27,217
Peter McManamon	463,114	(6)	2%	9,500
Sven-Christer Nilsson	116,970		1%	116,970
Louis Silver	23,600		*	23,600
Chester J. Silvestri	344,999		2%	344,999
Dan Tocatly	9,500		*	9,500
Christine Russell	89,062		*	89,062
Issachar Ohana	75,923		*	69,599
Gideon Wertheizer	223,821		1%	223,821
All directors and executive officers as a group (12 persons)	3,747,667		19%	1,691,492

——————

*

Represents less than 1% of the outstanding shares of common stock.

(1)

Bottin International Investments Ltd. and Dermot Desmond filed a Schedule 13G with the Securities and Exchange Commission on March 17, 2003, reporting beneficial ownership of 1,355,000 shares of common stock as of March 7, 2003. The information contained in this table is derived from such filing. As stated in such Schedule 13G, Mr. Desmond owns 100% of the capital stock of Bottin and disclaims beneficial ownership of the shares of common stock held by Bottin, other than as a result of his ownership of Bottin. The address of Bottin International Investments Ltd. and Dermot Desmond is 57-63 Line Wall Road, Gibraltar.

(2)

Gilder, Gagnon, Howe & Co. LLC filed a Schedule 13G with the Securities and Exchange Commission on February 14, 2005, reporting beneficial ownership of 2,405,477 shares of common stock as of December 31,

2004. The information contained in this table is derived from such filing. The address of Gilder, Gagnon, Howe & Co. LLC is 1775 Broadway, 26th Floor, New York, NY 10019.

(3)

Includes 4,268 shares held by Mr. Long’s wife and 1,521,556 held of record by Mr. Long that are subject to a put and call option agreement between Mr. Long and Ollaberry Limited, an Isle of Man limited company that is an affiliate of Mr. Long.

(4)

Consists entirely of shares held beneficially and of record by Mr. Long that are subject to a put and call option agreement between Mr. Long and Ollaberry Limited. The address for Ollaberry Limited is Samuel Harris House, 5-11 St. Georges Street, Douglas, Isle of Man IM99 ISN.

(5)

Royce & Associates, LLC filed a Schedule 13G/A with the Securities and Exchange Commission on January 24, 2005, reporting beneficial ownership of 2,081,099 shares of common stock as of December 31, 2004. The information contained in this table is derived from such filing. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019.

(6)

Includes 454 shares held by Mr. McManamon’s daughter.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

We trade in the normal course of business with DSPG, which was the parent company of CEVA until November 1, 2002. CEVA and DSPG have common directors.

Until November 30, 2003, our Israeli subsidiary occupied and utilized portions of DSPG Ltd.’s facilities. Our Israeli subsidiary was obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of occupying and operating these facilities. The amount charged to our Israeli subsidiary for these services between November 1, 2002 and December 31, 2002, was $60,000 and $332,000 for the period between January 1 and November 30, 2003. Non-moveable fixtures and fittings with a net book value of $140,000 were sold to DSPG prior to exiting the premises for proceeds of $100,000.

Revenue generated from DSPG from licensing, royalty and support agreements during the years ended December 31, 2002, 2003 and 2004 was $108,000, $383,000 and $540,000, respectively. The accounts receivable balances with DSPG at December 31, 2002, 2003 and 2004 were $50,000, $178,000 and $47,000 respectively.

Directors who are not our employees receive an annual retainer of $40,000 to $50,000, payable in quarterly installments of $10,000 to $12,500 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $1,000 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1,000 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in our stock plans.

On July 1, 1996 one of our Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rent charge is €762,000 ($1,039,000). Messrs. Long and McManamon, directors of CEVA, are minority shareholders of Veton Properties Limited.

One of our directors, Mr. Mann, is a partner of Morrison & Foerster LLP. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2002, 2003 and 2004 was $0, $282,000 and $67,000, respectively. The accounts payable balances with Morrison & Foerster LLP at December 31, 2002, 2003 and 2004 were $0, $57,000 and $17,000 respectively.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees and Other Matters

The following table summarizes the fees for professional services provided by Ernst & Young,* our independent auditors, billed to us for each of the last two fiscal years:

Fee Category	2004	2003
Audit Fees (1)	$488,883	$182,280
Audit-Related Fees(2)	$ 16,625	$ 20,000
Tax Fees (3)	$ 80,622	$125,720
All Other Fees (4)	$ —	$ —
Total Fees	$586,130	$328,000

——————

*

Fees are billed by Ernst & Young, Chartered Accountants, Dublin, Ireland and Kost, Forer Gabbay & Kassierer, a member of Ernst & Young Global.

(1)

Audit fees consist of fees for the annual audit, the reviews of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits required internationally and services related to internal control reviews and assistance with Section 404 internal control reporting requirements. Fees for services related to internal control reviews and assistance with Section 404 internal control reporting requirements are based on fees received to date and estimated fees yet to be billed.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to consultations and audits in connection with grant applications, technical accounting issues, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)

Tax fees consisted of fees for tax compliance, tax advice and tax planning services.

(4)

Ernst & Young, Dublin, Ireland, did not bill us any fees for other services rendered to our Company and its affiliates for the years ended December 31, 2003 and 2004. Kost, Forer Gabbay & Kassierer, a member of Ernst & Young Global, did not bill us any fees for other services rendered to our Company and its affiliates for the years ended December 31, 2003 and 2004.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that we expect our independent auditor to provide during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee may delegate to a subcommittee of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

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

d. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, one of the Company’s legal counsel for intellectual property matters. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2002, 2003 and 2004 was $0, $282 and $67, respectively. The accounts payable balances with Morrison & Foerster LLP at December 31, 2002, 2003 and 2004 were $0, $57 and $17 respectively.

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

April 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chester J. Silvestri Chester J. Silvestri	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 26, 2005

/s/ Christine Russell Christine Russell	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 26, 2005

/s/ Eliyahu Ayalon Eliyahu Ayalon	Director	April 26, 2005

/s/ Brian Long Brian Long	Director	April 26, 2005

/s/ Zvi Limon Zvi Limon	Director	April 26, 2005

/s/ Bruce Mann Bruce Mann	Director	April 26, 2005

/s/ Peter McManamon Peter McManamon	Director	April 26, 2005

/s/ Sven-Christer Nilsson Sven-Christer Nilsson	Director	April 26, 2005

/s/ Louis Silver Louis Silver	Director	April 26, 2005

/s/ Dan Tocatly Dan Tocatly	Director	April 26, 2005

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction (1)	Balance at end of period

Year ended December 31, 2004
Allowance for doubtful accounts	$795	$478	$460	$813

Year ended December 31, 2003
Allowance for doubtful accounts	$250	$545	$—	$795

Year ended December 31, 2002
Allowance for doubtful accounts	$—	$250	$—	$250

——————

(1)  Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)
3.3(7)	Second Amended and Restated Bylaws of the Registrant
3.4(8)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.5(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen of Common Stock Certificate
10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and Ceva D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP Ceva, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.9†*	CEVA, Inc. 2003 Director Stock Option Plan (as amended July 20, 2004)
10.10(5)†	Parthus 2000 Share Option Plan
10.13(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.21(5)†	Letter Agreement between CEVA, Inc. and Chester J. Silvestri dated as of June 2, 2003
10.22(6)†	Letter Agreement between CEVA, Inc. and Christine Russell dated as of September 5, 2003
10.23(7)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, Chartered Accountants
23.2*	Consent of Kost Forer Gabbay & Kassierer
23.3*	Consent of Ernst & Young, Chartered Accountants
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(6)

Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2003, and incorporated hereby by reference.

(7)

Filed as an exhibit to CEVA’s 2003 Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated hereby by reference.

(8)

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