Form 10-Q
period 2005-03-31
CEVA  INC
filed 2005-05-10
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,733,394 shares of common stock, $0.001 par value, as of May 3, 2005.

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

*****

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2005	December 31, 2004 (1)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$33,220	$28,844
Marketable securities	27,118	30,794
Trade receivables, net	9,045	10,835
Deferred tax assets	158	125
Prepaid expenses	1,539	703
Other current assets	943	647
Total current assets	72,023	71,948
Long-term investments:
Severance pay fund	1,693	1,713
Deferred tax assets	59	70
Property and equipment, net	4,184	4,471
Goodwill	38,398	38,398
Other intangible assets, net	2,452	2,563
Total assets	$118,809	$119,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,555	$1,714
Accrued expenses and other payables	8,026	9,816
Taxes payable	624	707
Deferred revenues	1,987	1,751
Total current liabilities	12,192	13,988
Accrued severance pay	1,847	1,844
Accrued liabilities	667	782
Total long-term liabilities	2,514	2,626
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,733,053 and 18,557,818 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	19	19
Additional paid in-capital	137,795	136,868
Accumulated deficit	(33,711)	(34,338)
Total stockholders’ equity	104,103	102,549
Total liabilities and stockholders’ equity	$118,809	$119,163

(1) The December 31, 2004 balance sheet information has been derived from the December 31, 2004 audited consolidated financial statements of the Company.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2005	2004
	Unaudited	Unaudited
Revenues:
Licensing and royalties	$8,847	$7,769
Other revenue	1,194	1,445
Total revenues	10,041	9,214
Cost of revenues	1,293	1,510
Gross profit	8,748	7,704
Operating expenses:
Research and development, net	4,926	4,009
Sales and marketing	1,676	1,673
General and administrative	1,471	1,459
Amortization of intangible assets	223	223
Total operating expenses	8,296	7,364
Operating income	452	340
Other income, net	335	189
Income before taxes on income	787	529
Taxes on income	160	120
Net income	$627	$409
Basic and diluted net income per share	$0.03	$0.02
Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	18,675	18,326
Diluted	19,227	19,257

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Three months ended March 31, 2005	Shares	Amount
Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net income	—	—		—	627	627
Stock-based compensation	—	—		47	—	47
Issuance of Common Stock upon exercise of stock options	21,997	—(*	)	121	—	121
Issuance of Common Stock upon purchase of ESPP shares	153,238	—(*	)	759	—	759
Balance as of March 31, 2005	18,733,053	$19		$137,795	$(33,711)	$104,103

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Three months ended March 31, 2004	Shares	Amount
Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	409	409
Issuance of Common Stock upon exercise of stock options	113,407	—(*	)	1,056	—	1,056
Issuance of Common Stock upon purchase of ESPP shares	99,018	—(*	)	377	—	377
Balance as of March 31, 2004	18,379,757	$18		$135,882	$(35,579)	$100,321

(*) Amount less than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$627	$409
Adjustments required to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	547	635
Amortization of intangible assets	223	223
Stock-based compensation	47	—
Profit on disposal of property and equipment	(6)	(8)
Unrealized loss on investments	37	—
Currency translation differences	(60)	2
Marketable securities	3,639	—
Changes in operating assets and liabilities:
Trade receivables	1,767	(478)
Other current assets and prepaid expenses	(1,158)	698
Deferred income taxes	(22)	—
Trade payables	(99)	(403)
Deferred revenues	236	(197)
Accrued expenses and other payables	(1,733)	(1,762)
Taxes payable	(83)	(32)
Accrued severance pay, net	23	45
Net cash provided from (used in) operating activities	3,985	(868)
Cash flows from investing activities:
Purchase of property and equipment	(260)	(947)
Proceeds from sale of property and equipment	6	42
Purchase of technology	—	(30)
Net cash used in investing activities	(254)	(935)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	121	1,056
Proceeds from issuance of Common Stock under employee stock purchase plan	759	377
Net cash provided by financing activities	880	1,433
Effect of exchange rate movements on cash	(235)	(145)
Changes in cash and cash equivalents	4,376	(515)
Cash and cash equivalents at the beginning of the period	28,844	59,130
Cash and cash equivalents at the end of the period	$33,220	$58,615

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA licenses Digital Signal Processor (DSP) intellectual property and related technologies. We design, develop and support DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2004, contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2005, as further amended on April 26, 2005 (File No. 000-49842), have been applied consistently in these financial statements.

NOTE 3:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Three months ended March 31,
	2005	2004
Revenues based on customer location:
United States	$2,191	$1,819
Europe, Middle East and Africa	2,523	4,144
Asia (1)	5,327	3,251
	$10,041	$9,214

(1) Japan	$1,754	$1,286

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended March 31,
	2005	2004
Customer A	22.7%	—
Customer B	—	19.9%
Customer C	—	17.4%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 4:    NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus potential dilutive shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”.

	Three months ended March 31,
	2005	2004
Numerator:
Numerator for basic and diluted net income per share	$627	$409
Denominator:
Denominator for basic net income per share
Weighted-average number of shares of Common Stock	18,675	18,326
Effect of employee stock options	552	931
	19,227	19,257
Net income per share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

NOTE 5:    MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and unrealized holding gains and losses are reflected in the Consolidated Statements of Income.

	As at March 31, 2005
	Cost	Unrealized Gain (loss)	Market Value

Certificates of deposits	$4,587	$(1)	$4,586
U.S. government and agency securities	22,518	14	22,532
	$27,105	$13	$27,118

NOTE 6:    STOCK-BASED COMPENSATION PLANS

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations (collectively “APB No. 25”), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant.

Certain stock options issued to non-employee consultants are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation” using the fair value method. A stock compensation charge of $47 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Consolidated Statements of Income for the quarter ended March 31, 2005, as required under APB No.25. There was no similar charge in the quarter ended March 31, 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years. No options were exercised during the quarter ended March 31, 2005 and options to purchase 96,000 shares were outstanding as of March 31, 2005.

During the first quarter of 2005, the Company granted options to purchase 51,000 shares of Common Stock, at exercise prices ranging from $7.93 to $8.51 per share, and the Company issued 175,235 shares of Common Stock under its stock option and purchase programs for consideration of $880. Options to purchase 5,820,471 shares were outstanding at March 31, 2005. During the comparable period of 2004, the Company granted options to purchase 382,000 shares of Common Stock, at exercise prices ranging from $8.75 to $11.75 per share, and the Company issued 212,425 shares of Common Stock under its stock option and purchase programs for consideration of $1,433. Options to purchase 5,219,065 shares were outstanding at March 31, 2004.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

Under SFAS No. 123, pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	39%	80%
Risk-free interest rate	2%	2%
Expected life	3-4 Years	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

The weighted-average fair value of the options granted during the three months ended March 31, 2005, was $8.21. During the comparable period of 2004 the weighted-average fair value of the options granted was $10.25. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three months ended March 31,
	2005	2004
Net income as reported	$627	$409
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,376)	(3,226)
Pro forma net (loss)	$(749)	$(2,817)
Net income (loss) per share:
Basic as reported	$0.03	$0.02
Basic pro forma	$(0.04)	$(0.15)
Diluted as reported	$0.03	$0.02
Diluted pro forma	$(0.04)	$(0.15)

NOTE 7:    REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company revise their assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and their discount rate based on projected interest rates applicable. There was no effect on net income in the quarter ended March 31, 2005.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

The major components of the restructuring and other charges of which $1,723 is included in accrued expenses and other payables and $667 is included in long term accrued liabilities, at March 31, 2005 are as follows:

	Severance and related costs	Underutilized building operating lease obligations	Legal and professional fees	Non-performing assets	Total
Balance as of December 31, 2003	$1,704	$3,153	$100	$—	$4,957
Reallocation	—	50	(50)	—	—
Cash outlays	(849)	(992)	(50)	—	(1,891)
Balance as of December 31, 2004	$855	$2,211	$—	$—	$3,066
Cash outlays	(253)	(423)	—	—	(676)
Balance as of March 31, 2005	$602	$1,788	$—	$—	$2,390

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

BUSINESS OVERVIEW

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA is one of the world’s leading licensor of DSP cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property (“IP”) to leading semiconductor and electronics companies worldwide.

We design and license high performance, low-cost, power-efficient embedded DSP cores and integrated application solutions. We license our technology as intellectual property to leading electronics companies, which in turn manufacture, market and sell DSP application specific integrated circuits (“ASICs”) and application specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume wireless (e.g. cellular baseband and application solutions), portable consumer multimedia (e.g. portable digital players), consumer home multimedia (e.g. DVD systems, gaming consoles), storage markets (e.g. hard disk drive), location markets (eg: GPS for automotive and wireless handsets), and communication markets (e.g. serial ATA).

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, system platform, software and system solutions tools which enable the rapid design of embedded DSP and application specific solutions for use across a wide variety of applications. Our solution includes a family of programmable DSP cores with a range of cost, power-efficiency and performance points; associated system-on- chip (SoC) system - platform (the essential SoC hardware and software infrastructure integrated with the core); and a portfolio of complete system-solutions in the areas of video processing, audio processing, speech processing, GPS location, VoIP communications and Bluetooth communications. Our services division assists our customers in the deployment of their CEVA based solutions.

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

• Provide an integrated system-solution. We seek to offer integrated IP solutions which combine application specific software and dedicated logic - such as video processing or GPS - built around our DSP cores, and delivered to our licensing partners as a complete and verified system solution.

• Provide an integrated, open-standard solution. We seek to offer integrated IP solutions which combine application specific software and logic - such as video processing or GPS - built around our DSP cores which further reduces the cost, risk and time-to-market for our licensing partners.

• Capitalize on our relationships and leadership. We seek to expand our worldwide community of semiconductor and system OEM licensees who are developing CEVA based solutions.

• Capitalize on our IP licensing and royalty business model. We seek to maximize the advantages of our IP model which we believe is the best vehicle for pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling of silicon products, we are free to focus most of our resources on research and development.

RESULTS OF OPERATIONS

Total Revenues

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Total revenues (in millions)	$9.2	$9.2	$10.0
Change from fourth quarter 2004			9.5%
Change from first quarter 2004			9.0%

The increase in total revenues over the first quarter of 2004 reflects higher licensing and royalty revenues offset by lower design and consulting service revenues. The increase from the fourth quarter of 2004 reflects higher licensing revenue offset by a seasonal decrease in royalty revenues and lower design and consulting service revenues.

Licensing and royalty revenues accounted for 88% of our total revenues in the first quarter of 2005 compared with 84% and 86% for the first and fourth quarters, respectively, of 2004. One customer accounted for more than 10% of revenues in the first quarter of 2005 compared to two customers in both the first and fourth quarters of 2004. Because of the nature of our license agreements and the associated large initial payments due, our major customers generally vary from quarter to quarter.

The Company generates its revenues from licensing IP, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the Company’s IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company accounts for all of its other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended.

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

Licensing and Royalty Revenues

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Licensing and royalty revenues (in millions)	$7.8	$7.8	$8.8
Change from fourth quarter 2004			12.8%
Change from first quarter 2004			13.9%
of which:
Licensing revenues (in millions)	$6.6	$5.8	$7.1
Change from fourth quarter 2004			21.9%
Change from first quarter 2004			7.5%
Royalty revenues (in millions)	$1.2	$2.0	$1.8
Change from fourth quarter 2004			(12.9)%
Change from first quarter 2004			49.0%

The increase in licensing revenue in the first quarter of 2005 over the first and fourth quarters of 2004 reflects continued strength across all product technologies: DSP, GPS 4000 and serial ATA.

The increase in royalty revenue in the first quarter of 2005 over the first quarter of 2004 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our CEVA -Teak and CEVA -Teaklite cores continued to report increased unit shipments in 2/2.5G baseband cellular and portable audio players, camcorders, disk drive controllers and DSL chips. The decrease from the fourth quarter of 2004 reflects the seasonality of our consumer - oriented licensees’ product shipments.

We had 22 customers shipping units incorporating our technology offerings at March 31, 2005 compared with 26 at March 31, 2004 and 23 at December 31, 2004. At March 31, 2005 we had 15 customers paying per unit royalty and 7 in prepaid royalty compared to 18 and 8 at the year ago first quarter. At December 31, 2004 we had 15 customers paying per unit royalty and 8 in prepaid royalty.

The five largest customers paying per unit royalty accounted for 74.9% of total royalty revenues in the first quarter of 2005 compared to 77.7% in the first quarter of 2004 and 80.6% in the fourth quarter of 2004. Two customers, including those in prepaid royalty shipped in excess of 5 million units in the first quarter of 2005, compared to one customer in the first quarter of 2004 and two customers in the fourth quarter of 2004.

Our customers reported sales of 30 million chips incorporating our technology in the first quarter of 2005, compared with 19 million in the first quarter of 2004 and 33 million in the fourth quarter of 2004. The increase in units shipped in the first quarter of 2005 to the comparable period in 2004 reflects increased unit shipments of our CEVA-Teak and CEVA-Teaklite cores in 2/2.5G baseband cellular and portable audio players, camcorders, disk drive controllers and DSL chips. The decrease from the fourth quarter of 2004 reflects the seasonality of our consumer -oriented licensees’ product shipments.

Other Revenues

Other revenues includes design and consulting services and maintenance and support for licensees.

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Other revenues (in millions)	$1.4	$1.3	$1.2
Change from fourth quarter 2004			(10.2)%
Change from first quarter 2004			(17.4)%

The decrease from the first and fourth quarters of 2004 reflects the completion of design and consultancy services contracts during 2004.

Geographic Revenue Analysis

	First Quarter 2004		Fourth Quarter 2004		First Quarter 2005
			(in millions,except percentages)
United States	$1.8	20%	$3.8	41%	$2.2	22%
Europe, Middle East, Africa	$4.1	45%	$3.2	35%	$2.5	25%
Asia	$3.3	35%	$2.2	24%	$5.3	53%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Cost of revenues (in millions)	$1.5	$1.0	$1.3
Change from fourth quarter 2004			27.0%
Change from first quarter 2004			(14.4)%

Cost of revenues accounted for 13% of total revenues for the first quarter of 2005, compared with 16% and 11% for the first and fourth quarters, respectively, of 2004. Gross margins for the first quarter of 2005 were 87%, compared with 84% and 89% for the first and fourth quarters of 2004. The movement in total cost of revenues and gross margins in the first quarter of 2005 compared with the first quarter of 2004 reflects the shift in revenue mix with increased higher gross margin royalty revenue. The movement in total cost of revenues and gross margins compared to the fourth quarter of 2004 reflects an increase in the portion of revenue derived from our percentage to completion type licensing contracts which has a lower margin due to customization that is required coupled with a decrease in higher gross margin royalty revenues.

Operating Expenses

(in millions)	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Research and development, net	$4.0	$4.7	$4.9
Sales and marketing	$1.7	$1.8	$1.7
General and Administration	$1.5	$1.4	$1.5
Amortization of intangible assets	$0.2	$0.2	$0.2
Total operating expenses	$7.4	$8.1	$8.3
Change from fourth quarter 2004			3.1%
Change from first quarter 2004			12.7%

The increase in total operating expenses in the first quarter of 2005 compared to the first quarter of 2004 principally reflects increased research and development programs. The increase in total operating expenses compared to the fourth quarter of 2004 reflects an increase in research and development programs and increased general and administration costs.

Research and Development Expenses, Net

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Research and development expenses, net (in millions)	$4.0	$4.7	$4.9
Change from fourth quarter 2004			5.7%
Change from first quarter 2004			22.9%

The increase in research and development expenses in the first quarter of 2005 compared with the first quarter of 2004 principally reflects a combination of increased headcount and increased sub-contract design across our DSP, GPS 4000 and serial ATA research and development programs. The increase in research and development expenses in the first quarter of 2005 compared with the fourth quarter of 2004 principally reflects an increase in research and development on our multimedia software programs.

The number of research and development personnel was 177 at March 31, 2005, compared with 170 at December 31, 2004, and 154 at March 31, 2004.

Sales and Marketing Expenses

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Sales and Marketing expenses, net (in millions)	$1.7	$1.8	$1.7
Change from fourth quarter 2004			(7.2)%
Change from first quarter 2004			0.2%

There was a slight increase in sales and marketing expenses in the first quarter of 2005 compared with the first quarter of 2004. Sales and marketing expenses as a percentage of total revenues were 16.7% for the first quarter of 2005 compared with 18.2% and 19.7% for the first and fourth quarters, respectively, of 2004. The total number of sales and marketing personnel was 20 at March 31, 2005, compared with 21 at December 31, 2004 and 21 at March 31, 2004.

General and Administrative Expenses

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
General and Administrative expenses, net (in millions)	$1.5	$1.4	$1.5
Change from fourth quarter 2004			8.6%
Change from first quarter 2004			0.8%

There was marginal movement in general and administrative expenses compared with the first quarter of 2004. The increase in general and administrative expenses compared to the fourth quarter 2004 principally reflects increased professional fees. The number of general and administrative personnel was 36 at both March 31, 2005 and December 31, 2004 compared with 37 at March 31,2004.

Amortization of Other Intangibles

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Amortization of intangible assets (in millions)	$0.2	$0.2	$0.2
Change from fourth quarter 2004			0%
Change from first quarter 2004			0%

The amount of other intangible assets was $3.2 million at March 31, 2004, $2.6 million at December 31, 2004 and $2.5 million at March 31, 2005. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $223,000 per quarter.

Other Income, Net

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Other income, net (in millions)	$0.19	$0.30	$0.33
of which:
Interest income (in millions)	$0.18	$0.25	$0.29
Foreign exchange gains (in millions)	$0.01	$0.05	$0.04

Other income consists of interest earned on investments and foreign exchange movements. The increase in interest earned in the first three months of 2005 compared with the first and fourth quarters of 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a small foreign exchange impact in the first quarter of 2005 and the first and fourth quarters of 2004.

Provision for Income Taxes

	First Quarter 2004	Fourth Quarter 2004	First Quarter 2005
Provision for income taxes (in millions)	$0.12	$0.22	$0.16

The provisions for income taxes in the first quarter of 2005 and the first and fourth quarters of 2004 reflects profits incurred domestically and in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had approximately $33.2 million in cash and cash equivalents and $27.1 million in marketable securities, totaling $60.3 million compared to $59.6 million at December 31, 2004. During the first quarter of 2005, the Company invested $9.0 million of its cash in certificates of deposits and U.S. government and agency securities with maturities from 4 to 9 months. In addition, certificates of deposits and U.S. government and agency securities were sold for cash amounting to $12.6 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow.

Net cash provided by operating activities in the first quarter of 2005 was $4.0 million, compared with $868,000 of net cash used in operating activities for the comparable period in 2004. Included in the operating cash inflow in the first quarter of 2005 were net proceeds of $3.6 million from marketable securities and $0.7 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during the first quarter of 2005 was $1.1 million. The net cash outflow from operating activities for the quarter ended March 31, 2004 included $0.7 million in connection with restructuring and reorganization costs.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $2.4 million of restructuring and reorganization costs accrued at March 31, 2005, we expect a cash outflow of approximately $1.7 million in 2005, primarily relating to underutilized building rental payments and employee-related costs, including the repayment of government grants related to the number of employees. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from trade receivables is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $260,000 in the first quarter of 2005 compared to $947,000 for the first quarter of 2004. The high level of capital expenditures in the quarter ended March 31, 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $6,000 in the first quarter of 2005 and $42,000 for the corresponding period in 2004.

Net cash provided by financing activities of $0.9 million in the first quarter of 2005 and $1.4 million for the corresponding period in 2004 reflects proceeds from the issuance of shares upon the exercise of stock options and the issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances however, that the underlying assumed levels of revenues and expenses will prove to be accurate, which would likely detrimentally impact our cash on hand.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations - Leasehold properties	$30,023	$2,537	$3,997	$3,345	$20,144
Operating Lease Obligations - Other	1,469	957	512	—	—
Purchase Obligations	229	229	—	—	—
Total	$31,721	$3,723	$4,509	$3,345	$20,144

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom. An amount of $1.8 million included in Operating Lease Obligations - Leasehold properties has been provided in the restructuring accrual at March 31, 2005.

Other operating lease obligations relate to license agreements entered into for design tools maintenance of $0.4 million and obligations under motor vehicle leases of $1.1 million.

Purchase obligations consist of capital commitments of $229,000.

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

Under SOP 97-2, revenues are recognized when: (1) collectability is probable; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements, as determined by “vendor specific objective evidence .” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when VSOE of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements normally is determined based on the price charged for the undelivered element when sold separately.

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

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. We have provided a valuation allowance on the majority of our net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax assets regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

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

In October 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and March 31, 2005.

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

Reorganization, restructuring and severance charge

We were required to make and are required to review certain estimates and assumptions in assessing the underutilized building operating lease charges arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. We revise our assumptions quarterly in respect of future vacancy rates and sublet rents in light of current market conditions and our discount rate based on projected interest rates now applicable. There was no effect on net income in the quarter ended March 31, 2005. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Foreign Currency

The U.S. dollar is the functional currency for the Company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Assets and liabilities denominated in foreign currencies are translated at year end exchange rates while revenues and expenses are translated at rates approximating those ruling at the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a gain of $42,000 in the first quarter of 2005 and $13,000 and $51,000 in the first and fourth quarters respectively, of 2004.

As a result of currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). SFAS 123R as published was to be effective for the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R).

On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Our future growth will depend on the level of acceptance by the market of our third-party, licensable intellectual property model and the variety of intellectual property offerings available on the market, which to a large extent are not in our control. If the market shifts and third-party semiconductor IP is no longer desired by our customers, our business, results of operations and financial condition could be materially harmed.

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

Our independent registered public accounting firm may qualify in their attestation on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce.  Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, as amended” will require us, starting in 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations.  The recognition of these expenses in our statements of operations will result in lower net income (loss) per share, which could negatively impact our future stock price.  In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a gain of $42,000 in the first quarter of 2005 and $13,000 and $51,000 in the first and fourth quarters respectively, of 2004.

As a result of currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We invest our cash in high grade certificates of deposits and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Net interest income was $293,000 in the first quarter of 2005 and $176,000 and $249,000 in the first and fourth quarters respectively, of 2004. We are exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

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

As we disclosed in our 10-K/A filed with the SEC on April 26, 2005 (the "10-K/A"), during the first quarter of 2005, we began analyzing the steps to be taken to remediate the material weakness described in our 10-K/A. We plan to complete the following remediation actions during 2005:

•
perform a comprehensive review of all past and future agreements when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer, supplier or service provider relationship;

•	require accounting and finance personnel to receive regular training and updates on revenue recognition; and

•	retain a third party accounting firm to consult on complicated technical accounting issues.

We believe that these corrective actions, taken as a whole, will remediate the material weakness referenced above, but we will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management and our board of directors determines to be appropriate. During the first quarter of 2005 we took the following steps as part of these remediation efforts:

•
set up procedures to ensure that a comprehensive review of all past and future agreements is undertaken when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer, supplier or service provider relationship; and

•	retained a third party accounting firm to consult on complicated technical accounting issues.

We are in the process of scheduling training and updates for our accounting and finance personnel on revenue recognition policies.

PART II.    OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

The Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: May 10, 2005	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)
Date: May 10, 2005	By: /s/ JOHN BOURKE
John Bourke Vice President of Finance & Controller (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer