Form 10-Q
period 2005-06-30
CEVA  INC
filed 2005-08-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,923,071 shares of common stock, $0.001 par value, as of August 2, 2005.

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

*****

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$37,929	$28,844
Marketable securities	21,717	30,794
Trade receivables, net	9,284	10,835
Deferred tax assets	147	125
Prepaid expenses	1,295	703
Other current assets	1,564	647
Total current assets	71,936	71,948

Severance pay fund	1,725	1,713
Deferred tax assets	56	70
Property and equipment, net	4,066	4,471
Goodwill	38,398	38,398
Other intangible assets, net	1,843	2,563
Total assets	$118,024	$119,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,702	$1,714
Accrued expenses and other payables	8,755	9,816
Taxes payable	676	707
Deferred revenues	2,056	1,751
Total current liabilities	13,189	13,988
Long term liabilities:
Accrued severance pay	1,890	1,844
Accrued liabilities	671	782
Total long-term liabilities	2,561	2,626
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,779,394 and 18,557,818 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	19	19
Additional paid in-capital	138,182	136,868
Accumulated deficit	(35,927)	(34,338)
Total stockholders’ equity	102,274	102,549
Total liabilities and stockholders’ equity	$118,024	$119,163

The accompanying notes are an integral part of the interim condensed consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$17,066	$15,949	$8,219	$8,180
Other revenue	2,503	2,841	1,309	1,396
Total revenues	19,569	18,790	9,528	9,576
Cost of revenues	2,409	2,961	1,116	1,451
Gross profit	17,160	15,829	8,412	8,125
Operating expenses:
Research and development, net	10,441	8,231	5,515	4,222
Sales and marketing	3,236	3,391	1,560	1,718
General and administrative	3,082	2,954	1,611	1,495
Amortization of intangible assets	441	446	218	223
Reorganization and severance charge	1,657	-	1,657	-
Impairment of assets	510	-	510	-
Total operating expenses	19,367	15,022	11,071	7,658
Operating income (loss)	(2,207)	807	(2,659)	467
Other income, net	778	351	443	162
Income (loss) before taxes on income	(1,429)	1,158	(2,216)	629
Taxes on income	160	255	-	135
Net income (loss)	$(1,589)	$903	$(2,216)	$494
Basic net income (loss) per share	$(0.08)	$0.05	$(0.12)	$0.03
Diluted net income (loss) per share	$(0.08)	$0.05	$(0.12)	$0.03
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,713	18,353	18,742	18,380
Diluted	18,713	19,083	18,742	18,909

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(U.S. dollars in thousands, except share data )

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Six months ended June 30, 2005	Shares	Amount
Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net loss	—	—		—	(1,589)	(1,589)
Stock-based compensation	—	—		195	—	195
Issuance of Common Stock upon exercise of stock options	68,338	—(*	)	360	—	360
Issuance of Common Stock upon purchase of ESPP shares	153,238	—(*	)	759	—	759
Balance as of June 30, 2005	18,779,394	$19		$138,182	$(35,927)	$102,274

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Six months ended June 30, 2004	Shares	Amount
Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	903	903
Stock-based compensation	—	—		135	—	135
Issuance of Common Stock upon exercise of stock options	117,733	—(*	)	1,072	—	1,072
Issuance of Common Stock upon purchase of ESPP shares	99,018	—(*	)	377	—	377
Balance as of June 30, 2004	18,384,083	$18		$136,033	$(35,085)	$100,966

(*) Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands )

	Six months ended June 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$(1,589)	$903
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,062	1,311
Amortization of intangible assets	846	446
Stock-based compensation	195	135
Gain on disposal of property and equipment	(5)	(8)
Unrealized loss on marketable securities	61	—
Currency translation differences	(92)	(7)
Marketable securities	9,016	—
Changes in operating assets and liabilities:
Trade receivables	1,418	(487)
Other current assets and prepaid expenses	(1,565)	174
Deferred income taxes	(8)	—
Trade payables	92	(157)
Deferred revenues	305	(289)
Accrued expenses and other payables	(572)	(2,931)
Taxes payable	(31)	(154)
Accrued severance pay, net	34	49
Net cash provided by (used in) operating activities	9,167	(1,015)
Cash flows from investing activities:
Purchase of property and equipment	(660)	(2,577)
Proceeds from sale of property and equipment	8	42
Purchase of technology	(71)	(30)
Net cash used in investing activities	(723)	(2,565)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	360	1,072
Proceeds from issuance of Common Stock under employee stock purchase plan	759	377
Net cash provided by financing activities	1,119	1,449
Effect of exchange rate movements on cash	(478)	(167)
Changes in cash and cash equivalents	9,085	(2,298)
Cash and cash equivalents at the beginning of the period	28,844	59,130
Cash and cash equivalents at the end of the period	$37,929	$56,832

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA licenses Digital Signal Processor (DSP) intellectual property and related technologies. CEVA designs, develops and supports DSP cores and integrated application solutions that power wireless and digital multimedia products such as cellular phones, music players, digital television and personal digital assistants. Licensees of CEVA technology either source chips for these devices and applications from foundries or manufacture them in-house.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2004, contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2005, as further amended on April 26, 2005 (File No. 000-49842), have been applied consistently in these unaudited interim condensed consolidated financial statements.

NOTE 3:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Revenues based on customer location:
United States	$8,210	$3,182	$6,019	$1,363
Europe, Middle East and Africa	4,095	9,833	1,572	5,689
Asia (1)	7,264	5,775	1,937	2,524
	$19,569	$18,790	$9,528	$9,576
Individual countries representing 10% or more of total revenues included in the table above are as follows:
(1) Japan	$3,238	$2,948	$1,484	$1,662

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Customer A	18.0%	—	36.9%	—
Customer B	12.0%	—	—	—
Customer C	—	17.5%	—	34.3%
Customer D	—	—	—	11.9%
Customer E	—	—	—	11.8%

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

	Six months ended June 30,		Three months ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$(1,589)	$903	$(2,216)	$494
Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	18,713	18,353	18,742	18,380
Effect of employee stock options	-	730	-	529
	18,713	19,083	18,742	18,909
Net income (loss) per share
Basic	$(0.08)	$0.05	$(0.12)	$0.03
Diluted	$(0.08)	$0.05	$(0.12)	$0.03

    The total number of shares related to the outstanding options excluded from the calculations of diluted net income (loss) per share were 4,993,542 for the three-and six-month periods ended June 30, 2005, and 4,693,973 and 4,493,518 for the corresponding periods respectively, of 2004.

NOTE 5:    MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and unrealized holding gains and losses are reflected in the Condensed Consolidated Statements of Operations.

	As at June 30, 2005
	Cost (unaudited)	Unrealized Loss (unaudited)	Market Value (unaudited)

U.S. government and agency securities	$21,728	$(11)	$21,717

NOTE 6:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

At the annual meeting of stockholders held on July 19, 2005, the stockholders voted to amend the Company’s Amended and Restated Certificate of Incorporation to reduce the number of shares of Common Stock authorized for issuance from 100,000,000 shares to 60,000,000 shares.

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

Certain stock options issued to non-employee consultants are accounted for under SFAS No. 123 “Accounting for Stock Based Compensation” using the fair value method. A stock compensation charge of $148 and $195 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Condensed Consolidated Statements of Operations for the three-and six-month periods ended June 30, 2005, as required under APB No.25. There was a similar charge of $135 for the three-and six-month periods ended June 30, 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years. No options were exercised during the three-and six-month periods ended June 30, 2005 and options to purchase 96,000 shares were outstanding as of June 30, 2005.

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

During the second quarter of 2005, the Company granted options to purchase 196,700 shares of Common Stock, at exercise prices ranging from $5.85 to $7.12 per share, and the Company issued 46,341 shares of Common Stock under its stock option and purchase programs for consideration of $239. Options to purchase 4,993,542 shares were outstanding at June 30, 2005. During the comparable period of 2004, the Company granted options to purchase 143,000 shares of Common Stock, at exercise prices ranging from $7.91 to $9.40 per share, and the Company issued 4,326 shares of Common Stock under its stock option and purchase programs for consideration of $16. Options to purchase 5,223,141 shares were outstanding at June 30, 2004.

Under SFAS No. 123, pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and six months ended June 30,
	2005 (unaudited)	2004 (unaudited)
Dividend yield	0%	0%
Expected volatility	36-39%	80%
Risk-free interest rate	2%	2%
Expected life	3-4 Years	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

The weighted-average fair value of the options granted during the three months ended March 31, 2005 and June 30, 2005 was $8.21 and $6.15, respectively. During the comparable periods of 2004 the weighted-average fair value of the options granted was $10.25 and $8.39, respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

The following pro forma information includes the effect of the options granted to the Company’s employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Six months ended June 30,		Three months ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Net income (loss) as reported	$(1,589)	$903	$(2,216)	$494
Add (deduct): Total stock-based employee compensation credit (expense) determined under fair value based method for all awards, net of related tax effects	(919)	(5,822)	457	(2,596)
Pro forma net (loss)	$(2,508)	$(4,919)	$(1,759)	$(2,102)
Net income (loss) per share:
Basic as reported	$(0.08)	$0.05	$(0.12)	$0.03
Basic pro forma	$(0.13)	$(0.27)	$(0.09)	$(0.11)
Diluted as reported	$(0.08)	$0.05	$(0.12)	$0.03
Diluted pro forma	$(0.13)	$(0.27)	$(0.09)	$(0.11)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7:    REORGANIZATION AND SEVERANCE CHARGE

The Company’s management and board of directors approved a reorganization plan in the second quarter of 2005, which resulted in a charge of $1.7 million. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Management was required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. The underutilized building operating lease charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates. There was a charge of $294 on net income in the three-and six-month periods ended June 30, 2005 for future operating lease charges on idle facilities.

The major components of the restructuring and other charges of which $2,499 is included in accrued expenses and other payables and $671 is included in long term accrued liabilities, at June 30, 2005 are as follows:

	Severance and related costs (unaudited)	Provision for future operating lease charges on idle facilities (unaudited)	Legal and professional fees (unaudited)	Total (unaudited)

Balance as of December 31, 2004	$855	$2,211	$-	$3,066
Charge	1,259	294	104	1,657
Non-cash stock compensation charge	(117)	-	-	(117)
Cash outlays	(610)	(826)	-	(1,436)
Balance as of June 30, 2005	$1,387	$1,679	$104	$3,170

NOTE 8:    IMPAIRMENT OF ASSETS

The Company recorded an impairment charge of $400 in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as the Company has decided to cease the development of this product line due to the minimal differentiation between competing solutions. The Company also recorded an impairment charge of $110 in the period in respect of non-performing assets following the implementation of its reorganization plan.

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

BUSINESS OVERVIEW

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA is one of the world’s leading licensor of DSP cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property “IP” to leading semiconductor and electronics companies worldwide.

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

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, system platform, software and system solutions tools which enable the rapid design of embedded DSP and application specific solutions for use across a wide variety of applications. Our solution includes a family of programmable DSP cores with a range of cost, power-efficiency and performance points; associated system-on-chip (SoC) system -- platform (the essential SoC hardware and software infrastructure integrated with the core); and a portfolio of complete system-solutions in the areas of video processing, audio processing, speech processing, GPS location, and VoIP communications. Our services division assists our customers in the deployment of their CEVA based solutions.

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

RESULTS OF OPERATIONS

Total Revenues

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Total revenues (in millions)	$18.8	$19.6	$9.6	$9.5
Change from first half 2004				4.1%
Change from second quarter 2004				(0.5)%

The increase in total revenues for the first half of 2005 over the first half of 2004 reflects higher licensing and royalty revenues offset somewhat by lower service revenues. The modest decrease in total revenues for the second quarter of 2005 compared to the second quarter of 2004 reflects small increases in licensing and royalty revenues that were offset by lower service revenues.

Licensing and royalty revenues accounted for 87% of our total revenues in the first half of 2005 compared with 85% for the first half of 2004. Licensing and royalty revenues accounted for 86% of our total revenues in the second quarter of 2005 compared with 85% for the second quarter of 2004. Two customers accounted for more than 10% of revenues in the first half of 2005 compared to one customer in the first half of 2004. One customer accounted for more than 10% of revenues in the second quarter of 2005 compared to three customers in the second quarter of 2004. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.

We generate our revenues from licensing IP, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the our IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We account for all of our other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended.

We generate royalties from its licensing activities in two manners: royalties paid by our customers over the period in which they ship units which we refer to as per unit royalties and royalties which are paid in a lump sum which cover a fixed number of future unit shipments which we refer to as prepaid royalties.  The prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun making unit shipments and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  In either case, these prepaid royalties are non-refundable payments and are recognized upon invoicing for payment, provided that no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 20% of total revenue in the first half of 2005, compared to 8% of total revenue for the first half of 2004. All of the prepaid royalties recognized in the first half of 2004 and 2005 were subsequently negotiated with existing prepaid licensees. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees.

Licensing and Royalty Revenues

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Licensing and royalty revenues (in millions)	$15.9	$17.1	$8.2	$8.2
Change from first half 2004				7.0%
Change from second quarter 2004				0.5%
of which:
Licensing revenues (in millions)	$13.5	$13.7	$6.9	$6.6
Change from first half 2004				1.2%
Change from second quarter 2004				(4.8)%
Royalty revenues (in millions)	$2.4	$3.4	$1.3	$1.6
Change from first half 2004				39.2%
Change from second quarter 2004				29.8%

The increase in licensing revenues for the first half of 2005 over the first half of 2004 reflects revenue growth from our serial ATA technology offset somewhat by lower revenues from our DSP and GPS 4000 technologies. Licensing revenues for the second quarter of 2005 compared to the second quarter of 2004 declined modestly as revenue growth from our serial ATA technology was more than offset by lower revenues from our DSP and GPS 4000 technologies in the current period.

The increase in royalty revenue in the second quarter and first half of 2005 over the corresponding periods of 2004 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our Ceva Teak and Teaklite cores continued to report increased unit shipments in 2/2.5G baseband cellular and portable audio players, camcorders, disk drive controllers and DSL chips. Our customers reported sales of 27 and 57 million chips incorporating our technology in the second quarter and first half of 2005, respectively, compared with 24 and 43 million in the comparable periods of 2004. Our first quarter 2005 royalty revenue was $1.8 million compared to $1.6m in the second quarter of 2005. Our customers reported sales of 30 million chips incorporating our technology in the first quarter of 2005. The decrease from the first quarter of 2005 reflects the seasonality of the end markets of a number of our licensees’ customers.

We had 22 customers shipping units incorporating our technology offerings in the first and second quarter of 2005 compared with 26 customers in the first and second quarters of 2004. At March 31 and June 30, 2005 we had 15 customers paying per unit royalty and 7 in prepaid royalty compared to 17 and 9 at June 30, 2004.

The five largest customers paying per unit royalty accounted for 71% and 72% of total royalty revenues in the second quarter and first half of 2005, respectively compared to 88% and 77% for the corresponding periods of 2004. Five customers, including those in prepaid royalty shipped in excess of 5 million units in the first half of 2005, compared to three customers in the first half of 2004. One customer, shipped in excess of 5 million units in the second quarter of 2005, compared to two customers in the both the second quarter of 2004 and the first quarter of 2005.

Other Revenues

Other revenues include services and maintenance and support for licensees.

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Other revenues (in millions)	$2.8	$2.5	$1.4	$1.3
Change from first half 2004				(11.9)%
Change from second quarter 2004				(6.2)%

The decrease in other revenues in the second quarter and first half of 2005 from the second quarter and first half of 2004 reflects the completion of a number of services contracts during 2004.

Geographic Revenue Analysis

	First Half 2004		First half 2005		Second Quarter 2004		Second Quarter 2005
			(in millions,except percentages)
United States	$3.2	17%	$8.2	42%	$1.4	14%	$6.0	63%
Europe, Middle East, Africa	$9.8	52%	$4.1	21%	$5.7	59%	$1.6	17%
Asia	$5.8	31%	$7.3	37%	$2.5	27%	$1.9	20%

Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Cost of revenues (in millions)	$3.0	$2.4	$1.5	$1.1
Change from first half 2004				(18.6)%
Change from second quarter 2004				(23.1)%

Cost of revenues accounted for 12% of total revenues for the second quarter and first half of 2005, compared with 15% and 16%, respectively, for the corresponding periods of 2004. Gross margins for the second quarter and first half of 2005 were 88%, compared with 85% and 84%, respectively, for the corresponding periods of 2004. The decrease in the dollar amount of cost of revenues and the increase in gross margins in the second quarter and first half of 2005 compared with the corresponding periods in 2004 reflect the shift in revenue mix with increased higher gross margin royalty revenue as a percentage of total revenues in 2005.

Operating Expenses

(in millions)	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Research and development, net	$8.2	$10.4	$4.2	$5.5
Sales and marketing	$3.4	$3.2	$1.7	$1.6
General and Administration	$3.0	$3.1	$1.5	$1.6
Amortization of intangible assets	$0.4	$0.4	$0.2	$0.2
Reorganization and severance charge	$-	$1.7	$-	$1.7
Impairment of assets	$-	$0.5	$-	$0.5
Total operating expenses	$15.0	$19.4	$7.6	$11.1
Change from first half 2004				28.9%
Change from second quarter 2004				44.6%
Sub-totals are not adjusted for rounding

The increase in total operating expenses before reorganization, severance and impairment charges in the second quarter and first half of 2005 from the corresponding periods in 2004 principally reflects increased costs associated with our research and development programs.

Reorganization and severance charge totaled $1.7 million in the second quarter and first half of 2005. The charge arose in connection with the decision to restructure our corporate management, reduce overhead and consolidate our activities. We also recorded impairment charges of $0.5 million in the second quarter and first half of 2005 of which $0.4 million related to the impairment of intangible assets following the cessation of our Bluetooth product line and the balance related to non-performing assets following the implementation of our reorganization plan.

Research and Development Expenses, Net

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Research and development expenses, net (in millions)	$8.2	$10.4	$4.2	$5.5
Change from first half 2004				26.8%
Change from second quarter 2004				30.6%

The increase in research and development expenses in the second quarter and first half of 2005 from the corresponding periods of 2004 principally reflects a combination of increased headcount and increased sub-contract design primarily in our DSP and serial ATA research and development programs.

The number of research and development personnel was 175 at June 30, 2005, compared with 159 at June 30, 2004.

Sales and Marketing Expenses

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Sales and Marketing expenses, net (in millions)	$3.4	$3.2	$1.7	$1.6
Change from first half 2004				(4.6)%
Change from second quarter 2004				(9.2)%

The decrease in sales and marketing expenses in 2005 from 2004 principally reflects lower marketing activity. Sales and marketing expenses as a percentage of total revenues were 16.4% and 16.5% for the second quarter and first half of 2005 compared with 17.9% and 18.0%, respectively, for the corresponding periods respectively, of 2004. The total number of sales and marketing personnel was 19 at June 30, 2005, compared with 20 at June 30, 2004.

General and Administrative Expenses

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
General and Administrative expenses, net (in millions)	$3.0	$3.1	$1.5	$1.6
Change from first half 2004				4.3%
Change from second quarter 2004				7.8%

The increase in general and administrative expenses in 2005 from 2004 principally reflects increased professional fees offset by reduced headcount costs. The number of general and administrative personnel was 32 at June 30, 2005 compared with 36 at June 30, 2004.

Amortization of Other Intangibles

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Amortization of intangible assets (in millions)	$0.4	$0.4	$0.2	$0.2
Change from first half 2004				(1.1)%
Change from second quarter 2004				(2.2)%

The amount of other intangible assets was $1.8 million at June 30, 2005 and $2.6 million at December 31, 2004. Following the impairment of the Bluetooth intangible assets of $0.4 million in the second quarter of 2005, we anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $190,000 per quarter.

Reorganization and severance charge

Our management and board of directors approved a reorganization plan in the second quarter of 2005, which resulted in a charge of $1.7 million. The charge arose in connection with the decision to restructure our corporate management, reduce overhead and consolidate our activities. Included are severance charges and employee-related liabilities arising in connection with a headcount reduction of nine employees and provision for future operating lease charges on idle facilities.

Management was required to make certain estimates and assumptions in assessing the provision for future operating lease charges on idle facilities from the reduction in facility requirements. The provision for future operating lease charges on idle facilities was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. Management expect to revise their assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates. There was a charge of $0.3 million on net income in the three-and six-month periods ended June 30, 2005 for future operating lease charges on idle facilities.

Impairment of assets

We recorded an impairment charge on our intangible assets of $0.4 million in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus following the decision to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded an impairment of $0.1 million in the period in respect of non-performing assets following the implementation of our reorganization plan.

Other Income, Net

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Other income, net (in millions)	$0.35	$0.78	$0.16	$0.44
of which:
Interest income (in millions)	$0.35	$0.68	$0.17	$0.39
Foreign exchange gains (in millions)	$0.00	$0.10	$(0.01)	$0.05

Other income, net consists of interest earned on investments and foreign exchange movements. The increase in interest earned in the second quarter and first half of 2005 from the corresponding periods of 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a gain of $95,000 in the first half of 2005 and $9,000 for the corresponding period of 2004.

Provision for Income Taxes

	First Half 2004	First half 2005	Second Quarter 2004	Second Quarter 2005
Provision for income taxes (in millions)	$0.3	$0.2	$0.1	$0.0

The provision for income taxes in the second quarter and first half of 2004 and 2005 reflects lower profits incurred domestically and in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had approximately $37.9 million in cash and cash equivalents and $21.7 million in marketable securities, totaling $59.6 million compared to $59.6 million at December 31, 2004. During the first half of 2005, the Company invested $24.4 million of its cash in certificates of deposits and U.S. government and agency securities with maturities from 4 to 9 months. In addition, certificates of deposits and U.S. government and agency securities were sold for cash amounting to $33.4 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow.

Net cash provided by operating activities in the first half of 2005 was $9.2 million, compared with $1.0 million of net cash used in operating activities for the comparable period in 2004. Included in the operating cash inflow in the first half of 2005 were net proceeds of $9.0 million from marketable securities and $1.4 million outflow in connection with restructuring and reorganization costs. Included in the operating cash outflow in the first half of 2004 was $1.3 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during the first half of 2005 was $1.6 million and $0.3 million for the corresponding period in 2004.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $3.2 million of restructuring and reorganization costs accrued at June 30, 2005, we expect a cash outflow of approximately $2.2 million in the second half of 2005, primarily relating to underutilized building rental payments, severance and employee-related costs, including the repayment of government grants related to employee numbers. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our customers and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the applicable contracts.

Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $0.7 million in the first half of 2005 and $2.6 million for the comparable period in 2004. The high level of capital expenditures in the first half of 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $8,000 in the first half of 2005 and $42,000 for the corresponding period in 2004.

Net cash provided by financing activities of $1.1 million in the first half of 2005 and $1.4 million for the corresponding period in 2004 reflects proceeds from the issuance of shares upon the exercise of stock options and the issuance of shares under our employee stock purchase plans.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances however, that the underlying assumed levels of revenues and expenses will prove to be accurate which would likely detrimentally impact our cash on hand.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations - Leasehold properties	$27,488	$2,352	$3,591	$3,096	$18,449
Operating Lease Obligations - Other	1,415	1,049	366	—	—
Purchase Obligations	137	137	—	—	—
Total	$29,040	$3,538	$3,957	$3,096	$18,449

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom. An amount of $1.7 million included in Operating Lease Obligations - Leasehold properties has been provided in the restructuring accrual at June 30, 2005.

Other operating lease obligations relate to license agreements entered into for design tools maintenance of $0.4 million and obligations under motor vehicle leases of $1.0 million. Purchase obligations consist of capital commitments of $0.1 million.

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

In October 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. No indicators of impairment were identified between the date of the annual impairment test and June 30, 2005.  Subsequent to June 30, 2005 our share price has declined below $5.40 resulting in our market capitalization being lower than the carrying value of our net assets as of  June 30, 2005.  We will continue to monitor our share price as well as any other indicators of impairment over the coming periods to consider whether the decline in share price is for a sustained period. A sustained decrease would require the second step of the impairment test to be undertaken to determine whether our goodwill is potentially impaired.

Other Intangible Assets

Other intangible assets represents costs of technology acquired from acquisitions which have reached technological feasibility. The costs of technology have been capitalized and are amortized to the Consolidated Statements of Operations over the period during which benefits are expected to accrue, currently estimated at five years. We recorded an impairment charge in the second quarter of 2005 on our intangible assets of $0.4 million in respect of Bluetooth technology acquired in the combination with Parthus following the decision to cease the development of this product line due to the minimal differentiation between competing solutions. We are required to test our other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors we consider important, which could trigger impairment include:

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

Reorganization, restructuring and severance charge

In the second quarter of 2005, we recorded a reorganization and severance charge of $1.7 million. The charge arose in connection with the decision to restructure our corporate management, reduce overhead and consolidate our activities. Included are severance charges and employee related liabilities arising in connection with a headcount reduction of nine employees and provision for future operating lease charges on idle facilities.

We were required to make and are required to review certain estimates and assumptions in assessing the underutilized building operating lease charges arising from the reduction in facility requirements. The provision for future operating lease charges on idle facilities was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. We review and revise our assumptions quarterly in respect of future vacancy rates and sublet rents in light of current market conditions and our discount rate based on projected interest rates now applicable. There was a charge of $0.3 million on net income in the three-and six-month periods ended June 30, 2005. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Foreign Currency

The U.S. dollar is the functional currency for the Company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Assets and liabilities denominated in foreign currencies are translated at year end exchange rates while revenues and expenses are translated at rates approximating those ruling at the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a small foreign exchange impact in the second quarter and first half of 2004 and 2005.

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

On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our Condensed Consolidated Statements of Operations and net income (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect that the adoption of SFAS 154 will have on our Condensed Consolidated Statements of Operations and financial condition but do not expect it to have a material impact.

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

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and 2004, a recovery appeared to begin although this recovery began to slow in the later half of 2004. For example semiconductor companies, OEM's and ODM's continue to delay GPS adoption until they have better visibility on 3G deployment. If this apparent recovery is not sustained through 2005 and beyond our business could be further materially and adversely affected.

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue.

The markets for the products in which our technology is used are highly competitive, for example customers of the semiconductor companies may choose to adopt a multi-chip solution versus licensing and integrating our DSP core into a single chip. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. It could also cause our existing customers to move their orders to our competitors. Many of our competitors are large companies that have significantly greater financial and other resources than we have.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timing of the introduction of new or enhanced technologies, as well as the market acceptance of such technologies;
•	new product announcements and introductions by competitors;
•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;
•	our lengthy sales cycle
•	the gain or loss of significant licensees
•	changes in our pricing policies and those of our competitors; and
•	restructuring, asset impairment and related charges.

We rely significantly on revenue derived from a limited number of licensees.

We expect that a limited number of licensees, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products and our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth.

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

One of our principal research and development facilities is located in, and our executive officers and some of our directors are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. For example, we have already licensed our multi-media solution, however, this technology has not yet been deployed by our licensees to their end market and may be subject to further modifications to address evolving market demands. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a gain of $95,000 in the first half of 2005 and $9,000 for the corresponding period of 2004.

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

Net interest income was $683,000 in the first half of 2005 and $343,000 for the corresponding period of 2004. We are exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

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

As we disclosed in our 10-K/A filed with the SEC on April 26, 2005 (the "10-K/A"), during the first quarter of 2005, we began analyzing the steps to be taken to remediate the material weakness described in our 10-K/A. We have completed the following remediation actions during the first half of 2005:

•
set up procedures to ensure that a comprehensive review of all past and future agreements is undertaken when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer, supplier or service provider relationship;

•	retained a third party accounting firm to consult on complicated technical accounting issues; and

•	ensured that our accounting and finance personnel have attended U.S. G.A.A.P courses on revenue recognition policies.

While we believe that these corrective actions, taken as a whole, remediate the material weakness referenced above, a control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, will be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

CEVA, INC.

Date: August 9, 2005	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 9, 2005	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer