Form 10-Q
period 2005-09-30
CEVA  INC
filed 2005-11-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,923,071 shares of common stock, $0.001 par value, as of November 4, 2005.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks, uncertainties and assumptions include: the ability of the CEVA-X line of products to continue to be a strong growth driver for the Company; intense competition within our industry; challenging period of growth experienced by industries in which we license our technology; the market for our technology may not develop as expected, especially in the case of newly introduced or planned to be introduced technologies; our ability to timely and successfully develop and introduce new technologies; our reliance on revenue derived from a limited number of licensees; and other risks relating to our business, including, but not limited to, those that are described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and its quarterly reports filed after the Form 10-K. CEVA assumes no obligation to update any forward-looking statements or information, which speak as of their respective dates.

*****

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30, 2005	December 31, 2004
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$24,492	$28,844
Bank deposits	8,255	-
Marketable securities and deposits	27,665	30,794
Trade receivables, net	7,331	10,835
Prepaid expenses	1,378	703
Other current assets	2,044	772
Total current assets	71,165	71,948

Severance pay fund	1,808	1,713
Deferred tax assets	57	70
Property and equipment, net	3,642	4,471
Goodwill	38,398	38,398
Other intangible assets, net	1,651	2,563
Total assets	$116,721	$119,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$575	$1,714
Accrued expenses and other payables	9,730	9,816
Taxes payable	589	707
Deferred revenues	1,234	1,751
Total current liabilities	12,128	13,988
Long term liabilities:
Accrued severance pay	2,023	1,844
Accrued liabilities	190	782
Total long-term liabilities	2,213	2,626
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 18,923,071 and 18,557,818 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	19	19
Additional paid in-capital	138,818	136,868
Accumulated deficit	(36,457)	(34,338)
Total stockholders’ equity	102,380	102,549
Total liabilities and stockholders’ equity	$116,721	$119,163

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$24,235	$24,431	$7,169	$8,482
Other revenue	3,720	4,073	1,217	1,232
Total revenues	27,955	28,504	8,386	9,714
Cost of revenues	3,412	4,160	1,003	1,199
Gross profit	24,543	24,344	7,383	8,515
Operating expenses:
Research and development, net	15,477	12,615	5,036	4,384
Sales and marketing	4,855	5,159	1,619	1,768
General and administrative	4,481	4,509	1,399	1,555
Amortization of intangible assets	632	669	191	223
Reorganization and severance charge	3,307	-	1,650	-
Impairment of assets	510	-	-	-
Total operating expenses	29,262	22,952	9,895	7,930
Operating income (loss)	(4,719)	1,392	(2,512)	585
Other income, net	2,760	496	1,982	145
Income (loss) before taxes on income	(1,959)	1,888	(530)	730
Taxes on income	160	425	-	170
Net income (loss)	$(2,119)	$1,463	$(530)	$560
Basic net income (loss) per share	$(0.11)	$0.08	$(0.03)	$0.03
Diluted net income (loss) per share	$(0.11)	$0.08	$(0.03)	$0.03
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,768	18,387	18,875	18,453
Diluted	18,768	18,986	18,875	18,793

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Nine months ended September 30, 2005	Shares	Amount
Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net loss	—	—		—	(2,119)	(2,119)
Stock-based compensation	—	—		195	—	195
Issuance of Common Stock upon exercise of stock options	72,820	—(*	)	369	—	369
Issuance of Common Stock upon purchase of ESPP shares	292,433	—(*	)	1,386	—	1,386
Balance as of September 30, 2005	18,923,071	$19		$138,818	$(36,457)	$102,380

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Nine months ended September 30, 2004	Shares	Amount
Balance as of January 1, 2004	18,167,332	$18		$134,449	$(35,988)	$98,479
Net income	—	—		—	1,463	1,463
Stock-based compensation	—	—		182	—	182
Issuance of Common Stock upon exercise of stock options	124,254	—(*	)	1,115	—	1,115
Issuance of Common Stock upon purchase of ESPP shares	196,600	—(*	)	774	—	774
Balance as of September 30, 2004	18,488,186	$18		$136,520	$(34,525)	$102,013

(*) Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2005	2004
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$(2,119)	$1,463
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,545	1,972
Amortization of intangible assets	1,032	669
Stock-based compensation	195	182
Gain on disposal of property and equipment	(10)	(7)
Unrealized loss on marketable securities	57	—
Currency translation differences	(78)	(8)
Gain on realization of investment	(1,507)	—
Marketable securities	3,072	(30,730)
Accrued Interest	(51)	—
Changes in operating assets and liabilities:
Trade receivables	3,357	(1,365)
Other current assets and prepaid expenses	(1,781)	339
Deferred income taxes	20	—
Trade payables	(926)	(311)
Deferred revenues	(517)	(18)
Accrued expenses and other payables	5	(3,534)
Taxes payable	(118)	74
Accrued severance pay, net	84	52
Net cash provided by (used in) operating activities	2,260	(31,222)
Cash flows from investing activities:
Purchase of property and equipment	(829)	(2,725)
Proceeds from sale of property and equipment	13	49
Investment in deposits	(8,204)	—
Proceeds from realization of investment	1,267	—
Purchase of technology	(153)	(30)
Net cash used in investing activities	(7,906)	(2,706)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	369	1,115
Proceeds from issuance of Common Stock under employee stock purchase plan	1,386	774
Net cash provided by financing activities	1,755	1,889
Effect of exchange rate movements on cash	(461)	(56)
Changes in cash and cash equivalents	(4,352)	(32,095)
Cash and cash equivalents at the beginning of the period	28,844	59,130
Cash and cash equivalents at the end of the period	$24,492	$27,035

Non Cash Acitivity:
Other current assets in respect of realization of investment	$240	$—

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

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following is a summary of operations within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Revenues based on customer location:
United States	$10,654	$7,342	$2,444	$4,160
Europe, Middle East and Africa	5,579	13,420	1,484	3,587
Asia (1)	11,722	7,742	4,458	1,967
	$27,955	$28,504	$8,386	$9,714

Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$4,357	$4,391	$1,118	$1,443

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	Nine months ended September 30,		Three months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Customer A	13%	—	—	—
Customer B	—	—	19%	—
Customer C	—	—	18%	—
Customer D	—	—	16%	—
Customer E	—	12%	—	—
Customer F	—	—	—	22%

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

	Nine months ended September 30,		Three months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$(2,119)	$1,463	$(530)	$560
Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	18,768	18,387	18,875	18,453
Effect of employee stock options	-	599	-	340
	18,768	18,986	18,875	18,793
Net income (loss) per share
Basic	$(0.11)	$0.08	$(0.03)	$0.03
Diluted	$(0.11)	$0.08	$(0.03)	$0.03

The total number of shares related to the outstanding options excluded from the calculations of diluted net income (loss) per share were 5,473,071 for the three-and nine-month periods ended September 30, 2005, and 5,919,021 and 4,459,789 for the corresponding periods respectively, of 2004.

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

	As at September 30, 2005
	Cost (unaudited)	Unrealized Loss (unaudited)	Market Value (unaudited)

U.S. government and agency securities	$35,876	$(7)	$35,869

NOTE 6: BANK DEPOSITS

Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest. The deposits bear interest at an average rate of 3.89%.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees”, and related interpretations (collectively “APB No. 25”), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant.

Certain stock options issued to non-employee consultants are accounted for under SFAS No. 123 “Accounting for Stock Based Compensation” using the fair value method. A stock compensation charge of $0 and $195 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Condensed Consolidated Statements of Operations for the three-and nine-month periods ended September 30, 2005, as required under APB No.25. There was a similar charge of $47 and $182 for the three-and nine-month periods ended September 30, 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years. No options were exercised during the three- and nine-month periods ended September 30, 2005 and options to purchase 96,000 shares were outstanding as of September 30, 2005.

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

During the third quarter of 2005, the Company granted options to purchase 560,000 shares of Common Stock, at exercise prices ranging from $5.16 to $5.88 per share, and the Company issued 143,677 shares of Common Stock under its stock option and purchase programs for consideration of $636. Options to purchase 5,473,071 shares were outstanding at September 30, 2005. During the comparable period of 2004, the Company granted options to purchase 1,267,055 shares of Common Stock, at exercise prices ranging from $7.06 to $8.29 per share, and the Company issued 104,103 shares of Common Stock under its stock option and purchase programs for consideration of $440. Options to purchase 6,259,440 shares were outstanding at September 30, 2004.

Under SFAS No. 123, pro forma information regarding net income (loss) per share is required, and has been determined as if CEVA had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and nine months ended September 30,
	2005 (unaudited)	2004 (unaudited)
Dividend yield	0%	0%
Expected volatility	34-39%	51-80%
Risk-free interest rate	2%	2%
Expected life	3-4 Years	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

The weighted-average fair value of the options granted during the three months ended March 31, June 30, and September 30, 2005 was $8.21, $6.15 and $5.50, respectively. During the comparable periods of 2004 the weighted-average fair value of the options granted was $10.25, $8.39 and $7.43, respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

The following pro forma information includes the effect of the options granted to the Company’s employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Nine months ended September 30,		Three months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Net income (loss) as reported	$(2,119)	$1,463	$(530)	$560
Add (deduct): Total stock-based employee compensation credit (expense) determined under fair value based method for all awards, net of related tax effects	(1,959)	(7,979)	(1,040)	(2,157)
Pro forma net (loss)	$(4,078)	$(6,516)	$(1,570)	$(1,597)
Net income (loss) per share:
Basic as reported	$(0.11)	$0.08	$(0.03)	$0.03
Basic pro forma	$(0.22)	$(0.35)	$(0.08)	$(0.09)
Diluted as reported	$(0.11)	$0.08	$(0.03)	$0.03
Diluted pro forma	$(0.22)	$(0.35)	$(0.08)	$(0.09)

NOTE 8:    REORGANIZATION AND SEVERANCE CHARGE

The Company’s management and board of directors approved a reorganization plan in the second quarter of 2005, which resulted in a charge of $1.7 million in the third quarter and $3.3 million for the first nine months of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Management is required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

If an exit strategy in respect of a leased property is appropriate, the underutilized building operating lease charge is calculated taking into consideration the surrender value based on a multiple of annual outgoings given the underlying market conditions. Otherwise, the underutilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

In the third quarter of 2005, Management conducted exit negotiations with the landlord in respect of one of its properties in Ireland. Management consequently updated their provision in respect of this property to reflect an exit strategy resulting in a net additional charge of $1.7 million in the third quarter.

The major components of the restructuring and other charges of which $3,342 is included in accrued expenses and other payables and $190 is included in long term accrued liabilities, at September 30, 2005 are as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	Severance and related costs (unaudited)	Provision for future operating lease charges on idle facilities (unaudited)	Legal and professional fees (unaudited)	Total (unaudited)

Balance as of December 31, 2004	$855	$2,211	$-	$3,066
Charge, net	970	2,146	191	3,307
Non-cash stock compensation charge	(117)	-	-	(117)
Cash outlays	(1,455)	(1,163)	(106)	(2,724)
Balance as of September 30, 2005	$253	$3,194	$85	$3,532

NOTE 9:    IMPAIRMENT OF ASSETS

The Company recorded an impairment charge of $400 in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as the Company has decided to cease the development of this product line due to the minimal differentiation between competing solutions. The Company also recorded an impairment charge of $110 in the same period relating to non-performing assets following the implementation of its reorganization plan.

NOTE 10:   INCOME TAXES

On March 29, 2005, the Israeli Parliament passed an amendment to the Law For The Encouragement Of Capital Investments, 1959 (the “Law”), which provides expanded tax incentives for future industrial investments and simplified the bureaucratic process for obtaining approval of investments qualifying for tax incentives (the “2005 Amendment”). Under the Law, capital investments in new or expanded production facilities in Israel upon approval by the Israeli government can be designated as an “Approved Enterprise.” An Approved Enterprise may receive cash incentives from the Israeli government or a company may elect an “alterative track” that allows it to forego the cash incentives in favor of certain tax exemptions. The 2005 Amendment primarily relates to the “alternative track” tax incentives which the Company has elected for its Approved Enterprises. Changes include special tax incentives and expedited approval process for companies that make minimum qualifying investments in fixed assets in production facilities located in Israel. The 2005 Amendment became effective on April 1, 2005. The Company is currently evaluating the impact of the 2005 Amendment on its business operations.

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 - 25%.

NOTE 11: NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004 Share Based Payment (“Statement 123R”)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Generally, the approach in Statement 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized in income based on their fair values while Statement 123R requires all share-based payments to employees to be recognized in income based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for Statement 123R. The new rule does not change any of the accounting provisions. As a result, the Company will adopt the accounting provisions of Statement 123R as of January 1, 2006. The Company is currently evaluating the impact of applying the various provisions of Statement 123R.

Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock option and stock purchase plans rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice. The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 ("APB 20") and FASB Statement No. 3" ("SFAS No. 154") which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “—Factors That Could Affect Our Operating Results,” as well as those otherwise discussed in this section and elsewhere in this quarterly report and our Annual Report on Form 10-K/A. See “Forward-Looking Statements.”

BUSINESS OVERVIEW

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA is one of the world’s leading licensor of Digital Signal Processors (DSP) cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property (“IP”) to leading semiconductor and electronics companies worldwide.

We design and license high performance, low-cost, power-efficient embedded DSP cores and integrated application solutions. We license our technology as intellectual property to leading electronics companies, which in turn manufacture, market and sell DSP application specific integrated circuits (“ASICs”) and application specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume wireless (e.g., cellular baseband and application solutions), portable consumer multimedia (e.g., portable digital players), consumer home multimedia (e.g., DVD systems, gaming consoles), storage markets (e.g., hard disk drive), location markets (e.g., GPS for automotive and wireless handsets), and communication markets (e.g., serial ATA).

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, system platform, software and system solutions tools which enable the rapid design of embedded DSP and application specific solutions for use across a wide variety of applications. Our solution includes a family of programmable DSP cores with a range of cost, power efficiency and performance points; associated system-on-chip (SoC) system - platform (the essential SoC hardware and software infrastructure integrated with the core); and a portfolio of complete system-solutions in the areas of video processing, audio processing, speech processing, GPS location and VoIP communications. Our services division assists our customers in the deployment of their CEVA based solutions.

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

•    Capitalize on our IP licensing and royalty business model. We seek to maximize the advantages of our IP model, which we believe is the best vehicle for pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling of silicon products, we are free to focus most of our resources on research and development.

RESULTS OF OPERATIONS

Total Revenues

The small decrease in total revenues, less than 2% for the first nine months of 2005 over the corresponding period of 2004 reflects higher royalty revenues offset somewhat by lower licensing and service revenues. The decrease in total revenues of 14% for the third quarter of 2005 compared to the third quarter of 2004 reflects lower licensing revenue specifically in the GPS product line and small decreases in royalty and service revenues.

Licensing and royalty revenues accounted for 87% of our total revenues in the first nine months of 2005 compared with 86% for the first nine months of 2004. Licensing and royalty revenues accounted for 85% of our total revenues in the third quarter of 2005 compared with 87% for the third quarter of 2004. One customer accounted for more than 10% of revenues in the first nine months of 2004 and 2005. Three customers accounted for more than 10% of revenues in the third quarter of 2005 compared to one customer in the third quarter of 2004. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter-to-quarter.

We generate our revenues from licensing IP, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of the our IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We account for all of our other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended.

We generate royalties from licensing activities in two manners: royalties paid by our customers over the period in which they ship units that we refer to as per unit royalties and royalties that are paid in a lump sum that cover a fixed number of future unit shipments which we refer to as prepaid royalties.  The prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or about to begin making unit shipments and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  In either case, these prepaid royalties are non-refundable payments and are recognized upon invoicing for payment, provided that no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 19% of total revenue in the first nine months of 2005, compared to 13% of total revenue for the first nine months of 2004. All of the prepaid royalties recognized in the first nine months of 2004 and 2005 were subsequently negotiated with existing prepaid licensees. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees.

Licensing and Royalty Revenues

	Nine Months 2004	Nine Months 2005	Third Quarter 2004	Third Quarter 2005
Licensing and royalty revenues (in millions)	$24.4	$24.2	$8.5	$7.2
of which:
Licensing revenues (in millions)	$20.4	$19.4	$6.9	$5.7
Royalty revenues (in millions)	$4.0	$4.9	$1.6	$1.5

The small decrease in licensing revenues for the first nine months of 2005 over the corresponding period of 2004 reflects revenue growth from our serial ATA technology offset somewhat by lower revenues from our GPS 4000, DSP, PLL and Bluetooth technologies. Licensing revenues for the third quarter of 2005 compared to third quarter of 2004 declined as revenue growth from our DSP technologies was more than offset by lower revenues from our GPS 4000, PLL and Bluetooth technologies in the current period.

There was a small decrease in per-unit royalty revenue in the third quarter of 2005 over the corresponding period in 2004. The increase in royalty revenue in the first nine months of 2005 over the corresponding period of 2004 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our Ceva Teak and Teaklite cores continued to report increased unit shipments in 2/2.5G baseband cellular and portable audio players, camcorders, disk drive controllers and DSL chips. Our customers reported sales of 27 and 84 million chips incorporating our technology in the third quarter and first nine months of 2005, respectively compared with 31 and 73 million in the comparable periods of 2004. Our third quarter 2005 royalty revenue was $1.5 million compared to $1.6 million in the second quarter and $1.8 million in the first quarter of 2005. Our customers reported sales of 27 million chips incorporating our technology in both the second and third quarters and 30 million chips in the first quarter of 2005. The decrease from the first and second quarter of 2005 reflects the seasonality of the end markets of a number of our licensees’ customers.

We had 23 customers shipping units incorporating our technology offerings in the third quarter of 2005 compared to 22 customers in the first and second quarters of 2005. This compares with 26 customers in the first, second and third quarters of 2004. On September 30, 2005, we had 16 customers paying per unit royalty and 7 in prepaid royalty compared to 15 customers paying per unit royalty and 7 in prepaid royalty on both March 31 and June 30, 2005. This compares to 18 customers paying per unit royalty and 8 in prepaid royalty on both March 31 and September 30, 2004 and 17 customers paying per unit royalty and 9 in prepaid royalty on June 30, 2004.

The five largest customers paying per unit royalty accounted for 72% and 71% of total royalty revenues in the third quarter and first nine months of 2005, respectively compared to 71% for the corresponding periods of 2004. Six customers, including those in prepaid royalty shipped in excess of 5 million units in the first nine months of 2005, compared to four customers in the first nine months of 2004. One customer, shipped in excess of 5 million units in both the second and third quarters of 2005, compared to two customers in the first quarter of 2005. Two customers shipped in excess of 5 million units in the second and third quarters of 2004 and one customer shipped in excess of 5 million units in the first quarter of 2004.

Other Revenues

Other revenues include services and maintenance and support for licensees. Other revenues decreased by 1% and 9% in the third quarter and first nine months of 2005 from the second quarter and first nine months of 2004 reflects the completion of a number of services contracts during 2004.

Geographic Revenue Analysis

	First Nine Months 2004		First Nine Months 2005		Third Quarter 2004		Third Quarter 2005
			(in millions, except percentages)
United States	$7.4	26%	$10.7	38%	$4.2	43%	$2.4	29%
Europe, Middle East, Africa	$13.4	47%	$5.6	20%	$3.5	37%	$1.5	18%
Asia	$7.7	27%	$11.7	42%	$2.0	20%	$4.5	53%

Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

Cost of revenues accounted for 12% of total revenues for the third quarter and first nine months of 2005, compared with 12% and 15%, respectively, for the corresponding periods of 2004. Gross margins for the third quarter and first nine months of 2005 were 88%, compared with 88% and 85%, respectively, for the corresponding periods of 2004. The decrease in the dollar amount of cost of revenues and the increase in gross margins in the third quarter and first nine months of 2005 compared with the corresponding periods in 2004 reflect the shift in revenue mix with increased higher gross margin royalty revenue as a percentage of total revenues in 2005.

Operating Expenses

Total operating expenses before reorganization, severance and impairment charges increased to $8.2 million for the third quarter of 2005 from $7.9 million for the third quarter of 2004. For the first nine months of 2005, total operating expenses before reorganization, severance and impairment charges increased to $25.4 million from $23.0 million for the same period in 2004. The increase in total operating expenses before reorganization, severance and impairment charges principally reflects increased costs associated with our research and development programs.

Reorganization and severance charge totaled $1.7 million in the third quarter and $3.3 million in the first nine months of 2005. The charge arose in connection with the decision to restructure our corporate management, reduce overhead and consolidate our activities. We also recorded impairment charges of $0.5 million in the second quarter and first nine months of 2005 of which $0.4 million related to the impairment of intangible assets following the cessation of our Bluetooth product line and the balance related to non-performing assets following the implementation of our reorganization plan.

Research and Development Expenses, Net

Our research and development expenses increased to $5.0 million for the third quarter of 2005 from $4.4 million for the third quarter of 2004. For the first nine months of 2005, research and development expenses increased to $15.5 million from $12.6 million for the same period in 2004. The increase in research and development expenses in the third quarter and first nine months of 2005 from the corresponding periods of 2004 principally reflects a combination of increased headcount and increased sub-contract design primarily in our DSP and serial ATA research and development programs.

The number of research and development personnel was 166 at September 30, 2005, compared with 163 at September 30, 2004.

Sales and Marketing Expenses

Our sales and marketing expenses decreased to $1.6 million for the third quarter of 2005 from $1.8 million for the third quarter of 2004. For the first nine months of 2005, sales and marketing expenses decreased to $4.9 million from $5.2 million for the same period in 2004. The decrease in sales and marketing expenses in 2005 from 2004 principally reflects lower marketing activity. Sales and marketing expenses as a percentage of total revenues were 19% and 17% for the third quarter and first nine months of 2005 compared with 18% for the both periods. The total number of sales and marketing personnel was 22 at June 30, 2005, compared with 20 at September 30, 2004.

General and Administrative Expenses

Our general and administrative expenses decreased to $1.4 million for the third quarter of 2005 from $1.6 million for the third quarter of 2004. For the first nine months of 2004 and 2005, general and administrative expenses were $4.5 million. The decrease in general and administrative expenses in the third quarter of 2005 from 2004 principally reflects reduced corporate management and overhead costs. The number of general and administrative personnel was 30 at September 30, 2005 compared with 36 at September 30, 2004.

Amortization of Other Intangibles

Our amortization charge decreased to $191,000 for the third quarter of 2005 from $223,000 for the third quarter of 2004. For the first nine months of 2005, our amortization charge decreased to $632,000 from $669,000 for the same period in 2004. The amount of other intangible assets was $1.7 million at September 30, 2005 and $2.6 million at December 31, 2004. Following the impairment of the Bluetooth intangible assets of $0.4 million in the second quarter of 2005, we anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $191,000 per quarter.

Reorganization and severance charge

The Company’s management and board of directors approved a reorganization plan in the second quarter of 2005, which resulted in a charge of $1.7 million in the third quarter and $3.3 million for the first nine months of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Management is required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

If an exit strategy in respect of a leased property is appropriate, the underutilized building operating lease charge is calculated taking into consideration the surrender value based on a multiple of annual outgoings given the underlying market conditions. Otherwise, the underutilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

In the third quarter of 2005, Management conducted exit negotiations with the landlord in respect of one of its properties in Ireland. Management consequently updated their provision in respect of this property to reflect an exit strategy resulting in a net additional charge of $1.7 million in the third quarter.

Impairment of assets

We recorded an impairment charge on our intangible assets of $0.4 million in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus following the decision to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded an impairment of $0.1 million in the same period relating to of non-performing assets following the implementation of our reorganization plan.

Interest and Other Income, Net

	First nine months 2004	First nine months 2005	Third Quarter 2004	Third Quarter 2005
Interest and other income, net (in millions)	$0.50	$2.76	$0.15	$1.98
of which:
Interest income (in millions)	$0.51	$1.15	$0.17	$0.47
Foreign exchange gains (in millions)	$(0.01)	$0.10	$(0.02)	$0.00
Gain on realization of investment (in millions)	$-	$1.51	$-	$1.51

Interest and other income, net consists of interest earned on investments, foreign exchange movements and gain on disposal of investment. The increase in interest earned in the third quarter and first nine months of 2005 from the corresponding periods of 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a gain of $100,000 in the first nine months of 2005 and a loss of $14,000 for the corresponding period of 2004.

We recorded a gain of $1.5 million in the third quarter of 2005 from the realization of a minority investment in a private company acquired on the combination with Parthus. In December 2003, we had fully written down the carrying value of the investment having assessed the carrying value of the investment taking into consideration the potential discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which this private company operated at that time.

Provision for Income Taxes

The provision for income taxes in the third quarter and first nine months of 2004 and 2005 reflects lower profits incurred domestically and in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had approximately $24.5 million in cash and cash equivalents and $35.9 million in marketable securities and deposits, totaling $60.4 million compared to $59.6 million at December 31, 2004. During the first nine months of 2005, the Company invested $39.3 million of its cash in certificates of deposits and U.S. government and agency securities with maturities from 4 to 9 months. In addition, certificates of deposits and U.S. government and agency securities were sold for cash amounting to $42.4 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.

Net cash provided by operating activities in the first nine months of 2005 was $2.3 million, compared with $31.2 million of net cash used in operating activities for the comparable period in 2004. Included in the operating cash inflow in the first nine months of 2005 were net proceeds of $3.1 million from marketable securities and $2.7 million outflow in connection with restructuring and reorganization costs. Included in the operating cash outflow in the first nine months of 2004 was $30.7 million used in the purchase of marketable securities and $1.6 million in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during the first nine months of 2005 was $1.9 million and $1.1 million for the corresponding period in 2004.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $3.5 million of restructuring and reorganization costs accrued at September 30, 2005, we expect a cash outflow of approximately $3.2 million in the next 12 months, primarily relating to payments in respect of idle facilities and severance and employee-related costs. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our customers and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the applicable contracts.

Cash has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $0.8 million in the first nine months of 2005 and $2.7 million for the comparable period in 2004. The high level of capital expenditures in the first nine months of 2004 was principally due to investment in new design tools and tenant improvements associated with the move of our facility in Israel to new premises. Proceeds from the sale of property and equipment amounted to $13,000 in the first nine months of 2005 and $49,000 for the corresponding period in 2004. We had a cash outflow of $153,000 for acquired technology in the first nine months of 2005 and $30,000 for the comparable period in 2004. We had a cash inflow of $1.3 million from the disposal of a minority investment in a private company in the first nine months of 2005.

Net cash provided by financing activities of $1.8 million in the first nine months of 2005 and $1.9 million for the corresponding period in 2004 reflects proceeds from the issuance of shares upon the exercise of stock options and the issuance of shares under our employee stock purchase plans.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances however, that the underlying assumed levels of revenues and expenses will prove to be accurate that would likely detrimentally impact our cash on hand. We have future payments of $25.9 million under contractual obligations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

A portion of our revenue is derived from license agreements that entail the customization of our application IP to the customer’s specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts,” based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such IP requires significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

We account for our other IP license revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants and as amended by SOP 98-4 and SOP 98-9 and related interpretations (collectively “SOP 97-2”). We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

Under SOP 97-2, revenues are recognized when: (1) collectability is probable; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements, as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when VSOE of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements normally is determined based on the price charged for the undelivered element when sold separately.

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

We do not provide for U.S. Federal Income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested and, in our opinion, will continue to be re-invested indefinitely. In addition, we operate within multiple taxing jurisdictions involving complex issues and we provide for tax liabilities on investment activity as appropriate.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142.

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

In October 2004, we completed our annual impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. The goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with the fair value at that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose. In October 2005, we engaged with external consultants to assist in the preparation of a detailed and comprehensive step one evaluation of Ceva’s goodwill, to be performed in the fourth quarter of 2005 to determine whether our goodwill is potentially impaired.

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

Reorganization, restructuring and severance charge

The Company’s management and board of directors approved a reorganization plan in the second quarter of 2005, which resulted in a charge of $1.7 million in the third quarter of 2005 and $3.3 million for the first nine months of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Management are required to make certain estimates and assumptions in assessing the underutilized building operating lease charge arising from the reduction in facility requirements. Management take into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

If an exit strategy in respect of a leased property is appropriate, the underutilized building operating lease charge is calculated taking into consideration the surrender value based on a multiple of annual outgoings given the underlying market conditions. Otherwise, the underutilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

In the third quarter of 2005, Management commenced exit negotiations with the landlord in respect of one of its properties in Ireland. Management consequently changed their assumptions in respect of this property to reflect an exit strategy resulting in a net additional charge of $1.7 million in the third quarter.

Foreign Currency

The U.S. dollar is the functional currency for the Company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Assets and liabilities denominated in foreign currencies are translated at year end exchange rates while revenues and expenses are translated at rates approximating those ruling at the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-US dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a small foreign exchange impact in the third quarter and first nine months of 2004 and 2005.

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

RISKS RELATING TO OUR MARKETS

The industries in which we license our technology recently have experienced a challenging period of slow growth that has negatively impacted and could continue to negatively impact our business and operating results.

The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history, with total semiconductor sales worldwide declining by more than 30%, according to the Semiconductor Industry Association. The market for semiconductors used in mobile communications was particularly hard hit, with the overall decline in sales worldwide estimated by Gartner Dataquest to have been well above 30%. These adverse conditions stabilized but did not improve during the course of 2002. During the course of 2003 and 2004, a recovery appeared to begin although this recovery began to slow in the later half of 2004. Moreover, certain products or applications may still be in their infancy or have a low penetration rate. For example semiconductor companies, OEMs and ODMs continue to delay GPS integration to cellular phones until they have better visibility on GPS deployment by the operators. If this apparent recovery is not sustained through 2005 and beyond, our business could be further materially and adversely affected.

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue.

The markets for the products in which our technology is used are highly competitive for example, semiconductor customers may choose to adopt a multi-chip, off the shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. For example, the SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure on both licensing and royalty revenue. It may also cause our existing customers to move their orders to our competitors. Many of our competitors are large companies that have significantly greater financial and other resources than we have.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers may also decide to satisfy their needs through in-house design . We compete on the basis of price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation, and financial strength. Our inability to compete effectively on these basis could have a material adverse effect on our business, results of operations and financial condition.

Our operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and thus are not a meaningful indicator of future performance.

In some quarters our operating results may be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

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

We expect that a limited number of licensees, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments, although they may provide for royalties based on product shipments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

We depend on market acceptance of third-party semiconductor intellectual property.

Our future growth will depend on the level of acceptance by the market of our third-party licensable intellectual property model and the variety of intellectual property offerings available on the market, which to a large extent are beyond our control. If the market shifts and third-party SIP is no longer desired by our customers, our business, results of operations and financial condition could be materially harmed.

We depend on the success of our licensees to promote our solutions in the marketplace.

We do not sell our technology directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. Because we do not control the business practices of our licensees, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our licensees will devote satisfactory efforts to promote our solutions. In addition, our unit royalties from licenses are totally dependent upon the success of our licensees in introducing products incorporating our technology and the success of those products in the marketplace. If we do not retain our current licensees and continue to attract new licensees, our business may be harmed.

We depend on a limited number of key personnel who would be difficult to replace.

Our success depends to a significant extent upon certain of our key employees and senior management; the loss of the service of these employees could materially harm our business. Competition for skilled employees in our field is intense. We cannot assure you that in the future we will be successful in attracting and retaining the required personnel.

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

ADDITIONAL RISKS RELATING TO OUR BUSINESS

Our success will depend on our ability to successfully manage our geographically dispersed operations.

Most of our employees are located in Israel and Ireland. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our key officers or key employees due to military service.

If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. For example, we have already licensed our multimedia solutions; however, this technology has not yet been deployed by our licensees to their end market and may be subject to further modifications to address evolving market demands. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain R&D capabilities from their IP providers.

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

Our success and ability to compete depend in large part upon the protection of our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret, mask work and other intellectual property rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement or to protect us from the claims of others. As a result, we face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties.

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

Although we are not currently involved in any litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There is a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Claims against us may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

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

Historically, a substantial portion of our licensing revenues has been derived in any period from a relatively small number of licensees. Because of the substantial license fees we charge, our customers tend to be large semiconductor companies or vertically integrated system OEMs. Part of our current growth strategy is to broaden the adoption of our products by small and mid-size companies by offering different versions of our products, targeted at these companies. In addition we plan to continue expanding our sales to include additional geographic areas. Asia, in particular, is a region we have targeted for growth. If we are unable to develop and market effectively our intellectual property through these models, our revenues will continue to be dependent on a smaller number of licensees and a less geographically dispersed pattern of licensees, which could materially harm our business and results of operations.

Our independent registered public accounting firm may qualify in their attestation on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an ongoing basis, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently than we do, then they may decline to attest to our management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce.  Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, as amended” will require us, starting in 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations.  The recognition of these expenses in our statements of operations will result in lower net income (loss) per share, which could negatively impact our future stock price.  In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitiors.

ADDITIONAL RISKS RELATING TO OUR
INTERNATIONAL OPERATIONS

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our costs.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 34%-36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Although there is no expectation of any changes to Irish tax law, if our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Irish and Israeli operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have a material adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a gain of $100,000 in the first nine months of 2005 and a loss of $14,000 for the corresponding period of 2004.

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

Net interest income was $1.2 million in the first nine months of 2005 and $0.5 million for the corresponding period of 2004. We are exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

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

As we disclosed in our 10-K/A filed with the SEC on April 26, 2005 (the "10-K/A"), during the first quarter of 2005, we began analyzing the steps to be taken to remediate the material weakness described in our 10-K/A. We have completed the following remediation actions during the first nine months of 2005:

•
set up procedures to ensure that a comprehensive review of all past and future agreements is undertaken when we are entering into a new revenue generating agreement with a customer where we have an existing relationship with this party such as an existing customer, supplier or service provider relationship;

•	retained a third-party accounting firm to consult on complicated technical accounting issues; and

•	ensured that our accounting and finance personnel have attended U.S. GAAP courses on revenue recognition policies.

While we believe that these corrective actions, taken as a whole, remediate the material weakness referenced above, a control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, will be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management to override the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 19, 2005. Holders of an aggregate of 18,776,144 shares of common stock at the close of business on June 8, 2005 were entitled to vote at the meeting and the Holders of 13,381,305 shares of common stock were present or represented by Proxy at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal 1

The following Directors were elected at the meeting to serve for a one-year term:

	For	Withheld

Eliyahu Ayalon	12,905,012	476,293
Brian Long	12,831,687	549,618
Zimon Limon	13,157,240	224,065
Bruce A. Mann	12,720,281	661,024
Peter McManaman	12,905,099	476,206
Sven-Christer Nillsson	13,131,013	250,292
Louis Silver	13,100,696	280,609
Dan Tocalty	13,229,793	151,512

Proposal 2

Amend our amended and restated certificate of incorporation to reduce the number of shares of common stock authorized for issuance from 100,000,000 to 60,000,000.

For 13,326,746	Against 4,505	Abstained 50,054

Proposal 3

To ratify the selection of Ernst & Young Chartered Accountants as independent auditors of the company for the fiscal year ending December 31, 2005:

For 13,352,692	Against 3,989	Abstained 24,624

The proposals above are described in detail in the Company's definitive proxy statement dated June 14, 2005, for the Annual Meeting of Stockholders held on July 19, 2005.

Item 6.    EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: November 9, 2005	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)
Date: November 9, 2005	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer