Form 10-K
period 2005-12-31
CEVA  INC
filed 2006-03-14
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number: 000-49842

______________

CEVA, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 150,
San Jose, California 95110-1002
(Address of Principal Executive Offices)(Zip Code)

(408) 514-2900
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ NATIONAL MARKET

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $110,047,249 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2006
Common Stock, $0.001 par value per share	19,126,449 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that Digital Signal Processing (DSP) is one of the fastest-growing sectors of the semiconductor industry;

•

Our belief that the semiconductor intellectual property (SIP) is a relatively new and emerging trend that continues to gain momentum;

•

Our belief that given the complexity of applications for DSPs, there is increasing industry shift away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications, and that we are well positioned to take full advantage of these trends;

•

Our anticipation that our future products will enable true mobile multimedia integration into cellular handsets and the possible inclusion of technologies, such as WiFi and VoIP, into these products, and our belief that these features will provide the desired flexibility for wireless semiconductors;

•

Our belief that our advances in video technology, high-end audio technologies and home entertainment applications will contribute to our growth in future periods;

•

Our expectation that we typically launch each new core, platform or solution upgrade with a signed license agreement with a blue-chip customer; and

•

Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deem reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Item 1a: Risk Factors.

This report contains market data prepared by third parties, including Gartner-Dataquest, Forward Concepts Semico Research Corp and the Semiconductor Industry Association. Actual market results may differ from the projections of such organizations. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

*  *  *  *  *

i

The financial information in this annual report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA (formerly known as ParthusCeva) was formed through the combination of Parthus Technologies plc and CEVA in November 2002. For periods prior to November 1, 2002, the financial data of CEVA present the financial position, results of operations and cash flows of the licensing business and operations of DSP Group, Inc. (DSPG), which have been carved out from the financial statements of DSPG using the historical results of operations and historical bases of the assets and liabilities of the DSPG business that it comprises. The consolidated financial data for the years 2001-2002 reflect the assets, liabilities, results of operations, changes in stockholders’ equity and cash flows (the “Company’s Business”) as if CEVA and its subsidiaries had been a separate entity for those periods presented. Unless otherwise indicated, the financial information in this annual report includes the results of the business of Parthus Technologies plc only for the period following the combination on November 1, 2002.

Our website address is www.ceva-dsp.com. Copies of our filings with the Securities and Exchange Commission (SEC) are made available on our website as soon as practicable after filing and are also available at the SEC’s website, www.sec.gov.

ii

PART I

Item 1. Business

Company Overview

Headquartered in San Jose, California, CEVA is the leading licensor of digital signal processor (DSP) cores, multimedia, GPS and storage platforms to the semiconductor industry. For more than twelve years, CEVA has been licensing DSP cores and platforms  intellectual property (IP) to leading semiconductor and electronics companies worldwide.

We license a family of programmable DSP cores, DSP-based subsystems and application-specific platforms including multimedia, audio, Voice over Packet (VoP), GPS location, Bluetooth, Serial Attached SCSI and Serial ATA (SATA).

We license our technology as Intellectual Property (IP) to leading electronics companies, which in turn manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including wireless handsets (e.g. cellular baseband and multimedia solutions), portable multimedia (e.g. portable video players and portable audio players), home entertainment (e.g. DVD), storage markets (e.g. hard disk drives) and communications markets (e.g. high-speed serial storage).

Our revenue mix contains IP licensing fees, per-unit royalties and support fees. We have built a strong network of licensing partners who rely on our technology to deploy their silicon solutions. Today our technologies are widely licensed and power some of the world’s leading wireless and consumer electronics brands including  Atmel, Broadcom, EoNex, Freescale, Fujitsu, Hitachi, Infineon,  Macronix, Marvell, Maxim, National Semiconductor, nVidia, Oki, Philips, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA, Zoran and more. In 2005 our licensees shipped over 115 million CEVA-powered chips, an increase of  8% over 2004 shipments of 106 million units.

CEVA was created through the combination of the DSP IP licensing division of DSPG and Parthus Technologies plc in November 2002. We have over 200 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Europe, Asia, Israel and the United States. CEVA is traded on both the NASDAQ (CEVA) and London Stock Exchange (CVA).

Industry Background

Digital Signal Processor(DSP) Cores

Digital Signal Processing (DSP) is one of the fastest-growing sectors of the semiconductor industry. DSP is fundamental to all communication (wireless, broadband, Voice over Internet Protocol (VoIP)), and to all digital multimedia processing (audio, video, image). For example, in wireless, DSP converts an analog signal, such as the human voice, to digital form, before being transferred through an air-interface, and converts that digital form back to an analog signal on the receiving side. DSPs power the communication and multimedia functions of a wide array of devices, including the baseband modems of cellular phones, digital multimedia signals for many devices including cellular phones, portable multimedia players, camcorders and digital still cameras. Digital Signal Processing techniques are also widely used in applications such as digital DVDs/DVRs, HDTVs, set-top boxes, and the hard disk drives used for PCs and consumer electronic devices.

As the number of electronic devices that require the processing of digital data has grown, so has the demand for reliable and ever more sophisticated DSP cores and associated algorithms built around them. Analyst firm Forward Concepts forecasts total DSP semiconductor shipments will grow at a compound annual growth rate (CAGR) of 18.9% from $7.8 billion in 2005 to $18.5 billion in 2009.

Semiconductor Intellectual Property (SIP)

The demand for wireless devices and multimedia applications has grown substantially in recent years. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressure to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power.

While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, design capabilities resources have not kept pace with the advances in this technology resulting in a growing “design gap” between their increasing manufacturing potential and restrained design capabilities. To address this “design gap,” many semiconductor designers and manufacturers are increasingly choosing to license proven intellectual property (IP), such as processor cores (including DSPs), memory and application-specific platforms, from third party SIP companies rather than to develop those technologies in-house.

CEVA Business

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and range of  software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Packet (VoP), location-based GPS, Bluetooth, Serial Attached SCSI and Serial ATA (SATA). Our services division assists our customers in the deployment of their CEVA-based solutions. In addition we offer design services to our customers.

Given the complexity of applications for DSPs, there is increasing industry shift away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications. With more complex designs and shorter design cycles it is no longer cost efficient and becoming  progressively more difficult for most semiconductor companies and designers to develop the technology in-house. Therefore, companies increasingly rely on licensing other intellectual property, such as DSP cores, from third parties like CEVA. Such business models also enable semiconductor companies to further enhance their open-architecture-based offerings with complementary products, available through a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

IP Business Model

Our objective is that our CEVA DSP cores become the DSP-of-choice in the embedded DSP market. To enable this goal, we have and continue to license on a worldwide basis to semiconductor and system OEM companies that design, manufacture and source CEVA-based solutions combined with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling of silicon products, we are free to widely license our technology, and free to focus most of our resources on research and development and DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions, and develop their own unique product roadmaps. Through our extensive licensing, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chips from a wide range of suppliers, thus reducing dependence on any one supplier, fostering price competition which thereby helps contain the cost of CEVA-based products.

We operate a licensing and per-unit royalty business model. We typically charge a license fee for access to our technology, and a royalty fee for each unit of silicon which incorporates our technology. License fees are invoiced in accordance with contract terms. Royalties are invoiced one quarter in arrears and are generally a percentage of the sales price of the CEVA-based silicon product or a fixed unit rate.

Strategy

We believe the industry is indicating a clear shift in customer preference away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications. We believe that the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets including mobile multimedia, audio and GPS, we believe we are well positioned to take full advantage of these major industry shifts. To do so we intend to:

•

Continue to develop and enhance our range DSP Cores and associated subsystem. We seek to enhance our existing family of  DSP cores and SoC  platforms with additional features, performance and capabilities.

•

Continue to develop and enhance our range of complete and highly-integrated application-specific platforms. We intend to continue developing our integrated IP solutions which combine application-specific software and dedicated logic – such as video, audio and VOIP – built around our DSP cores, and deliver to our licensing partners as a complete and verified system solution.

•

Capitalize on our relationships and leadership. We seek to expand our worldwide community of semiconductor and system OEM licensees who are developing CEVA-based solutions.

•

Capitalize on our IP licensing and royalty business model. We seek to maximize the advantages of our IP model which we believe is the best vehicle for pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling of silicon products, we are free to focus most of our resources on research and development.

Products

We are the leading licensor of DSP cores and communication solutions to the semiconductor industry. We offer a family of programmable DSP cores, associated sub systems platforms and a portfolio of application platforms including multimedia, audio, Voice over Packet (VoP), GPS location, Bluetooth, Serial Attached SCSI and Serial ATA (SATA). Our services division assists our customers in the deployment of their CEVA-based solutions.

The diagram below illustrates how our portfolio of cores, system-platforms and systems-solutions integrate into a typical system-on-chip.

RISC Subsystem
CEVA DSP
Peripherals
MEMORY
VIDEO
IMAGE
AUDIO
VoIP
GPS
BLUETOOTH
MEMORY
PLL
SATA
SAS
SGMII
Hard Drive / DVD-ROM / Backplane

DSP Cores – Signal Processing
CEVA-X1620, CEVA-Teak,
CEVA-TeakLite, CEVA-TeakLite-II

DSP System Platforms
XS1200 for Multimedia
XS1100 for Baseband
Xpert-Teak, Xpert-TeakLite-II

Application Platforms
Video, Audio, Image, VoIP,
GPS, Bluetooth

High-speed Serial Storage
SATA 1.5/3.0 Gbps, SAS, SGMII

CEVA DSP Cores

We market a family of synthesizable programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, allowing customers to select a core ideally suited to their target application. The ability to match processing power to the application is an important consideration when designers select a DSP supplier. Our family of cores is largely software compatible, meaning that software from one core can be applied to another which significantly reduces investment in code development, tools and designer training.

Our current portfolio of programmable DSP cores includes:

•

CEVA-X – CEVA-X is a scalable VLIW-SIMD DSP architecture delivering very high levels of  performance at low power consumption. Uniquely, CEVA-X is designed as a multipurpose architecture allowing multiple derivative cores with the optimal performance/price/power point requirements to multiple markets such as 2.5G/3G multimedia phones, PDAs, digital cameras and camcorders, DTV, Set-top boxes and HD-DVD. CEVA-X combines extendibility – the architecture can be extended with user-defined instruction sets – with scalability, supporting between 2 to 8 MAC units as well as additional computational resources and memory bandwidth. CEVA-X enables licensees to efficiently develop software using high-level languages such as C and C++ which reduces the cost of development.

CEVA-X1620, the first implementation of the CEVA-X architecture family, is a 16/32 bit data width, dual MAC DSP with four 40-bit arithmetic units. The CEVA-X1620 can run up to 8 instructions simultaneously and up to 20 SIMD operations at any given cycle. Demonstration CEVA-X1620 silicon runs at 400Hz (TSMC 0.13µ). CEVA-X1620 is complemented by a Development Platform and Software Development Kit (SDK). All components of CEVA-X tools are developed in-house by CEVA to deliver optimal performance.

CEVA-X Markets: 3G wireless, portable multimedia video & audio processing, and home entertainment (Digital TV,HDTV, PVR, HD-DVD).

•

CEVA-Teak – CEVA-Teak is a 16-bit fixed-point general-purpose DSP core. Its dual MAC architecture features high-performance and bandwidth for complex signal processing implementations. Its capabilities to run up to 4 instructions simultaneously while using only a single 16-bit instruction word make it ideal for portable multimedia and wireless communication markets.

CEVA-Teak Markets: 2.5/3G wireless, portable multimedia, portable audio players, digital still cameras, and VoIP.

•

CEVA-TeakLite-II – CEVA-TeakLite-II is a single Multiply-Accumulate (MAC) 16-bit fixed point DSP core. The core extends the architecture of CEVA-TeakLite and CEVA-Oak, the most established and successful DSP cores to date in CEVA’s DSP family. CEVA-TeakLite-II  achieves a performance increase compared to its predecessor core, and delivers higher-level of integration in a small silicon die size. CEVA-TeakLite-II is positioned to meet high volume, but very cost sensitive markets such as 2G/2.5G wireless handsets, portable media players, hard disk drives, optical drives, and digital cordless phones. CEVA-TeakLite-II is fully compatible to both CEVA-TeakLite and CEVA-Oak DSPs at assembly and binary levels, which reduces our customers software development costs.

CEVA-TeakLite-II Markets: 2/2.5G wireless, portable audio players, VoIP phones, and hard disk drives.

•

CEVA-TeakLite – CEVA-TeakLite is a single Multiply-Accumulate (MAC) 16-bit fixed point DSP core. The TeakLite core is the most established and successful DSP core in CEVA’s DSP family with over 600 million chips powered by CEVA-TeakLite shipped to date. CEVA-TeakLite is positioned to meet high volume, but very cost sensitive markets such as 2G/2.5G wireless handsets, portable audio players, hard disk drives, optical drives, and home entertainment and communication devices. CEVA-TeakLite is fully compatible to the legacy CEVA-Oak DSP at assembly and binary levels which reduces our customers software development costs.

CEVA-TeakLite Markets: 2/2.5G wireless, portable audio players, VoIP phones, hard disk drives, and hearing aids.

We deliver our technology in two ways: either in the form of a mask-level chip layout (called a hard core), or in the form of a hardware description language definition (known as a soft core or a synthesizable core). All CEVA DSP cores are soft cores that can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of complementing software and platforms. In addition, we provide the necessary Development Boards, Software Development Tool kits and software debug tools, which facilitate system design, debug and software development.

CEVA Sub System Platforms

Designers today face escalating design costs and shrinking design timelines combined with ever decreasing probability of right-first-time silicon. To further reduce the cost, complexity and associated risk in bringing products to market, CEVA has developed a range of sub system platforms which combine selected hardware peripherals  which are essential to designers deploying CEVA DSP cores. Our sub system platforms contain a collection of peripherals such as on-chip data and program memory controllers, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and Power management unit. These hardware platforms are designed to be easily integrated into existing System-on-Chips (SoCs), providing standard protocols and interfaces such as AHB and APB bridges for Host-DSP efficient communications.

Our family currently includes four System-on-Chip (SoC) platforms:

•

CEVA-XS1100 – a low-power, highly-integrated SoC platform, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X DSP-based 3G wireless baseband designs. The CEVA-XS1100 exploits multiple innovative power-saving techniques such as system modules active only when needed, level-two memory architecture and caching, adjustable DSP system speed, decentralized interconnect topology and selective hardware/software wake-up events. The CEVA-XS1100 includes a complete set of DSP peripherals and interfaces, such as an Interrupt Controller, Power Management Unit, Timers and General Purpose I/Os, and provides easy means of connectivity to other systems present on chip.

CEVA-XS1100 Markets: 3G Wireless Modems.

•

CEVA-XS1200 – a low-power, highly-integrated SoC platform, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X DSP-based designs. The CEVA-XS1200 platform is based on the CEVA-XS1100 system platform and enhanced with a programmable 3D DMA co-processor and glue-less TDM ports. This provides designers with the ability to target high-performance applications, such as Multimedia, Communications, VoIP, Storage and more.

CEVA-XS1200 Markets: 3G wireless applications,  portable multimedia players,  home entertainment and high fidelity audio systems, and VoIP multi channel applications.

•

Xpert-TeakLite-II – a complete, low power, low cost, programmable DSP subsystem, designed for the embedded application markets. It includes configurable cached program memory, and direct program and data memories, high performance Direct Memory Access (DMA) controller, Buffered Time Division Multiplexing Port (BTDMP), Host processor interface unit (PIU), standard AMBA bridges (AHB & APB), optional Ethernet MAC, and more.

Xpert-TeakLite-II Markets: 2G/2.5G wireless applications, portable multimedia players, consumer/professional audio, and VoIP, VoCable, VoDSL and VoFTTH applications.

•

Xpert-Teak – a complete DSP subsystem for low-power, low-cost SoC designs targeted at applications such as wireless baseband and portable multimedia markets. Xpert-Teak includes multiple hardware peripherals and incorporates on-chip data and program memories, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and other peripherals.

Xpert-Teak Markets: 2/2.5G wireless applications, image and video processing, consumer/professional audio, and VoIP, VoCables andVoDSL applications.

CEVA Application Platforms

CEVA Application Platforms consist of a family of application-specific full system solutions. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software and logic. Our family of platforms spans multimedia (audio, video, image), voice (VoIP) location (GPS), Bluetooth and high-speed serial communications (SATA, SAS). CEVA IP Platforms fundamentally reduce the complexity, cost of ownership, and time-to-market for products developed utilizing the platforms.

•

CEVA-Audio – a high performance, low-power audio platform for consumer devices. CEVA-Audio is a fully synthesizable soft IP, operating at up to 200MHz, and built around a small DSP core and cache memory subsystem. With overall die size of less than two square mm, and 0.1 mW/MHz for stereo MP3 decoder (using TSMC 0.13u G process), it supports all of the industry standard audio and speech codecs, including MP3, WMA, AAC, HE-AAC, Ogg Vorbis, BSAC, NB-AMR and WB-AMR.

CEVA-Audio Markets: portable audio players, cellular handsets and home entertainment systems.

•

CEVA Mobile-Media2000 – a flexible, integrated software based  solution, combining audio, video, voice and imaging functions at extremely low power consumption and at a small die size. Programmable for a wide range of multimedia standards, resolutions and frame rates, the CEVA Mobile-Media2000 solution allows licensees to re-target a single silicon platform for any multimedia processing requirements, thus negating the need for costly, time-consuming silicon re-spins.

CEVA Mobile-Media2000 solution is a hardware and software solution. The hardware part includes the high performance CEVA-X1620 DSPcore, the CEVA-XS1200 subsystem platform. The software part is a collection of industry standard video and audio codes such as H.264 decoder and encoder, MPEG4 decoder and encoder, MP3 AMR and more. The video codes of MobileMedia2000 make use of CEVA-patented FST technology that allow high resolution video (DVD quality) to be processed fully in software over a low cost and low power DSP.

Mobile-Media2000 Markets: high-end feature phones, smartphones and portable multimedia devices.

•

CEVA-VoP – is a complete platform enabling a wide range of cost-sensitive Voice over Internet Protocol (VoIP) products targeting residential and enterprise telecom markets. Based on CEVA’s XpertTeakLite-II™, the CEVA-VoP platform is a complete hardware and software solution that can be deployed as a subsystem in an integrated networking and VoP SoC. The platform integrates the widely adopted, programmable CEVA-TeakLite-II™ DSP core, with added hardware peripherals capable of handling multiple, simultaneous, packet-voice channels on a single core. The solution includes all required DSP software, such as speech compression and decompression, echo cancellation, telephony functions, and signaling/networking. The software is open, allowing design licensees to add proprietary algorithms and broaden the use of the design for other markets or applications.

CEVA-VoP Markets: residential and consumer Voice over Packet (e.g. VoIP).

•

CEVA-GPS – a complete GPS platform delivering precise location information (less than five meters within five seconds) to any device, including mobile phones, personal digital assistants (PDAs) and GPS-enabled vehicles, anywhere in the world. The highly integrated solution incorporates GPS logic and GPS software stacks. The solution supports all cellular air interfaces standards (CDMA, GSM/GPRS/EDGE, WCDMA/UMTS, Flash OFDM).

CEVA-GPS Markets: Wireless handsets, personal digital assistants (PDAs), telematics and automotive.

•

CEVA-Bluetooth – a flexible, silicon-proven Bluetooth platform containing all the required deliverables for OEM, semiconductor, ASIC, and fabless customers to rapidly design Bluetooth® technology into their ASICs and ASSPs. The platform is designed to accelerate Bluetooth deployment and reduce time-to-certification and time-to-revenue. It complies fully with Bluetooth version 1.2 and implements all mandatory and optional features. The complete solution includes: Bluetooth baseband RTL, Bluetooth protocol stack and full Bluetooth profile support.

CEVA-Bluetooth Markets: Wireless handsets, smartphones/PDAs, cordless phones, wireless PBX, and Bluetooth headsets.

•

CEVA-SATA – a complete, verified Serial ATA licensable solution combining a SATA 1.5Gbps PHY or SATA 3.0Gbps PHY with a Link/Transport/Command Protocol stack, and is fully compliant to the Serial ATA Revision 2.5 specification. The SATA PHY is supplied in the form of a GDSII hard macro with simulation models and physical views. The SATA Protocol (PHY Control, Link, Transport and Command/DMA layers) is delivered in the form of an RTL package, and supported by a comprehensive test bench environment plus physical design scripts for realization on the target semiconductor processes.

CEVA-SATA Markets: Storage, set-top boxes, PVR, and HD-DVD.

•

CEVA-SAS – a complete hardware/software solution for integrating SAS into a storage IC, spanning from an API interface at the customer’s RAID stack software down to the physical serial interface at the wire. The solution is offered in a flexible integration format that allows customers to license the entire solution or just the protocol or PHY elements. The comprehensive list of features includes support for both Initiator and Target modes, SCSI SBC-2 End-to-End Protection (DIF), Narrow/Wide Ports, Scalable Context Management, Enhanced Open/Close/Retry Connection Management. Further, employing the mature and die-efficient CEVA-TeakLite-II DSP core for executing the associated embedded software, CEVA-SAS delivers a highly optimized solution for integration, with significant work offloaded from the IO Processor.

CEVA-SAS Markets: High end enterprise storage.

CEVA Services

CEVA Services is the consulting and integration services division of CEVA that helps customers move efficiently and effectively from IP to silicon and provides support services. Exploiting our unique knowledge in signal processing and communications, our services division  helps to reduce the cost and time-to-market for customers’ advanced SoC solutions for wireless, digital multimedia, communications and storage markets. Hard IP is the incorporation of intellectual property into reference designs (either as silicon chips or printed circuit boards).

Principal Markets

We target our portfolio of DSP cores, system and application platforms at eight principal markets:

•

Wireless Handsets

CEVA is the world’s leading licensor of DSP technology to the wireless industry. Hundreds of millions of cellphones have deployed CEVA technology. Today six (6) of the world’s top ten wireless handset companies utilize the ultra power efficient high-performance CEVA DSP cores. With complete solutions spanning Modem and Application Processing platforms, GPS and Bluetooth technologies, the portfolio of CEVA IP greatly accelerate time-to-market, functionality and performance of next generation handsets.

•

Portable Multimedia Players

CEVA’s portable multimedia solutions integrate a DSP core, system platform and comprehensive software codecs that support all industry audio, video and imaging standards in a silicon proven platform. Architected for ultra low-power, minimal memory requirements and highest levels of resolution, the solutions offer the industries only complete software programmable multimedia platform.

•

Portable Audio

CEVA offers a complete, highly-integrated, low-power, low-cost audio platform for consumer devices, including wireless handsets, portable audio players and home entertainment systems. CEVA-Audio™ combines several CEVA-developed technologies including CEVA-TeakLite-II™, the new and enhanced version of the widely-adopted CEVA-TeakLite™ DSP core, a cache memory subsystem, audio peripherals, a comprehensive set of audio codecs and complete tool chain support.

•

Home Entertainment

CEVA is a leader in application and multimedia solutions targeting a broad range of digital and home entertainment products such as set-top boxes, Digital TVs and audio receivers. CEVA enables the home entertainment  industry with a range of  DSP cores providing storage, automotive, telecom networking and location solutions.

•

Storage

CEVA technologies are incorporated annually in tens of millions of disk drives, DVD players and recorders. CEVA technologies are chosen for a combination of high-performance with small die size and low power consumption. CEVA storage offerings include DSP cores for magnetic and optical drive controllers as well as high speed serial comms, including SATA and SAS (system interconnects through physical and transport and link layers).

•

Automotive

Innovation in today’s vehicles is principally driven by microelectronics spanning diverse areas such as navigation, wireless communication, handsfree systems, multimedia entertainment and digital radio. CEVA provides a portfolio of connectivity, multimedia, GPS  and Blueotth solutions, powered by CEVA DSPs, for next generation telematic applications.

•

Telecom/Networking

CEVA provides Networking and Telecommunications semiconductor vendors a broad range of solutions targeting IP-phones, Residential Gateways and high-speed serial communication. Complete VoIP, Giga Ethernet and Serdes silicon verified solutions from CEVA are architected to reduce the cost and time-to-market for Telecom and Networking products.

•

Location

Leveraging over twenty (20) years experience, CEVA markets the world’s most advanced GPS solution in the industry. CEVA GPS solution is defined by its unique deep indoor tracking sensitivity, pinpoint accuracy and near instant time-to-first-fix. CEVA’s Location Solution supports all wireless interfaces including both synchronous and asynchronous networks, and supported by silicon and reference designs.

Customers and Geographical Areas

We have licensed our DSP cores, DSP-based subsystems and application-specific platforms to leading semiconductor companies throughout the world. These companies incorporate our IP into application-specific chips or custom-designed chips that they manufacture, market and sell to original equipment manufacturers (OEMs) of a variety of electronic products. We also license our DSP cores and DSP-based subsystems and application-specific platforms to OEMs directly. Included among our licensees are the following customers; Atmel, Broadcom, EoNex, Freescale, Fujitsu, Hitachi, Infineon,  Macronix, Marvell, Maxim, National Semiconductor, nVidia, Oki, Philips, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA, Zoran and more. The majority of our licenses have royalty components, of which twenty three (23)  were producing royalty revenues at the end of 2005. One customer accounted for 10% of our total revenues in 2005. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 8 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2005, we had 20 employees in sales and marketing. We have sales offices and representation in 13 locations worldwide.

Maintaining close relationships with our customers is a central part of our strategy. We typically launch each new core, platform or solution upgrade with a signed license agreement with a blue-chip customer, which helps ensure that we are clearly focused on viable applications that meet broad industry needs. Staying close to our customers and strengthening these relationships is a significant part of our strategy. It allows us to create a roadmap for the future development of existing cores and application platforms, and it helps us to anticipate the next potential applications for the market. We seek to use these relationships to deliver new products in a faster time to market.

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences and posting information on our website. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, Ireland, the United Kingdom, Asia Pacific and the United States. Our technical support services include:

•

assistance with implementation, responding to customer-specific inquiries, training and, when and if they become available, distributing updates and upgrades of our products;

•

application support, consisting of providing general hardware and software design examples, ready-to-use software modules and guidelines to our licensees to assist them in using our technology; and

•

design services, consisting of creating customer-specific implementations of our DSP cores and application platforms.

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

Our research and development and customer technical support teams consist of 158 engineers working in six development centers located in Israel, Ireland, and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills sets as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $17 million in 2003 and 2004 and approximately $20 million in 2005.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores and solutions. We believe that the principal competitive elements in our field are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, ease of implementation, customer support and reputation gained in over 12 years of successful DSP deployment. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

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

We face direct competition mainly from various private intellectual property companies such as StarCore, a venture formed by Infineon Technologies, Agere Systems and Freescale. In addition, some large chip manufacturing companies such as ZSP, a division of LSI Logic, make their proprietary DSP technology available for license to create a second source for their technology.

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

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. These companies, which include Fujitsu, Philips and Renesas,  both license our designs for some applications and use their own proprietary cores for other applications. In the future, such companies may also choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

We also compete indirectly with several general-purpose semiconductor companies, such as , Analog Devices, Freescale and Texas Instruments. OEMs may prefer to buy general-purpose chips from large, established semiconductor companies rather than license our products. In addition, these companies are major competitors of many of the semiconductor companies that license our technologies. It is also possible that in the future these companies may choose to license their proprietary DSP cores to third parties and compete directly with us.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•

in the GPS market – with Global Locate, SiRF, e Ride and Snaptrack;

•

in the multimedia market – with ARM, Hantro, StarCore LLC and Sci-Worx;

•

in the serial storage technology area – with ARM, Synopsys and Silicon Image;

•

in Voice-over-IP applications – with MIPS Technologies, ARM, LSI Logic and StarCore LLC; and

•

in Audio applications – with ARM, Tensilica and Arc.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP subsystems and Platform technologies. We hold thirty nine (39) patents in the United States and twelve (12) patents in the EMEA (Europe, Middle East and Africa) region with expiration dates between 2013 and 2023. We have twenty two (22) patent applications pending in the United States, ten (10) pending patent applications in the EMEA region and six (6) pending patent applications in Asia Pacific (APAC).

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2005, by function and geographic location.

Number

Total employees	209
Function
Research and development	149
Sales and marketing	20
Technical support	9
Administration	31
Location
Israel	104
Ireland	55
United Kingdom	23
United States	15
Elsewhere	12

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

Corporate History

Our company was incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. It changed its name to ParthusCeva, Inc. in November 2002 and to CEVA, Inc. in December 2003. Further details are contained in Item 7.

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

Item 1a. Risk Factors

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

The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have an impact on our competitiveness:

•

Microprocessor IP providers, such as ARM , MIPS , Tensilica , ARC, recently began to offer DSP extensions to their IP.

•

SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure for both licensing and royalty revenue.

•

Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Sci Works offered by ARM and StarCore cores.

•

Our GPS solution competes with IP offerings from companies such as SiRF, eRIDe, UnAV. Theses companies  offer chips in addition to IP which could  provide customers with shorter time to market through a discrete chip-set solution which can later be integrated with the rest of the chips.

•

We also lack RF design expertise needed for further development of GPS applications.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers may also decide to satisfy their needs through in-house design. We compete on the basis of price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation, and financial strength. Our inability to compete effectively on these basis could have a material adverse effect on our business, results of operations and financial condition.

Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance.

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•

the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•

the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•

our lengthy sales cycle;

•

the gain or loss of significant licensees;

•

delays in the commercialization of end products that incorporate our technology;

•

changes in our pricing policies and those of our competitors; and

•

restructuring, asset impairment and related charges.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers accounted for 36% of total revenues in 2005, 46% in 2004 and 39% in 2003. Our five largest customers paying per unit royalties accounted for 73% of total royalty revenues in 2005, 67% in 2004 and 87% in 2003. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

We depend on market acceptance of third-party semiconductor intellectual property.

The semiconductor intellectual property (SIP) industry is a relatively new and emerging trend. Our future growth will depend on the level of acceptance by the market of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market,  and a shift in customer preference away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications. These trends that will enable our growth are largely beyond our control. Semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Semiconductor customers may also decide to design programmable DSP core products in-house rather than license them from us. If the market shifts and third-party SIP is no longer desired by our customers, our business, results of operations and financial condition could be materially harmed.

Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely upon our customers to incorporate our technology into their end products at the design stage. Once our customer incorporates a competitor’s technology into its end product, it become significantly more difficult for us to sell our technology to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our customer will select our technology for incorporation into its own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after our customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our technology not to reach the market until long after the initial “design win” with the our customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote our IP solutions. In addition, our unit royalties from licenses are totally dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

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

The sales cycle for our IP solutions is lengthy, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for our IP solutions is lengthy, often lasting more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval process. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results.

On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in connection with our reorganization and restructuring plans in 2003 and 2005, we ceased manufacturing of our hard IP products and certain non-strategic technology areas. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other liabilities and costs associated with our disposal or discontinuance of product lines.

Our restructuring efforts in 2003 and 2005 could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We implemented reorganization and restructuring plans in 2003 and 2005, including personnel reduction of 9 people in 2005 and 40 people in 2003. The employee reductions and changes in connection with our restructuring activities could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may adversely affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses.

Because our IP solutions are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

Our IP solutions are complex and may contain errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers. Furthermore, the existence of any defects, errors or failure in our products could lead to product liability claims or lawsuits against us or against our customers. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which would have a negative impact on our financial condition and results of operations.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry, which could adversely affect the market price of our stock.

Our primary operations are in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we experienced during the 2000 and 2001 periods and from which the industry is slowly recovering. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The downturn we inexperienced during the 2000 and 2001 periods was, and future downturns in the semiconductor industry may be, severe and prolonged. Also the slow recovery from the downturn during the 2000 and 2001 periods and the failure of this industry to fully recover or any future downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our financial results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

Our research and development expenses may increase if the grants we currently receive from the Israeli and Irish governments are reduced or withheld.

We currently receive research grants from programs of the Chief Scientist of Israel and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received an aggregate of $574,000, $346,000 and $2.0 million in 2005, 2004 and 2003, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, a portion of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euros, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. In the future, we may use derivative instruments in order to minimize the effects of currency fluctuations, but any hedging positions may not succeed in minimizing our foreign currency fluctuation risks.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and  business.

Approximately 65% of our total revenues in 2005 are derived from license agreements with customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•

unexpected changes in regulatory requirements;

•

fluctuations in the exchange rate for the United States dollar;

•

imposition of tariffs and other barriers and restrictions;

•

burdens of complying with a variety of foreign laws;

•

political and economic instability; and

•

changes in diplomatic and trade relationships.

If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. For example, we have already licensed our multimedia solutions; however, this technology has not yet been deployed by our licensees to their end markets and may be subject to further modifications to address evolving market demands. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain research and development capabilities from their IP providers.

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

Our business depends on our customers and their suppliers obtaining required complementary components.

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

We will be exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We have spent and are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the NASDAQ Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent public accounting firm. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the market price of our stock.

Newly adopted accounting standard that requires companies to expense stock options based on fair market value will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board issued in December 2004 FASB 123(R) which revised the previously proposed accounting standard that will eliminate the ability to account for employees share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of income. We will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding on the date of adoption of the new accounting standard based on their fair market value. We are required to implement the new standard no later than January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting standard will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings. Furthermore, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitors.

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our costs.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 34%-36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the United States of America (U.S.) tax rates. Although there is no expectation of any changes to Israeli and Irish tax law, if our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.

We lease land and buildings for our executive offices, engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2005:

Location	Term	Expiration	Area (sq. feet)	Principal Activities

San Jose, CA, U.S.	2 years	2007	9,450	Headquarters; sales; marketing; administration
Herzeliya, Israel	3 years	2007	15,800	Research and development; administration
Dublin, Ireland	25 years	2021/2025	26,600	Research and development; administration
Cork, Ireland	25 years	2025	10,000	Research and development
Limerick, Ireland	10 years	2010	4,000	Research and development
Belfast, Northern Ireland	15 years	2019	2,600	Research and development
Daventry, England	5 years	2009	2,120	Research and development

In connection with the re-alignment of our business described below, we have reviewed and continue to evaluate our property needs and to consider appropriate steps to most efficiently house our operations. We have made provisions in our financial statements for the under-utilized building operating lease obligations we anticipate. We believe that these facilities meet our current operating needs.

In the third quarter of 2005, we conducted exit negotiations with the landlord of one of our properties in Ireland. We consequently updated the accrual for this property to reflect an exit strategy, resulting in a net additional charge of $1.7 million in the third quarter. At December 31, 2005, exit negotiations had not concluded and we were required to update our accrual for this property on a sub-let basis. There was no additional charge to the income statement during the fourth quarter of 2005. However, if we are successful in surrendering our long term lease relating to this property, we would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been appointed by our board of directors to serve until their successors are elected and qualified or until their earlier resignation or removal.

Gideon Wertheizer, age 49, has served as our Chief Executive Officer since May 2005. Mr. Wertheizer has twenty three (23) years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSPG, including such roles as Executive VP – Strategic Business Development, Vice President for Marketing and VP of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben-Gurion University in Israel and executive MBA form Bradford University in the United Kingdom.

Yaniv Arieli, age 37, has served as our Chief Financial Officer since May 2005. Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group from August 2002, prior to which he served as DSP Group’s DSP Cores Licensing Divisions’ Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant in Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 40, has served as our Vice President, Worldwide Sales since November 2002. Prior to joining CEVA in November 2002, Mr. Ohana was with DSPG beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSPG’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President – Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from University of Bradford in England.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ National Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 3, 2006, there were 8,483 holders on record of our common stock, some of whom are holders in nominee name for the benefit of different stockholders. The closing price of our common stock on The NASDAQ National Market on March 8, 2006 was $6.48 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

	Price range of common stock
	High	Low

2002
Fourth Quarter (from November 1)	$7.01	$4.47
2003
First Quarter	$5.89	$2.95
Second Quarter	$8.18	$3.18
Third Quarter	$10.23	$7.37
Fourth Quarter	$10.41	$7.37
2004
First Quarter	$11.83	$8.64
Second Quarter	$10.01	$7.72
Third Quarter	$8.44	$6.65
Fourth Quarter	$9.11	$7.50
2005
First Quarter	$9.00	$7.10
Second Quarter	$7.52	$5.80
Third Quarter	$5.91	$5.03
Fourth Quarter	$6.32	$5.07

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Information as of December 31, 2005 regarding options granted under our option plans and remaining available for issuance under those plans is contained in the definitive 2006 Proxy Statement and incorporated herein by reference.

2006 Annual Meeting of Stockholders

We anticipate that the 2006 annual meeting of our stockholders will be held on May 23, 2006.

Item 6. Selected Financial Data

CEVA was formed through the combination of Parthus Technologies plc and CEVA in November 2002. Prior to that date, our DSP cores licensing business was part of DSPG. With respect to periods prior to November 1, 2002, the financial data below have been prepared as if the separation of this business had been in effect throughout the relevant periods. The financial data show this business as an entity carved out from the consolidated financial statements of DSPG using the historical results of operations and historical bases of assets and liabilities of this business, which appear elsewhere in this Annual Report. The financial data below include the results of the business of Parthus Technologies plc only for the period following the combination on November 1, 2002.

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, both appearing elsewhere in this Annual Report.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Statement of Operations Data
Revenues:
Licensing and royalties	$20,959	$14,739	$29,795	$32,271	$30,755
Other revenue	4,285	4,457	7,041	5,402	4,881
Total revenues	25,244	19,196	36,836	37,673	35,636
Cost of revenues	1,251	2,168	6,061	5,178	4,217
Gross profit	23,993	17,028	30,775	32,495	31,419
Operating expenses:
Research and development, net	5,095	8,414	17,382	17,276	20,153
Sales and marketing	2,911	3,356	6,058	6,965	6,577
General and administrative	2,839	3,557	6,109	5,863	5,742
Amortization of intangible assets	—	189	1,127	892	823
In-process research and development	—	15,771	—	—	—
Reorganization, restructuring and severance charge	—	6,442	8,620	—	3,207
Impairment of assets	—	—	3,233	—	510
Total operating expenses	10,845	37,729	42,529	30,996	37,012
Operating income (loss)	13,148	(20,701)	(11,754)	1,499	(5,593)
Financial income (expense), net	462	(207)	63	796	1,820
Other income	—	—	—	—	1,507
Income (loss) before taxes on income	13,610	(20,908)	(11,691)	2,295	(2,266)
Taxes on income	3,255	1,014	300	645	—
Net income (loss)	$10,355	$(21,922)	$(11,991)	$1,650	$(2,266)
Basic and diluted net income (loss) per share	$1.15	$(2.15)	$(0.66)	$0.09	$(0.12)

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$1,996	$58,318	$53,440	$57,960	$61,240
Total assets	12,197	135,182	119,433	119,163	115,749
Total long term liabilities	1,124	1,231	3,093	2,626	4,295
Total stockholders’ equity	$4,345	$110,072	$98,479	$102,549	$102,233

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

Business Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated condensed financial statements and notes thereto for the year ended  December 31, 2005.

Our revenue mix contains IP licensing fees, per-unit royalties and support fees. We have built a strong customer base who rely on our technology to deploy their silicon solutions. We license our technology as IP to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including wireless handsets (e.g. cellular baseband and multimedia solutions), portable multimedia (e.g. portable video players and portable audio players), home entertainment (e.g. DVD), storage (e.g. hard disk drives ), automotive (e.g. global positioning systems (“GPS”)), Bluetooth handsfree communication car kits and telematics) and communication markets (e.g. high-speed serial storage). Our current primary focus is DSP cores and application-specific software (video, audio, imaging and voice) for the cellular handset market with sales of our DSPs and related technologies representing a majority of our total revenues for 2005.

Today our technologies are widely licensed and power some of the world’s leading wireless and consumer electronics brands including  Atmel, Broadcom, EoNex, Freescale, Fujitsu, Hitachi, Infineon,  Macronix, Marvell, Maxim, National Semiconductor, nVidia, Oki, Philips, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA, Zoran and more. In 2005 our licensees shipped over 115 million CEVA-powered chips, an increase of  8% over 2004 shipments of 106 million units.

CEVA is the leading licensor of DSP cores. In 2005, Gartner Dataquest reported  CEVA’s share of the licensable DSP market at 53%. With many of our customers committed to our DSP architecture, we have seen many customers choosing to re-license and upgrade their licenses for CEVA DSP cores. Our legacy CEVA-Oak DSP, the CEVA-Teak, CEVA-TeakLite and most recently, CEVA-TeakLite-II are all code-compatible, meaning customers can leverage their knowledge in developing products incorporating these DSP cores across a wide range of applications. In recent years, we have introduced a new DSP architecture, the CEVA-X DSP core. We recognized a need in the DSP market for a more powerful, programmable and scalable DSP in order to meet the industry shift towards more fully-featured and smaller form factor products. In addition, there has been an industry shift towards licensing this type of technology as opposed to developing it in-house, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.

In recent times, the industry has indicated a clear shift in customer preference away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications. We believe that the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including mobile multimedia, audio and GPS, we believe we are well positioned to take full advantage of these major industry shifts.

However, we need to penetrate new markets and introduce new products to further expand our business. In that regard, the most important step we have taken is the initiation to penetrate the mobile multimedia market. We introduced our first multimedia platform for wireless handsets in 2004, Mobile-Media1000, and in 2005 we have announced and released a second generation mobile multimedia platform, the Mobile-Media2000, which targets a broad range of applications and devices. Our future growth is substantially dependent on our success in penetrating the Asian handset market and the general market deployment and acceptance of our software programmable multimedia products.

Nonetheless, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

We operate in a changing market that challenges our continued business growth potential. For example, the success of our video products are highly dependent on the adoption of new services, such as mobile TV and high resolution streaming video, and the rate of adoption of GPS technology for handset applications is dependent on network operators introducing more GPS applications. In addition, our business may be affected by market conditions in the APAC region, specifically China, where we anticipate the most significant growth potential for our business. Our revenues are currently primarily generated from sales of chipsets used in cellular handsets. As a result, a decline in the market for the sale of cellular handsets would adversely affect our financial condition and operating results.

In view of the current market trends, our planned future products are anticipated to enable true mobile multimedia integration into cellular handsets and the possible inclusion of technologies, such as GPS, into these products. We believe that these pioneer solutions will allow us to provide the desired flexibility for wireless semiconductors. We cannot provide any assurances, however that these features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.

We believe that our introduction of additional features, such as advances in our video technology, high-end audio technologies and home entertainment applications will also contribute to our growth in future periods. In addition, we are taking several steps to penetrate additional markets, including China, Korea and Taiwan with our existing products. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

Critical Accounting Policies, Estimates and Assumptions

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We generate our revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and consulting services. We licenses our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. We also license our technology directly to OEMs, which are considered end users.

We account for our IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended. Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

However, we have adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (technical support and training) is determined based on the renewal rate or on the price charged for the undelivered element when sold separately.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable, then revenue is recognized as payments are collected from the customer, provided that all other revenue recognition criteria have been met. Our “revenue recognition policy” determines all arrangements that become due after 12 months as “extended payments” and revenue is recognized as each payment becomes due, provided that all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met. We have concluded that certain arrangements in prior years with extended payment terms over twelve months meet these criteria.

Under certain circumstances revenue consists of license fees received under the terms of license agreements pursuant to which we modify our IP to that customer’s specific requirements. Our IP consists of software and related documentation that enable a customer to produce integrated circuits and related technology and software. In general the time between the signing of such a license and final customer acceptance is between three and twelve months. Fees are payable upon completion of agreed upon milestones, such as delivery of specifications and technical documentation. Each license is designed to meet the specific requirements of the particular customer and can vary from rights to incorporate Company technology into a customer’s own application-specific product to the complete design of a “system on a chip”. No upgrades or modifications to the licensed IP are provided. Following customer acceptance, we have no further obligations under the license agreement (other than pursuant to a separate service and support agreement).

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, (“SOP 81-1”) using contract accounting on a percentage of completion method, in accordance with the “Input Method”. The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As December 31, 2005, no such losses were identified.

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by us, on a cumulative catch-up basis.

We believe that the use of the percentage of completion method is appropriate as we have both prior experience and the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations and our licensees are expected to satisfy their obligations under the contract.

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

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a detailed review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

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

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with an identifiable useful life are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142. We conduct our annual test of impairment for goodwill in October of each year. In addition we test for impairment periodically whenever events or circumstances occur subsequent to our annual impairment tests that indicate that the asset might be impaired. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

In October 2005, we engaged external consultants to assist us in the preparation of the annual goodwill impairment test. The first step of the goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with its fair value on that date. Since the fair value of the reporting unit exceeded its carrying amount, no impairment was identified in 2005. In October 2004, we completed our annual goodwill impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. Because the market capitalization exceeded the carrying value significantly, no impairment arose.

Other Intangible Assets

Other intangible assets represents costs of technology acquired from acquisitions which have reached technological feasibility. The costs of technology have been capitalized and are amortized to the Consolidated Statements of Operations over the period during which economic benefits are expected to accrue, currently estimated at five years. We are required to test our other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors we consider important, which could trigger impairment include:

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

We recorded an impairment charge of $0.4 million in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as the Company has decided to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded a $1 million impairment charge in 2003 in respect of certain technology acquired in the combination with Parthus; the “Parthus” name, which we abandoned as part of our corporate re-branding; and steps connected with the realignment of our business, including the decision to cease Hard IP manufacturing and certain non-strategic technology areas. The impairment charges reflected the unamortized carrying value of the technology determined by an independent analysis on the combination with Parthus.

Reorganization, restructuring and severance charge

We had reorganization and restructuring plans in 2003 and 2005 which resulted in a total charge of $8.6 million and $3.2 million, respectively. We were required to make and are required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

In the third quarter of 2005, we conducted exit negotiations with the landlord of one of our properties in Ireland. We consequently updated the accrual for this property to reflect an exit strategy, resulting in a net additional charge of $1.7 million in the third quarter. At December 31, 2005, exit negotiations had not concluded and we were required to update our accrual for this property on a sub-let basis. Management revised their assumptions at December 31, 2005 in respect of future vacancy rates and sublet rents in light of current market conditions and their discount rate based on projected interest rates applicable. There was no additional charge to the income statement during the fourth quarter of 2005. However, if we are successful in surrendering our long term lease relating to this property, we would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

If an exit strategy in respect of a leased property is appropriate, the under-utilized building operating lease charge is calculated taking into consideration the surrender value based on a multiple of annual outgoings given the underlying market conditions. Otherwise, the under-utilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

Foreign Currency

The U.S. dollar is the functional and reporting currency for the Company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at year end exchange rates while revenues and expenses are remeasured  at rates approximating those ruling at the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange gain of $37,000 and $109,000 in 2004 and 2005, respectively.

We incurred foreign exchange losses of approximately $687,000 in 2003 arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

Recently issued accounting standards:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Base Payment” (“FAS 123(R)”) which revises the previously effective SFAS No. 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged.

We have the option to choose either the modified prospective or modified retrospective method. We expect to adopt FAS 123(R) in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected requisite service period of all unvested stock options and for any new grants thereof upon adoption of FAS 123(R). We are currently evaluating the impact FAS 123(R) will have on the Company, and based on our  preliminary analysis, expect to incur additional compensation expense as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

Had we adopted FAS 123(R) in prior periods, the impact of that statement would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share of common stock in Note 1 to the consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107, however we believe that SAB 107 will have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on our results of operations and financial condition.

Results of Operations

The following table presents line items from our statement of operations as percentages of our total revenues for the periods indicated:

	2003	2004	2005

Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	80.9%	85.7%	86.3%
Other revenue	19.1%	14.3%	13.7%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	16.5%	13.7%	11.8%
Gross profit	83.5%	86.3%	88.2%
Operating expenses:
Research and development, net	47.2%	45.9%	56.6%
Sales and marketing	16.4%	18.5%	18.5%
General and administrative	16.6%	15.6%	16.1%
Amortization of other intangible assets	3.0%	2.3%	2.3%
Reorganization, restructuring and severance charge	23.4%	—	9.0%
Impairment of assets	8.8%	—	1.4%
Total operating expenses	115.4%	82.3%	103.9%
Operating income (loss)	(31.9)%	4.0%	(15.7)%
Financial income, net	0.2%	2.1%	5.1%
Other income	—	—	4.2%
Income (loss) before taxes on income	(31.7)%	6.1%	(6.4)%
Taxes on income	(0.8)%	(1.7)%	—
Net income (loss)	(32.5)%	4.4%	(6.4)%

Discussion and Analysis

Below we provide information on the significant line items in our statement of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2003	2004	2005

Total revenues (in millions)	$36.8	$37.7	$35.6
Change year-on-year	—	2.3%	(5.4)%

The decrease in total revenues from 2005 to 2004 principally reflects a combination of lower licensing and other revenues, offset by higher royalties revenues. The five largest customers accounted for 36% of total revenues in 2005, 46% in 2004 and 39% in 2003.

The increase in total revenues from 2003 to 2004 principally reflects a combination of higher licensing and royalty revenues from our DSP-centric IP, offset by the elimination of Hard IP and certain other non strategic IP revenues in 2004 following the decision in December 2003 to cease these manufacturing product lines.

In 2005, 2004 and 2003 revenue from separately identifiable customers accounted for 10%, 12% and 10% of total revenues, respectively. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter.

We generate royalties from our licensing activities in two manners: royalties paid by our customers over the period in which they ship units which we refer to as per unit royalties and royalties which are paid in a lump sum which cover a fixed number of future unit shipments which we refer to as prepaid royalties. In either case, these prepaid royalties are non-refundable payments and are recognized upon invoicing for payment, provided that no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 19% of total revenue in 2004 and 2005 and 6.5% of total revenue in 2003. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees.

Licensing and Royalty Revenues

	2003	2004	2005

Licensing and royalty revenues (in millions)	$29.8	$32.3	$30.8
Change year-on-year	—	8.3%	(4.7)%
of which:
Licensing revenues (in millions)	$25.7	$26.3	$23.9
Change year-on-year	—	2.0%	(8.8)%
Royalty revenues (in millions)	$4.1	$6.0	$6.8
Change year-on-year	—	48.7%	13.1%

The decrease in licensing revenue from 2004 to 2005 principally reflects lower revenues from our DSP-teaklite IP and our GPS IP offset by growth in our CEVA X Core and SATA platform IP. The increase in licensing revenue from 2003 to 2004 reflects increased revenues from our DSP-centric IP offset by lower revenues from our application solutions IP as we ceased certain non-strategic solutions IP following the strategic re-alignment of our operations in the fourth quarter of 2003. The strategic re-alignment allowed us to better focus on our key strengths, DSP cores and application-specific full system solutions in 2004.

Licensing and royalty revenues accounted for 86.3% of our total revenues in 2005, compared with 85.7% and 80.9% of total revenues in 2004 and 2003, respectively. In 2005 we signed 27 new license agreements compared to 24 and 25 in 2004 and 2003, respectively. Included in the license agreements in 2005 were four new licensees for our flagship CEVA X DSP technology compared to five and two in 2004 and 2003, respectively.

The increase in royalty revenue from 2004 to 2005 and from 2003 to 2004 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our CEVA Teaklite cores continued to report increased unit shipments in 2.5G cellular and DVD Servo product areas. The five largest customers paying per unit royalty accounted for 72.8% of total royalty revenues in 2005 compared to 67.2 and 86.7% in 2004 and 2003, respectively.

Both our per unit and prepaid royalty customers reported sales of 115 million chips incorporating our technology in 2005, compared with 106 million in 2004 and 55 million in 2003. The increase in units shipped in 2005 compared to 2004 and 2004 compared to 2003 reflects increased unit shipments of our CEVA-Teak core by licensees in 2.5G cellular and DVD Servo product areas.

Other Revenues

Other revenues includes design and consulting services and support for licensees.

	2003	2004	2005

Other revenues (in millions)	$7.0	$5.4	$4.9
Change year-on-year	—	(23.3)%	(9.6)%

The decrease in other revenues in 2005 compared to 2004 principally reflects a decrease in revenues from our application IP solutions. The decrease in other revenues in 2004 compared to 2003 principally reflects the elimination of “Hard IP” revenue  following the decision in December 2003 to cease our “Hard IP” manufacturing product line.

Geographic Revenue Analysis

	2003		2004		2005
	(in millions, except percentages)
United States	$17.4	47.2%	$11.2	29.5%	$12.5	35.2%
Europe, Middle East, Africa (EMEA)	$11.4	31.0%	$16.6	44.1%	$7.9	22.1%
Asia Pacific (APAC)	$8.0	21.8%	$9.9	26.4%	$15.2	42.7%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from year to year.

Revenues increased in absolute and percentage terms in the United States and APAC regions from 2004 to 2005, primarily reflecting greater CEVA Mobile-Media2000, CEVA-X Core and SATA platform IP licensing revenues. The decrease in revenues in absolute and percentage terms in EMEA reflects lower revenues from our CEVA-X Core , CEVA-TeakLite IP and our GPS IP. Revenues increased in absolute and percentage terms in EMEA and APAC regions from 2003 to 2004, reflecting greater sales activity and penetration in these markets. The decrease in revenues in absolute and percentage terms in the United States from 2003 to 2004 reflects a reduction in IP application solutions revenues as certain non-strategic solution technologies were ceased following the strategic re-alignment of our operations in the fourth quarter of 2003.

Cost of Revenues

	2003	2004	2005

Cost of revenues (in millions)	$6.1	$5.2	$4.2
Change year-on-year	—	(14.6)%	(18.6)%

Cost of revenues accounted for 11.8% of total revenues in 2005, compared with 13.7% in 2004 and 16.5% in 2003. The absolute and percentage decrease in cost of revenues in 2005 compared to 2004 principally reflects the shift in revenue mix with increased higher gross margin license and royalty revenue. The absolute and percentage decrease in cost of revenues in 2004 compared to 2003 reflects the shift in revenue mix with increased higher gross margin license and royalty revenue and no Hard IP revenue following the decision in December 2003 to cease our lower margin “Hard IP” manufacturing product line. Historically margins for Hard IP were below 50%.

Cost of revenues includes related labor costs and, where applicable related overhead and material costs.

Operating Expenses

	2003	2004	2005
	(in millions)
Research and development, net	$17.4	$17.3	$20.2
Sales and marketing	$6.1	$6.9	$6.6
General and administration	$6.1	$5.9	$5.7
Amortization of intangible assets	$1.1	$0.9	$0.8
Reorganization, restructuring and severance charge	$8.6	$—	$3.2
Impairment of assets	$3.2	$—	$0.5

Total operating expenses	$42.5	$31.0	$37.0
Change year-on-year	—	(27.1)%	19.4%

Total operating expenses increased in 2005 compared to 2004 due to a combination of reorganization and impairment charges incurred in 2005 and a higher investment in research and development. There were no reorganization or impairment charges in 2004. Total operating expenses decreased in 2004 compared to 2003 principally as a result of restructuring and impairment charges incurred in 2003. There were no similar charges in 2004.

Research and Development Expenses, Net

	2004	2004	2005

Research and development expenses, net (in millions)	$17.4	$17.3	$20.2
Change year-on-year	—	(0.6)%	16.7%

Research and development expenses increased in 2005 from 2004 primarily reflecting increased investment in our latest multimedia platform, design tools and sub-contract design and higher labor and associated costs from increased average headcount. The average number of research and development personnel in 2005 was 169 compared to 163 in 2004 and 189 in 2003. The number of research and development personnel was 158 at December 31, 2005, compared with 170 at year-end 2004 and 154 at year-end 2003. The net movement in research and development expenses in 2004 compared with 2003 primarily reflects lower research grants from the MAGNET programs of the Chief Scientist of Israel and under the RTI funding program of Enterprise Ireland offset by lower costs arising from the decision to exit certain non-strategic technology areas and the resulting reduction in headcount and facility requirements as a result of the realignment of the business in December 2003.

Research and development expenses, net of related government grants, were 56.6% of total revenues in 2005, compared with 45.9% in 2004 and 47.2% in 2003. We recorded net research grants under funding programs of the Chief Scientist of Israel and under funding programs of Enterprise Ireland and Invest Northern Ireland of $574,000 in 2005 compared with $346,000 in 2004 and $2.0 million in 2003. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under these programs and grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs connected with the development of our intellectual property and are expensed as incurred. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and our research and development expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2003	2004	2005

Sales and marketing expenses (in millions)	$6.1	$6.9	$6.6
Change year-on-year	—	15.0%	(5.6)%

The decrease in sales and marketing expenses in 2005 compared to 2004 principally reflects lower consultancy and promotional costs. The increase in sales and marketing expenses in 2004 compared to 2003 principally reflects additional sales and marketing efforts in APAC and also increased activity relating to the flagship CEVA Mobile-Media2000 and CEVA-X architectures.

Sales and marketing expenses as a percentage of total revenues were 18.5% in 2004 and 2005, compared with 16.4% in 2003. The total number of sales and marketing personnel was 20 at December 31, 2005, compared with 21 at year-end 2004 and 20 at year-end 2003. Sales and marketing expenses consist of salaries, commissions, travel and other costs associated with sales and marketing activity, as well as advertising, trade show participation, public relations and other marketing costs.

General and Administrative Expenses

	2003	2004	2005

General and administrative expenses (in millions)	$6.1	$5.9	$5.7
Change year-on-year	—	(4.0)%	(2.1)%

The decrease in general and administrative expenses in 2005 compared with 2004 primarily reflects lower corporate management and overhead charges following the reorganization in the second quarter of 2005. The total number of general and administrative personnel was 31 at December 31, 2005, compared with 36 at year-end 2004 and 32 at year-end 2003. The net decrease  in general and administrative expenses in 2004 compared with 2003 primarily reflects increased professional fees arising from Sarbanes Oxley compliance work, offset by lower facility and IT consumable costs as a result of the realignment of the business in December 2003.

Amortization of Other Intangible Assets

	2003	2004	2005

Amortization of other intangible assets (in millions)	$1.1	$0.9	$0.8
Change year-on-year	—	(20.9)%	(7.7)%

The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus. The decrease in the 2004 and 2005 charges reflects lower amortization as a result of separate impairment charges incurred relating to certain technology acquired in the combination with Parthus. The impairment charges incurred reduced the carrying value of the intangible assets and subsequently led to a lower amortization charge going forward. As of December 31, 2005, 2004 and 2003, the net amount of other intangible assets was $1.5 million, $2.6 million and $3.5 million, respectively. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $190,000 per quarter.

Reorganization, Restructuring and Severance Charge

	2003	2004	2005

Reorganization, restructuring and severance charge (in millions)	$8.6	$—	$3.2

Reorganization and restructuring plans in 2005, resulted in a total charge of $3.2 million. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Reorganization and restructuring plans in 2003, resulted in a total charge of $8.6 million. The charge arose in connection with senior executive management changes in connection with the implementation of our strategic initiative to strengthen our headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction of 40 employees, under-utilized building operating lease charges and a charge for non-performing assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements was a result of the realignment of the business to focus on DSP cores and integrated application technologies and the decision to cease manufacturing our hard IP products and certain non-strategic technology areas.

We were required to make and are required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

In the third quarter of 2005, we conducted exit negotiations with the landlord of one of our properties in Ireland. We consequently updated the accrual for this property to reflect an exit strategy, resulting in a net additional charge of $1.7 million in the third quarter. At December 31, 2005, exit negotiations had not concluded and we were required to update our accrual for this property on a sub-let basis. There was no additional charge to the income statement during the fourth quarter of 2005. However, if we are successful in surrendering our long term lease relating to this property, we would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Impairment of Assets

	2003	2004	2005

Impairment of assets (in millions)	$3.2	$—	$0.5

We recorded an impairment charge of $400 in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as we have decided to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded an impairment charge of $110 in the same period relating to non-performing assets following the implementation of our reorganization plan.

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

Financial Income, Net and Other Income

	2003	2004	2005

Financial income, net (in millions)	$0.06	$0.80	$1.82
of which:
Interest income and gains from marketable securities (in millions)	$0.75	$0.76	$1.71
Foreign exchange gain (loss) (in millions)	$(0.69)	$0.04	$0.11

Other income
Gain on realization of investment (in millions)	$—	$—	$1.51

Financial income, net and other income, consists of interest earned on investments, gains from marketable securities, foreign exchange movements and gain on disposal of investment. The increase in interest and gains from marketable securities earned in 2005 from 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held. Interest earned in 2004 and 2003 reflected similar combined cash and marketable securities balances held throughout 2004 and 2003.

We recorded a gain of $1.5 million in the third quarter of 2005 from the realization of a minority investment in a private company acquired in the combination with Parthus. In December 2003, we had fully written down the carrying value of the investment having assessed the carrying value of the investment taking into consideration the potential discounted projected future cash flows, the valuation derived from the most recent proposed private placement, the liquidity of the investment and the general market conditions in which this private company operated at that time.

Provision for Income Taxes

We had no provision for income taxes in 2005 primarily due to losses incurred domestically and in certain foreign jurisdictions. The provision for income taxes in 2004 and 2003 reflects  income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two (2) or four (4) years and is subject to a reduced corporate tax rate of ten (10) percent to twenty five (25) percent (based on percentage of foreign ownership) for an additional period of six (6) or eight (8) years. Certain expenditure in connection with the investment plans is allowable as a tax deduction over a three year period which has resulted in higher deferred tax asset in 2005.

Liquidity and Capital Resources

As of December 31, 2005, the Company had approximately $35.1 million in cash and cash equivalents and $26.5 million in deposits and marketable securities, totaling $61.6 million compared to $59.6 million at December 31, 2004. During 2005, the Company invested $45.6 million of its cash in certificates of deposits and U.S. government and agency securities with maturities up to 20 months. In addition, certificates of deposits and U.S. government and agency securities were sold for cash amounting to $58.2 million. During 2004, the Company made a net investment of  $30.7 million of its cash in certificates of deposits and U.S. government and agency securities with maturities up to 12 months. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.

Net cash provided by operating activities in 2005 was $12.7 million, compared with $29.8 million of net cash used in operating activities in 2004 and $12.8 million of net cash used in operating activities in 2003. Included in the operating cash inflow in 2005 was a net disposal of $12.6 million in marketable securities and $2.9 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during 2005 was $3.0 million. Included in the operating cash outflow in 2004 was a net investment of $30.7 million in marketable securities and $1.9 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during 2004 was $2.8 million. The net cash outflow from operating activities in 2003 of $12.8 million included the settlement of merger-related costs of approximately $3.1 million following the combination with Parthus and cash outflow in connection with restructuring and reorganization costs incurred in 2003 and the last quarter of 2002 amounting to approximately $6.5 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $3.2 million of restructuring and reorganization costs accrued at December 31, 2005, we expect a cash outflow of approximately $1 million in 2006, primarily relating to under-utilized building rental payments. However, if we are successful in surrendering our long term lease relating to an  under-utilized premises in Ireland, we would expect an associated cash outflow of approximately $3.2 million in 2006. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

CEVA became a stand-alone business in November 2002, when the separation and spin-off of the DSP cores licensing business from DSPG and the combination with Parthus were effected. Immediately prior to the separation and spin-off, all of the year-end available cash from the operations of the DSP cores licensing business was transferred to DSPG. As part of the assets contributed to us in the separation, DSPG made a total net contribution to our company of $45.6 million, including $7.6 million in transaction expenses relating to the combination. Cash acquired in connection with the separation from DSPG and on the acquisition of Parthus has been used to fund working capital requirements, as well as property and equipment expenditures, which to date have been relatively low due to the fact that our licensing business model requires no manufacturing facilities.

Net cash used in investing activities in 2005 was $7.74 million. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $0.9 million in 2005, $3.1 million in 2004, and $2.7 million in 2003. The high level of capital expenditures in 2004 and 2003 was principally due to investments in new design tools and tenant improvements associated with the move of our facility in Israel to new premises in the fourth quarter of 2003. Proceeds from the sale of property and equipment amounted to $14,000 in 2005 compared with $54,000 in 2004 and $142,000 in 2003. We had a cash outflow of $153,000 for acquired technology in  2005 and $115,000 and 72,000 for 2004 and 2003, respectively. We had a cash inflow of $1.5 million from the disposal of a minority investment in a private company in 2005 and a cash outflow of $8.2 million in respect of  investment in short term bank deposits.

Net cash provided by financing activities of $1.8 million in 2005, $2.2 million in 2004 and $398,000 in 2003 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating Lease Obligations – Leasehold properties	24,969	2,138	3,659	3,326	15,846
Operating Lease Obligations – Other	2,181	973	1,208	—	—
Purchase Obligations	57	57	—	—	—
Total	27,207	3,168	4,867	3,326	15,846

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. The most material of these obligations relates to the lease on our Harcourt Street offices in Dublin, which involves a total commitment of $16.5 million over the remaining sixteen (16) years of the agreement. A portion of rental space is currently under-utilized as a result of the re-alignment of our business and related headcount reductions in 2003, which is further discussed in Note 11 to our audited financial statements, which appears elsewhere in this annual report. Other operating lease obligations relate to license agreements entered into for maintenance of design tools of $1.3 million and obligations under motor vehicle leases of $876,000. Purchase obligations consist of capital commitments of $21,000 and operating purchase order commitments of $36,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange gain of $37,000 and $109,000 in 2004 and 2005, respectively.

We incurred foreign exchange losses of approximately $687,000 in 2003, arising principally on euro liabilities as a result of the appreciation of the euro against the U.S. dollar. As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Interest income and gains from marketable securities were $1.7 million in 2005, $759,000 in 2004 and $750,000 in 2003. The increase in interest and gains from marketable securities earned in 2005 from 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2005.

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Supplementary Data on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) during the period covered by this Annual Report on Form 10- K. Disclosure controls are procedures that are (1) designed to ensure that information relating to CEVA, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As we disclosed in our 10-K/A filed with the SEC on April 26, 2005 (the “10-K/A”), we identified a material weakness under standards established by the Public Company Accounting Oversight Board relating to our revenue recognition treatment of a certain license upgrade agreement. During the first quarter of 2005, we began analyzing the steps to be taken to remediate this  material weakness . Under the direction of our Audit Committee and with the participation of our senior management, we have completed the following remediation actions during the first nine months of 2005 to strengthen our disclosure controls and procedures and internal controls to address the above referenced material weakness:

•

set up procedures to ensure that a comprehensive review of all past and future agreements is undertaken when we enter into a new revenue generating agreement with a customer where we have an existing relationship with this party, such as an existing customer, supplier or service provider relationship;

•

retained a third party accounting firm to consult on complicated technical accounting issues; and

•

ensured that our accounting and finance personnel attend U.S. G.A.A.P courses on revenue recognition policies.

We believe the corrective steps taken to improve our disclosure controls and procedures and internal controls described above have enabled our  chief executive officer and chief financial officer to conclude that our disclosure controls and procedures  as of the end of the period covered by this Annual Report on Form 10-K are effective.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no other change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

CEVA, Inc.’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. CEVA, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time such that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that, as of December 31, 2005, CEVA, Inc.’s internal control over financial reporting is effective.

CEVA, Inc.’s independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 40 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CEVA, Inc. and its subsidiaries maintained effective internal control over annual financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CEVA, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CEVA, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of CEVA, Inc. and its subsidiaries and our report dated March 14, 2006 expressed an unqualified opinion thereon.

By:	/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
March 14, 2006

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding our directors required by this item is incorporated herein by reference to the 2006 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2006 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this items is incorporated herein by reference to the 2006 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•

Consolidated Balance Sheets as of December 31, 2005 and 2004.

•

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

•

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

•

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

•

Schedule II: Valuation and Qualifying Accounts

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheet of CEVA, Inc. (the “Company”)  and its subsidiaries as of December 31, 2005, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CEVA, INC.

We have audited the accompanying consolidated balance sheet of CEVA, Inc. and its subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young

ERNST & YOUNG

Dublin, Ireland

March 29, 2005

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$28,844	$35,111
Short term bank deposits	—	8,335
Marketable securities (Note 2)	30,794	18,174
Trade receivables (net of allowance for doubtful accounts of $ 813 in 2004 and $667 in 2005)	10,835	6,159
Deferred tax assets (Note 10)	125	600
Prepaid expenses (Note 5)	703	1,040
Other accounts receivable (Note 5)	647	1,042
Total current assets	71,948	70,461
Long-term investments:
Severance pay fund	1,713	1,912
Deferred tax assets (Note 10)	70	292
Property and equipment, net (Note 3)	4,471	3,226
Goodwill (Note 4)	38,398	38,398
Other intangible assets, net (Note 4)	2,563	1,460
	47,215	45,288
Total assets	$119,163	$115,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,714	$548
Accrued expenses and other payables (Note 6)	9,816	7,778
Taxes payable	707	442
Deferred revenues	1,751	453
Total current liabilities	13,988	9,221
Long term liabilities:
Accrued severance pay	1,844	2,100
Accrued liabilities (Note 6)	782	2,195
Total long term liabilities	2,626	4,295
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2004 and 2005; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 100,000,000 and 60,000,000 shares authorized at December 31, 2004, and 2005, respectively; 18,557,818 and 18,923,071 shares issued and outstanding at December 31, 2004 and 2005, respectively	19	19
Additional paid in capital	136,868	138,818
Accumulated deficit	(34,338)	(36,604)
Total stockholders’ equity	102,549	102,233
Total liabilities and stockholders’ equity	$119,163	$115,749

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year ended December 31,
	2003	2004	2005

Revenues:
Licensing and royalties	$29,795	$32,271	$30,755
Other revenue	7,041	5,402	4,881
Total revenues	36,836	37,673	35,636
Cost of revenues	6,061	5,178	4,217
Gross profit	30,775	32,495	31,419
Operating expenses:
Research and development, net	17,382	17,276	20,153
Selling and marketing	6,058	6,965	6,577
General and administrative	6,109	5,863	5,742
Amortization of intangible assets	1,127	892	823
Reorganization, restructuring and severance charge (Note 11)	8,620	—	3,207
Impairment of assets	3,233	—	510
Total operating expenses	42,529	30,996	37,012
Operating income (loss)	(11,754)	1,499	(5,593)
Financial income, net	63	796	1,820
Other income	—	—	1,507
Income (loss) before taxes on income	(11,691)	2,295	(2,266)
Taxes on income (Note 10)	300	645	—
Net income (loss)	$(11,991)	$1,650	$(2,266)

Basic net income (loss) per share	$(0.66)	$0.09	$(0.12)
Diluted net income (loss) per share	$(0.66)	$0.09	$(0.12)
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands)
Basic	18,106	18,421	18,807
Diluted	18,106	19,016	18,807

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance as of January 1, 2003	18,053,507	$18		$134,051	$(23,997)	$110,072
Issuance of Common Stock upon exercise of employee stock options(a)	15,647	—	(*)	43	—	43
Issuance of Common Stock under employee stock purchase plan(a)	98,178	—	(*)	355	—	355
Net loss	—	—		—	(11,991)	(11,991)
Balance as of December 31, 2003	18,167,332	$18		$134,449	$(35,988)	$98,479
Issuance of Common Stock upon exercise of employee stock options(a)	193,886	—	(*)	1,417	—	1,417
Issuance of Common Stock under employee stock purchase plan(a)	196,600	1	(*)	773	—	774
Stock-based compensation	—	—		229	—	229
Net income	—	—		—	1,650	1,650
Balance as of December 31, 2004	18,557,818	$19		$136,868	$(34,338)	$102,549
Issuance of Common Stock upon exercise of employee stock options(a)	72,820	—	(*)	369	—	369
Issuance of Common Stock under employee stock purchase plan(a)	292,433	—	(*)	1,386	—	1,386
Stock-based compensation	—	—		195	—	195
Net loss	—	—		—	(2,266)	(2,266)
Balance as of December 31, 2005	18,923,071	$19		$138,818	$(36,604)	$102,233

——————

(*)

Represent an amount lower than $1.

(a)

See Note 7 to these consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2003	2004	2005

Cash flows from operating activities:
Net income (loss)	$(11,991)	$1,650	$(2,266)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,710	2,523	2,016
Impairment of tangible assets	910	—	110
Amortization of intangible assets	1,127	892	823
Redundant asset write down	464	—	—
Impairment of intangible assets	973	—	400
Impairment of investment	1,350	—	—
Stock-based compensation	—	229	195
Loss (gain) from sale of property and equipment	39	(9)	(14)
Gain (loss) on marketable securities	—	(50)	16
Unrealized foreign exchange loss (gain)	221	(72)	(109)
Accrued interest on short term bank deposits	—	—	(131)
Gain on realization of investment	—	—	(1,507)
Marketable securities	—	(30,744)	12,604
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(3,736)	(569)	4,526
Decrease (increase) in other accounts receivable and prepaid expenses	(41)	612	(806)
Decrease (increase) in deferred income taxes	—	(195)	(697)
Decrease in inventories	168	—	—
Decrease in trade payables	(524)	(404)	(1,052)
Increase (decrease) in deferred revenues	(51)	687	(1,298)
Increase (decrease) in accrued expenses and other payables	(4,983)	(4,233)	142
Decrease in taxes payable	(400)	(184)	(265)
Increase (decrease) in accrued severance pay, net	(56)	108	57
Net cash provided by (used in) operating activities	(12,820)	(29,759)	12,744
Cash flows from investing activities:
Purchase of property and equipment	(2,691)	(3,125)	(908)
Proceeds from sale of property and equipment	142	54	14
Investment in short term bank deposits	—	—	(8,204)
Proceeds from realization of investment	—	—	1,507
Purchase of technology	(72)	(115)	(153)
Net cash used in investing activities	(2,621)	(3,186)	(7,744)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee options	43	1,417	369
Proceeds from issuance of Common Stock under employee stock purchase plan	355	774	1,386
Net cash provided by financing activities	398	2,191	1,755
Effect of exchange rate movements on cash	363	468	(488)
Increase (decrease) in cash and cash equivalents	(14,680)	(30,286)	6,267
Cash and cash equivalents at the beginning of the year	73,810	59,130	28,844
Cash and cash equivalents at the end of the year	$59,130	$28,844	$35,111

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(U.S. dollars in thousands)

	Year ended December 31,
	2003	2004	2005

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net	$450	$842	$1,383

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization:

CEVA, Inc. (“CEVA” or the “Company”) was incorporated in Delaware on November 22, 1999. The Company was formed through the combination of  Parthus Technologies plc and Ceva in November 2002. The Company had no business or operations prior to the transfer of the digital signal processor (DSP) cores licensing business and operations from DSP Group, Inc. (“DSPG”).

CEVA licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) DSP cores and related intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable DSP cores and application-level IP solutions power wireless devices, handheld devices, consumer electronics products, global positioning system (GPS) devices, consumer audio products and automotive applications.

a. Basis of presentation:

The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).

b. Use of estimates:

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c. Financial statements in U.S. dollars:

A majority of the revenue of the Company and its subsidiaries is generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company and its subsidiaries’ costs are incurred in U.S. dollars. The Company’s management has determined that the U.S. dollar is the primary currency of the economic environment in which the Company and its subsidiaries principally operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation”. All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, which is included in “Financial income (expense)”. The Company recorded a foreign exchange gain of $37 and $109 in  2004 and 2005, respectively and foreign exchange losses of approximately $687 in 2003. The foreign exchange losses arose principally on euro liabilities as a result of the appreciation of the Euro against the U.S. dollar. The Company reviews its  monthly expected non U.S. denominated expenditure and looks to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a lower exchange impact in 2004 and 2005.

d. Principles of consolidation:

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

e. Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

f. Short term bank deposits:

Short-term bank deposits are with maturities of more than three months from deposit day but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest. The deposits bear interest at an average rate of 3.89% annually.

g. Marketable securities:

Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. The Company’s account for investments in debt and equity securities in accordance with Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are stated at market value, and by policy, the Company invests in high grade marketable securities. All marketable securities are defined as trading securities under the provisions of SFAS 115, and unrealized holding gains and losses are reflected in the Consolidated Statements of Operations. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2005.

h. Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	25-33
Office furniture and equipment	7-25
Motor vehicles	15
Leasehold improvements	10-25
(the shorter of the lease term or useful economic life)

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company recorded impairment charges of $110 and $910 during 2005 and 2003, respectively.

i. Investment in a company:

Investments in privately held companies in which the Company does not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value. As part of the combination with Parthus, CEVA acquired a minority investment in a private company (“the Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. CEVA assessed the carrying value of the investment taking into consideration an assessment of discounted projected future cash flows, the valuation derived from the most recent

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

proposed private placement, the liquidity of the investment and the general market conditions in which the Portfolio Company operates, and recognized an impairment charge of $1,350 during 2003 reducing its estimated fair value to $0. In the third quarter of 2005, the Company recorded a gain of $1,507 from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount.

j. Goodwill:

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill acquired in a business combination on or after July 1, 2001, is not amortized. As a result of the Parthus acquisition in November 2002, the Company recorded goodwill in the amount of $38,398.

SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

The Company completes its annual test of impairment for goodwill in October of each year. In addition the Company tests for impairment periodically whenever events or circumstances occur subsequent to its annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators  which the Company considers as important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and the Company’s market capitalization relative to net book value.

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

Should the Company’s market capitalization decline, in assessing the recoverability of goodwill, the Company may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If the Company’s estimates or their related assumptions change in subsequent periods or actual cash flows are below their estimates, an impairment charge may be required for these assets not previously recorded.

In October 2005, the Company engaged external consultants to assist it in the preparation of its annual goodwill impairment test. The first step of the goodwill impairment test compared the carrying value of the Company (the “reporting unit”) with its fair value on that date. Since the fair value of the reporting unit exceeded its carrying amount, no impairment was identified in 2005. In October 2004, the Company completed its annual goodwill

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

impairment test and assessed the carrying value of goodwill as required by SFAS No. 142. The goodwill impairment test compared the carrying value of the Company with the fair value on that date. Because the market capitalization exceeded the carrying value significantly, no impairment arose.

k. Other intangible assets:

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

The Company is required to test their other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors that the Company considers to be important, which could trigger impairment include:

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

Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the assets with their carrying value. The determination of the value of such intangible assets requires the Company to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. The Company incurred an impairment charge of $400 in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as the Company has decided to cease the development of this product line due to the minimal differentiation between competing solutions. The Company assessed the carrying value of the remaining intangible assets based on the future expected cash flow from these assets and determined there was no impairment at year end. The Company also incurred an impairment loss of $973 in 2003. Further details are contained in Note 4.

l. Revenue recognition:

The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and consulting services. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. The Company also licenses its technology directly to OEMs, which are considered end users.

The Company accounts for its IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended. Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

elements. However, the Company has adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (technical support and training) is determined based on the renewal rate or on the price charged for the undelivered element when sold separately.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable, then revenue is recognized as payments are collected from the customer, provided that all other revenue recognition criteria have been met. The Company’s “revenue recognition policy” characterizes all arrangements that become due after 12 months as “extended payment” and revenue is recognized as each payment becomes due, provided that all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that certain arrangements in prior years with extended payment terms over 12 months meet these criteria.

Under certain circumstances revenue consists of license fees received under the terms of license agreements pursuant to which the Company modifies its IP to that customer’s specific requirements. The Company’s IP consists of software and related documentation that enable a customer to produce integrated circuits and related technology and software. In general the time between the signing of such a license and final customer acceptance is between three and twelve months. Fees are payable upon completion of agreed upon milestones, such as delivery of specifications and technical documentation. Each license is designed to meet the specific requirements of the particular customer and can vary from rights to incorporate Company technology into a customer’s own application-specific product to the complete design of a “system on a chip”. No upgrades or modifications to the licensed IP are provided. Following customer acceptance, the Company has no further obligations under the license agreement (other than pursuant to a separate service and support agreement).

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts”, (“SOP 81-1”) using contract accounting on a percentage of completion method, in accordance with the “Input Method”. The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2005, no such estimated losses were identified. The amount of revenue recognized under SOP 81-1 that was unbilled due to milestone related invoicing was $1,025 at December 31, 2005 and $1,489 at December 31, 2004.

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

The Company believes that the use of the percentage of completion method is appropriate as the Company has both prior experience and the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations and its licensees are expected to satisfy their obligations under the contract.

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

Revenues from licensing sales are composed as follows:

	Year ended December 31,
	2003	2004	2005

Licensing and royalties revenues:
Licensing	$25,738	$26,240	$23,935
Royalties	4,057	6,031	6,820
	$29,795	$32,271	$30,755

In addition to license fees, contracts with customers generally contain an agreement to provide support and training, which consists of an identified customer contact at the Company and telephone or e-mail support. Fees for post contract support, which take place after customer acceptance, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support and training agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support and training are contractually agreed with the licensee.

Design and consulting services entail the development and design of integrated circuits for specific customers. Revenues from design services comprise revenues arising from fees for service contracts based on time and materials. Revenue from these services is recognized when the service has been provided and all obligations to the customer under the contract have been fulfilled.

Revenues from design and consulting services and support are included under other revenue.

The Company does not grant rights of return and does not have a history of acceptance issues.

When a sale of the Company’s IP is made to a third party who also supplies the Company with goods or services under separate agreements, the Company evaluates each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sales or purchase element in order to determine the appropriate revenue recognition.

Deferred revenues include unearned amounts received under license agreements, unearned technical support, training and amounts billed to customers not yet recognized as revenues.

m. Cost of Revenue:

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

n. Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax assets and liabilities are determined using enacted statutory tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company has provided a valuation allowance on the majority of their net deferred tax assets, which includes federal and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Accounting for deferred taxes under SFAS 109, involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding that a valuation allowance was required, the Company primarily considered such factors as their history of operating losses and expected future losses in certain jurisdictions and the nature of their deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which it makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, the Company would reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The Company does not provide for U.S. Federal Income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely. In addition, the Company operates within multiple taxing jurisdictions involving complex issues and it provides for tax liabilities on investment activity as appropriate.

o. Research and development:

Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a detailed program design. The Company and its subsidiaries do not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statements of operations as incurred.

p. Government grants:

Government grants received relating to capital expenditure are offset against the cost of the related property and equipment. Grants relating to categories of operating expenditures are credited to the consolidated income statement of operations in the period in which the expenditure to which they relate is charged. Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.

The Company and its subsidiaries recorded grants in the amounts of $1,994, $346 and $574 for the years ended December 31, 2003, 2004 and 2005, respectively. The Israeli subsidiary is obligated  to pay royalties amounting to 3% of the sales of certain products which received grants from the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

q. Pension costs:

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

The Company’s U.S. operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of participant’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to this plan are recorded in the year contributed as an expense in the consolidated statement of operations.

Total contributions for the years ended December 31, 2003, 2004 and 2005 were $1,570, $850 and $707, respectively.

r. Accrued severance pay:

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

Severance pay expenses, net of related income for the years ended December 31, 2003, 2004 and 2005, were approximately $416, $488 and $550  respectively.

s. Accounting for stock-based compensation:

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

	Year ended December 31,
	2003	2004	2005

Dividend yield	0%	0%	0%
Expected volatility	80%	58%	35%
Risk-free interest rate	2%	2%	3%
Expected life of up to	4 years	4 years	4 years

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

Weighted average fair value of the options granted to the employees of the Company whose exercise price is equal to the market price of the shares of the Company at the date of grant are as follows:

	Weighted average fair value of option grants at an exercise price
	2003	2004	2005

Equal to fair value at dates of grant	$8.15	$8.10	$5.79

The following pro forma information includes the effect of the options granted to the Company’s employees to purchase shares. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.

	Year ended December 31,
	2003	2004	2005

Net income (loss) as reported	$(11,991)	$1,650	$(2,266)
Add: Total stock based employee compensation expense determined under the fair value based method of SFAS 123 for all awards, net of related tax effects	(9,116)	(10,462)	(2,892)
Pro forma net loss:	$(21,107)	$(8,812)	$(5,158)
Net income (loss) per share:
Basic and diluted – as reported	$(0.66)	$0.09	$(0.12)
Basic and diluted – pro-forma	$(1.17)	$(0.48)	$(0.27)

As allowed under SFAS No. 123 and related pronouncements, the pro forma stock-based compensation expense presented above has been calculated using the accelerated method specified in SFAS No.28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

t. Fair value of financial instruments:

The carrying amount of cash, cash equivalents, bank deposits, marketable securities, trade receivables, other accounts receivable, unbilled revenue, and trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities (classified as trading) are based on quoted market prices at year end.

u. Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company invests its surplus cash in cash deposits in financial institutions with strong credit ratings and has established guidelines relating to the diversification and maturities that maintain safety and liquidity. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends.

The Company invests cash in high grade certificates of deposits and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Net interest income was $1,711 in 2005, $759 in 2004 and $750 in 2003. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

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

v. Advertising expenses:

Advertising expenses are charged to statements of operations as incurred. Advertising expenses for the years ended December 31, 2003, 2004 and 2005 were $154, $52 and $179, respectively.

w. Net income (loss) per share of Common Stock:

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

	Year ended December 31,
	2003	2004	2005
	(in thousands except per share data)
Numerator:
Numerator for basic and diluted net income (loss) per share	$(11,991)	$1,650	$(2,266)
Denominator:
Denominator for basic net income (loss) per share	18,106	18,421	18,807
Effect of employee stock options	—	595	—
Denominator for diluted net income (loss) per share	18,106	19,016	18,807
Net income (loss) per share:
Basic net income (loss) per share	$(0.66)	$0.09	$(0.12)
Diluted net income (loss) per share	$(0.66)	$0.09	$(0.12)

Impact of recently issued accounting standards:

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Base Payment” (“FAS 123R”) which revises the previously effective SFAS No. 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged.

The Company has the option to choose either the modified prospective or modified retrospective method. The Company expects to adopt FAS 123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected requisite service period of all unvested stock options and for any new grants thereof upon the adoption of FAS 123R. The Company is currently evaluating the impact FAS 123R will have on the Company, and based on their  preliminary analysis, expect to incur additional compensation expense as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies – (continued)

Had the Company adopted FAS 123R in prior periods, the impact of that statement would have approximated the impact of FAS 123R as described in the disclosure of pro forma net income and earnings per share of common stock in Note 1 to the consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, however it believes that SAB 107 will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations and financial condition.

Note 2 — Marketable Securities

Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and holding gains and losses are reflected in the Consolidated Statements of Operations.

	As at December 31, 2004			As at December 31, 2005
	Cost	Gain (loss)	Market value	Cost	Gain (loss)	Market value

Certificates of deposits	$5,280	$(3)	$5,277	$—	$—	$—
Corporate bonds and securities (1)	—	—	—	8,284	(11)	8,273
U.S. government and agency securities	25,464	53	25,517	9,906	(5)	9,901
	$30,744	$50	$30,794	$18,190	$(16)	$18,174

(1) Includes auction rate securities of $5,000.

Marketable securities were purchased in 2004 and the gain (loss) has been included in net financial income.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Property and Equipment, Net

	December 31,
	2004	2005

Composition of assets, grouped by major classifications, is as follows:
Cost:
Computers, software and equipment	$10,716	$6,608
Office furniture and equipment	1,328	43
Leasehold improvements	897	1,044
Motor vehicles	22	—
	12,963	7,695
Less – Accumulated depreciation	8,492	4,469
Depreciated cost	$4,471	$3,226

Depreciation expenses were $3,710, $2,523 and $2,016 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company recorded an impairment charge of $110 in the second quarter of 2005 relating to non-performing assets following the implementation of its reorganization plan. The Company also recorded in 2003 a non-cash impairment charge of $910 in connection with non-performing assets following the realignment of business structures and a non-cash restructuring charge of $300 following the decision to cease the Company’s hard IP manufacturing product line and certain non-strategic technology areas.

Note 4 — Goodwill and Other Intangible Assets, Net

	December 31, 2004				December 31, 2005
	Gross carrying amount	Accumulated impairment loss/asset write down	Accumulated amortization	Net	Gross carrying amount	Accumulated impairment loss/asset write down	Accumulated amortization	Net

Goodwill	$38,398	$—	$—	$38,398	$38,398	$—	$—	$38,398
Other intangible assets – amortizable
Parthus name	610	478	132	—	610	478	132	—
Patent portfolio	2,247	—	972	1,275	2,247	—	1,420	827
Current technology and customer backlog	2,824	659	1,043	1,122	2,824	1,059	1,349	416
Purchased technology	227	—	61	166	347	—	130	217
	5,908	1,137	2,208	2,563	6,028	1,537	3,031	1,460
Total identifiable intangible assets	$44,306	$1,137	$2,208	$40,961	$44,426	$1,537	$3,031	$39,858

Intangible assets primarily represent the acquisition of certain intellectual property together with the value of patents acquired in the combination with Parthus.

Future estimated annual amortization charges are as follows:

2006	$764
2007	639
2008	57
$1,460

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Goodwill and Other Intangible Assets, Net – (continued)

The Company recorded an impairment charge of $400 in the second quarter of 2005 in respect of Bluetooth technology acquired in the combination with Parthus Technologies plc (Parthus) as the Company has decided to cease the development of this product line due to the minimal differentiation between competing solutions. The Company had cash outflows during 2005 in respect of purchased technology of $153.

The Company also recorded in 2003 a non-cash impairment charge of $973 arising in respect of certain technology acquired and the Parthus name following the rebranding and realignment of business structures and a $164 restructuring charge following the decision to cease the Company’s hard IP manufacturing product line and certain non-strategic technology areas. Amortization expenses were $1,127, $892 and $823 for the years ended December 31, 2003, 2004 and 2005, respectively.

Note 5 — Prepaid Expenses and Other Accounts Receivable Prepaid Expenses

Prepaid Expenses

	December 31,
	2004	2005

Current:
Prepaid leased design tools	$317	$500
Prepaid directors and officers insurance	188	183
Prepaid car leases	157	182
Other prepaid expenses	41	175
	$703	$1,040

Other Accounts Receivable

	December 31,
	2004	2005

Current:
Indirect taxes	$307	$562
Rental deposits	120	119
Interest receivable	64	220
Other accounts receivable	156	141
	$647	$1,042

Note 6 — Accrued Expenses and Other Payables

	December 31,
	2004	2005

Current:
Accrued compensation and benefits	$3,993	$3,841
Restructuring accruals	2,284	1,019
Engineering accruals	521	539
Professional fees	971	945
Other accruals	2,047	1,434
	$9,816	$7,778
Non-current – Restructuring accruals	$782	$2,195

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

a. Common Stock:

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

During 2003, 2004 and 2005 the Company issued 113,825, 390,486 and 365,253 shares of Common Stock under its stock option and purchase programs for consideration of $398, $2,191 and $1,755, respectively.

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

c. Employee stock plans:

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. A stock compensation charge of $229 and $195 in respect of options granted to non-employee consultants is reflected in the statement of operations for the year ended December 31, 2004 and 2005, respectively as required under APB No. 25.

During 2005, the Company granted options to purchase 1,099,700 shares of Common Stock, at exercise prices ranging from $5.14 to $8.51 per share, and the Company issued 365,253 shares of Common Stock under its stock option and purchase programs for consideration of $1,755. Options totaling 1,904,131 with a weighted average exercise price of $8.02 were forfeited in 2005 primarily reflecting the change in the Company’s corporate management during 2005. Options to purchase 5,020,383 shares were outstanding at December 31, 2005. During 2004, the Company granted options to purchase 1,851,055 shares of Common Stock, at exercise prices ranging from $7.06 to $11.75 per share, and the Company issued 390,486 shares of Common Stock under its stock option and purchase programs for consideration of $2,191. Options to purchase 5,897,634 shares were outstanding at December 31, 2004.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity – (continued)

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Year ended December 31,
	2003		2004		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	3,316,050	$14.29	5,010,707	$9.66	5,897,634	$8.84
Granted(1)	3,696,090	8.15	1,851,055	8.10	1,099,700	5.79
Exercised	(15,647)	2.79	(193,886)	7.31	(72,820)	5.07
Forfeited	(1,985,786)	14.43	(770,242)	11.01	(1,904,131)	8.02
Outstanding at the end of the year	5,010,707	$9.66	5,897,634	$8.84	5,020,383	$8.54
Number of options exercisable as of December 31,	2,362,578	$11.81	2,788,677	$10.06	2,990,138	$9.79

——————

(1)

Includes 1,569,870 options granted on December 19, 2003  under an employee option exchange program. In May 2003, the Company made an offer to its employees (including executive officers) and directors to exchange their outstanding options to purchase shares of Common Stock that had an exercise price of more than $5.50 per share. In exchange for eligible options, participants received a commitment for new stock options to be granted on or after December 19, 2003. Only those participants in the option exchange who were employees or directors of the Company on the date the new options were granted were eligible to receive the new grant. In deciding to make this offer, the Company’s Board of Directors and management considered the need to motivate and retain employees. At the time, all then-outstanding options had exercise prices significantly in excess of the trading price of the Company’s Common Stock, which substantially eroded the incentive value of those options. In addition, the exercise price for the substantial majority of the then-outstanding options had been fixed prior to the separation of the Company and its combination with Parthus, based upon a third party’s estimated valuation, which included assumptions which proved unrealistic in the ensuing economic environment. As a consequence, the exercise prices of then-outstanding options never reflected actual trading values of the Company’s Common Stock. Options accepted for exchange under the offer were cancelled as of June 18, 2003. The Company granted new options, to purchase 1,569,870 shares, on December 19, 2003. The new options have an exercise price per share of $9.82, which was the closing price on the NASDAQ National Market on the date the new options were granted.

The options granted to the employees and directors of the Company which are outstanding as of December 31, 2005 have been classified into a range of exercise prices as follows:

Exercise price (range) $	Options outstanding as of December 31, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price $	Options exercisable as of December 31, 2005	Weighted average exercise price of options exercisable $

3.39-5.10	361,321	6.6	4.24	229,870	4.27
5.11-7.60	2,367,299	6.0	6.58	817,657	7.18
7.61-11.40	1,779,569	3.5	9.65	1,445,791	9.74
11.41-15.0	322,064	2.3	13.69	307,936	13.66
15.01-20.0	38,630	1.5	17.72	37,384	17.72
20.01-30.0	151,500	1.1	22.94	151,500	22.94
	5,020,383	4.8	8.54	2,990,138	9.79

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity – (continued)

The weighted average remaining contractual life for the 2,990,138 exercisable options at December 31, 2005 is 3.3 years. The total number of shares related to the outstanding options excluded from the calculations of diluted net loss per share were 5,010,707,  5,301,854 and 5,020,383 for the years ended December 31, 2003, 2004 and 2005 respectively.

2003 Director Stock Option Plan

The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the Director Plan, which became effective on June 18, 2003.

A summary of activity of options granted to purchase the Company’s Common Stock under the 2003 Director stock option plan is as follows:

	Year ended December 31,
	2003		2004		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	—	$—	242,000	$7.45	423,000	$7.81
Granted	293,000	7.45	181,000	8.29	158,000	5.95
Exercised	—	—	—	—	—	—
Forfeited	(51,000)	7.45	—	—	—	—
Outstanding at the end of the year	242,000	$7.45	423,000	$7.81	581,000	$7.30

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

On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors for at least six months was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors for at least six (6) months was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six (6) months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director shall receive an option to purchase 13,000 shares of Common Stock for each committee on which he or she shall have served as chairperson for at least six months prior to such date. As a result, options to purchase 65,000, 143,000 and  143,000 shares of Common Stock were granted during 2003, 2004 and 2005, respectively.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity – (continued)

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

A summary of activity of options granted to purchase the Company’s Common Stock under the 2002  stock incentive plan is as follows:

	Year ended December 31,
	2003		2004		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	54,235	$4.47	1,795,955	$6.64	$2,767,866	$6.95
Granted	1,741,720	6.70	1,298,055	7.48	941,700	5.76
Exercised	—	—	(77,344)	4.17	(21,428)	4.00
Forfeited	—	—	(248,800)	8.16	(1,370,702)	7.30
Outstanding at the end of the year	1,795,955	$6.64	2,767,866	$6.95	2,317,436	$6.30

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

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity – (continued)

2000 Stock Incentive Plan

In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”).

A summary of activity of options granted to purchase the Company’s Common Stock under the 2000 stock incentive plan is as follows:

	Year ended December 31,
	2003		2004		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	3,261,815	$14.45	2,972,752	$11.66	2,706,768	$10.93
Granted(1)	1,661,370	9.79	372,000	10.17	—	—
Exercised	(15,647)	2.79	(116,542)	9.39	(51,392)	5.52
Forfeited	(1,934,786)	14.61	(521,442)	12.37	(533,429)	9.87
Outstanding at the end of the year	2,972,752	$11.66	2,706,768	$10.93	2,121,947	$11.33

——————

(1)

Includes 1,569,870 options granted on December 19,2003 under an employee option exchange program.

Generally, options granted under our Stock Incentive Plans vest at rates of 25% to 50% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 4 to 12 quarters, such that all shares are vested after two to four years.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase Common Stock through payroll deductions. An aggregate of 1,000,000 shares of Common Stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the Company’s Common Stock or the Company’s capital structure) have been reserved for issuance and are available for purchase under the ESPP. No shares of Common Stock were issued in 2002. In 2003, 2004 and 2005, the Company issued 98,178, 196,600 and 292,433 shares of Common Stock to employees under the ESPP for consideration of $355, $774 and $1,386, respectively.

All of the Company’s employees who are regularly employed for more than five months in any calendar year and work twenty (20) hours or more per week are eligible to participate in the ESPP. Non-employee directors, consultants, and employees subject to the rules or laws of a foreign jurisdiction that prohibit or make impractical their participation in an employee stock purchase plan are not eligible to participate in the ESPP.

The plan designates offer periods, purchase periods and exercise dates. Offer periods will generally be overlapping periods of twenty four (24) months. Purchase periods will generally be six-month periods. Exercise dates are the last day of each purchase period. In the event the Company merges with or into another corporation, sells all or substantially all of the Company’s assets, or enters into other transactions in which all of the Company’s stockholders before the transaction own less than fifty (50) percent of the total combined voting power of the Company’s outstanding securities following the transaction, the Company’s Board of Directors or a committee designated by the board may elect to shorten the offer period then in progress.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity – (continued)

The price per share at which shares of Common Stock are to be purchased under the ESPP during any purchase period is the lesser of:

•

eighty five (85) percent of the fair market value of the Company’s Common Stock on the date of the grant of the option, which is the commencement of the offer period; or

•

eighty five (85) percent of the fair market value of the Company’s Common Stock on the exercise date, which is the last day of a purchase period.

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

d. Dividend policy:

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

Note 8 — Geographic Information and Major Customer Data

a. Summary information about geographic areas:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).The following is a summary of operations within geographic areas:

	Year ended December 31,
	2003	2004	2004

Revenues based on customer location:
United States	$17,369	$11,104	$12,545
Europe, Middle East and Africa	$11,426	$16,628	$7,890
Asia Pacific(1)	$8,041	$9,941	$15,201
	$36,836	$37,673	$35,636

(1) Japan	$4,048	$5,498	$4,969

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Geographic Information and Major Customer Data – (continued)

	December 31,
	2003	2004	2005

Long-lived assets by geographic region:
United States	$41,883	$41,169	$39,986
Ireland	$2,438	$2,005	$1,193
Israel	$2,324	$1,994	$1,615
Other	$—	$264	$290
	$46,645	$45,432	$43,084

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below:

	Year ended December 31,
	2003	2004	2005

Customer A	—	—	10.0%
Customer B	—	12.1%	—
Customer C	10.0%	—	—

Note 9 — Financial Income, Net and Other Income

Financial income, net consists of:

	December 31,
	2003	2004	2005

Interest income and gains from marketable securities	$750	$759	$1,711
Foreign exchange gain (loss)	$(687)	$37	$109
	$63	$796	$1,820

Other income consists of:

	December 31,
	2003	2004	2005

Gain on realization of investment	$—	$—	$1,507

——————

See Note 1i.

Note 10 — Taxes on Income

A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates. The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. Two other Irish subsidiaries qualify for an exemption from income tax as their revenue source is license fees from qualifying patents within the meaning of Section 234 of the Irish Taxes Consolidation Act 1997.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10 — Taxes on Income – (continued)

CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans, commenced operations in 1994, 1996, 1998,1999, 2002 and 2004, respectively. The second plan is tax exempt for four years from the first year it has taxable income and is entitled to a reduced corporate tax rate of ten (10) percent to twenty five (25) percent (based on the percentage of foreign ownership) for an additional period of six years. The other plans are tax exempt for two years from the first year they have taxable income and are entitled to a reduced corporate tax rate of ten (10) percent to twenty five (25) percent (based on the percentage of foreign ownership) for an additional period of eight years.

Under Israeli law, CEVA’s Israeli subsidiary is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five (5) tax years from the beginning of such use.

The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in “Approved Enterprises”. In the event of failure to comply with these conditions, the benefits may be canceled, the income generated from the Approved Enterprises could be subject to corporate tax in Israel at the standard tax rate or the Company could be required to refund tax benefits already received.

The Company’s Board of Directors has determined that tax-exempt income earned by the Israeli  subsidiary’s “Approved Enterprises” will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Israeli subsidiary’s “Approved Enterprise” as the undistributed tax exempt income is essentially permanent in duration.

If the retained tax-exempt profits are distributed to stockholders in a manner other than in the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits, currently ten (10) percent for an “Approved Enterprise”.

Should CEVA’s Israeli subsidiary derive income from sources other than the “Approved Enterprise” during the period of benefits, such income will be taxable at the regular corporate tax rate in Israel.

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as an Approved Enterprise, such as provisions generally requiring that at least 25% of the Approved Enterprise’s income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore CEVA D.S.P. Limited, Israel existing Approved Enterprise will generally not be subject to the provisions of the Amendment. As a result of the amendment, tax-exempt income generated under the provisions of the new law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2005, the Company did not generate income under the provision of the new law.

Changes in the Corporate Tax Rate

On July 25, 2005 the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147 and Temporary Order) – 2005 (hereinafter – Amendment 147). The Amendment provides for a gradual reduction in the regular company tax rate in the following manner:  in 2006 the tax rate will be thirty one (31) percent, in 2007 the tax rate will be twenty nine (29) percent, in 2008 the tax rate will be twenty seven (27) percent, in 2009 the tax rate will be twenty six (26) percent and from 2010 onward the tax rate will be twenty five (25) percent. Furthermore, as from 2010, upon reduction of the company tax rate to twenty five (25) percent, real capital gains will be subject to tax of twenty five (25) percent.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Taxes on Income – (continued)

a. The provision for income taxes is as follows:

	Year ended December 31,
	2003	2004	2005

Domestic taxes:
Current	$—	$5	$3
Deferred	—	—	—
	—	5	3
Foreign taxes:
Current	300	835	694
Deferred	—	(195)	(697)
Taxes on income	$300	$645	$—

Income (loss) before taxes on income:
Domestic	$(2,775)	$(783)	$(1,879)
Foreign	(8,916)	3,078	(387)
	$(11,691)	$2,295	$(2,266)

b. A reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2003	2004	2005

Income (loss) before taxes on income	$(11,691)	$2,295	$(2,266)
Tax at U.S. statutory rate – 35%	(4,092)	803	(794)
Foreign income taxes at rates other than U.S. rate	1,720	(1,420)	217
Rate differential – intercompany recharge	—	(887)	—
Restructuring and impairment cost	1,773	—	—
Non-deductible items	—	(89)	27
Valuation allowance	1,175	2,490	1,222
Other	(276)	(252)	(672)
Taxes on income	$300	$645	$—

c. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2003	2004	2005

Operating loss carryforward	$6,728	$8,438	$9,941
Accrued expenses	—	850	511
Temporary differences related to R&D expenses	—	—	722
Other	—	125	158
Valuation allowance	(6,728)	(9,218)	(10,440)
Balance at the end of the year	$—	$195	$892

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Taxes on Income – (continued)

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The change in valuation allowance as of December 31, 2005 was $1,222. The Company does not provide for U.S. Federal Income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

d. Separation from DSPG:

DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that were transferred to CEVA’s Israeli subsidiary and the majority of the assets that remained in DSPG cannot be sold for a two-year period (ending November 1, 2004) and subject to other requirements determined by law. In addition, according to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel, of 50% of total capital. Undistributed earnings of $7,985 from international subsidiaries are considered permanently invested in accordance with the provisions of APB 23. The determination of the potential U.S. taxes that would be payable in the event these earnings were repatriated is not practicable to calculate.

e. Tax loss carryforwards:

As of December 31, 2005, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $6,340, which are available to offset future U.S. taxable income and begin to expire in 2023. As of December 31, 2005, CEVA and its subsidiaries had foreign operating losses which can be carried forward indefinitely for tax purposes of approximately $73,249 principally in Ireland, which are available to offset future taxable income.

Note 11 — Reorganization, Restructuring and Severance Charge

The Company’s management and Board of Directors approved reorganization and restructuring plans in 2005, which resulted in a total charge of $3,200. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included are severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

In the third quarter of 2005, the Company’s management conducted exit negotiations with the landlord in respect of one of its properties in Ireland. The Company’s management consequently updated their provision in respect of this property to reflect an exit strategy resulting in a net additional charge of $1.7 million in the third quarter. At December 31, 2005, exit negotiations had not been concluded and management was required to update the provision in respect of this property on a sub-let basis. The Company revised its assumptions at December 31, 2005 in respect of future vacancy rates and sublet rents in light of current market conditions and their discount rate based on projected interest rates applicable. There was no additional charge to the income statement of operation during the fourth quarter of 2005. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

The Company’s management and Board of Directors approved reorganization and restructuring plans in 2003, which resulted in a total charge of $8,620. The charge arose in connection with senior executive management changes in connection with the implementation of a strategic initiative to strengthen headquarters function in the U.S. Also included were severance charges and employee-related liabilities arising in connection with a head-count reduction of 40 employees, under-utilized building operating lease charges and a charge for non-performing assets arising from a reduction in headcount and facility requirements. The reduction in headcount and facility requirements was a result of the realignment of the business to focus on DSP cores and integrated application

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 11 — Reorganization, Restructuring and Severance Charge – (continued)

technologies and the decision to cease manufacturing the Company’s hard IP products and certain non-strategic technology areas.

The Company’s management is required to make and to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

If an exit strategy in respect of a leased property is appropriate, the under-utilized building operating lease charge is calculated taking into consideration the surrender value based on a multiple of annual outgoings given the underlying market conditions. Otherwise, the under-utilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate of 4.75% over the remaining period of the lease. The Company expects to revise its assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

The major components of the restructuring and other charges are as follows:

	Severance and related costs	Under-utilized building operating lease obligations	Legal and professional fees	Non- performing assets	Total

Balance as of December 31, 2002	$125	$2,898	$231	$—	$3,254
Charge	6,455	1,431	250	484	8,620
Cash outlays	(4,876)	(1,176)	(381)	(484)	(6,917)
Balance as of December 31, 2003	$1,704	$3,153	$100	$—	$4,957
Charge	—	—	—	—	—
Reallocation	—	50	(50)	—	—
Cash outlays	(849)	(992)	(50)	—	(1,891)
Balance as of December 31, 2004	$855	$2,211	$—	$—	$3,066
Charge, net(1)	870	1,897	440	—	3,207
Non-cash stock compensation charge	(117)	—	—	—	(117)
Cash outlays	(1,608)	(1,224)	(110)	—	(2,942)
Balance as of December 31, 2005	$—	$2,884	$330	$—	$3,214

——————

(1)

The net charge includes a reversal of a provision made in a prior year.

Note 12 — Related Party Transactions

a. The Company trades in the normal course of business with DSPG, which was the parent company of CEVA until November 1, 2002 (see Note 1). CEVA and DSPG have common directors.

Until November 30, 2003, CEVA’s Israeli subsidiary occupied and utilized portions of the facilities of DSPG’s Israeli subsidiary (“DSPG Ltd.”). CEVA’s Israeli subsidiary was obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of occupying and operating these facilities. The amount charged to CEVA’s Israeli subsidiary for these services between November 1, 2002 and December 31, 2002, was $ 60 and $332 for the period between January 1 and November 30, 2003. Non-moveable fixtures and fittings with a net book value of $140 were sold to DSPG prior to exiting the premises for proceeds of $100.

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Related Party Transactions – (continued)

Revenue generated from DSPG from licensing, royalty and support agreements during the years ended December 31, 2003, 2004 and 2005 was $383, $540 and $237, respectively. The accounts receivable balances with DSPG at December 31, 2003, 2004 and 2005 were $178, $47 and $0 respectively.

b. Directors who are not employees of CEVA (other than the Chairman and the lead independent director) are entitled to an annual retainer of $40, payable in quarterly installments of $10 each. The Chairman receives an annual retainer of $60, payable in quarterly installments of $15 each. The lead independent director receives an annual retainer of $50, payable in quarterly installments of $12.5 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $1 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. In May 2005, the Board of Directors agreed going forward to reduce the annual retainer to $30 payable in quarterly installments of $7.5 for directors other than the Chairman and lead independent director and to waive the attendance fee for additional board meetings. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock plans.

c. On July 1, 1996 one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rental payment is €888 ($1,055). Brian Long and Peter McManamon, directors of the Company, are minority stockholders of Veton Properties Limited.

d. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2003, 2004 and 2005 was $282, $67 and $57, respectively. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2003, 2004 and 2005 were $57, $17 and $0 respectively.

Note 13 — Commitments and Contingencies

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

The Company and its subsidiaries paid $2,344, $2,555 and $2,372 in rental expense for the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

Future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum rental payments

2006	$3,168
2007	2,695
2008	2,172
2009	1,696
2010	1,630
Thereafter	15,846
$27,207

CEVA, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies – (continued)

c. Under the terms of certain foreign subsidiary grant agreements, amounts received may become repayable in full should certain circumstances specified within the grant agreements occur. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under its programs, and grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

Note 14 — Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004				2005

Revenues:
Licensing and royalties	$7,769	$8,180	$8,482	$7,840	$8,847	$8,219	$7,169	$6,520
Other revenue	1,445	1,396	1,232	1,329	1,194	1,309	1,217	1,161
Total revenues	9,214	9,576	9,714	9,169	10,041	9,528	8,386	7,681
Cost of revenues	1,510	1,451	1,199	1,018	1,293	1,116	1,003	805
Gross profit	7,704	8,125	8,515	8,151	8,748	8,412	7,383	6,876

Operating expenses:
Research and development, net	4,009	4,222	4,384	4,661	4,926	5,515	5,036	4,676
Sales and marketing	1,673	1,718	1,768	1,806	1,676	1,560	1,619	1,722
General and administrative	1,459	1,495	1,555	1,354	1,471	1,611	1,399	1,261
Amortization of other intangible assets	223	223	223	223	223	218	191	191
Reorganization, restructuring and severance charge	—	—	—	—	—	1,657	1,650	(100)
Impairment of assets	—	—	—	—	—	510	—	—
Total operating expenses	7,364	7,658	7,930	8,044	8,296	11,071	9,895	7,750
Operating income (loss)	340	467	585	107	452	(2,659)	(2,512)	(874)
Financial income, net	189	162	145	300	335	443	475	567
Other income	—	—	—	—	—	—	1,507	—
Income before taxes on income (loss)	529	629	730	407	787	(2,216)	(530)	(307)
Taxes on income (tax benefit)	120	135	170	220	160	—	—	(160)
Net income (loss)	$409	$494	$560	$187	$627	$(2,216)	$(530)	$(147)
Basic net income (loss) per share	$0.02	$0.03	$0.03	$0.01	$0.03	$(0.12)	$(0.03)	$(0.01)
Diluted net income (loss) per share	$0.02	$0.03	$0.03	$0.01	$0.03	$(0.12)	$(0.03)	$(0.01)
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,326	18,380	18,453	18,522	18,675	18,742	18,875	18,923
Diluted	19,257	18,909	18,793	19,106	19,227	18,742	18,875	18,923

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.
By:	/s/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gideon Wertheizer	Chief Executive Officer (Principal Executive Officer)	March 14, 2006
Gideon Wertheizer

/s/ Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2006
Yaniv Arieli

/s/ Eliyahu Ayalon	Director	March 14, 2006
Eliyahu Ayalon

/s/ Brian Long	Director	March 14, 2006
Brian Long

/s/ Zvi Limon	Director	March 14, 2006
Zvi Limon

/s/ Bruce Mann	Director	March 14, 2006
Bruce Mann

/s/ Peter McManamon	Director and Chairman	March 14, 2006
Peter McManamon

/s/ Sven-Christer Nilsson	Director	March 14, 2006
Sven-Christer Nilsson

/s/ Louis Silver	Director	March 14, 2006
Louis Silver

/s/ Dan Tocatly	Director	March 14, 2006
Dan Tocatly

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction (1)	Balance at end of period

Year ended December 31, 2005
Allowance for doubtful accounts	$813	$—	$146	$667

Year ended December 31, 2004
Allowance for doubtful accounts	$795	$478	$460	$813

Year ended December 31, 2003
Allowance for doubtful accounts	$250	$545	$—	$795

——————

(1)

Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCEVA, Inc.)
3.3(7)	Second Amended and Restated Bylaws of the Registrant
3.4(8)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.5(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.6(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.7(11)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
4.1(2)	Specimen of Common Stock Certificate
10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan
10.10(6)†	Parthus 2000 Share Option Plan
10.13(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.19(7)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003
10.20(12)	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
23.2*	Consent of Ernst & Young, Chartered Accountants
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(10)

Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on June 10, 2005, and incorporated hereby by reference.

(11)

Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(12)

Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

†

Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*

Filed herewith.