Form 10-K/A
period 2005-12-31
CEVA  INC
filed 2006-04-28
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment No. 1)

______________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-49842

______________

CEVA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

2033 Gateway Place, Suite 150, San Jose, California 95110-1002

(Address of Principal Executive Offices) (Zip Code)

(408) 514-2900

(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2006
Common Stock, $0.001 par value per share	19,149,408 shares

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 14, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS OF THE REGISTRANT

Set forth below for each director is information as of March 1, 2006 with respect to his (a) name and age, (b) positions and offices at the company, (c) principal occupation and business experience during at least the past 5 years, (d) directorships, if any, of other publicly held companies and (e) the year such person became a director of the company.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Eliyahu Ayalon	63	1999

Mr. Ayalon served as chairman of our board of directors from November 2002 to February 2004 and has served as a member of our board of directors since November 1999. Mr. Ayalon also served as our chief executive officer from November 1999 to January 2001. Mr. Ayalon served as president and chief executive officer of DSP Group, Inc., a fabless semiconductor company, from April 1996 until April 2005 and from January 2006 to present. Mr. Ayalon has also served as a member of the board of directors of DSP Group, Inc. since April 1996 and as chairman since January 2000.

Brian Long	49	2002

Mr. Long has served as a member of our board of directors since November 2002. He served as chief executive officer and a member of the board of directors of Parthus Technologies plc from 1993 until November 2002, and was one of the co-founders of Parthus Technologies plc. Mr. Long has served as chief executive officer of Atlantic Bridge Ventures, an investment company, since August 2004.

Zvi Limon(1)(3)	47	1999

Mr. Limon has served as a member of our board of directors since November 1999. Mr. Limon is currently self-employed. Since 1998, Mr. Limon has been a partner at Magnum Communications Fund, a consulting and investment advisory firm. He served as Chairman of Limon Holdings Ltd., a consulting and investment advisory firm, from October 1993 to July 2000. Mr. Limon is a member of the board of directors of DSP Group, Inc. since February 1999, and of several private companies, including GVT Holdings NV, the parent company of Global Village Telecom in Brazil.

Bruce A. Mann(2)	71	2001

Mr. Mann has served as a member of our board of directors since April 2001. Mr. Mann has been a partner of Morrison & Foerster LLP since February 1987. He was a Senior Managing Director of WR Hambrecht & Co., an investment banking firm, from 1999 to 2003.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Peter McManamon	57	2003

Mr. McManamon has served as a member of our board of directors since April 2003 and was appointed chairman of our board in May  2005. He served as chief financial officer of Parthus Technologies plc from 1993 until March 2001, executive vice president of corporate development of Parthus Technologies plc from March 2001 until November 2002 and a member of the board of directors of Parthus Technologies plc from 1993 until November 2002. He was also one of the co-founders of Parthus Technologies plc. Mr. McManamon has served as a director of Atlantic Bridge Ventures, an investment company, since August 2004.

Sven-Christer Nilsson(1)(2)(3)	61	2002

Mr. Nilsson has served as a member of our board of directors since November 2002. He served as a member of the board of directors of Parthus Technologies plc from March 2000 until November 2002. He is a co-founder, partner and director of Startup factory B.V., a venture capital and early-stage investor headquartered in Stockholm, Sweden, and has held such position since 1999. Between 1982 and 1999 he held various positions with Ericsson, the telecommunications equipment supplier, including president, Ericsson Radio Systems (Sweden), vice president, Mobile Switching Systems, executive vice president, Cellular Systems-American Standards, and, from 1998, chief executive officer. Mr. Nilsson also serves as a director of Telia Sonera AB and ASSA Abloy AB.

Louis Silver(1)(2)	52	2002

Mr. Silver has served as a member of our board of directors since April 2002. He is a principal of RP Capital Group and has served as an advisor to RP Capital Group since April 2005. From January 2005 until January 2006, he acted as a private banking consultant. From August 2002 until April 2005, he acted as a legal and business development advisor to companies and individuals. From September 1996 until June 2002, he served as an advisor and counsel to Discount Bank & Trust Company. Since November 1999 he has served as a member of the board of directors of DSP Group, Inc. Since December 2005 he has served as a member of the board of directors of Scopus Video Networks Ltd., a developer of digital video networking products.

Dan Tocatly	46	2004

Mr. Tocatly has served as a member of our board of directors since February 2004. Mr. Tocatly has served as co-chairman of FMR Computers & Software LTD., a software solutions company, since January 2002. Mr. Tocatly is a co-founder of the Magnum Group, a venture capital firm, and has served as its managing partner since 1997.

——————

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

(3)

Member of Nominations Committee.

Director Independence

Our board of directors has determined that the following directors are independent pursuant to the NASDAQ Stock Market rules: Zvi Limon, Bruce A. Mann, Sven-Christer Nilsson, Louis Silver and Dan Tocatly. In making this determination, our board of directors considered transactions and relationships between each director or his immediate family and the company and our subsidiaries, including those reported in the section below captioned, “Transactions with Related Parties.”  The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. As a result of this review, our board affirmatively determined, based on its understanding of such transactions and relationships, that all of our non-employee directors are independent of the company and, therefore, a majority of the members of our board is independent, under the standards set forth by the NASDAQ Stock Market rules.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Audit Committee of the Board of Directors

The primary purpose of the Audit Committee is to assist the board of directors in fulfilling its responsibility to oversee the accounting and financial reporting processes of CEVA and audits of the financial statements of CEVA. The members of the Audit Committee are Zvi Limon, Sven-Christer Nilsson and Louis Silver. Mr. Silver serves as the chairman of the Audit Committee. The Audit Committee met ten times, including eight times by telephone conference and acted one time by written consent, during 2005. All of the members of the Audit Committee are independent as defined by the Nasdaq Stock Market listing standards and as defined under the independence requirements of Rule 10A-3 under the Exchange Act.

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

Gideon Wertheizer, age 49, has served as our Chief Executive Officer since May 2005. Mr. Wertheizer has twenty three (23) years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSPG, including such roles as Executive VP – Strategic Business Development, Vice President for Marketing and VP of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben-Gourion University in Israel and executive MBA form Bradford University in the United Kingdom.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from reporting persons that no Form 5 filing was required for such persons, we believe that, during 2005, the following filing required to be made by our reporting persons in accordance with the requirements of the Securities Exchange Act of 1934 was filed late:

Name of Reporting Person	Number of Late Reports and Transactions	Transactions That Were Not Reported on a Timely Basis

Peter McManamon	1	Option grant

Code of Business Conduct and Ethics

Our board of directors adopted a code of business conduct and ethics. This code applies to all of our employees and is posted on the Corporate Governance section of our website at www.ceve-dsp.com. The code satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as NASDAQ rules applicable to issuers listed on the Nasdaq National Market. The code, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. Any waivers to the code with respect to our executive officers and directors may be granted only by the audit committee. Any waivers to the code with respect to the remainder of the employees may be granted by the corporate compliance officer, which is currently our Chief Financial Officer. Any waivers to the code and any amendments to the code applicable to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller or persons performing similar functions, will be posted on our website. Our audit committee has also established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of (i) persons serving as our chief executive officer during 2005, and (ii) our other most highly compensated executive officers during 2005 (collectively, the “named executive officers”).

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus(1)		Other Annual Compensation(2)		Securities Underlying Options(3)	All Other Compensation(4)

Gideon Wertheizer(5)	2005	$200,000		$115,000	(6)	$25,000	(7)	150,000	$47,000
Chief Executive Officer	2004	$160,000		$39,979		$23,000	(7)	67,500	$24,000
	2003	$160,000		$10,400		$20,596	(7)	135,628	$36,500

Chester J. Silvestri	2005	$174,038	(9)	$—		$—		—	$6,000
Former President, Chief	2004	$300,000		$140,552		$—		80,000	$16,000
Executive Officer and Chairman(8)	2003	$168,269		$127,000		$—		720,000	$—

Yaniv Arieli	2005	$58,333		$35,000		$9,000	(7)	120,000	$13,000
Chief Financial Officer(10)	2004	$—		$—		$—		—	$—
	2003	$—		$—		$—		—	$—

Issachar Ohana	2005	$200,000		$—		$129,120	(11)	—	$14,000
Vice President, World Wide	2004	$196,312		$—		$118,118	(12)	136,000	$13,000
Sales	2003	$144,473		$10,593		$197,210	(13)	28,934	$18,863

——————

(1)

Our executive officers are eligible for annual cash bonuses. Such bonuses are generally based upon achievement of corporate performance objectives determined by the compensation committee. Bonuses are awarded by the compensation committee based upon individual, as well as corporate performance. We pay bonuses in the year following the year the bonuses were earned.

(2)

In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the fiscal year.

(3)

Consists of shares underlying options to purchase our common stock granted during the fiscal year indicated.

(4)

Consists of contributions by CEVA under our pension plan (a defined contribution plan) or 401(k) contributions and severance fund.

(5)

Mr. Wertheizer was appointed Chief Executive Officer in May 2005 and was previously Executive Vice President and General Manager of CEVA DSP Cores.

(6)

Includes a one-time bonus of $40,000 Mr. Wertheizer received in connection with his appointment as Chief Executive Officer in May 2005.

(7)

Consists of car, phone and meal allowances.

(8)

Mr. Silvestri resigned from the Company in May 2005.

(9)

Includes an aggregate post-termination payment of $68,462.

(10)

Mr. Arieli was appointed Chief Financial Officer in May 2005 and his employment agreement was effective from August 1, 2005.

(11)

Includes a housing allowance of $48,000 and a sales commission of $81,120.

(12)

Includes a housing allowance of $48,000 and a sales commission of $70,118.

(13)

Consists of relocation, car, phone and meal allowances and a sales commission of $137,549.

Stock Options

The following table sets forth information for each of the named executive officers with respect to the grant of options to purchase shares of our common stock during 2005.

Option Grants During 2005

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(4)	Exercise or Base Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%

Gideon Wertheizer(3)	150,000	16%	$5.55	7/19/12	$338,911	$789,807
Yaniv Arieli(3)	120,000	13%	$5.55	7/19/12	$271,129	$631,846

——————

(1)

The exercise price of options granted was the fair market value of our common stock based on the closing price of a share of common stock of the company on the date of grant as reported on The NASDAQ National Market.

(2)

Consists of amounts that may be realized upon exercise of the options immediately before the expiration of their respective terms, assuming the specified hypothetical compound rates of appreciation (5% and 10%) of the market value of our common stock on the date of the option grants over the term of the respective options. These numbers are calculated based on the closing price ($6.26) of a share of common stock of CEVA, as reported on the NASDAQ National Market on December 30, 2005, as well as the rules promulgated by the SEC and do not reflect our estimate of future stock price growth, if any. Actual gains, if any, on stock option exercises and common stock holdings are dependent, in part, on the timing of exercise and the future performance of our common stock.

(3)

Consists of options granted under our 2002 Stock Incentive Plan that are exercisable in installments over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining shares vesting monthly thereafter.

(4)

Consists of total options granted to employees of 941,700 during the fiscal year ending December 31, 2005.

Year-End Option Values

The following table sets forth information for each of the named executive officers with respect to the exercise of options, if any, to purchase shares of our common stock during 2005 and the number and value of options outstanding as of December 31, 2005.

Aggregated Option Exercises in 2005 and
Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Gideon Wertheizer	—	—	243,561	195,261	$5,686	$106,500
Chester J. Silvestri	—	—	—	—	—	—
Yaniv Arieli	—	—	—	120,000	—	$85,200
Issachar Ohana	2,083	$3,270	94,849	77,418	$770	$—

——————

 (1)

Based on the closing price ($6.26) of a share of common stock of CEVA, as reported on The NASDAQ National Market on December 30, 2005, less the exercise price.

Director Compensation

Directors who are employees of CEVA do not receive any additional compensation for their services as directors. Directors who are not employees of CEVA (other than the chairman and the lead independent director) are entitled to an annual retainer of $40,000, payable in quarterly installments of $10,000 each. The chairman receives an annual retainer of $60,000, payable in quarterly installments of $15,000 each. The lead independent director receives an annual retainer of $50,000, payable in quarterly installments of $12,500 each. The retainer contemplates attendance at 4 board meetings per year. Additional board meetings of a face-to-face nature are compensated at the rate of $1,000 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1,000 per meeting. In May 2005, the board of directors agreed going forward to reduce the annual retainer to $30,000, payable in quarterly installments of $7,500 for directors other than the chairman and the lead independent director and to waive the attendance fee for additional board meetings. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Our directors are eligible to participate in our 2003 director stock option plan and our 2002 stock incentive plan. In 2005, in accordance with the 2003 director stock option plan and in connection with their service as directors of CEVA, Messrs. Ayalon, Long, Limon, Nilsson and Tocatly were each granted options to purchase 13,000 shares of our common stock, and Messrs. Mann, McManamon and Silver were granted options to purchase 39,000, 26,000 and 26,000 shares of our common stock, respectively.

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

Employment Agreements

On November 1, 2002, we entered into employment agreements with Mr. Gideon Wertheizer and Mr. Issachar Ohana, which was further amended in the case of Mr. Wertheizer, on July 19, 2005 and in the case of Mr. Ohana, on July 22, 2003. Pursuant to the employment agreements, both Mr. Ohana and Mr. Wertheizer are entitled to a salary of $200,000, as well as a bonus to be determined at the discretion of the Compensation Committee of our board of directors.

Although each employment agreement is for an indefinite term, the employment of each of these individuals will be terminable at any time by us, other than for cause, upon the determination of our board of directors with not less than 30 days notice or by the individual with notice of not less than nine months in the case of Mr. Wertheizer and six months in the case of Mr. Ohana. If our board of directors determines that an individual has failed to perform his reasonably assigned duties and upon written notice from us, we are required to give notice or a cure period of not less than nine months in the case of Mr. Wertheizer and six months in the case of Mr. Ohana prior to termination. If either of these individuals resigns for good reason or if we, or an acquiring or succeeding corporation after a change in control of our company, terminate him, other than for cause, then he will be entitled to the compensation, including medical and pension benefits, to which he would otherwise have been entitled had he remained employed by us for two years, and his options will vest in full. If the employment of either of these employees is terminated by death, his options will vest in full.

On August 18, 2005, we entered into an employment agreement with Mr. Yaniv Arieli. Pursuant to the employment agreement, Mr. Arieli is entitled to a salary of $126,000, as well as an annual overtime payment of $14,000. Upon the termination of his employment, Mr. Arieli will be entitled to severance benefits in accordance with the laws of the State of Israel. The employment agreement is effective as of August 1, 2005 and shall continue in effect until terminated in accordance with its terms. The employment of Mr. Arieli may be terminable at any time by either party and for any reason with six months prior written notice.

On May 17, 2005, we entered into a Separation Agreement and Release (the “Release”) with Mr. Silvestri related to the cessation of his employment with the Company. The terms of the Release are the same terms contained in a letter agreement we entered into with Mr. Silvestri on June 2, 2003. According to the letter agreement and the Release, in consideration of Mr. Silvestri signing a waiver and release of all claims, we agreed to continue to pay Mr. Silvestri’s base salary at a rate of $25,000 per month less applicable withholding for a maximum period of nine months or until Mr. Silvestri obtained new employment, whichever period is shorter. We paid Mr. Silvestri an aggregate post-termination payment of $68,462. We also agreed to provide Mr. Silvestri with COBRA medical benefits coverage for approximately the same period of time. The Release superseded and terminated the prior letter agreement. Mr. Silvestri obtained new employment in August 2005.

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

Report of the Compensation Committee on Executive Compensation

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this proxy statement or future filings made by the Company under those statutes, the below Compensation Committee Report shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

This report is submitted by the Compensation Committee of our board of directors, which is responsible for determining the salary and incentive compensation for our executive officers, and administering and granting stock options under our stock option plans to our executive officers. In addition, the Compensation Committee reviews and makes recommendations to our board of directors regarding incentive-compensation and equity-based plans.

General Compensation Policy

The Compensation Committee seeks to achieve the following three broad goals in connection with our executive compensation program:

•

to enable CEVA to attract and retain qualified executives;

•

to create a performance-oriented environment by rewarding executives for the achievement of CEVA’s business objectives and/or achievement in an individual executive’s particular area of responsibility; and

•

to provide executives with equity incentives in CEVA so as to link a portion of an executive’s compensation with the performance of CEVA’s common stock.

Components of Compensation

To achieve these goals, the executive compensation program includes:

•

base salary;

•

cash bonuses; and

•

stock-based equity incentives in the form of participation in CEVA’s stock option plans;

and may include:

•

deferred compensation;

•

executive perquisites;

•

severance arrangements;

•

change-in-control benefits; and

•

other forms of executive officer compensation.

General Factors for Establishing Compensation

The Compensation Committee has retained independent consultants from time to time to review the executive compensation of industry peers with which CEVA competes for employees to compare the competitiveness of CEVA’s compensation packages for executive officers, including the chief executive officer. In addition to reviewing industry compensation levels, the Compensation Committee also considers a number of other factors in establishing the components of each executive officer’s compensation package, as summarized below.

Base Salary

Salaries for executive officers, including the chief executive officer, are generally determined on an individual basis by evaluating the following:

•

the executive’s scope of responsibility, performance, prior employment experience and salary history;

•

CEVA’s financial performance, including increases in its revenues and profits, if any; and

•

internal consistency within CEVA’s salary structure.

Incentive Compensation

The Compensation Committee believes that a bonus component for compensation to supplement base salaries of executive officers provides an important incentive to the achievement of corporate goals. Bonuses for 2004 had been based on the achievement of specified corporate goals. In light of the change in CEVA’s Chief Executive Officer and Chief Financial Officer and the corporate reorganization announced on May 9, 2005, the Compensation Committee concluded that it would not be feasible to adopt a formal bonus program for its executive officers for 2005 and it would be in the best interest of CEVA and its stockholders to make any bonus for executive officers for 2005 wholly discretionary, based on their performance during the remainder of the year. Thus, bonuses paid for 2005 reflected the Compensation Committee’s subjective judgments, with primary emphasis being given to  the need to retain key personnel and the efforts of the individual executives to increase revenues and reduce costs. The Compensation Committee intends to evaluate and consider re-instituting a formal bonus program based on the achievement of objective goals for executive officers for 2006. Long-term Incentive Compensation

Long-term Incentive Compensation

Stock options are an element of the compensation packages of CEVA’s executive officers, including our chief executive officer, because they provide an incentive to executives to maximize stockholder value and because they reward the executives only to the extent that stockholders of CEVA also benefit. The Compensation Committee believes that it is to CEVA’s advantage to increase executive officers’ interest in CEVA’s future performance, as these employees share the primary responsibility for CEVA’s management and growth. The value of the stock options is derived from appreciation of CEVA’s common stock. In order to promote a longer term management focus and to provide an incentive for continued employment with CEVA, stock options generally become exercisable over a four-year period, with the exercise price being equal to 100% of the fair market value of CEVA’s common stock on the date of grant.

The size of the option grant made to each executive officer is based upon the following factors:

•

an evaluation of the executive’s past performance;

•

the total compensation being paid to the executive;

•

the anticipated value of the executive’s contribution to CEVA’s future performance;

•

the executive’s scope of responsibility;

•

the executive’s current position with CEVA;

•

the number of options awarded to the executive officer during previous fiscal years and the vesting status of such options;

•

comparability with option grants made to other CEVA executives; and

•

comparability with option positions of similarly situated executives at peer companies.

Chief Executive Officer’s Compensation

The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Wertheizer’s base salary for the year ended December 31, 2005 was $200,000. Mr. Wertheizer received an option on July 19, 2005 to purchase 150,000 shares of the Company’s Common Stock subject to four year vesting and a one-time nonrecurring bonus of $40,000. Mr Wertheizer was granted by the Compensation Committee, in March 2006, a bonus of $75,000 for the year ended December 31, 2005.

Mr. Silvestri’s base salary for the year ended December 31, 2005 was $300,000. On May 17, 2005, we entered into a Separation Agreement and Release (the “Release”) with Mr. Silvestri related to the cessation of his employment with the Company. The terms of the Release are the same terms contained in a letter agreement we entered into with Mr. Silvestri on June 2, 2003. According to the letter agreement and the Release, in consideration of Mr. Silvestri signing a waiver and release of all claims, we agreed to continue to pay Mr. Silvestri’s base salary at a rate of $25,000 per month less applicable withholding for a maximum period of nine months or until Mr. Silvestri obtained new employment, whichever period is shorter. We paid Mr. Silvestri an aggregate post-termination payment of $68,462. Mr. Silvestri obtained new employment in August, 2006.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its chief executive officer and its 4 other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, is not subject to the deduction limitation if certain requirements are met. In particular, income recognized upon the exercise of a stock option is not subject to the deduction limitation, if, among other things, the option was issued under a plan approved by the stockholders and such plan provides a limit on the number of shares that may be issued under the plan to any individual. The Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Internal Revenue Code when the committee believes that such payments are appropriate and in the best interests of the stockholders, after taking into account changing business conditions or the officer’s performance.

By the Compensation Committee of the board of directors of CEVA, Inc.

Bruce A. Mann
Sven-Christer Nilsson
Louis Silver

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this proxy statement or future filings made by the Company under those statutes, the below Stock Performance Graph shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

Comparison of Cumulative Total Return among CEVA, Inc.,
The NASDAQ Stock Market (U.S.) and the MG Specialized Semiconductor Group Index

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from November 1, 2002, the first day of trading of our common stock, through December 31, 2005, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the Hemscott Specialized Semiconductor Group Index.

This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on November 1, 2002), The NASDAQ Stock Market (U.S.) and the Hemscott Specialized Semiconductor Group Index on November 1, 2002, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	November 1, 2002	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005

CEVA, Inc.	$100.00	$112.14	$197.53	$172.81	$118.79
The NASDAQ Stock Market (U.S.)	$100.00	$100.45	$151.33	$165.87	$167.33
Hemscott Group Index	$100.00	$100.45	$178.74	$157.02	$154.10

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock
Holder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock, as of April 20, 2006 by (a) each person or entity known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of our “named executive officers,” as described in the Summary Compensation Table below, (c) each director and director nominee of the company, and (d) the directors and executive officers of the company as a group. The address of each of our directors and named executive officers is c/o CEVA, Inc., 2033 Gateway Place, Suite 150, San Jose, California 95110.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, (the “SEC”), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 20, 2006 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options or warrants, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The percentages are based on 19,149,408 shares of our common stock outstanding as of April 20, 2006. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by them, have sole voting and investment power with respect to the shares of common stock indicated.

Name of Beneficial Owner	Shares Beneficially Owned			Options Included in Shares Beneficially Owned Number
	Number		Percent

5% Stockholders
Bottin International Investments Ltd.(1)	1,355,000		7%	—
Dermot Desmond(1)	1,355,000		7%	—
Austin W. Marxe and David M. Greenhouse(2)	1,129,717		6%	—
Brian Long	1,599,487	(3)	8%	3,250
Ollaberry Limited	1,521,556	(4)	8%	—
Royce & Associates, LLC(5)	1,971,466		10%	—
Directors and Executive Officers
Eliyahu Ayalon	698,257		4%	698,257
Brian Long	1,599,487	(3)	8%	3,250
Zvi Limon	134,584		*	134,584
Bruce A. Mann	66,084		*	66,084
Peter McManamon	489,114	(6)	3%	35,500
Sven-Christer Nilsson	192,234		1%	192,234
Louis Silver	59,217		*	59,217
Dan Tocatly	22,250		*	22,250
Gideon Wertheizer	252,259		1%	252,259
Issachar Ohana	111,099		1%	111,099
Yaniv Arieli	—		*	—
Chester J. Silvestri(7)	—		*	—
All directors and executive officers as a group (12 persons)	3,624,585		17%	1,574,734

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

(2)

Austin W. Marxe and David M. Greenhouse filed a Schedule 13G with the Securities and Exchange Commission on February 14, 2006, reporting beneficial ownership of 1,129,717 shares of common stock as of December 31, 2005. The information contained in this table is derived from such filing. The address of Austin W. Marxe and David M. Greenhouse is 527 Madison Avenue, suite 2600, New York, NY 10022.

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

(5)

Royce & Associates, LLC filed a Schedule 13G with the Securities and Exchange Commission on January 12, 2006, reporting beneficial ownership of 1,971,466 shares of common stock as of December 31, 2005. The information contained in this table is derived from such filing. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019.

(6)

Includes 454 shares held by Mr. McManamon’s daughter.

(7)

Mr. Silvestri resigned as President, Chief Executive Officer and Chairman of the board of directors in May 2005.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders
CEVA 2003 Director Stock Option Plan	581,000	$7.30	119,000
CEVA 2002 Stock Incentive Plan	2,317,436	$6.30	883,792
CEVA 2000 Stock Incentive Plan	1,904,568	$11.38	—
CEVA 2002 Employee Stock Purchase Plan	n/a	n/a	412,789
Equity compensation plans not approved by security holders
Parthus Technologies 2000 Share Option Plan	217,379	$10.76	—
Total	5,020,383	$8.54	1,415,581

The Parthus 2000 Share Option Plan was not approved by our stockholders as the plan and the options granted thereunder were assumed by us in connection with our combination with Parthus Technologies PLC. Each option under that plan became an option to purchase the number of shares of our common stock that the holder of such option would have received had such holder exercised the option prior to the combination and held Parthus ordinary shares, and the exercise price per share was adjusted proportionately. Under the terms of that plan, an option holder is entitled to exercise an option in respect of 25% of the total number of shares subject to option on the first anniversary of the date of grant. Each successive month thereafter, the option holder is entitled to exercise options in respect of 1/48th of the total number of shares subject to the option. Options will lapse to the extent that they have not been exercised by the earliest of the seventh anniversary of its date of grant, the expiration of 12 months from the date of death of the option holder or three months from the date of cessation of the option holder’s status as an employee, consultant or director.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Parties

We engage in the normal course of business with DSP Group, Inc (DSPG), which was the parent company of CEVA until November 1, 2002 . CEVA and DSPG have common directors.

Revenue generated from DSPG from licensing, royalty and support agreements during the years ended December 31, 2003, 2004 and 2005 was $383,000 $540,000 and $237,000, respectively. The accounts receivable balances with DSPG at December 31, 2003, 2004 and 2005 were $178,000 $47,000 and $0, respectively.

See description of “Director Compensation” above.

On July 1, 1996 one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rental payment is €888,000 ($1,055,000). Brian Long and Peter McManamon, directors of the Company, are minority stockholders of Veton Properties Limited.

One of our directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2003, 2004 and 2005 was $282,000, $67,000 and $57,000, respectively. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2003, 2004 and 2005 were $57,000, $17,000 and $0, respectively.

We have entered into indemnification agreements with each of our directors and executive officers. Such agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services

Independent Auditors Fees and Other Matters

The following table summarizes the fees for professional services provided by Ernst & Young,* our independent auditors, billed to us for each of the last 2 fiscal years:

Fee Category	2005	2004

Audit Fees(1)	$186,660	$488,883
Audit-Related Fees(2)	$—	$16,625
Tax Fees(3)	$16,950	$80,622
All Other Fees(4)	$—	$—
Total Fees	$203,610	$586,130

——————

*

Fees are billed by Kost, Forer Gabbay & Kasierer, a member of Ernst & Young Global and Ernst & Young, Chartered Accountants, Dublin, Ireland.

(1)

Audit fees consist of fees for the annual audit, the reviews of the interim financial statements included in our quarterly reports on Form 10-Q, and statutory audits required internationally and services related to internal control reviews and assistance with Section 404 internal control reporting requirements. Fees for services related to internal control reviews and assistance with Section 404 internal control reporting requirements are based on fees received to date and estimated fees yet to be billed.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services related to consultations and audits in connection with grant applications, technical accounting issues, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)

Tax fees consisted of fees for tax compliance, tax advice and tax planning services.

(4)

Kost, Forer Gabbay & Kasierer, a member of Ernst & Young Global, did not bill us any fees for other services rendered to our Company and its affiliates for the years ended December 31, 2004 and 2005. Ernst & Young,

Dublin, Ireland, did not bill us any fees for other services rendered to our Company and its affiliates for the years ended December 31, 2004 and 2005.

All fees described above were approved by the Audit Committee of the Board of Directors.

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

An independent firm has been retained as our principal tax planning advisor going forward.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

Date: April 28, 2006	By:	/s/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements: **

— Consolidated Balance Sheets as of December 31, 2005 and 2004.

— Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

— Statements of Changes in Stockholders’ Equity and Related Company Investment for the Years Ended December 31, 2005, 2004 and 2003.

— Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

— Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: **

— Schedule II: Valuation of Qualifying Accounts and Reserves

Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

——————

**

Filed with the Registrant’s annual report on Form 10-K for the year ended December 31, 2005.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCEVA, Inc.)
3.3(7)	Second Amended and Restated Bylaws of the Registrant
3.4(8)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.5(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.6(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3.7(11)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
4.1(2)	Specimen of Common Stock Certificate
10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

Exhibit Number	Description

10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and the Registrant dated as of November 1, 2002
10.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8(2)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan
10.10(6)†	Parthus 2000 Share Option Plan
10.13(1)

Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.19(7)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003
10.20(12)	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
23.2*	Consent of Ernst & Young, Chartered Accountants
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

*

Previously filed with CEVA’s Annual Report on Form 10-K, filed with the Commission on March 14, 2006.

**

Filed herewith.