Form 10-Q
period 2006-03-31
CEVA  INC
filed 2006-05-10
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-Q

______________

               (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,149,408 shares of common stock, $0.001 par value, as of May 1, 2006.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that given the complexity of applications for DSPs, there is increasingly an industry shift away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications, and that we are well positioned to take full advantage of these trends;

•

Our understanding is that CEVA is the only company to date that has managed to demonstrate H.264 DVD-quality video and software on silicon, and that this technology generated a good amount of interest from potential customers;

•

Our hope that the adoption of a national 3G standard by the Chinese government in January 2006 will offer CEVA licensing opportunities in China; and

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, market acceptance of third-party semiconductor IP, our OEM relationships and competition, as well as those risks described in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$31,690	$35,111
Short term bank deposits	9,730	8,335
Marketable securities and deposits	18,694	18,174
Trade receivables, net	9,090	6,159
Deferred tax assets	550	600
Prepaid expenses	928	1,040
Other current assets	1,231	1,042
Total current assets	71,913	70,461
Severance pay fund	2,020	1,912
Deferred tax assets	342	292
Property and equipment, net	2,851	3,226
Goodwill	38,398	38,398
Other intangible assets, net	1,270	1,460
Total assets	$116,794	$115,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$588	$548
Accrued expenses and other payables	8,026	7,778
Taxes payable	392	442
Deferred revenues	406	453
Total current liabilities	9,412	9,221
Long term liabilities:
Accrued severance pay	2,151	2,100
Accrued liabilities	2,218	2,195
Total long-term liabilities	4,369	4,295
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 19,136,491 and 18,923,071 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	19	19
Additional paid in-capital	140,399	138,818
Accumulated deficit	(37,405)	(36,604)
Total stockholders’ equity	103,013	102,233
Total liabilities and stockholders’ equity	$116,794	$115,749

The accompanying notes are an integral part of the interim
condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Licensing and royalties	$7,160	$8,847
Other revenue	974	1,194
Total revenues	8,134	10,041
Cost of revenues	895	1,293
Gross profit	7,239	8,748
Operating expenses:
Research and development, net	5,016	4,926
Sales and marketing	1,771	1,676
General and administrative	1,484	1,471
Amortization of intangible assets	190	223
Total operating expenses	8,461	8,296
Operating income (loss)	(1,222)	452
Financial income, net	541	335
Income (loss) before taxes on income	(681)	787
Taxes on income	120	160
Net income (loss)	$(801)	$627
Basic net income (loss) per share	$(0.04)	$0.03
Diluted net income (loss) per share	$(0.04)	$0.03
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,061	18,675
Diluted	19,061	19,227

The accompanying notes are an integral part of the interim
condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three months ended March 31, 2006	Shares	Amount

Balance as of January 1, 2006	18,923,071	$19		$138,818	$(36,604)	$102,233
Net loss	—	—		—	(801)	(801)
Stock-based compensation	—	—		645	—	645
Issuance of Common Stock upon exercise of stock options	27,028	—	(*)	139	—	139
Issuance of Common Stock upon purchase of ESPP shares	186,392	—	(*)	797	—	797
Balance as of March 31, 2006	19,136,491	$19		$140,399	$(37,405)	$103,013

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three months ended March 31, 2005	Shares	Amount

Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net income	—	—		—	627	627
Stock-based compensation	—	—		47	—	47
Issuance of Common Stock upon exercise of stock options	21,997	—	(*)	121	—	121
Issuance of Common Stock upon purchase of ESPP shares	153,238	—	(*)	759	—	759
Balance as of March 31, 2005	18,733,053	$19		$137,795	$(33,711)	$104,103

——————

(*)

Amount less than $1.

The accompanying notes are an integral part of the interim
condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(801)	$627
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	432	547
Amortization of intangible assets	190	223
Stock-based compensation	645	47
Gain from sale of property and equipment	—	(6)
Loss on marketable securities	52	37
Accrued interest on short term bank deposits	(46)	—
Unrealized foreign exchange gain	(15)	(60)
Marketable securities	(572)	3,639
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(2,931)	1,767
Increase in other current assets and prepaid expenses	(107)	(1,158)
Increase in deferred income taxes	—	(22)
Increase (decrease) in trade payables	39	(99)
(Decrease) increase in deferred revenues	(47)	236
Increase (decrease) in accrued expenses and other payables	229	(1,733)
Decrease in taxes payable	(50)	(83)
(Decrease) increase in accrued severance pay, net	(57)	23
Net cash (used in) provided by operating activities	(3,039)	3,985
Cash flows from investing activities:
Purchase of property and equipment	(57)	(260)
Proceeds from sale of property and equipment	—	6
Investment in short term bank deposits	(1,349)	—
Net cash used in investing activities	(1,406)	(254)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	139	121
Proceeds from issuance of Common Stock under employee stock purchase plan	797	759
Net cash provided by financing activities	936	880
Effect of exchange rate movements on cash	88	(235)
Changes in cash and cash equivalents	(3,421)	4,376
Cash and cash equivalents at the beginning of the period	35,111	28,844
Cash and cash equivalents at the end of the period	$31,690	$33,220

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2005, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, as further amended on April 28, 2006 (File No. 000-49842), have been applied consistently in these unaudited interim condensed consolidated financial statements.

Note 3: Geographic Information and Major Customer Data

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$5,376	$2,191
Europe, Middle East and Africa	1,621	2,523
Asia Pacific(1)	1,137	5,327
	$8,134	$10,041

Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$—	$1,754

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

Note 3: Geographic Information and Major Customer Data – (continued)

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Customer A	59%	—
Customer B	10%	—
Customer C	—	23%

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

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$(801)	$627
Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	19,061	18,675
Effect of employee stock options	—	552
	19,061	19,227
Net income (loss) per share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

The total number of shares related to outstanding options excluded from the calculation of diluted net income (loss) per share was 4,941,096 for the three months period ended March 31, 2006, and 5,269,174 for the corresponding period of 2005.

Note 5: Marketable Securities and Deposits

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

	As at March 31, 2006
	Cost	Gain (loss)	Market Value

Corporate bonds and securities	$8,773	$(2)	$8,771
U.S. government and agency securities	9,990	(66)	9,923
	$18,763	$(68)	$18,694

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

Note 5: Marketable Securities and Deposits – (continued)

Short-term bank deposits are with maturities of more than three months from deposit day but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest. The deposits bear interest at an average rate of 4.13% annually.

Note 6: Common Stock and Stock-Based Compensation Plans

During the first quarter of 2006, the Company granted options to purchase 53,500 shares of Common Stock, at exercise prices ranging from $6.05 to $6.59 per share, and the Company issued 213,420 shares of Common Stock under its stock option and purchase programs for consideration of $936. Options to purchase 4,941,096 shares were outstanding at March 31, 2006. During the comparable period of 2005, the Company granted options to purchase 51,000 shares of Common Stock, at exercise prices ranging from $7.93 to $8.51 per share, and the Company issued 175,235 shares of Common Stock under its stock option and purchase programs for consideration of $880. Options to purchase 5,820,471 shares were outstanding at March 31, 2005.

The weighted-average fair value of the options granted during the three months ended March 31, 2006 and 2005 was $6.52 and $8.21 respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock at the date of the respective option grants.

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Three months ended March 31, 2006 (unaudited)
	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	5,020,383	$8.54
Granted	53,500	6.52
Exercised	(27,028)	5.13
Forfeited	(105,759)	8.61
Outstanding at the end of the period	4,941,096	$8.53
Number of options exercisable as of March 31, 2006	3,066,883	$9.71

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company used the Black-Scholes option pricing model. The Company elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

Note 6: Common Stock and Stock-Based Compensation Plans – (continued)

The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

Three months ended March 31, 2006
(unaudited)
Cost of revenue	$15
Research and development expenses	219
Sales and marketing expenses	102
General and administrative expenses	309
Total	$645

Under SFAS 123(R), the charge has been determined as if CEVA had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2006
(unaudited)
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	5%
Expected forfeiture	10%
Expected life	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated at the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

As at March 31, 2006, there was a balance of $2,500 of total unrecognized compensation expense related to non-vested awards. There was no capitalized stock-based expense at March 31, 2006. The impact on both basic and diluted loss per share for the three months ended March 31, 2006 was $0.03 per share.

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. Prior to the adoption of SFAS 123(R) the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”), and related interpretations (collectively “APB No. 25”), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant.

Certain stock options issued to non-employee consultants were accounted for under SFAS No. 123 “Accounting for Stock Based Compensation” using the fair value method. A stock compensation charge of $47 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2005, as required under APB No.25. There was no similar charge for the three month period ended March 31, 2006. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

Note 6: Common Stock and Stock-Based Compensation Plans – (continued)

The following table illustrates the pro forma effect on net income and net income per share for the three months ended March 31, 2005 had we applied the fair value recognition provisions of SFAS No. 123 as expenses:

Three months ended March 31, 2005

Net income as reported	$627
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,376)
Pro forma loss	$(749)
Income (loss) per share:
Basic as reported	$0.03
Basic pro forma	$(0.04)
Diluted as reported	$0.03
Diluted pro forma	$(0.04)

Note 7: Reorganization and Severance Charge

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3,200. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

The Company was required to make and is required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. The Company takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used. The Company expects to revise its assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

There was no additional charge to the income statement during the first quarter of 2006. However, if the Company is successful in surrendering the long term lease in respect of one of its properties in Ireland, the Company would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to the Company’s estimates of this liability could materially impact its operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

The major components of the restructuring and other charges of which $854 is included in accrued expenses and other payables and $2,218 is included in long term accrued liabilities, at March 31, 2006, are as follows:

	Under- utilized building operating lease obligations	Legal and professional fees	Total
	(unaudited)	(unaudited)	(unaudited)
Balance as of December 31, 2005	$2,884	$330	$3,214
Cash outlays	(120)	—	(120)
Balance as of March 31, 2006	$2,764	$330	$3,094

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

Note 8: Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II – Item 1A – “Risk Factors”, as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements”.

Business Overview

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA is one of the world’s leading licensor of DSP cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property “IP” to leading semiconductor and electronics companies worldwide.

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Packet (VoP), location-based GPS, Serial Attached SCSI and Serial ATA (SATA). In addition we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.

Given the complexity of applications for DSPs, there is increasingly an industry shift away from the traditional approach of licensing standalone DSPs and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications. With more complex designs and shorter design cycles we believe it is no longer cost efficient and becoming  progressively more difficult for most semiconductor companies and designers to develop the technology in-house. Therefore, companies increasingly rely on licensing other intellectual property, such as DSP cores, from third parties like CEVA. Such business models also enable semiconductor companies to further enhance their open-architecture-based offerings with complementary products, available through a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

In order to capitalize on this industry shift and grow our business as well as maintain profitability, we will need to introduce new products and penetrate new markets. In that regard we demonstrated for the first time in February 2006 at the 3GSM conference in Barcelona, Spain the MobileMedia2000 silicon running a full video solution. Our understanding is that CEVA is the only company to date that has managed to demonstrate H.264 DVD-quality video and software on silicon, and this technology generated a good amount of interest from potential customers. We are also encouraged by the adoption of a national 3G standard, the TD-SCDMA, by the Chinese government in January 2006, which we hope will offer CEVA licensing opportunities in China.

However, our business operates in a highly competitive environment. Although our MobileMedia2000 silicon generated a good amount of interest, we anticipate that our customers will take a very cautious approach in adopting such technology and therefore the time to market of products incorporating our new technology may be prolonged and we may not realize any revenue from this technology in the near future, if at all. Similarly, the Chinese market is a highly competitive market with competitors that have greater resources and more established relationships with customers in China. We have no assurances that we will succeed in generating additional licensing revenue in China. Additionally the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time. This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property. We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees from our existing technology or introduce new products and expand into new markets to boost our revenue. However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue. We cannot provide any assurances that we will succeed in growing our business or maintain profitability.

Results of Operations

Total Revenues

Total revenues decreased 19% to $8.1 million for the first quarter of 2006 from $10.0 million for the comparable quarter of 2005. The decrease in total revenues reflects lower licensing and service revenues specifically in the GPS and SATA and SAS product lines partially offset by higher royalty revenues.

Licensing and royalty revenues accounted for 88% of our total revenues in the first quarter of both 2005 and 2006. Two customers accounted for more than 10% of revenues in the first quarter of 2006 compared to one customer in the first quarter of 2005. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.

We generate our revenues from licensing our IP, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We account for all of our other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended.

We generate royalties from licensing activities in two manners: (1) royalties paid by our customers over the period in which they ship units which we refer to as per unit royalties, and (2) royalties which are paid in a lump sum which cover a fixed number of shipments of future units incorporating our technology which we refer to as prepaid royalties. The prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or about to begin making shipments of units incorporating our technology and has used up all of the prepayments covered in their initial license agreement. In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments. In either case, these prepaid royalties are non-refundable payments and are recognized upon invoicing for payment, provided that no future obligation exists. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees for the prior quarter.

Licensing and Royalty Revenues

	First Quarter 2006	First Quarter 2005

Licensing and royalty revenues (in millions)	$7.2	$8.8
of which:
Licensing revenues (in millions)	$5.4	$7.1
Royalty revenues (in millions)	$1.8	$1.8

The decrease in licensing revenues for the first three months of 2006 over the corresponding period of 2005 reflects lower revenues from our GPS , SATA and SAS technologies offset by revenue growth from our DSP cores technology.

There was a moderate increase of $47,000 in per-unit royalty revenue in the first quarter of 2006 over the corresponding period in 2005 driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our Ceva Teak and TeakLite cores continued to report increased unit shipments in 2/2.5G baseband cellular and disk drive controllers. Both our per unit and prepaid royalty customers reported sales of 49 million chips incorporating our technology in the first quarter of 2006 compared with 31 million in the comparable period of 2005. The five largest customers paying per unit royalty accounted for 85% of total royalty revenues in the first quarter of 2006, compared to 75% for the comparable period of 2005.

We had 23 customers shipping units incorporating our technology offerings in the first quarter of 2006 compared to 22 customers in the first quarter of 2005. At March 31, 2006 we had 16 customers paying per unit royalty and 7 in prepaid royalty compared to 15 customers paying per unit royalty and 7 in prepaid royalty at March 31, 2005.

Other Revenues

Other revenues accounted for 12% of our total revenues in the first quarter of both 2005 and 2006. Other revenues include services, development systems, training and support for licensees. Other revenues decreased by 18% in the first quarter of 2006 compared to the first quarter of 2005 reflecting the completion of a number of services contracts.

Geographic Revenue Analysis

	First Quarter 2006		First Quarter 2005
	(in millions, except percentages)
United States	$5.4	66%	$2.2	22%
Europe, Middle East, Africa	$1.6	20%	$2.5	25%
Asia Pacific	$1.1	14%	$5.3	53%

Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Cost of Revenues

Cost of revenues accounted for 11% of total revenues for the first quarter of 2006, compared with 13% for the first quarter of 2005. Gross margins for the first quarter of 2006 were 89% compared with 87% for the first quarter of 2005. The decrease in the dollar amount of cost of revenues and the increase in gross margins in the first quarter of 2006 compared with the corresponding period in 2005 reflect a shift in revenue mix towards a greater amount of royalty revenue with higher gross margin as a percentage of total revenues in 2006. Included in the first quarter of 2006 was a non-cash stock compensation charge of $15,000 following the adoption of SFAS 123(R) on January 1, 2006.

Operating Expenses

Total operating expenses increased to $8.5 million for the first quarter of 2006 from $8.3 million for the first quarter of 2005. The increase in total operating expenses principally reflects the non-cash stock compensation charge of $630,000 in the first quarter of 2006 following the adoption of SFAS 123(R) on January 1, 2006 offset by lower general and administration expenses.

Research and Development Expenses, Net

Our research and development expenses were $5.0 million for the first quarter of 2005 and 2006. The net movement reflects an a SFAS 123(R) non-cash stock compensation charge of $219,000 offset by a combination of lower headcount and sub-contract design primarily in our serial ATA research and development programs.

The number of research and development personnel was 162 at March 31, 2006, compared with 177 at March 31, 2005.

Sales and Marketing Expenses

Our sales and marketing expenses increased to $1.8 million for the first quarter of 2006 from $1.7 million for the first quarter of 2005. The increase in sales and marketing expenses in 2006 from 2005 principally reflects a SFAS 123(R) non-cash stock compensation charge of $102,000. Sales and marketing expenses as a percentage of total revenues were 22% and 17% for the first quarter of 2006 and 2005, respectively. The total number of sales and marketing personnel was 19 at March 31, 2006, compared with 20 at March 31, 2005.

General and Administrative Expenses

Our general and administrative expenses were $1.5 million for the first quarter of 2005 and 2006. The net movement reflects a SFAS 123(R) non-cash stock compensation charge of $309,000 offset by a combination of lower corporate management and overhead costs. The number of general and administrative personnel was 30 at March 31, 2006, compared with 36 at March 31, 2005.

Amortization of Other Intangibles

Our amortization charge decreased to $190,000 for the first quarter of 2006 from $223,000 for the first quarter of 2005. The amount of other intangible assets was $1.3 million at March 31, 2006 and $1.5 million at March 31, 2005. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $190,000 per quarter.

Reorganization and Severance Charge

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3.2 million. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

We were required to make and are required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the company to either exit the lease property or sub-let the property in determining the estimates and assumptions used. We expect to revise our assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

There was no additional charge to the income statement during the first quarter of 2006. However, if we are successful in surrendering our long term lease in respect of one of our properties in Ireland, we would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Financial Income, Net

	First Quarter 2006	First Quarter 2005

Interest and other income, net (in millions)	$0.54	$0.33
of which:
Interest income (in millions)	$0.55	$0.29
Foreign exchange gains (losses) (in millions)	$(0.01)	$0.04

Financial income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned in the first quarter of 2006 from the corresponding period of 2005 reflects a higher interest rate environment.

We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a loss of $7,000 in the first quarter of 2006 and a gain of $42,000 for the corresponding period of 2005.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2005 and 2006 reflects income earned domestically and in certain foreign jurisdictions. The income tax arises primarily due to higher income earned domestically in the first quarter of 2006. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

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

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $31.7 million in cash and cash equivalents and $28.4 million in deposits and marketable securities, totaling $60.1 million compared to $61.6 million at December 31, 2005. During the first quarter of 2006, we invested $12.5 million of our cash in U.S. government and agency securities and corporate bonds and securities. In addition, U.S. government and agency securities and corporate bonds and securities were sold for cash amounting to $11.9 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.

Net cash used in operating activities in the first quarter of 2006 was $3.0 million, compared with $4.0 million of net cash provided by operating activities for the comparable period of 2005. Included in the operating cash inflow in the first quarter of 2006 was a net investment of $0.6 million in marketable securities and $0.1 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash used in operations during the first quarter of 2006 was $2.3 million. Included in the operating cash outflow in the first quarter of 2005 were net proceeds of $3.6 million from marketable securities and $0.7 million outflow in connection with restructuring and reorganization costs. Excluding these items net cash provided by operations during 2005 was $1.1 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Of the $3.1 million of restructuring and reorganization costs accrued at March 31, 2006, we expect a cash outflow of approximately $0.9 million in 2006, primarily relating to under-utilized building rental payments. However, if we are successful in surrendering our long term lease relating to an under-utilized premise in Ireland, we would expect an associated cash outflow of approximately $3.2 million in 2006. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Net cash used in investing activities in the first quarter of 2006 was $1.4 million. We had a cash outflow of $1.3 million in respect of investments in short term bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, company vehicles, furniture and fixtures amounted to approximately $57,000 in the first quarter of 2006 compared to $260,000 for the comparable period in 2005.

Net cash provided by financing activities of $0.9 million in both the first quarter of 2005 and 2006 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Operating Lease Obligations – Leasehold properties	$25,162	$2,426	$3,678	$3,352	$15,706
Operating Lease Obligations – Other	3,386	1,483	1,903	—	—
Purchase Obligations	113	113	—	—	—
Total	$28,661	$4,022	$5,581	$3,352	$15,706

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Other operating lease obligations relate to license agreements entered into for design tools maintenance of $2.6 million and obligations under motor vehicle leases of $0.8 million. Purchase obligations consist of capital commitments of $113,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange gain of $42,000 and loss of $7,000 in the first quarter of 2005 and 2006, respectively.

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

Interest income and gains from marketable securities were $548,000 and $293,000 in the first quarter of 2006 and 2005, respectively. The increase in interest and gains from marketable securities earned is reflective of higher interest rates.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 1A. Risk Factors

This Form 10-Q contains forward looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward looking statements, including the following risk factors.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers”; and (2) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business”.

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

The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have an impact on our competitiveness:

•

Microprocessor IP providers, such as ARM , MIPS , Tensilica , ARC, recently began to offer DSP extensions to their IP.

•

SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure for both licensing and royalty revenue;

•

Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Sci Works offered by ARM and StarCore cores.

•

Our GPS solution competes with IP offerings from companies such as SiRF, eRIDe, UnAV. These companies  offer chips in addition to IP which could  provide customers with shorter time to market through a discrete chip-set solution which can later be integrated with the rest of the chips.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 59% and another customer accounted for 10% of our total revenues for the first quarter of 2006. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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

We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely upon our customers to incorporate our technology into their end products at the design stage. Once our customer incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our customer will select our technology for incorporation into its own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after our customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our technology not to reach the market until long after the initial “design win” with the our customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

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

Approximately 34% of our total revenues for the first quarter of 2006 and 65% of our total revenues in 2005 are derived from license agreements with customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Newly adopted accounting standard that requires companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

Our adoption of the accounting standard SFAS 123(R) as of January 1, 2006 requires us to account for share-based compensation transactions using a fair-value-based method and record as compensation expense in our consolidated statement of income the unvested portion of previously granted awards that remain outstanding as of, and new options granted after, January 1, 2006. The adoption of this new accounting standard has had a significant impact on our results of operations as our reported earnings decreased as a result of including these non-cash equity-based compensation expenses. Furthermore, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitors.

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

Item 6. Exhibits

Exhibit No.	Description

10.8	Amended and Restated CEVA, Inc. 2002 Employee Stock Purchase Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2006	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: May 10, 2006	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)