Form 10-Q
period 2006-06-30
CEVA  INC
filed 2006-08-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2006

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,149,408 shares of common stock, $0.001 par value, as of August 1, 2006.

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

•
Our understanding is that CEVA is the only company to date that has managed to demonstrate H.264 DVD-quality video in software on silicon, and that this technology generated a good amount of interest from potential customers;

•	Our hope that the adoption of a national 3G standard by the Chinese government in January 2006 will offer CEVA licensing opportunities in China; and

•
Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months.

•	Our belief that the divestment of the GSP technology and associated business will result in quarterly operating cost savings of approximately $700,000.

•	Our belief that a successful surrender of our long-term lease in Ireland will result in an associated cash outflow of approximately $3.2 million in 2006

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, market acceptance of third-party semiconductor IP, our OEM relationships and competition, as well as those risks described in Part II - Item 1A - “Risk Factors” of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$30,113	$35,111
Short term bank deposits	9,836	8,335
Marketable securities	23,644	18,174
Trade receivables, net	6,086	6,159
Deferred tax assets	543	600
Prepaid expenses	769	1,040
Other current assets	1,267	1,042
Total current assets	72,258	70,461

Severance pay fund	2,205	1,912
Deferred tax assets	382	292
Property and equipment, net	2,111	3,226
Investment in other company, net (see Note 3)	4,233	-
Goodwill	36,498	38,398
Other intangible assets, net	284	1,460
Total assets	$117,971	$115,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$630	$548
Accrued expenses and other payables	8,929	7,778
Taxes payable	363	442
Deferred revenues	377	453
Total current liabilities	10,299	9,221
Long term liabilities:
Accrued severance pay	2,337	2,100
Accrued liabilities	1,967	2,195
Total long-term liabilities	4,304	4,295
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 19,149,408 and 18,923,071 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19	19
Additional paid in-capital	140,971	138,818
Accumulated deficit	(37,622)	(36,604)
Total stockholders’ equity	103,368	102,233
Total liabilities and stockholders’ equity	$117,971	$115,749

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$14,615	$17,066	$7,455	$8,219
Other revenue	1,931	2,503	957	1,309
Total revenues	16,546	19,569	8,412	9,528
Cost of revenues	2,030	2,409	1,135	1,116
Gross profit	14,516	17,160	7,277	8,412
Operating expenses:
Research and development, net	9,889	10,441	4,873	5,515
Sales and marketing	3,377	3,236	1,606	1,560
General and administrative	2,958	3,082	1,474	1,611
Amortization of intangible assets	331	441	141	218
Reorganization and severance charge	-	1,657	-	1,657
Impairment of assets	-	510	-	510
Total operating expenses	16,555	19,367	8,094	11,071
Operating loss	(2,039)	(2,207)	(817)	(2,659)
Financial and other income, net	1,171	778	630	443
Loss before taxes on income	(868)	(1,429)	(187)	(2,216)
Taxes on income	150	160	30	-
Net loss	$(1,018)	$(1,589)	$(217)	$(2,216)
Basic net loss per share	$(0.05)	$(0.08)	$(0.01)	$(0.12)
Diluted net loss per share	$(0.05)	$(0.08)	$(0.01)	$(0.12)
Weighted-average number of shares of Common Stock used in computation of net loss per share (in thousands):
Basic and Diluted	19,104	18,713	19,142	18,742

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2006	Shares	Amount		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2006	18,923,071	$19		$138,818	$(36,604)	$102,233
Net loss	—	—		—	(1,018)	(1,018)
Stock-based compensation	—	—		1,150	—	1,150
Issuance of Common Stock upon exercise of stock options	39,945	—(*	)	206	—	206
Issuance of Common Stock upon purchase of ESPP shares	186,392	—(*	)	797	—	797
Balance as of June 30, 2006	19,149,408	$19		$140,971	$(37,622)	$103,368

	Common stock
Six months ended June 30, 2005	Shares	Amount		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net loss	—	—		—	(1,589)	(1,589)
Stock-based compensation	—	—		195	—	195
Issuance of Common Stock upon exercise of stock options	68,338	—(*	)	360	—	360
Issuance of Common Stock upon purchase of ESPP shares	153,238	—(*	)	759	—	759
Balance as of June 30, 2005	18,779,394	$19		$138,182	$(35,927)	$102,274

(*) Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(1,018)	$(1,589)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	814	952
Impairment of tangible assets	—	110
Amortization of intangible assets	331	446
Impairment of intangible assets	—	400
Stock-based compensation	1,150	195
Gain from sale of property and equipment	—	(5)
Loss on marketable securities	79	61
Accrued interest on short term bank deposits	(121)	—
Unrealized foreign exchange loss (gain)	27	(92)
Gain on realization of investment	(57)	—
Marketable securities	(5,549)	9,016
Changes in operating assets and liabilities:
Decrease in trade receivables	73	1,418
(Increase) decrease in other current assets and prepaid expenses	130	(1,565)
Increase in deferred income taxes	(33)	(8)
Increase in trade payables	6	92
(Decrease) increase in deferred revenues	(76)	305
Decrease in accrued expenses and other payables	(98)	(572)
Decrease in taxes payable	(79)	(31)
(Decrease) increase in accrued severance pay, net	(56)	34
Net cash (used in) provided by operating activities	(4,477)	9,167
Cash flows from investing activities:
Purchase of property and equipment	(221)	(660)
Proceeds from sale of property and equipment	—	8
Purchase of technology	—	(71)
Proceeds from realization of investment	57	—
GloNav transaction and related costs	(265)	—
Investment in short term bank deposits	(1,380)	—
Net cash used in investing activities	(1,809)	(723)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	206	360
Proceeds from issuance of Common Stock under employee stock purchase plan	797	759
Net cash provided by financing activities	1003	1,119
Effect of exchange rate movements on cash	285	(478)
Changes in cash and cash equivalents	(4,998)	9,085
Cash and cash equivalents at the beginning of the period	35,111	28,844
Cash and cash equivalents at the end of the period	$30,113	$37,929

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
U.S. dollars in thousands

	Six months ended June 30,
	2006	2005
	Unaudited	Unaudited
Supplemental disclosure of noncash activities
Investment in other company in regards to the GloNav transaction (see note 3):
Goodwill	$(1,900)	$—
Intangible asset	(845)	—
Net working capital	(522)	—
Other transaction and related costs	(701)	—
Deferred gain related to GloNav transaction	(1,751)	—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) digital signal processor (DSP) cores and related intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable DSP cores and application-level IP solutions power wireless devices, handheld devices, consumer electronics products, global positioning system (GPS) devices, disk drives and automotive applications.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2005, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, as further amended on April 28, 2006 (File No. 000-49842), have been applied consistently in these unaudited interim condensed consolidated financial statements, except as described in subsection (b) below.

b.     Investment in other Company

On June 23, 2006, the Company divested its GPS technology and associated business to a new U.S.-based company, GloNav Inc. (“GloNav”), as detailed below in note 3 . The investment in GloNav is stated at cost, since the Company does not have the ability to exercise significant influence over operating and financial policies of GloNav. The Company records the investment on its Condensed Consolidated Balance Sheets as investment in other company. This investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No.18 "The Equity Method of Accounting for Investments in Common Stock", ("APB No.18").

NOTE 3:    DIVESTMENT OF GPS TECHNOLOGY

As discussed above, on June 23, 2006, the Company divested its GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock (the “Series A-1”) and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock (the “Series A-2”). The Series A-1 and Series A-2 are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20,000, CEVA also will receive additional shares of Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20,000. Although CEVA has transferred the GPS customer contracts and GPS intellectual property, CEVA will continue to share with GloNav certain revenues relating to the GPS assets. CEVA’s valuation of its equity investment in GloNav is $5,984 based on the value of the assets and cash attributed to GloNav and the investment was recorded as an investment in other company, net on the Condensed Consolidated Balance Sheets and stated at cost. Since GloNav is a newly formed research and development start-up, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 has been deferred. The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751 is set out below:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
(unaudited)
Equity investment in GloNav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Other transaction and related costs	(966)
Deferred gain related to transaction with GloNav	$1,751

(unaudited)
Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

GloNav also has licensed the CEVA-TeakLite DSP core for the development of its GPS chipsets and will pay royalties to CEVA based on its future GPS chip sales.

NOTE 4:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues based on customer location:
United States	$7,731	$8,210	$2,355	$6,019
Europe, Middle East and Africa	6,758	4,095	5,137	1,572
Asia Pacific (1)	2,057	7,264	920	1,937
	$16,546	$19,569	$8,412	$9,528

Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$-	$3,238	$-	$1,484

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Customer A	30%	—	—	—
Customer B	10%	—	20%	—
Customer C	—	—	17%	—
Customer D	—	—	10%	—
Customer E	—	18%	—	37%
Customer F	—	12%	—	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5:    NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus potential dilutive shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share”.

	Six months ended June 30,		Three months ended June 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Numerator:
Numerator for basic and diluted net loss per share	$(1,018)	$(1,589)	$(217)	$(2,216)
Denominator:
Denominator for basic net loss per share
Weighted-average number of shares of Common Stock	19,104	18,713	19,142	18,742
Effect of employee stock options	-	-	-	-
	19,104	18,713	19,142	18,742
Net loss per share
Basic and Diluted	$(0.05)	$(0.08)	$(0.01)	$(0.12)

The total number of shares related to outstanding options excluded from the calculation of diluted net loss per share was 4,722,303 for the three and six months period ended June 30, 2006, and 4,993,542 for the corresponding periods of 2005.

NOTE 6:    MARKETABLE SECURITIES

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

	As of June 30, 2006
	Cost	Gain (loss)	Market Value

Corporate bonds and securities	$11,240	$14	$11,254
U.S. government and agency securities	12,499	(109)	12,390
	$23,739	$(95)	$23,644

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

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

During the second quarter of 2006, the Company granted options to purchase 160,000 shares of Common Stock, at exercise prices ranging from $5.76 to $7.59 per share, and the Company issued 12,917 shares of Common Stock under its stock option and purchase programs for consideration of $67. Options to purchase 4,722,303 shares were outstanding at June 30, 2006. During the comparable period of 2005, the Company granted options to purchase 196,700 shares of Common Stock, at exercise prices ranging from $5.85 to $7.12 per share, and the Company issued 46,341 shares of Common Stock under its stock option and purchase programs for consideration of $239. Options to purchase 4,993,542 shares were outstanding at June 30, 2005.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

The weighted-average fair value per share of the options granted during the three months ended March 31, 2006 and June 30, 2006 was $6.52 and $5.90, respectively. During the comparable periods of 2005 the weighted-average fair value per share of the options granted was $8.21 and $6.15, respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock on the date of the respective option grants.

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Six months ended June 30,		Three months ended June 30,
	2006		2006
	(unaudited)		(unaudited)
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year/period	5,020,383	$8.54	4,941,096	$8.53
Granted	213,500	6.05	160,000	5.90
Exercised	(39,945)	5.15	(12,917)	5.19
Forfeited	(471,635)	8.26	(365,876)	8.16
Outstanding at the end of the period	4,722,303	$8.48	4,722,303	$8.48
Number of options exercisable as of June 30, 2006	3,000,444	$9.67	3,000,444	$9.67

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

The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

	Six months ended June 30,	Three months ended June 30,
	2006	2006
	(unaudited)	(unaudited)
Cost of revenue	$24	$9
Research and development expenses	353	134
Sales and marketing expenses	180	78
General and administrative expenses	593	284
Total	$1,150	$505

Under SFAS 123(R), the charge has been determined as if CEVA had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

Three months ended June 30,
2006
(unaudited)
Dividend yield	0%
Expected volatility	36%
Risk-free interest rate	5%
Expected forfeiture	10%
Expected life	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated on the date of grant using the same assumptions above except the expected life was assumed to be 6 months.

As of June 30, 2006, there was a balance of $1,742 of unrecognized compensation expense related to non-vested awards. There was no capitalized stock-based expense at June 30, and March 31, 2006. The impact on both basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.03 and $0.06 per share, respectively.

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. Prior to the adoption of SFAS 123(R), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”) and related interpretations (collectively “APB No. 25”), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant.

Certain stock options issued to non-employee consultants were accounted for under SFAS No. 123 “Accounting for Stock Based Compensation” using the fair value method. A stock compensation charge of $148 and $195 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Condensed Consolidated Statements of Operations for the three and six- month periods ended June 30, 2005, as required under APB No.25. There was no similar charge for the three-and six month periods ended June 30, 2006. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years.

The following table illustrates the pro forma effect on net income and net income per share for the three-and six month periods ended June 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123 as expenses:

	Six months ended	Three months ended
	June 30,	June 30,
	2005	2005
Net loss as reported	$(1,589)	$(2,216)
Add (deduct): Total stock-based employee compensation credit (expense) determined under fair value based method for all awards, net of related tax effects	$(919)	$457
Pro forma net loss	$(2,508)	$(1,759)
Income (loss) per share:
Basic and diluted as reported	$(0.08)	$(0.12)
Basic and diluted pro forma	$(0.13)	$(0.09)

NOTE 8:    REORGANIZATION AND SEVERANCE CHARGE

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3,200, of which 1,700 were recorded in the first six months of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

The Company was required to make, and is required to review, certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. The Company takes into account current market conditions and the ability of the Company to either exit the lease property or sub-let the property in determining the estimates and assumptions used. The Company expects to revise its assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

There was no additional charge to the statements of operations during the three-and six month periods ended June 30, 2006.

The balance as of June 30, 2006 of the restructuring and other charges is $3,176, of which $1,209 is included in accrued expenses and other payables and $1,967 is included in long term accrued liabilities.

NOTE 9:    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact, if any, of adoption of the provisions of FIN 48 on its financial position, results of operations and cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II - Item 1A - “Risk Factors”, as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements”.

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

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Packet (VoP), Serial Attached SCSI and Serial ATA (SATA). In addition we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.

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

In order to capitalize on this industry shift and grow our business, as well as maintain profitability, we will need to introduce new products and penetrate new markets. In that regard we demonstrated for the first time in February 2006 at the 3GSM conference in Barcelona, Spain, the MobileMedia2000 silicon running a full video solution. Our understanding is that CEVA is the only company to date that has managed to demonstrate H.264 DVD-quality video and software on silicon, and this technology generated a good amount of interest from potential customers. We are also encouraged by the adoption of a national 3G standard, the TD-SCDMA, by the Chinese government in January 2006, which we hope will offer CEVA licensing opportunities in China.

In June 2006 the Company divested its GPS technology and associated business to a new U.S.-based company, GloNav, Inc., in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. GloNav also has licensed the CEVA-TeakLite DSP core for the development of its GPS chipsets and will pay royalties to CEVA based on its future GPS chip sales. CEVA will continue to promote its CEVA-TeakLite DSP core to power GPS IP-based solutions for new GloNav customers looking to integrate GPS functionality into cellular handsets and personal navigation devices. We currently anticipate that the divestment of the GPS technology and associated business will result in quarterly operating cost savings of approximately $700,000.

In order to capitalize on this industry shift and grow our business as well as maintain profitability, we will need to introduce new products and penetrate new markets. In that regard we demonstrated for the first time in February 2006 at the 3GSM conference in Barcelona, Spain the MobileMedia2000 silicon running a full video solution. Our understanding is that CEVA is the only IP company to date that has managed to demonstrate H.264 DVD-quality video and software on general purpose DSP architecture silicon, and this technology generated a good amount of interest from potential customers. We are also encouraged by the adoption of a national 3G standard, the TD-SCDMA, by the Chinese government in January 2006, which we hope will offer CEVA licensing opportunities in China.

Our business operates in a highly competitive environment with varieties of implementations, both software-based or hardware-based IP solutions. Although our MobileMedia2000 silicon generated a good amount of interest, we anticipate that our customers will take a very cautious approach in adopting such technology and therefore the time to market of products incorporating our new technology may be prolonged and we may not realize any revenue from this technology in the near future, if at all. In addition, it is widely known in the industry that software-based video, though providing flexibility and shorter time to market, has a larger die size which may concern customers, especially those that manufacture consumer products that target the low end market. Similarly, the Chinese market is a highly competitive market with competitors that have greater resources and more established relationships with customers in China. We have no assurances that we will succeed in generating additional licensing revenue in China. Additionally the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time. This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property. We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees generated by our existing technology or introduce new products and expand into new markets to boost our revenue. However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue. We cannot provide any assurances that we will succeed in growing our business or maintain profitability.

RESULTS OF OPERATIONS

Total Revenues

	First Half 2006	First half 2005	Second Quarter 2006	Second Quarter 2005
Total revenues (in millions)	$16.5	$19.6	$8.4	$9.5

Total revenues decreased 12% and 15% in the second quarter and the first half of 2006, respectively, compared to corresponding periods in 2005. The decrease in total revenues in both periods reflects lower revenues specifically in the GPS and SATA and SAS product lines.

Licensing and royalty revenues accounted for 88% of our total revenues in the first six months of 2006 compared to 87% in 2005. Two customers accounted for more than 10% of revenues in both the first half of 2005 and 2006. Licensing and royalty revenues accounted for 89% of our total revenues in the second quarter of 2006 compared to 86% in 2005. Three customers accounted for more than 10% of revenues in the second quarter of 2006 compared to one customer in the first quarter of 2005. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.

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

We generate royalties from licensing activities in two manners: (1) royalties paid by our customers over the period in which they ship units which we refer to as per unit royalties, and (2) royalties which are paid in a lump sum which cover a fixed number of shipments of future units incorporating our technology which we refer to as prepaid royalties.  The prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or about to begin making shipments of units incorporating our technology and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  In either case, these prepaid royalties are non-refundable payments that do not require any continuing commitment by us and are recognized upon invoicing for payment, provided that no future obligation exists.  Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees for the prior quarter.

Licensing and Royalty Revenues

	First half 2006	First half 2005	Second quarter 2006	Second quarter 2005
Licensing and royalty revenues (in millions)	$14.6	$17.1	$7.4	$8.2
of which:
Licensing revenues (in millions)	$11.4	$13.7	$6.0	$6.6
Royalty revenues (in millions)	$3.2	$3.4	$1.4	$1.6

The decrease in licensing revenues for the second quarter and first half of 2006 over the corresponding period of 2005 reflects lower revenues from our GPS, SATA and SAS technologies.

There was a moderate decrease in per-unit royalty revenue in the second quarter and first half of 2006 over the corresponding period in 2005.  This decrease resulted from a lower overall royalty rate applied in the second quarter and first half of 2006 and the phasing out of an older product line. This decrease was offset by increases in the number of units of customers’ products incorporating our IP that were shipped during the second quarter and first half of 2006. In particular, licensees of our Ceva Teak and TeakLite cores continued to report increased unit shipments in 2/2.5G baseband cellular and disk drive controllers. Both our per unit and prepaid royalty customers reported sales of 45 and 93 million chips incorporating our technology in the second quarter and first six months of 2006, compared with 30 and 61 million in the comparable periods of 2005. The five largest customers paying per unit royalty accounted for 70% and 79% of total royalty revenues in the second quarter and first half of 2006, respectively, compared to 71% and 72 % for the comparable periods of 2005.

We had 24 customers shipping units incorporating our technology offerings in the second quarter of 2006, compared to 23 customers in the first quarter of 2006. This compares to 22 customers in the first and second quarter of 2005. At June 30, 2006, we had 16 customers paying per unit royalty and 8 with prepaid royalty, compared to 16 customers paying per unit royalty and 7 in prepaid royalty at March 31, 2006. This compares to 15 customers paying per unit royalty and 7 with prepaid royalty at June 30, 2005 and March 31, 2005, respectively.

Other Revenues

Other revenues accounted for 11% and 12% of our total revenues in the second quarter and first six months of 2006, respectively, compared to 14% and 13% in the comparable periods of 2005. Other revenues include services, development systems, training and support for licensees. Other revenues decreased by 27% and 23% in the second quarter and first six months of 2006, respectively, compared to the comparable periods of 2005, reflecting the completion of a number of services contracts.

Geographic Revenue Analysis

	First half		First half		Second quarter		Second quarter
	2006		2005		2006		2005
	(in millions, except percentages)				(in millions, except percentages)

United States	$7.7	47%	$8.2	42%	$2.4	28%	$6.0	63%
Europe, Middle East, Africa	$6.8	41%	$4.1	21%	$5.1	61%	$1.6	17%
Asia Pacific	$2.1	12%	$7.3	37%	$0.9	11%	$1.9	20%

Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.

Divestment of GPS Technology
On June 23, 2006, we divested our GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock. The Series A-1 Convertible Voting Preferred Stock and Series A-2 Convertible Non-Voting Preferred Stock are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20 million, we also will receive additional shares of GloNav’s Series A-2 Convertible Non-Voting Preferred Stock for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20 million. Although we have transferred the GPS customer contracts and GPS intellectual property, we will continue to share with GloNav certain revenues relating to the GPS assets. Our valuation of our equity investment in GloNav is $5,984,000 based on the value of the assets and cash attributed to GloNav and the investment was recorded on our Condensed Consolidated Balance Sheets as an investment in other company, net and stated at cost. Since GloNav is a newly formed research and development start-up, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751,000 has been deferred. The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751,000 is set out below:

(unaudited)
Equity investment in GloNav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Other transaction and related costs	(966)
Deferred gain related to transaction with GloNav	$1,751

Cost of Revenues

Cost of revenues accounted for 13% and 12% of total revenues for the second quarter and first half of 2006, respectively, compared with 12% for both comparable periods of 2005. Gross margins for the second quarter and first half of 2006 were 87% and 88%, respectively, compared with 88% for both comparable periods of 2005. The increase in the dollar amount of cost of revenues and the decrease in gross margins in the second quarter of 2006 compared with the corresponding period in 2005 reflects the revenue mix in the quarter with lower royalty revenue which has a higher gross margin in 2006. Included also in the second quarter and first six months of 2006 was a non-cash stock compensation charge of $9,000 and $24,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006.

Operating Expenses

Total operating expenses were reduced to $8.1 million for the second quarter of 2006 from $11.1 million for the second quarter of 2005 and were reduced to $16.6 million for the first half of 2006 from $19.4 million for the first half of 2005. The decrease in total operating expenses principally reflects no reorganization and impairment charge in 2006 offset by the non-cash stock compensation charge of $496,000 and $1,126,000 in the second quarter and first six months of 2006, respectively, following the adoption of SFAS 123(R) on January 1, 2006.

Research and Development Expenses, Net

Our research and development expenses were $4.9 and $9.9 million for the second quarter and first half of 2006, respectively, compared to $5.5 and $10.4 million for the comparable periods of 2005. The net decrease reflects lower headcount and sub-contract design costs primarily in our serial ATA research and development programs, offset by a SFAS 123(R) non-cash stock compensation charge of $134,000 and $353,000 in the second quarter and first half of 2006, respectively.  The number of research and development personnel was 130 at June 30, 2006, compared to 175 at June 30, 2005.

Sales and Marketing Expenses

Our sales and marketing expenses were $1.6 million for both the second quarter of 2005 and 2006, and $3.4 million for the first half of 2006 compared to $3.2 million in 2005. The increase in sales and marketing expenses in 2006 from 2005 principally reflects a SFAS 123(R) non-cash stock compensation charge of $78,000 and $180,000 in the second quarter and first half of 2006, respectively. Sales and marketing expenses as a percentage of total revenues were 19% and 20% for the second quarter and first half of 2006, respectively, compared to 16% and 17% for the comparable periods of 2005. The total number of sales and marketing personnel was 17 at June 30, 2006, compared to 19 at June 30, 2005.

General and Administrative Expenses

Our general and administrative expenses were $1.5 and 3.0 million for the second quarter and first six months of 2006, respectively, compared to $1.6 and $3.1 million for the comparable periods of 2005. The net movement reflects a SFAS 123(R) non-cash stock compensation charge of $284,000 and $593,000 in the second quarter and first half of 2006, respectively, offset by a combination of lower corporate management and overhead costs. The number of general and administrative personnel was 26 at June 30, 2006, compared to 32 at June 30, 2005.

Amortization of Other Intangibles

Our amortization charge decreased to $141,000 and $331,000 for the second quarter and first half of 2006, respectively, from $218,000 and $441,000 for the comparable periods of 2005. The amount of other intangible assets was $0.3 million at June 30, 2006 and $1.8 million at June 30, 2005. During the quarter, there was an impairment of intangible assets of $845,000 relating to the divestment of our GPS technology and associated business. We anticipate ongoing expense in connection with the amortization of remaining intangibles to be approximately $40,000 per quarter.

Reorganization and severance charge

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3.2 million for 2005, of which $1.7 million was recorded in the second quarter and first six months of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

We were required to make, and are required to review, certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and the ability of the company to either exit the lease property or sub-let the property in determining the estimates and assumptions used. We expect to revise our assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

There was no additional charge to the income statement during the three-and six month periods ended June 30, 2006. However, if we are successful in surrendering our long term lease in respect of one of our properties in Ireland, we would expect an associated cash outflow of approximately $3.2 million in 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Financial and Other Income, net

	First half 2006	First half 2005	Second quarter 2006	Second quarter 2005
Financial income, net (in millions))	$1.17	$0.78	$0.63	$0.44
of which:
Interest income and gains from marketable securities (in millions)	$1.21	$0.68	$0.66	$0.39
Foreign exchange gain (loss) (in millions)	$(0.10)	$0.10	$(0.09)	$0.05

Other income
Gain on realization of investment (in millions)	$0.06	$-	$0.06	$-

Financial income, net and other income, consists of interest earned on investments, gains from marketable securities, foreign exchange movements and gain on disposal of investment. The increase in interest earned in the second quarter and first half of 2006 from the corresponding periods of 2005 reflects a higher interest rate environment.

We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a foreign exchange loss of $94,000 and $101,000 in the second quarter and first half of 2006, respectively and a gain of $53,000 and $95,000 for the corresponding periods of 2005.

Provision for Income Taxes

The provision for income taxes in the first half of 2005 and 2006 reflects income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $30.1 million in cash and cash equivalents and $33.5 million in deposits and marketable securities, totaling $63.6 million compared to $61.6 million at December 31, 2005. During the first half of 2006, we invested $20.0 million of our cash in U.S. government and agency securities and corporate bonds and securities. In addition, U.S. government and agency securities and corporate bonds and securities were sold for cash amounting to $14.4 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.

Net cash used in operating activities in the first half of 2006 was $4.5 million, compared with $9.2 million of net cash provided by operating activities for the comparable period of 2005. Included in the operating cash inflow in the first half of 2006 was a net investment of $5.5 million in marketable securities. Excluding these items, net cash provided by operations during the first half of 2006 was $1.0 million. Included in the operating cash inflow in the first half of 2005 were net proceeds of $9.0 million from marketable securities and an outflow of $1.4 million in connection with restructuring and reorganization costs. Excluding these items, net cash provided by operations during 2005 was $1.6 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities is principally associated with payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from debtors is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Net cash used in investing activities in the first half of 2006 was $1.8 million. We had a cash outflow of $1.4 million in respect of investments in short term bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to $221,000 in the first half of 2006 compared to $660,000 for the comparable period in 2005. We had a cash outflow of $265,000 in respect of transaction and related costs on the divestment of GPS technology and associated business.

Net cash provided by financing activities of $1.1 and $1.0 million in the first half of 2005 and 2006, respectively, reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations - Leasehold properties	$22,052	$2,369	$3,568	$3,070	$13,045
Operating Lease Obligations - Other	3,039	1,453	1,586	—	—
Purchase Obligations	63	63	—	—	—
Total	$25,154	$3,885	$5,154	$3,070	$13,045

Operating leasehold obligations are principally on our leasehold properties located in the United States, Ireland, Israel and the United Kingdom.

Other operating lease obligations relate to license agreements entered into for design tools maintenance of $2.3 million and obligations under motor vehicle leases of $0.7 million. Purchase obligations consist of capital commitments of $0.1 million.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange loss of $94,000 and $101,000 in the second quarter and first half of 2006, respectively, and a gain of $53,000 and $95,000 for the corresponding periods of 2005

As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Interest income and gains from marketable securities were $660,000 and $1.2 million in the second quarter and first half of 2006, respectively, compared to $390,000 and $683,000 for the comparable periods of 2005. The increase in interest and gains from marketable securities earned is reflective of higher interest rates.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2006.

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

Item 1A.    RISK FACTORS

This Form 10-Q contains forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues”; (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers”; (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business”; (4) changes to the Risk Factor below entitled “We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results”; and (5) changes to the Risk Factor below entitled: “Our restructuring efforts in 2003 and 2005 and the divestment of our GPS technology and related business could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future”.

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
•
Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Sci Works and Imagination Technologies.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 30% and another customer accounted for 10% of our total revenues for the first half of 2006. Three customers accounted for more than 10% of revenues in the second quarter of 2006. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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

The sales cycle for our IP solutions is lengthy, often lasting six months to a year. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval process. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results.

On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in connection with our reorganization and restructuring plans in 2003 and 2005, we ceased manufacturing of our hard IP products and certain non-strategic technology areas. In June 2006, we divested our GPS technology and related business. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.

Our restructuring efforts in 2003 and 2005 and the divestment of our GPS technology and related business could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We implemented reorganization and restructuring plans in 2003 and 2005, including personnel reduction of 9 people in 2005 and 40 people in 2003. In June 2006, we divested our GPS technology and related business, including the transfer of 25 employees. The employee reductions and changes in connection with our restructuring activities could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may adversely affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses.

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

One of our principal research and development facilities is located in, and our executive officers and some of our directors are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel, including the current conflict with Lebanon. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

Approximately 53% of our total revenues for the first half of 2006 and 65% of our total revenues in 2005 are derived from license agreements with customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard rate of 31%-36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 18, 2006. Holders of an aggregate of 19,149,408 shares of common stock at the close of business on May 22, 2006 were entitled to vote at the meeting and the holders of 13,985,285 shares of common stock were present or represented by proxy at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal 1

The following directors were elected at the meeting to serve for a one-year term:

	For	Withheld

Eliyahu Ayalon	12,127,820	1,857,465
Zimon Limon	13,670,157	315,128
Bruce A. Mann	11,848,872	2,136,413
Peter McManaman	12,098,231	1,877,054
Sven-Christer Nillsson	13,814,828	170,457
Louis Silver	13,744,474	240,811
Dan Tocalty	13,812,622	172,663

Proposal 2

Approval of an increase of 500,000 shares authorized for issuance under our 2002 Employee Stock Purchase Plan.

For 8,082,176	Against 245,574	Abstained 12,085	Broker Non-Vote 5,645,450

Proposal 3

To ratify the selection of Kost Forer Gabby & Kassierer, a member of Ernst & Young Global, as independent auditors of the company for the fiscal year ending December 31, 2006:

For 13,964,716	Against 10,719	Abstained 9,850	Broker Non-Vote 0

The proposals above are described in detail in the Company's definitive proxy statement dated June 1, 2006, for the Annual Meeting of Stockholders held on July 18, 2006.

Item 6.    EXHIBITS

Exhibit No.	Description
10.21	CEVA, Inc. 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 filed with the Current Report of Form 8-K on May 30, 2006
10.22	Form of Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10.23	Form of Israeli Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10.24	Form of Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10.25	Form of Israeli Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10.26	Form of Option Agreement under the 2003 Director Stock Option Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 9, 2006	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 9, 2006	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)