Form 10-Q
period 2006-09-30
CEVA  INC
filed 2006-11-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,311,803 shares of common stock, $0.001 par value, as of  November 1, 2006.

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

•
Our ability to capitalize on various new technologies we are in the process of developing, including DSP cores and platforms for WiMax and cellular applications and the multimedia product lines, including the MobileMedia2000 technology;

•	Any potential additional royalty revenues associated with new product launches and ramp-up of production of products incorporating our technology by our customers;

•	Our belief that we may be able to reach higher levels of royalty revenue in 2007;

•
Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•
Our belief that a successful surrender of our long-term lease in Ireland in the fourth quarter of 2006 will result in an associated cash outflow of approximately $3.5 million in the fourth quarter of 2006.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$36,509	$35,111
Short term bank deposits	416	8,335
Marketable securities	26,843	18,174
Trade receivables, net	7,091	6,159
Deferred tax assets	571	600
Prepaid expenses	601	1,040
Other current assets	1,654	1,042
Total current assets	73,685	70,461

Severance pay fund	2,332	1,912
Deferred tax assets	434	292
Property and equipment, net	1,883	3,226
Investment in other company, net (see Note 3)	4,233	-
Goodwill	36,498	38,398
Other intangible assets, net	242	1,460
Total assets	$119,307	$115,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$638	$548
Accrued expenses and other payables	8,629	7,778
Taxes payable	331	442
Deferred revenues	589	453
Total current liabilities	10,187	9,221
Long term liabilities:
Accrued severance pay	2,491	2,100
Accrued liabilities	1,829	2,195
Total long-term liabilities	4,320	4,295
Stockholders’ equity:
Common Stock:
$0.001 par value: 100,000,000 shares authorized; 19,284,803 and 18,923,071 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	19	19
Additional paid in-capital	142,062	138,818
Accumulated deficit	(37,281)	(36,604)
Total stockholders’ equity	104,800	102,233
Total liabilities and stockholders’ equity	$119,307	$115,749

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Revenues:
Licensing and royalties	$21,553	$24,235	$6,938	$7,169
Other revenue	2,886	3,720	955	1,217
Total revenues	24,439	27,955	7,893	8,386
Cost of revenues	3,022	3,412	992	1,003
Gross profit	21,417	24,543	6,901	7,383
Operating expenses:
Research and development, net	14,159	15,477	4,270	5,036
Sales and marketing	4,791	4,855	1,414	1,619
General and administrative	4,535	4,481	1,577	1,399
Amortization of intangible assets	373	632	42	191
Reorganization and severance charge	-	3,307	-	1,650
Impairment of assets	-	510	-	-
Total operating expenses	23,858	29,262	7,303	9,895
Operating loss	(2,441)	(4,719)	(402)	(2,512)
Financial and other income, net	1,949	2,760	778	1,982
Income (loss) before taxes on income	(492)	(1,959)	376	(530)
Taxes on income	185	160	35	-
Net Income (loss)	$(677)	$(2,119)	$341	$(530)
Basic net income (loss) per share	$(0.04)	$(0.11)	$0.02	$(0.03)
Diluted net income (loss) per share	$(0.04)	$(0.11)	$0.02	$(0.03)
Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,150	18,768	19,239	18,875
Diluted	19,150	18,768	19,324	18,875

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

Nine months ended September 30, 2006	Shares	Amount
Balance as of January 1, 2006	18,923,071	$19		$138,818	$(36,604)	$102,233
Net loss	—	—		—	(677)	(677)
Stock-based compensation	—	—		1,660	—	1,660
Issuance of Common Stock upon exercise of stock options	41,195	—	(*)	210	—	210
Issuance of Common Stock upon purchase of ESPP shares	320,537	—	(*)	1,374	—	1,374
Balance as of September 30, 2006	19,284,803	$19		$142,062	$(37,281)	$104,800

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Nine months ended September 30, 2005	Shares	Amount
Balance as of January 1, 2005	18,557,818	$19		$136,868	$(34,338)	$102,549
Net loss	—	—		—	(2,119)	(2,119)
Stock-based compensation	—	—		195	—	195
Issuance of Common Stock upon exercise of stock options	72,820	—(*	)	369	—	369
Issuance of Common Stock upon purchase of ESPP shares	292,433	—(*	)	1,386	—	1,386
Balance as of September 30, 2005	18,923,071	$19		$138,818	$(36,457)	$102,380

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(677)	$(2,119)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,124	1,545
Amortization of intangible assets	373	1,032
Stock-based compensation	1,660	195
Gain from sale of property and equipment	—	(10)
Loss on marketable securities	24	57
Accrued interest on short term bank deposits	123	(51)
Unrealized foreign exchange loss (gain)	15	(78)
Gain on realization of investment	(57)	(1,507)
Marketable securities	(8,693)	3,072
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(932)	3,357
Increase in other current assets and prepaid expenses	(146)	(1,781)
(Increase) decrease in deferred income taxes	(113)	20
(Decrease) increase in trade payables	60	(926)
(Decrease) increase in deferred revenues	136	(517)
Increase in accrued expenses and other payables	53	5
Decrease in taxes payable	(111)	(118)
(Decrease) increase in accrued severance pay, net	(39)	84
Net cash (used in) provided by operating activities	(7,200)	2,260
Cash flows from investing activities:
Purchase of property and equipment	(303)	(829)
Proceeds from sale of property and equipment	—	13
Purchase of technology	—	(153)
Proceeds from realization of investment	57	1,267
GPS divestment transaction and related costs	(913)	—
Investment in short term bank deposits	(5,135)	(8,204)
Proceeds from short term bank deposits	12,931	—
Net cash (used in) provided by investing activities	6,637	(7,906)
Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of options	210	369
Proceeds from issuance of Common Stock under employee stock purchase plan	1,374	1,386
Net cash provided by financing activities	1,584	1,755
Effect of exchange rate movements on cash	377	(461)
Changes in cash and cash equivalents	1,398	(4,352)
Cash and cash equivalents at the beginning of the period	35,111	28,844
Cash and cash equivalents at the end of the period	$36,509	$24,492

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)

U.S. dollars in thousands

	Nine months ended September 30,
	2006	2005

Supplemental disclosure of noncash activities
Investment in other company in regards to the GloNav transaction (see note 3):
Goodwill	$(1,900)	$—
Intangible asset	(845)	—
Net working capital	(522)	—
Other transaction and related costs	(53)	—
Deferred gain related to GPS divestment transaction	(1,751)	—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) digital signal processor (DSP) cores and related intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable DSP cores and application-level IP solutions power wireless devices, handheld devices, consumer electronics products, disk drives and automotive applications.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

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

b. Investment in Other Company

On June 23, 2006, the Company divested its GPS technology and associated business to a new U.S.-based company, GloNav Inc. (“GloNav”), as detailed below in note 3. The investment in GloNav is stated at cost, since the Company does not have the ability to exercise significant influence over operating and financial policies of GloNav. The Company records the investment on its Condensed Consolidated Balance Sheets as investment in other company. This investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No.18 "The Equity Method of Accounting for Investments in Common Stock" ("APB No.18").

NOTE 3:    DIVESTMENT OF GPS TECHNOLOGY

As discussed above, on June 23, 2006, the Company divested its GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock (the “Series A-1”) and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock (the “Series A-2”). The Series A-1 and Series A-2 are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20,000, CEVA also will receive additional shares of Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20,000. Although CEVA has transferred the GPS customer contracts and GPS intellectual property to GloNav, CEVA will continue to share with GloNav certain revenues relating to the GPS assets. CEVA’s valuation of its equity investment in GloNav is $5,984 based on the value of the assets and cash attributable to GloNav and the investment was recorded as an investment in other company, net on the Condensed Consolidated Balance Sheets and stated at cost. Since GloNav is a newly formed research and development start-up, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 has been deferred. The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751 is set below:

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

The following is a summary of operations within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues based on customer location:
United States	$9,781	$10,654	$2,050	$2,444
Europe, Middle East and Africa	9,232	5,579	2,474	1,484
Asia Pacific (1)	5,426	11,722	3,369	4,458
	$24,439	$27,955	$7,893	$8,386

One country representing 10% or more of total revenues included in the table above is as follows:

(1) Japan	$2,455	$4,357	$1,386_	$1,118

b. Major customer data as a percentage of total revenues:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Customer A	20%	—	—	—
Customer B	10%	—	14%	—
Customer C	—	—	10%	—
Customer D	—	13%	—	—
Customer E	—	—	13%	19%
Customer F	—	—	—	18%
Customer G	—	—	—	16%

NOTE 5:    NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus potential dilutive shares of Common Stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”

	Nine months ended September 30,		Three months ended September 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$(677)	$(2,119)	$341	$(530)
Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	19,150	18,768	19,239	18,875
Effect of employee stock options	-	-	85	-
	19,150	18,768	19,324	18,875
Net income (loss) per share
Basic and Diluted	$(0.04)	$(0.11)	$0.02	$(0.03)

The total number of shares related to outstanding options excluded from the calculation of diluted net income (loss) per share were 4,100,763 and 4,571,997 for the three and nine months period ended September 30, 2006, and 5,473,071 for both corresponding periods of 2005.

NOTE 6:    MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and holding gains and losses are reflected in the Condensed Consolidated Statements of Operations.

	As of September 30, 2006
	Cost	Gain (loss)	Market Value

Corporate bonds and securities	$16,494	$(82)	$16,412
U.S. government and agency securities	10,389	42	10,431
	$26,883	$(40)	$26,843

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

During the third quarter of 2006, the Company granted options to purchase 25,500 shares of Common Stock, at an exercise price of $5.50 per share, and the Company issued 135,395 shares of Common Stock under its stock option and purchase programs for consideration of $581. Options to purchase 4,571,997 shares were outstanding at September 30, 2006. During the comparable period of 2005, the Company granted options to purchase 560,000 shares of Common Stock, at exercise prices ranging from $5.16 to $5.88 per share, and the Company issued 143,677 shares of Common Stock under its stock option and purchase programs for consideration of $636. Options to purchase 5,473,071 shares were outstanding at September 30, 2005.

The weighted-average fair value per share of the options granted during the three months ended March 31, June 30 and September 30, 2006 was $6.52, $5.90 and $5.50, respectively. During the comparable periods of 2005, the weighted-average fair value per share of the options granted was $8.21, $6.15 and $5.50, respectively. The exercise prices of such options were equal to the market price of the Company’s Common Stock on the date of the respective option grants.

A summary of activity of options granted to purchase the Company’s Common Stock under the Company’s stock option plans is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006 (unaudited)		2006 (unaudited)
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year/period	5,020,383	$8.54	4,722,303	$8.48
Granted	239,000	5.99	25,500	5.50
Exercised	(41,195)	5.10	(1,250)	3.52
Forfeited	(646,191)	8.24	(174,556)	8.17
Outstanding at the end of the period	4,571,997	$8.48	4,571,997	$8.48
Number of options exercisable as of September 30, 2006	3,137,231	$9.41	3,137,231	$9.41

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The following table shows the total stock-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Nine months ended September 30,	Three months ended September 30,
	2006 (unaudited)	2006 (unaudited)
Cost of revenue	$38	$14
Research and development expenses	523	170
Sales and marketing expenses	258	78
General and administrative expenses	841	248
Total	$1,660	$510

Under SFAS 123(R), the expense has been determined as if CEVA had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended September 30,
2006 (unaudited)
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	5%
Expected forfeiture	10%
Expected life	4 Years

The fair value for rights to purchase awards under the Employee Share Purchase Plan was estimated on the date of grant using the same assumptions above, except the expected life was assumed to be 6 months.

As of September 30, 2006, there was a balance of $1,414 of unrecognized compensation expense related to non-vested awards. The impact of stock-based compensation expense on basic and diluted income (loss) per share for the three and nine months ended September 30, 2006 was $0.03 and $0.09 per share, respectively.

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

Certain stock options issued to non-employee consultants were accounted for under SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) using the fair value method. A stock compensation charge of $0 and $195 in respect of 96,000 fully vested options granted to non-employee consultants is reflected in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005, respectively, as required under APB No. 25. There was no similar charge for the three and nine month periods ended September 30, 2006. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 80%; and a weighted-average expected life of the options of four years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The following table illustrates the pro forma effect on net income and net income per share for the three and nine month periods ended September 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123 as expenses:

	Nine months ended September 30,	Three months ended September 30,
	2005	2005
Net loss as reported	$(2,119)	$(530)
Add (deduct): Total stock-based employee compensation credit (expense) determined under fair value based method for all awards, net of related tax effects	$(1,959)	$(1,040)
Pro forma net loss	$(4,078)	$(1,570)
Net loss per share:
Basic and diluted as reported	$(0.11)	$(0.03)
Basic and diluted pro forma	$(0.22)	$(0.08)

The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yield of 0%; volatility factor of 34-39%; and a weighted-average expected life of the options of 3-4 years.

NOTE 8:    REORGANIZATION AND SEVERANCE CHARGE

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3,200, of which $1,650 were recorded in the third quarter of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

The Company was required to make, and is required to review, certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. The Company takes into account current market conditions and the ability of the Company to either exit the lease property or sublet the property in determining the estimates and assumptions used. The Company expects to revise its assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

There was no additional charge to the Condensed Consolidated Statements of Operations during the three-and nine month periods ended September 30, 2006.

The balance as of September 30, 2006 of the restructuring and other charges is $3,552, of which $1,723 is included in accrued expenses and other payables and $1,829 is included in long term accrued liabilities.

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

CEVA addresses the requirements of the wireless, wired communications and multimedia markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Packet (VoP), and Serial ATA (SATA). In addition, we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.

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

In order to capitalize on this industry shift and grow our business, as well as maintain profitability, we will need to introduce new products and penetrate new markets. In that regard we demonstrated for the first time in February 2006 at the 3GSM conference in Barcelona, Spain, the MobileMedia2000 silicon running a full video solution. In this respect we plan to extend our offering and develop new video codecs based on market need. We are developing a new DSP core aimed at the mobile WiMAx market, as well as higher performance DSP cores based our most successful architecture, the TeakLite.

In June 2006 the Company divested its GPS technology and associated business to a new U.S.-based company, GloNav Inc., in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. GloNav also has licensed the CEVA-TeakLite DSP core for the development of its GPS chipsets and will pay royalties to CEVA based on its future GPS chip sales. CEVA will continue to promote its CEVA-TeakLite DSP core to power GPS IP-based solutions for new GloNav customers looking to integrate GPS functionality into cellular handsets and personal navigation devices.

Our business operates in a highly competitive environment with varieties of implementations, both software-based and hardware-based IP solutions. Although our MobileMedia2000 silicon generated a good amount of interest, we anticipate that our customers will take a very cautious approach in adopting such technology and therefore the time to market of products incorporating our new technology may be prolonged and we may not realize any revenue from this technology in the near future, if at all. In addition, it is widely known in the industry that software-based video, though providing flexibility and shorter time to market, has a larger die size which may concern customers, especially those that manufacture consumer products that target the low end market. Additionally the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time. This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property. We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees generated by our existing technology or introduce new products and expand into new markets to boost our revenue. However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue. We cannot provide any assurances that we will succeed in growing our business or achieve profitability.

RESULTS OF OPERATIONS

Total Revenues

	Nine months 2006	Nine months 2005	Third Quarter 2006	Third Quarter 2005
Total revenues (in millions)	$24.4	$28.0	$7.9	$8.4

Total revenues decreased 6% and 13% in the third quarter and the first nine months of 2006, respectively, compared to corresponding periods in 2005. The decrease in total revenues in the third quarter of 2006 compared to corresponding period in 2005 is due to slightly lower revenues in licensee fees, support and maintenance services and royalty revenue. The decrease in total revenues in the first nine months of 2006 as compared to the same period in 2005 reflects lower revenues, specifically in the GPS and SATA product lines.

Licensing and royalty revenues accounted for 88% of our total revenues in the first nine months of 2006 compared to 87% in 2005. Two customers accounted for more than 10% of revenues in the first nine months of 2006 compared to one customer in the first nine months of 2005. Licensing and royalty revenues accounted for 88% of our total revenues in the third quarter of 2006 compared to 85% in 2005. Three different mix of customers accounted for more than 10% of revenues in both the third quarter of 2006 and 2005. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.

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

We generate royalties from licensing activities in two manners: (1) royalties paid by our customers over the period in which they ship units, which we refer to as per unit royalties, and (2) royalties which are paid in a lump sum which cover a fixed number of shipments of future units incorporating our technology, which we refer to as prepaid royalties. Prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or about to begin making shipments of units incorporating our technology and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  In either case, these prepaid royalties are non-refundable payments that do not require any continuing commitment by us and are recognized upon invoicing for payment, provided that no future obligation exists.  Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees for the prior quarter.

Licensing and Royalty Revenues

	Nine months 2006	Nine months 2005	Third quarter 2006	Third quarter 2005
Licensing and royalty revenues (in millions)	$21.6	$24.2	$6.9	$7.2
of which:
Licensing revenues (in millions)	$16.9	$19.3	$5.5	$5.7
Royalty revenues (in millions)	$4.7	$4.9	$1.4	$1.5

The decrease in licensing revenues for the first nine months of 2006 over the corresponding period of 2005 reflects lower revenues from our GPS and SATA technologies.

There was a moderate decrease in per-unit royalty revenue in the third quarter and first nine months of 2006 over the corresponding period in 2005.  This decrease resulted from a lower overall royalty rate applied in the third quarter and first nine months of 2006 and from the phasing out of an older product line. This decrease was offset by increases in the number of units of customers’ products incorporating our IP that were shipped during the third quarter and first nine months of 2006. In particular, licensees of our Ceva Teak and TeakLite cores continued to report increased unit shipments in 2/2.5G and 3G baseband cellular phones and disk drive controllers. Our per unit and prepaid royalty customers reported aggregate sales of 47 and 140 million units incorporating our technology in the third quarter and first nine months of 2006, respectively, compared to 27 and 84 million in the comparable periods of 2005. Five largest customers paying per unit royalties accounted for 76% and 73% of total royalty revenues for the third quarter and first nine months of 2006, respectively, compared to 72% and 71 % for the comparable periods of 2005.

We had 24 customers shipping units incorporating our technology in the third quarter of 2006, compared to 23 customers in the third quarter of 2005. On September 30, 2006, we had 16 per unit royalty customers and 8 prepaid royalty customers, compared to 16 per unit royalty customers and 7 prepaid royalty customers at September 30, 2005.

In the third quarter of 2006, we experienced an increase in activities with our customers as well as increased interest by electronic equipment manufacturers to evaluate our technology as compared to previous quarters. On the licensing front, a major achievement in the third quarter of 2006 was getting two leading customers to adopt our next generation DSP cores and platforms for WiMax and cellular applications. We executed a license agreement with one of the customers in the third quarter of 2006, and with the other customer during the fourth quarter of 2006. The adoption of our technology by these two leading customers illustrates the continued market acceptance of our new technology. Also during the third quarter of 2006, we continued the positive momentum with market acceptance of our multimedia product lines, specifically in the MobileTV segment. During the third quarter of 2006, we signed one agreement for our MobileMedia2000 technology with a China-based company. This is our fifth design win with our MobileMedia2000 technology.

On the royalty front, during the third quarter of 2006 two of our customers started to ramp up volume production. One of the customers has exhausted its prepaid royalty amount, and the other customer went into production during the first quarter of 2006. In separate meetings held with two other customers during the third quarter of 2006, we were notified that volume production of products incorporating our technology by these two customers is on track as early as the fourth quarter of 2006 or during the first quarter of 2007. These encouraging signs for new royalty customers along with seasonal improvements with our existing royalty customers should enable us to reach higher levels of royalty revenue in 2007.

Moreover, our products and technologies continue to reach new markets across a range of products and applications. Recently, we saw a number of notable new products emerging with CEVA DSP technology inside. In September 2006, Panasonic launched a new Dual Mode 3G/GSM cell phone in Japan under the Softbank brand powered by Infineon’s MP-EU platform. Other CEVA-powered new products to the market include VoIP applications and  Wi-Fi phones from the Taiwanese original equipment manufacturer, Senao, using a CEVA DSP from Atmel for voice processing. Also introduced by Atmel is a CEVA-powered digital audio broadcasting processor that is integrated into LG’s LW Express laptop for digital multimedia broadcasting. Finally, Sony Ericsson deployed three new phones based on the Philips PNX4008 multimedia processor using CEVA’s Xpert-Teak DSP.

Other Revenues

Other revenues accounted for 12% of our total revenues in the third quarter and first nine months of 2006, compared to 15% and 13% in the third quarter and first nine months of 2005, respectively. Other revenues include services, development systems, training and support for licensees. Other revenues decreased by 22% in the third quarter and first nine months of 2006, compared to the comparable periods of 2005, reflecting the completion of a number of service contracts.

Geographic Revenue Analysis

	Nine months 2006		Nine months 2005		Third quarter 2006		Third quarter 2005
	(in millions, except percentages)
United States	$9.8	40%	$10.7	38%	$2.0	26%	$2.4	29%
Europe, Middle East, Africa	$9.2	38%	$5.6	20%	$2.5	31%	$1.5	18%
Asia Pacific	$5.4	22%	$11.7	42%	$3.4	43%	$4.5	53%

Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute dollars and as a percentage of total revenues generally varies from quarter to quarter depending on the timing of deals in each region.

Divestment of GPS Technology

On June 23, 2006, we divested our GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock. The Series A-1 Convertible Voting Preferred Stock and Series A-2 Convertible Non-Voting Preferred Stock are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20 million, we also will receive additional shares of GloNav’s Series A-2 Convertible Non-Voting Preferred Stock for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20 million. Although we have transferred the GPS customer contracts and GPS intellectual property to GloNav, we will continue to share with GloNav certain revenues relating to the GPS assets. Our valuation of our equity investment in GloNav is $5,984,000 based on the value of the assets and cash attributable to GloNav and the investment was recorded on our Condensed Consolidated Balance Sheets as an investment in other company, net and stated at cost. Since GloNav is a newly formed research and development start-up, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751,000 has been deferred. The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751,000 is set out below:

(unaudited)
Equity investment in GloNav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Other transaction and related costs	(966)
Deferred gain related to transaction with GloNav	$1,751

Cost of Revenues

Cost of revenues accounted for 13% and 12% of total revenues for the third quarter and first nine months of 2006, respectively, compared with 12% for both comparable periods of 2005. Gross margins for the third quarter and first nine months of 2006 were 87% and 88%, respectively, compared with 88% for both comparable periods of 2005. Included in the third quarter and first nine months of 2006 was a non-cash stock compensation expense of $14,000 and $38,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006.

Operating Expenses

Total operating expenses were $7.3 million for the third quarter of 2006, down from $9.9 million for the third quarter of 2005. For the first nine months of 2006, total operating expenses decreased to $23.9 million from $29.3 million for the first nine months of 2005. The decrease in total operating expenses principally reflects no reorganization and impairment charges in 2006, as well as cost saving measures taken as a result of the divestment of our GSP technology and associated business on June 23, 2006, offset by the non-cash stock compensation expense of $496,000 and $1,622,000 for the third quarter and first nine months of 2006, respectively.

Research and Development Expenses, Net

Our research and development expenses were $4.3 million and $14.2 million for the third quarter and first nine months of 2006, respectively, compared to $5.0 million and $15.5 million for the comparable periods in 2005. The net decrease reflects the divestment of our GPS technology and associated business which led to a lower number of research and development personnel, as well as lower sub-contract design costs primarily in our serial ATA research and development programs, offset by a non-cash stock compensation expense of $170,000 and $523,000 in the third quarter and first nine months of 2006, respectively. The number of research and development personnel was 139 at September 30, 2006, compared to 166 at September 30, 2005.

Sales and Marketing Expenses

Our sales and marketing expenses were $1.4 million and $4.8 million for the third quarter and first nine months of 2006, respectively, compared to $1.6 million and $4.9 million for the comparable periods of 2005. The decrease in sales and marketing expenses in 2006 from 2005 principally reflects lower headcount and lower marketing activities as a result of the divestment of our GPS technology and associated business, offset by a non-cash stock compensation expense of $78,000 and $258,000 in the third quarter and first nine months of 2006, respectively. Sales and marketing expenses as a percentage of total revenues were 18% and 20% for the third quarter and first nine months of 2006, respectively, compared to 19% and 17% for the comparable periods of 2005. The total number of sales and marketing personnel was 18 at September 30, 2006, compared to 22 at September 30, 2005.

General and Administrative Expenses

Our general and administrative expenses were $1.6 million and $4.5 million for the third quarter and first nine months of 2006, respectively, compared to $1.4 million and $4.5 million for the comparable periods of 2005. The net changes in comparable periods reflect a non-cash stock compensation expense of $248,000 and $841,000 in the third quarter and first nine months of 2006, respectively, offset by a combination of lower corporate management, overhead, professional services costs and facility costs. The number of general and administrative personnel was 26 at September 30, 2006, compared to 30 at September 30, 2005.

Amortization of Other Intangibles

Our amortization charge decreased to $42,000 and $373,000 for the third quarter and first nine months of 2006, respectively, from $191,000 and $632,000 for the comparable periods of 2005. The amount of other intangible assets was $0.2 million at September 30, 2006 and $1.7 million at September 30, 2005. During the first nine months of 2006, there was a decrease in the amount of other intangible assets, net of $845,000 as a result of the divestment of our GPS technology and associated business to GloNav in the second quarter of 2006.

Reorganization and severance charge

Reorganization and restructuring plans implemented in 2005 resulted in a total charge of $3.3 million for the first nine months of 2005, of which $1.7 million was recorded in the third quarter of 2005. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

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

There was no additional charge to the income statement during the three and nine month periods ended September 30, 2006. However, if we are successful in surrendering our long term lease in respect of one of our properties in Ireland in the last quarter of 2006, we would expect an associated cash outflow of approximately $3.5 million in the last quarter of 2006. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Financial and Other Income, net (in millions)

	Nine months 2006	Nine months 2005	Third quarter 2006	Third quarter 2005
Financial income, net	$1.95	$2.76	$0.78	$1.98
of which:
Interest income and gains from marketable securities	$2.00	$1.15	$0.79	$0.47
Foreign exchange gain (loss)	$(0.11)	$0.10	$(0.01)	$0.00

Other income
Gain on realization of investment	$0.06	$1.51	$-	$1.51

Financial income, net and other income, consists of interest earned on investments, gains from marketable securities, foreign exchange movements and gain on realization of investment. The increase in interest earned in the third quarter and first nine months of 2006 from the corresponding periods of 2005 reflects a higher interest rate environment and higher combined cash and marketable securities balances held.

We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a foreign exchange loss of $114,000 in the first nine months of 2006, and a gain of $100,000 for the corresponding period of 2005.

We recorded a gain of $1.5 million in the third quarter of 2005 from the realization of a minority investment in a private company acquired on the combination with Parthus Technologies plc in 2002. In December 2003, we had fully written down the carrying value of the investment after considering the discounted projected future cash flows, the valuation derived from the then most recent proposed private placement, the liquidity of the investment and the general market conditions in which this private company operated at that time.

Provision for Income Taxes

The provision for income taxes in the first nine months of 2005 and 2006 reflects income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of ten percent to twenty five percent (based on percentage of foreign ownership) for an additional period of six or eight years. Certain expenditure in connection with the investment plans is allowable as a tax deduction over a three year period which has resulted in higher deferred tax asset in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $36.5 million in cash and cash equivalents and $27.3 million in deposits and marketable securities, totaling $63.8 million compared to $61.6 million at December 31, 2005. During the first nine months of 2006, we invested $30.4 million of our cash in U.S. government and agency securities and corporate bonds and securities. In addition, U.S. government and agency securities and corporate bonds and securities were sold for cash amounting to $21.7 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.

Net cash used in operating activities in the first nine months of 2006 was $7.2 million, compared with $2.3 million of net cash provided by operating activities for the comparable period of 2005. Included in the operating cash inflow in the first nine months of 2006 was a net investment of $8.7 million in marketable securities. Included in the operating cash inflow for the first nine months of 2005 were net proceeds of $3.1 million from marketable securities and an outflow of $2.7 million in connection with restructuring and reorganization costs.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities are principally associated with payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities. The timing of receipts from our accounts receivable is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Net cash provided by investing activities in the first nine months of 2006 was $6.6 million, compared with $7.9 million of net cash provided by investing activities for the comparable period of 2005. We had a cash outflow of $5.1 million and cash inflow of $12.9 million in the first nine months of 2006, compared to a cash outflow of $8.2 million in the first nine months of 2005 in respect of investments in short term bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to $0.3 million for the first nine months of 2006, compared to $0.8 million for the comparable period in 2005. We had a cash outflow of $0.9 million in respect of transaction and related costs on the divestment of GPS technology and associated business in the second quarter of 2006. We had a cash outflow of $0.2 for acquired technology for the first nine months of 2005. We had a cash inflow of $0.06 million and $1.3 million from the disposal of a minority investment in a private company in the first nine months of 2006 and 2005, respectively.

Net cash provided by financing activities of $1.6 and $1.8 million for the first nine months of 2006 and 2005, respectively, reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Factors Affecting Future Operating Results—We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.” for more detailed information.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our expected monthly non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange loss of $13,000 and $114,000 in the third quarter and first nine months of 2006, respectively, and a gain of $5,000 and $100,000 for the corresponding period of 2005.

As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Interest income and gains from marketable securities were $0.8 million and $2.0 million for the third quarter and first nine months of 2006, respectively, compared to $0.5 million and $1.2 million for the comparable periods of 2005. The increase in interest and gains from marketable securities earned is reflective of higher interest rate environment and higher combined cash and marketable securities balance held.

We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2006.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” and (3) changes to the Risk Factor below entitled: “We may seek to expand our business through acquistions that could result in diversion of resources and extra expenses.”

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

The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies.  Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have an impact on our competitiveness:

•	Microprocessor IP providers, such as ARM, MIPS, Tensilica and ARC, recently began to offer DSP extensions to their IP.

•	SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure for both licensing and royalty revenue.

•
Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Sci Works and Imagination Technologies.

•	ARC recently announced a new licensing model based on royalty payments specifically for Chinese customers that waives initial licensee fees.

•	Lower license fees and overall erosion of average selling prices of our IP.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees;

•	delays in the commercialization of end products that incorporate our technology;

•	changes in our pricing policies and those of our competitors; and

•	restructuring, asset impairment and related charges.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 20% and another customer accounted for 10% of our total revenues for the first nine months of 2006. Three customers accounted for more than 10% of revenues for the third quarter of 2006. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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

The sales cycle for our IP solutions is lengthy, often lasting three months to a year. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval process. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

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

Our restructuring efforts in 2003, 2005 and 2006, as well as the divestment of our GPS technology and related business, could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

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

Approximately 60% of our total revenues for the nine months of 2006 and 62% of our total revenues in 2005 are derived from license agreements with customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We may pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements in the future that could expand our business. We are unable to predict whether or when any other prospective acquisition will be completed. The process of negotiating potential acquisitions or joint ventures, as well as the integration of acquired or jointly developed businesses, technologies or products may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions or integrate acquired businesses or joint venture with our operations. If we were to make any acquisitions or enter into a joint venture, we may not receive the intended benefits of the acquisition or joint venture or such an acquisition or joint venture may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions or joint ventures may require substantial capital resources, which may require us to seek additional debt or equity financing.

Future acquisitions or joint ventures by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	contractual disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

CEVA, INC.

Date: November 9, 2006	By: /s/ GIDEON WERTHEIZER Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 9, 2006	By: /s/ YANIV ARIELI Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)