Form 10-Q/A
period 2006-09-30
CEVA  INC
filed 2006-11-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q is being filed because our third-party filing agent inadvertently filed our Quarterly Report on Form 10-Q a day early. As a result, we have amended the signature page of our Quarterly Report on Form 10-Q and the Exhibits 31.1, 31.2 and 32 filed with the report relating to the certifications of our Chief Executive Officer and Chief Financial Officer to change the date set forth therein from November 9, 2006 to November 8, 2006. No other changes have been made to our originally filed Quarterly Report on Form 10-Q.

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

CEVA, INC.

Date: November 8, 2006	By: /s/ GIDEON WERTHEIZER Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 8, 2006	By: /s/ YANIV ARIELI Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)