Form 10-K
period 2006-12-31
CEVA  INC
filed 2007-03-16
CIK 1173489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $85,075,820 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2007

Common Stock, $0.001 par value per share	19,466,805 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

i

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that given the complexity of applications for DSPs, there is increasingly an industry shift away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications;

•	Forward Concepts forecasts total DSP semiconductor shipments will grow 15% in 2007 to $9.7 billion, while system-on-chips incorporating DSP technology continues to be another growth sector for the technology;

•	Our belief that the industry is indicating a continued demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software and that the growth in the demand for these platforms will drive demand for our technology and that we are well positioned to take full advantage of these major industry shifts;

•	Our anticipation that the APAC region, specifically China, will represent future growth potential for our business;

•	Our planned future products are anticipated to enable true mobile multimedia integration into cellular handsets and the possible inclusion of other technologies and that these pioneer solutions will allow us to provide the desired flexibility for wireless semiconductors;

•	Our belief that our introduction of additional features, such as advances in our video technology, high-end audio technologies and home entertainment applications will also contribute to our growth in future periods;

•	Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that a successful surrender of our long-term lease in Dublin, Ireland in 2007 will result in an associated cash outflow of approximately $3.3 million associated with restructuring charges.

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

Company Overview

Headquartered in San Jose, California, CEVA is a leading licensor of innovative intellectual property (IP) platform solutions and DSP cores for wireless, consumer and multimedia applications. For more than fifteen years, CEVA has been licensing DSP cores and platforms to leading semiconductor and electronics companies worldwide.

We license a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including multimedia, audio, Voice-over-IP (Internet Protocol), Bluetooth and Serial ATA (SATA).

Our technology is licensed to leading electronics companies as IP, which in turn manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including wireless handsets (e.g. cellular baseband, multimedia solutions and Bluetooth), portable multimedia (e.g. portable video players and portable audio players), home entertainment (e.g. DVD), storage markets (e.g. hard disk drives) and communications markets (e.g. high-speed serial storage and Voice-over-IP solutions).

Our revenue mix contains IP licensing fees, per-unit royalties and support and training fees and other type of revenues. We have built a strong network of licensing partners who rely on our technology to deploy their silicon solutions. Today our technologies are widely licensed and power some of the world’s leading wireless and consumer electronics brands, including Atmel, Broadcom, Chipnuts, Freescale, Fujitsu, Hitachi, Infineon, Marvell, National Semiconductor, NXP, Oki, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories (acquired by NXP), Sony, Spreadtrum, STMicroelectronics, Thomson and Zoran. In 2006 our licensees shipped over 190 million CEVA-powered chips, an increase of 45% over 2005 shipments of 131 million units.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. (“DSPG”) and Parthus Technologies plc (“Parthus”) in November 2002. We have over 190 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Europe, Israel and the United States. CEVA is traded on both NASDAQ (CEVA) and the London Stock Exchange (CVA).

Industry Background

Digital Signal Processor(DSP) Cores

Digital Signal Processor (DSP) is one of the fastest-growing sectors of the semiconductor industry. DSP is fundamental to all communication (wireless, broadband, Voice over Internet Protocol (VoIP), and to all digital multimedia processing (audio, video, image). For example, in wireless, DSP converts an analog signal, such as the human voice, to digital form, before being transferred through an air-interface, and converts that digital form back to an analog signal on the receiving side. DSPs power the communication and multimedia functions of a wide array of devices, including the baseband modems of cellular phones, digital multimedia signals for devices including cellular phones, portable multimedia players, camcorders and digital still cameras. Digital Signal Processing techniques are also widely used in applications such as digital DVDs/DVRs, HDTVs, set-top boxes and the hard disk drives used for PCs and consumer electronic devices.

As the number of electronic devices that require the processing of digital data has grown, so has the demand for reliable and ever more sophisticated DSP cores and associated algorithms built around them. Analyst firm Forward Concepts forecasts total DSP semiconductor shipments will grow 15% in 2007 to $9.7 billion, while system-on-chips incorporating DSP technology continues to be another growth sector for the technology.

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

While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, design capabilities resources have not kept pace with the advances in this technology, resulting in a growing “design gap” between their increasing manufacturing potential and restrained design capabilities. To address this “design gap,” many semiconductor designers and manufacturers are increasingly choosing to license proven intellectual property, such as processor cores (including DSPs), memory and application-specific platforms, from third party SIP companies rather than to develop those technologies in-house.

CEVA Business

CEVA addresses the requirements of the embedded communications and multimedia markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Packet (VoP), Bluetooth and Serial ATA (SATA).

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

We operate a licensing and per-unit royalty business model. We typically charge a license fee for access to our technology, and a royalty fee for each unit of silicon which incorporates our technology. License fees are invoiced in accordance with contract terms. Royalties are reported and invoiced one quarter in arrears and are generally a percentage of the sales price of the CEVA-based silicon product or a fixed unit rate.

Strategy

We believe the industry is indicating a continuing demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software for their target applications. We believe that the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets including mobile multimedia, audio Bluetooth and storage, we believe we are well positioned to take full advantage of these major industry shifts. To do so we intend to:

•	Continue to develop and enhance our range of DSP cores and associated subsystems. We seek to enhance our existing family of DSP cores and DSP-based subsystems with additional features, performance and capabilities.

•	Continue to develop and enhance our range of complete and highly-integrated platform solutions. We intend to continue developing our integrated IP solutions which combine application-specific software and dedicated logic — such as video, audio and VOIP — built around our DSP cores, and deliver to our licensing partners as a complete and verified system solution.

•	Capitalize on our relationships and leadership. We seek to expand our worldwide community of semiconductor and system OEM licensees who are developing CEVA-based solutions.

•	Capitalize on our IP licensing and royalty business model. We seek to maximize the advantages of our IP model which we believe is the best vehicle for pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling of silicon products, we are free to focus most of our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of innovative IP platform solutions and DSP cores for wireless, consumer and multimedia applications to the semiconductor industry. We offer a family of programmable DSP cores, associated subsystems and a portfolio of application platforms including multimedia, audio, Voice over Packet (VoIP), Bluetooth and Serial ATA (SATA).

The diagram below illustrates how our portfolio of DSP cores, DSP-based subsystems and application-specific platforms integrate into a typical system-on-chip (SOC).

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

Our current portfolio of programmable DSP cores includes:

•	CEVA-X- CEVA-X is a scalable VLIW-SIMD DSP architecture delivering high levels of performance at low power consumption. CEVA-X is uniquely designed as a multipurpose architecture, allowing multiple derivative cores with the optimal performance/price/power point requirements to multiple markets such as 2.5G/3G multimedia phones, PDAs, digital cameras and camcorders, DTV, Set-top boxes and HD-DVD. CEVA-X combines extendibility — the architecture can be extended with user-defined instruction sets — with scalability, supporting between 2 to 8 MAC units as well as additional computational resources and memory bandwidth. CEVA-X enables licensees to efficiently develop software using high-level languages such as C and C++, which reduces the cost of development.

CEVA-X1620, the first implementation of the CEVA-X architecture family, is a 16/32 bit data width, dual MAC DSP with four 40-bit arithmetic units. The CEVA-X1620 can run up to 8 instructions simultaneously and up to 20 SIMD operations at any given cycle. Demonstration CEVA-X1620 silicon runs at 400MHz (TSMC 0.13µ).

CEVA-X1622 is the second implementation of the CEVA-X architecture. It offers the same basic features as the CEVA-X 1620 but offers an enhanced memory architecture, including configurable memory size (64KB or 128KB), and configurable memory bank organizations in 2 or 4 blocks.

CEVA-X1641 is the third implementation of the CEVA-X architecture. It is the first Quad-MAC DSP CEVA-X core and is designed specifically to run highly computational intensive tasks that require substantial data throughput and high memory bandwidth, such as WiMAX, WiBro, 3G LTE and advanced multimedia standards.

CEVA-X DSP cores are complemented by development platforms and Software Development Kits (SDK). All components of CEVA-X tools are developed in-house by CEVA to deliver optimal performance.

CEVA-X Markets: 4G/WiMAX, 3G wireless, portable multimedia video & audio processing, and home entertainment (Digital TV, HDTV, PVR and HD-DVD).

•	CEVA-Teak- CEVA-Teak is a 16-bit fixed-point general-purpose DSP core. Its dual MAC architecture features high-performance and bandwidth for complex signal processing implementations. Its capabilities to run up to 4 instructions simultaneously while using only a single 16-bit instruction word make it ideal for portable multimedia and wireless communication markets.

CEVA-Teak Markets: 2.5/3G wireless, portable multimedia, portable audio players, digital still cameras and VoIP.

•	CEVA-TeakLite- CEVA-TeakLite is a single Multiply-Accumulate (MAC) 16-bit fixed point DSP core. The TeakLite core is the most established and successful DSP core in CEVA’s DSP family with over 750 million chips powered by CEVA- TeakLite shipped to date. CEVA-TeakLite is positioned to meet high volume, but very cost sensitive markets such as 2G/2.5G and ultra-low-cost (ULC) wireless handsets, portable audio players, hard disk drives, optical drives, and home entertainment and communication devices. CEVA-TeakLite is fully compatible to the legacy CEVA-Oak DSP at assembly and binary levels which reduces our customer’s software development costs.

CEVA-TeakLite Markets: 2/2.5G and ULC wireless, portable audio players, VoIP phones, hard disk drives and hearing aids.

•	CEVA-TeakLite-II- CEVA-TeakLite-II is a single Multiply-Accumulate (MAC) 16-bit fixed point DSP core. The core extends the architecture of CEVA-TeakLite and CEVA-Oak, the most established and successful DSP cores to date in CEVA’s DSP family. CEVA-TeakLite-II achieves a performance increase compared to its predecessor core, and delivers higher-level of integration in a small silicon die size. CEVA-TeakLite-II is positioned to meet high volume, but very cost sensitive markets such as 2G/2.5G wireless handsets, portable media players, hard disk drives, optical drives, and digital cordless phones. CEVA-TeakLite-II is fully compatible to both CEVA-TeakLite and CEVA-Oak DSPs at assembly and binary levels, which reduces our customer’s software development costs.

CEVA-TeakLite-II Markets: 2/2.5G wireless, portable audio players, VoIP phones and hard disk drives.

We deliver our technology in two ways: either in the form of a mask-level chip layout (called a hard core), or in the form of a hardware description language definition (known as a soft core or a synthesizable core). All CEVA DSP cores are soft cores that can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of complementing software and platforms. In addition, we provide the necessary development platforms, SDK and software debug tools, which facilitate system design, debug and software development.

CEVA DSP-based Subsystems

Designers today face escalating design costs and shrinking design timelines combined with ever decreasing probability of right-first-time silicon. To further reduce the cost, complexity and associated risk in bringing products to market, CEVA has developed a range of DSP-based subsystems which combine selected hardware peripherals which are essential to designers deploying CEVA DSP cores. Our subsystems contain a collection of peripherals, such as on-chip data and program memory controllers, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI), and power management unit. These hardware subsystems are designed to be easily integrated into existing system-on-chips (SoCs), providing standard protocols and interfaces, such as AHB and APB bridges for Host-DSP efficient communications.

Our family currently includes five DSP-based subsystems:

•	CEVA-XS1100 — a low-power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X1620 DSP-based 3G wireless baseband designs. The CEVA-XS1100 exploits multiple innovative power-saving techniques such as system modules active only when needed, level-two memory architecture and caching, adjustable DSP system speed, decentralized interconnect topology and selective hardware/software wake-up events. The CEVA-XS1100 includes a complete set of DSP peripherals and interfaces, such as an Interrupt Controller, Power Management Unit, Timers and General Purpose I/Os, and provides easy means of connectivity to other systems present on chip.

CEVA-XS1100 Markets: 3G Wireless Modems.

•	CEVA-XS1102 — a low-power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X1622 DSP-based 3G wireless baseband designs. The CEVA-XS1102 exploits multiple innovative power-saving techniques such as system modules active only when needed, level-two memory architecture and caching, adjustable DSP system speed, decentralized interconnect topology and selective hardware/software wake-up events. The CEVA-XS1102 includes a complete set of DSP peripherals and interfaces, such as an Interrupt Controller, Power Management Unit, Timers and General Purpose I/Os, and provides easy means of connectivity to other systems present on chip.

CEVA-XS1102 Markets: 3G/3.5G Wireless Modems.

•	CEVA-XS1200 — a low-power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X DSP-based designs. The CEVA-XS1200 subsystem is based on the CEVA-XS1100 subsystem and enhanced with a programmable 3D DMA co-processor and glue- less TDM ports. This provides designers with the ability to target high-performance applications, such as Multimedia, Communications, VoIP and Storage.

CEVA-XS1200 Markets: 3G wireless applications, portable multimedia players, home entertainment and high fidelity audio systems and VoIP multi-channel applications.

•	Xpert-TeakLite-II — a complete, low power, low cost, programmable DSP-based subsystem, designed for the embedded application markets. It includes configurable cached program memory, direct program, data memories, high performance Direct Memory Access (DMA) controller, Buffered Time Division Multiplexing Port (BTDMP), Host processor interface unit (PIU), standard AMBA bridges (AHB & APB) and optional Ethernet MAC.

Xpert-TeakLite-II Markets: 2G/2.5G wireless applications, portable multimedia players, consumer/professional audio, VoIP, VoCable, VoDSL and Voice over optical networks applications.

•	Xpert-Teak — a complete DSP-based subsystem for low-power, low-cost SoC designs targeted at applications, such as wireless baseband and portable multimedia markets. Xpert-Teak includes multiple hardware peripherals and incorporates on-chip data and program memories, high-performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI) and other peripherals.

Xpert-Teak Markets: 2/2.5G wireless applications, image and video processing, consumer/professional audio, VoIP, VoCables and VoDSL applications.

CEVA Application-Specific Platforms

CEVA application-specific platforms are a family of complete system solutions for a range of applications. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software and logic. Our family of platforms spans multimedia (audio, video, image), voice (VoIP), Bluetooth and high-speed serial communications (SATA). CEVA application-specific platforms fundamentally reduce the complexity, cost of ownership, and time-to-market for products developed utilizing the platforms.

•	CEVA-Audio- a high performance, low-power audio platform for consumer devices. CEVA-Audio is a fully synthesizable soft IP, operating at up to 200MHz, and built around a small DSP core and cache memory subsystem. With overall die size of less than two square mm, and 0.1 mW/MHz for stereo MP3 decoder (using TSMC 0.13u G process), it supports all of the industry standard audio and speech codecs, including MP3, WMA, AAC, HE-AAC, Ogg Vorbis, BSAC, NB-AMR and WB-AMR.

CEVA-Audio Markets: portable audio players, cellular handsets and home entertainment systems.

•	CEVA Mobile-Media2000- a flexible, integrated software based platform, combining audio, video, voice and imaging functions at extremely low power consumption and at a small die size. Programmable for a wide range of multimedia standards, resolutions and frame rates, the CEVA Mobile-Media2000 solution allows licensees to re-target a single silicon platform for any multimedia processing requirements, thus negating the need for costly, time-consuming silicon re-spins.

CEVA Mobile-Media2000 solution is a complete hardware plus software platform. The hardware portion includes the high performance CEVA-X1620 DSP core, the CEVA-XS1200 subsystem platform. The software element is a collection of industry standard video and audio codes, such as H.264 decoder and encoder, MPEG4 decoder and encoder, MP3 and AMR. The video codes of Mobile-Media2000 make use of CEVA-patented FST technology that allows high resolution video (DVD quality) to be processed fully in software using a low cost and low power DSP.

Mobile-Media2000 Markets: high-end feature phones, smartphones and portable multimedia devices.

•	CEVA-VoP- is a complete platform enabling a wide range of cost-sensitive VoIP products targeting residential and enterprise telecom markets. Based on CEVA’s Xpert-TeakLite-II, the CEVA-VoP platform is a complete hardware and software solution that can be deployed as a subsystem in an integrated networking and VoP SoC. The platform integrates the widely adopted, programmable CEVA-TeakLite-II DSP core, with added hardware peripherals capable of handling multiple, simultaneous, packet-voice channels on a single core. The solution includes all required DSP software, such as speech compression and decompression, echo cancellation, telephony functions and signaling/networking. The software is open, allowing design licensees to add proprietary algorithms and broaden the use of the design for other markets or applications.

CEVA-VoP Markets: residential and consumer Voice over Packet (e.g. VoIP).

•	CEVA Bluetooth- a flexible, silicon-proven Bluetooth platform containing all the required deliverables for OEM, semiconductor, ASIC, and fabless customers to rapidly design Bluetooth®technology into their ASICs and ASSPs. The platform is designed to accelerate Bluetooth deployment and reduce time-to-certification and time-to-revenue. It complies fully with Bluetooth version 1.2 and implements all mandatory and optional features. The complete solution includes Bluetooth baseband RTL, Bluetooth protocol stack and full Bluetooth profile support.

CEVA Bluetooth Markets: Wireless handsets, smartphones / PDAs, cordless phones, wireless PBX and Bluetooth headsets.

•	CEVA SATA- a complete, verified Serial ATA licensable solution combining a SATA 1.5Gbps PHY or SATA 3.0Gbps PHY with a Link/Transport/Command Protocol stack, and is fully compliant to the Serial ATA Revision 2.5 specification. The SATA PHY is supplied in the form of a GDSII hard macro with simulation models and physical views. The SATA Protocol (PHY Control, Link, Transport and Command/DMA layers) is delivered in the form of an RTL package, and supported by a comprehensive test bench environment plus physical design scripts for realization on the target semiconductor processes.

CEVA-SATA Markets: Storage, set-top boxes, PVR and HD-DVD.

Sales of our Ceva-X family of products and services generated 21% of our revenues both for 2006 and 2005, and 18% for 2004. Sales of our Ceva-TeakLite family of products and services generated 41%, 16% and 30% of our revenues for 2006, 2005 and 2004, respectively. We expect these products will continue to generate a significant portion of our revenues for 2007.

Principal Markets

We target our portfolio of DSP cores, DSP-based subsystems and application-specific platforms at six principal markets:

•	Wireless Handsets

CEVA is the world’s leading licensor of DSP technology to the wireless industry. Hundreds of millions of cellphones have deployed CEVA technology. Today seven of the world’s top 12 wireless handset companies utilize the ultra power efficient high-performance CEVA DSP cores. With complete solutions spanning modem and application processing platforms and Bluetooth technologies, the portfolio of CEVA IP greatly accelerate time-to-market, functionality and performance of next generation handsets.

•	Portable Multimedia Players

CEVA’s portable multimedia solutions integrate a DSP core, DSP-based subsystem and comprehensive software codecs that support all industry audio, video and imaging standards in a silicon proven platform. Architected for ultra low-power, minimal memory requirements and highest levels of resolution, the solutions offer the industries only complete software programmable multimedia platform.

•	Portable Audio

CEVA offers a complete, highly-integrated, low-power, low-cost audio platform for consumer devices, including wireless handsets, portable audio players and home entertainment systems. CEVA-Audio combines several CEVA-developed technologies, including CEVA-TeakLite-II, the new and enhanced version of the widely-adopted CEVA-TeakLite DSP core, a cache memory subsystem, audio peripherals, a comprehensive set of audio codecs and complete tool chain support.

•	Storage

CEVA technologies are incorporated annually in tens of millions of disk drives, DVD players and recorders. CEVA technologies are chosen for a combination of high-performance with small die size and low power consumption. CEVA storage offerings include DSP cores for magnetic and optical drive controllers, as well as high speed serial communications, including SATA.

•	Automotive

Innovation in today’s vehicles is principally driven by microelectronics spanning diverse areas such as navigation, wireless communication, handsfree systems, multimedia entertainment and digital radio. CEVA provides a portfolio of connectivity, multimedia and Bluetooth solutions, powered by CEVA DSPs, for next generation telematic applications.

•	Telecom / Networking

CEVA provides networking and telecommunications semiconductor vendors a broad range of solutions targeting IP-phones, Residential Gateways including PON (Passive Optical network). Complete VoIP, Giga Ethernet and Serdes silicon verified solutions from CEVA are architected to reduce the cost and time-to-market for telecom and networking products.

Customers

We have licensed our DSP cores, DSP-based subsystems and application-specific platforms to leading semiconductor companies throughout the world. These companies incorporate our IP into application-specific chips or custom-designed chips that they manufacture, market and sell to original equipment manufacturers (OEMs) of a variety of electronic products. We also license our DSP cores, DSP-based subsystems and application-specific platforms to OEMs directly. Included among our licensees are the following customers; Atmel, Broadcom, Chipnuts, EoNex, Freescale, Fujitsu, Infineon, Marvell, National Semiconductor, NXP, Oki, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories (acquired by NXP), Sony, Spreadtrum, STMicroelectronics, Thomson, VIA and Zoran. The majority of our licenses have royalty components, of which 24 were shipping at the end of 2006. Of these 24 customers, 16 were generating royalty revenues per unit shipped and eight were under prepaid royalty agreements. One customer accounted for 16% of our total revenues in 2006. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

International Sales and Operations

Customers based in EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) accounted for 64.1% of our total revenues for 2006, 64.8% for 2005 and 70.5% for 2004. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 9 to our consolidated financial statements, which appear elsewhere in this annual report.

Moreover, part of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euros, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. As a result, an increase in the value of NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2006, we had 20 employees in sales and marketing. We have sales offices and representation in nine locations worldwide.

Maintaining close relationships with our customers is a central part of our strategy. We typically launch each new core, platform or solution upgrade with a signed license agreement with a tier-one customer, which helps ensure that we are clearly focused on viable applications that meet broad industry needs. Staying close to our customers and strengthening these relationships is a significant part of our strategy. It allows us to create a roadmap for the future development of existing cores and application platforms, and it helps us to anticipate the next potential applications for the market. We seek to use these relationships to deliver new products in a faster time to market.

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences and posting information on our website. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific and the United States. Our technical support services include:

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

Our research and development and customer technical support teams consist of 136 engineers working in five development centers located in Israel, Ireland, and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills sets as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $17, $20 and $19 million in 2004, 2005 and 2006, respectively.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores and solutions. We believe that the principal competitive elements in our field are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, design cycle time, ease of implementation, customer support, financial strength and reputation gained in over 15 years of successful DSP deployment. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

The market is dominated by large, fully integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable DSP cores;

•	IP vendors of general purpose processors with DSP extensions;

•	internal design groups of large chip companies that develop proprietary DSP solutions for their own application-specific chips; and

•	semiconductor companies that offer off-the-shelf programmable DSP chips.

We face direct competition in the DSP core area mainly from Tensilica. Also, some chip companies such as Verisilicon that license DSP cores in addition to their semiconductor business.

In recent years, we have also faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for control and system functions in various applications, including personal digital assistants and video games. Embedded systems typically incorporate both microprocessors responsible for system management and a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, companies such as ARC, ARM Holdings, MIPS, and Tensilica have added a DSP extension and make use of it to provide platform solutions in the areas of video and audio.

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as NXP, Renesas and Zoran, license our designs for some applications and use their own proprietary cores for other applications. These companies may also choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

We also compete indirectly with several general-purpose semiconductor companies, such as, Analog Devices and Texas Instruments. OEMs may prefer to buy off the shelf general-purpose chips or DSP-based application specific chips from these large, established semiconductor companies rather than purchase chips from our licensees.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the multimedia market — Hantro, Imagination Technologies, ARC, Chips & Media and Tensilica;

•	in the serial storage technology area — ARM, Synopsys and Silicon Image;

•	in Voice-over-IP applications — MIPS Technologies, ARM; and

•	in audio applications — ARM, Tensilica and ARC.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP-based subsystems and application-specific platform technologies. We hold 36 patents in the United States and six patents in the EMEA (Europe, Middle East and Africa) region with expiration dates between 2013 and 2022. In addition, we have 16 patent applications pending in the United States, six pending patent applications in the EMEA region and four pending patent applications in Asia Pacific (APAC).

We actively pursue foreign patent protection in other countries where we feel it is prudent to do so. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there are no assurances that any patent application filed by us will result in a patent being issued, or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we be assured that patents issued to us will not be infringed or that others will not design around our technology. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. We can provide no assurance that our pending patent applications or any future applications will be approved or will not be challenged by third parties, that any issued patents will effectively protect our technology, or that patents held by third parties will not have an adverse effect on our ability to do business.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2006 by function and geographic location.

Number

Total employees	196
Function
Research and development	136
Sales and marketing	20
Technical support	13
Administration	27
Location
Israel	124
Ireland	35
United Kingdom	10
United States	12
Elsewhere	15

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

In 2004, we finalized and adopted a new Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees, and the Code is available on our website at www.ceva-dsp.com.

Corporate History

Our company was incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. We changed our name to ParthusCeva, Inc. in November 2002 and to CEVA, Inc. in December 2003. Further details are contained in item 7.

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

The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have an impact on our competitiveness:

•	Microprocessor IP providers, such as ARM, MIPS Technologies, Tensilica and ARC, are offering DSP extensions to their IP.

•	SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure for both licensing and royalty revenue.

•	Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Imagination Technologies, Tensilica and Chips & Media.

•	ARC is offering a licensing model based on royalty payments specifically for Chinese customers that waives initial licensee fees.

•	Lower license fees and overall erosion of average selling prices of our IP.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers may also decide to satisfy their needs through in-house design. We compete on the basis of processor performance, overall system cost, power consumption, flexibility, reliability, software availability, design cycle time, ease of implementation, customer support, name recognition and reputation, and financial strength. Our inability to compete effectively on these basis could have a material adverse effect on our business, results of operations and financial condition.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers, varying in identity from period-to-period, accounted for 41% of total revenues in 2006, 36% in 2005 and 46% in 2004. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 75% of total royalty revenues in 2006, 73% in 2005 and 67% in 2004. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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

We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely upon our customers to incorporate our technology into their end products at the design stage. Once our customer incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our customer will select our technology for incorporation into its own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after our customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our technology not to reach the market until long after the initial “design win” with our customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

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

On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in connection with our reorganization and restructuring plans in 2003 and 2005, we ceased manufacturing of our hard IP products and certain non-strategic technology areas. In June 2006, we divested our GPS technology and related business. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.

Our restructuring efforts in 2005 and 2006, as well as the divestment of our GPS technology and related business, could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We implemented reorganization and restructuring plans in 2005, including personnel reduction of 9 people in 2005. In connection with the implementation of our reorganization and restructuring plan in 2005, we had excess facilities in Dublin, Ireland. Throughout 2006, our management had exit negotiations with the landlord in respect of this property. If we are successful in surrendering the long term lease in respect of this property, we would expect an associated cash outflow of approximately $3.6 million in 2007, of which approximately $3.3 million is associated with restructuring charges and approximately $300,000 is associated with related expenses. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize. In June 2006, we divested our GPS technology and related business, including the transfer of 25 employees. The employee reductions and changes in connection with our restructuring activities could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may adversely affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses.

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

We currently receive research grants from programs of the Chief Scientist of Israel and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received an aggregate of $276,000, $574,000 and $346,000 in 2006, 2005 and 2004, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Approximately 64% of our total revenues in 2006 are derived from license agreements with customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We may pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements in the future that could expand our business. We are unable to predict whether or when any other prospective acquisition will be completed. The process of negotiating potential acquisitions or joint ventures, as well as the integration of acquired or jointly developed businesses, technologies or products may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions or integrate acquired businesses or joint ventures with our operations. If we were to make any acquisitions or enter into a joint venture, we may not receive the intended benefits of the acquisition or joint venture or such an acquisition or joint venture may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions or joint venture may require substantial capital resources, which may require us to seek additional debt or equity financing.

Future acquisitions or joint venture by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

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

Our trade names or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in these markets. If we were forced to change any of our brand names, we could lose a significant amount of our brand identity.

Our business will suffer if we are sued for infringement of the intellectual property rights of third parties or if we cannot obtain licenses to these rights on commercially acceptable terms.

Although we are not currently involved in any litigation, we are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. Infringement claims may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.

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

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 31%-36% and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. Although there is no expectation of any changes to Israeli and Irish tax law, if our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of a U.S. corporation, distributions to the U.S. Corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. tax. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.

We lease land and buildings for our executive offices, engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2006:

			Area
Location	Term	Expiration	(Sq. Feet)	Principal Activities

San Jose, CA, U.S.	2 years	2007	9,450	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2010	23,600	Research and development; administration
Dublin, Ireland	25 years	2021/2025	26,600	Research and development; administration
Dublin, Ireland	2 years	2007	2,270	Research and development; administration
Cork, Ireland	25 years	2025	10,000	Research and development
Limerick, Ireland	10 years	2010	4,000	Research and development
Belfast, Northern Ireland	15 years	2019	2,600	Research and development

In connection with the re-alignment of our business described below, we have reviewed and continue to evaluate our property needs and to consider appropriate steps to most efficiently house our operations. We have made provisions in our financial statements for the under-utilized building operating lease obligations we anticipate. We believe that these facilities meet our current operating needs. With regards to our San Jose headquarters, the current lease expires in August 2007 and management is currently negotiating an extension to this property for a period of 3-5 years.

Throughout 2006 we continued exit negotiations with the landlord of one of our properties in Dublin, Ireland. At December 31, 2006, exit negotiations had not concluded and we were required to update our accrual for this property on a sub-let basis. If we succeed in surrendering our long term lease relating to this property, we would expect an associated cash outflow of approximately $3.6 million in 2007. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

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

Gideon Wertheizer, age 50, has served as our Chief Executive Officer since May 2005. Mr. Wertheizer has 24 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSPG, including such roles as Executive VP — Strategic Business Development, Vice President for Marketing and VP of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben-Gourion University in Israel and executive MBA form Bradford University in the United Kingdom.

Yaniv Arieli, age 38, has served as our Chief Financial Officer since May 2005. Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSPG from August 2002, prior to which he served as DSPG’s DSP Cores Licensing Divisions’ Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 41, has served as our Vice President, Worldwide Sales since November 2002 and our Executive Vice President, Worldwide Sales since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSPG beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSPG’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President — Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from University of Bradford in England.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ National Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 1, 2007, there were approximately 8,300 holders of record, which we believe represents approximately 13,700 beneficial holders. The closing price of our common stock on The NASDAQ National Market on March 1, 2007 was $7.20 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ National Market.

	Price Range of
	Common Stock
	High	Low

2005
First Quarter	$9.00	$7.10
Second Quarter	$7.52	$5.80
Third Quarter	$5.91	$5.03
Fourth Quarter	$6.32	$5.07
2006
First Quarter	$6.88	$5.80
Second Quarter	$7.90	$5.62
Third Quarter	$6.15	$5.05
Fourth Quarter	$6.89	$5.30

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Information as of December 31, 2006 regarding options granted under our option plans and remaining available for issuance under those plans is contained in the definitive 2007 Proxy Statement and incorporated herein by reference.

2007 Annual Meeting of Stockholders

We anticipate that the 2007 annual meeting of our stockholders will be held on May 15, 2007.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the below Stock Performance Graph shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

Comparison of Cumulative Total Return among CEVA, Inc.,
The NASDAQ Stock Market (U.S.) and the MG Specialized Semiconductor Group Index

	11/01/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CEVA, Inc.	100.00	112.14	197.53	172.81	118.79	122.77
Hemscott Specialized Semiconductor Index	100.00	100.45	178.74	157.02	154.10	169.97
Nasdaq Market Index	100.00	100.45	151.33	165.87	167.33	184.50

ASSUMES $100 INVESTED ON NOV. 01, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from November 1, 2002, the first day of trading of our common stock, through December 31, 2006, with the cumulative total return on The NASDAQ Stock Market (U.S.) and the Hemscott Specialized Semiconductor Group Index.

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

CEVA was formed through the combination of Parthus and the DSP IP licensing division of DSPG in November 2002. With respect to periods prior to November 1, 2002, the financial data below have been prepared as if the separation from DSPG had been in effect throughout the relevant periods. The financial data show this business as an entity carved out from the consolidated financial statements of DSPG using the historical results of operations and historical bases of assets and liabilities of the DSP IP licensing division, which appear elsewhere in this annual report. The financial data below include the results of the business of Parthus only for the period following the combination on November 1, 2002.

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, both appearing elsewhere in this annual report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
		(In thousands)

Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	$14,739	$29,795	$32,271	$30,755	$28,484
Other revenue	4,457	7,041	5,402	4,881	4,021

Total revenues	19,196	36,836	37,673	35,636	32,505
Cost of revenues	2,168	6,061	5,178	4,217	4,035

Gross profit	17,028	30,775	32,495	31,419	28,470
Operating expenses:
Research and development, net	8,414	17,382	17,276	20,153	18,769
Sales and marketing	3,356	6,058	6,965	6,577	6,268
General and administrative	3,557	6,109	5,863	5,742	5,882
Amortization of intangible assets	189	1,127	892	823	414
In-process research and development	15,771	—	—	—	—
Reorganization, restructuring and severance charge	6,442	8,620	—	3,207	—
Impairment of assets	—	3,233	—	510	—

Total operating expenses	37,729	42,529	30,996	37,012	31,333

Operating income (loss)	(20,701)	(11,754)	1,499	(5,593)	(2,863)
Financial income (expense), net	(207)	63	796	1,820	2,620
Other income	—	—	—	1,507	57

Income (loss) before taxes on income	(20,908)	(11,691)	2,295	(2,266)	(186)
Taxes on income (loss)	1,014	300	645	—	(88)

Net income (loss)	$(21,922)	$(11,991)	$1,650	$(2,266)	$(98)

Basic and diluted net income (loss) per share	$(2.15)	$(0.66)	$0.09	$(0.12)	$(0.01)

	December 31,
	2002	2003	2004	2005	2006
			(In thousands)

Consolidated Balance Sheet Data
Working capital	$58,318	$53,440	$57,960	$61,240	$65,001
Total assets	135,182	119,433	119,163	115,749	121,080
Total long term liabilities	1,231	3,093	2,626	4,295	4,216
Total stockholders’ equity	$110,072	$98,479	$102,549	$102,233	$106,143

QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
	2005				2006
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,

Revenues:
Licensing and royalties	$8,847	$8,219	$7,169	$6,520	$7,160	$7,455	$6,938	$6,931
Other revenue	1,194	1,309	1,217	1,161	974	957	955	1,135

Total revenues	10,041	9,528	8,386	7,681	8,134	8,412	7,893	8,066

Cost of revenues	1,293	1,116	1,003	805	895	1,135	992	1,013

Gross profit	8,748	8,412	7,383	6,876	7,239	7,277	6,901	7,053

Operating expenses:
Research and development, net	4,926	5,515	5,036	4,676	5,016	4,873	4,270	4,610
Sales and marketing	1,676	1,560	1,619	1,722	1,771	1,606	1,414	1,477
General and administrative	1,471	1,611	1,399	1,261	1,484	1,474	1,577	1,347
Amortization of other intangible assets	223	218	191	191	190	141	42	41
Reorganization, restructuring and severance charge	—	1,657	1,650	(100)	—	—	—	—
Impairment of assets	—	510	—	—	—	—	—	—

Total operating expenses	8,296	11,071	9,895	7,750	8,461	8,094	7,303	7,475

Operating income (loss)	452	(2,659)	(2,512)	(874)	(1,222)	(817)	(402)	(422)
Financial income, net	335	443	475	567	541	573	778	728
Other income	—	—	1,507	—	—	57	—	—

Income before taxes on income (loss)	787	(2,216)	(530)	(307)	(681)	(187)	376	306
Taxes on income (tax benefit)	160	—	—	(160)	120	30	35	(273)

Net income (loss)	$627	$(2,216)	$(530)	$(147)	$(801)	$(217)	$341	$579

Basic net income (loss) per share	$0.03	$(0.12)	$(0.03)	$(0.01)	$(0.04)	$(0.01)	$0.02	$0.03
Diluted net income (loss) per share	$0.03	$(0.12)	$(0.03)	$(0.01)	$(0.04)	$(0.01)	$0.02	$0.03
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	18,675	18,742	18,875	18,923	19,061	19,142	19,239	19,315
Diluted	19,227	18,742	18,875	18,923	19,061	19,142	19,324	19,432

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financials statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially include those set forth under “Risk Factors”, as well as those otherwise discussed in this section and elsewhere in this annual report. See “Forward-Looking Statements and Industry Data.”

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2006.

Our revenue mix contains IP licensing fees, per-unit royalties and support fees. We have built a strong customer base who rely on our technology to deploy their silicon solutions. We license our technology as IP to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including wireless handsets (e.g. cellular baseband and multimedia solutions), portable multimedia (e.g. portable video players and portable audio players), home entertainment (e.g. DVD), storage (e.g. hard disk drives ), automotive, Bluetooth handsfree communication and connectivity (e.g. high-speed serial storage). Our current primary focus is DSP cores, DSP-based subsystems and application-specific platforms which include software (video, audio, imaging and voice) for the cellular handset market with sales of our DSPs and related technologies representing a majority of our total revenues for 2006.

Today our technologies are widely licensed and power some of the world’s leading wireless and consumer electronics brands including Atmel, Broadcom, Freescale, Fujitsu, Infineon, Marvell, National Semiconductor, NXP, Oki, Renesas, ROHM, Samsung, Sharp, Silicon Laboratories (acquired by NXP), Sony, Spreadtrum, STMicroelectronics, Thomson, VIA and Zoran. In 2006 our licensees shipped over 190 million CEVA-powered chips, an increase of 45% over 2005 shipments of 131 million units.

CEVA is the leading licensor of DSP cores. In 2006, Gartner Dataquest reported CEVA’s share of the licensable DSP market at 49%. With many of our customers committed to our DSP architecture, we have seen many customers choosing to re-license and upgrade their licenses for CEVA DSP cores. Our legacy CEVA-Oak, CEVA-Teak, CEVA-TeakLite and most recently, CEVA-TeakLite-II DSPs, are all code-compatible, meaning customers can leverage their knowledge in developing products incorporating these DSP cores across a wide range of applications. In recent years, we have introduced a new DSP architecture, the CEVA-X DSP core and CEVA-X DSP-based subsystem. We recognized a need in the DSP market for a more powerful, programmable and scalable DSP in order to meet the industry shift towards more fully-featured and smaller form factor products. In addition, there has been an industry shift towards licensing this type of technology as opposed to developing it in-house, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.

The industry is indicating a continued demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software for their target applications. We believe that the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including mobile multimedia, audio Bluetooth and storage, we believe we are well positioned to take full advantage of these major industry shifts.

Nonetheless, we need to penetrate new markets and introduce new products to further expand our business. In that regard, the most important step we have taken is the initiation to penetrate the mobile multimedia market. We introduced our first multimedia platform for wireless handsets, Mobile-Media1000, in 2004 and in 2005 we announced and released a second generation mobile multimedia platform, the Mobile-Media2000, which targets a broad range of applications and devices. Our future growth is substantially dependent on our success in penetrating tier one companies and enabling them to use our software programmable DSP-based multimedia products.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

We operate in a changing market that challenges our continued business growth potential. For example, the success of our video products are highly dependent on the adoption of new services, such as mobile TV and high resolution streaming video, and the rate of adoption of Bluetooth technology in consumer products and cell phones. In addition, our business may be affected by market conditions in the APAC region, specifically China, where we anticipate future growth potential for our business. Our revenues are currently primarily generated from sales of chipsets used in cellular handsets. As a result, a decline or change in growth rate in the market for the sale of cellular handsets would adversely affect our financial condition and operating results.

In view of the current market trends, our planned future products are anticipated to enable true mobile multimedia integration into cellular handsets and the possible inclusion of other technologies. We believe that these pioneer solutions will allow us to provide the desired flexibility for wireless semiconductors. We cannot provide any assurances however that these features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	allowances for doubtful accounts;

•	accounting for income taxes;

•	impairment of goodwill and other intangible assets;

•	stock based compensation;

•	reorganization, restructuring and severance charge;

•	investments in other companies; and

•	foreign currency.

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

We generate our revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and sale of development boards. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. We also license our technology directly to OEMs, which are considered end users.

We account for our IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended. Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, we have adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly technical support and training) is determined based on the substantive renewal rate as stated in the agreement.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is not considered probable, revenue is recognized as payments become due or collected from the customer, respectively, provided all other revenue recognition criteria have been met. Our “revenue recognition policy” determines all arrangements that become due after 12 months as “extended payments” and revenue is recognized as each payment becomes due, provided all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met.

Revenues from license fees that involve customization of our IP to customer specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2006, no such losses were identified.

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

When a sale of our IP is made to a third party who also supplies us with goods or services under separate agreements, we evaluate each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sale or purchase element in order to determine the appropriate revenue recognition.

Royalties from licensing the right to use our IP are recognized when the related sales are made. We determine such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.

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

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than those is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Our accounting for deferred taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

We do not provide for U.S. Federal income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested and, in our opinion, will not be distributed to CEVA, Inc., the parent company, and will continue to be re-invested indefinitely. In addition, we operate within multiple taxing jurisdictions involving complex issues, and we provide for tax liabilities on investment activity as appropriate.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with an identifiable useful life are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142. We conduct our annual test of impairment for goodwill in October of each year. In addition we test if impairment exists periodically whenever events or circumstances occur subsequent to our annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

In October 2006 and 2005, we conducted our annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the company with the carrying amount, including goodwill, on that date. Because the market capitalization exceeded the carrying value, goodwill is considered not impaired.

Other Intangible Assets

Other intangible assets represent costs of technology acquired from acquisitions which have reached technological feasibility. The costs of technology have been capitalized and are amortized to the consolidated statements of operations over the period during which economic benefits are expected to accrue, currently estimated at five years. We are required to test our other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. Factors we consider important, which could trigger impairment include:

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

In the second quarter of 2006, there was a decrease in the amount of other intangible assets, net of $0.8 million, as a result of the divestment of our GPS technology and associated business to GloNav Inc. (“GloNav”). In the second quarter of 2005, we recorded an impairment charge of $0.4 million in respect of certain technology acquired in the combination with Parthus (“Parthus”) as we decided to cease the development of this product line due to the minimal differentiation between competing solutions.

Accounting for Stock-Based Compensation:

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We applied the provisions of SAB 107 upon our adoption of SFAS 123(R).

Prior to January 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB 25 and related interpretation, as permitted under SFAS 123(R), whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

We adopted the fair value recognition provision of SFAS 123(R) using the modified prospective transition method, effective January 1, 2006. Under that transition method, compensation cost recognized in the year ended December 31, 2006, included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on our consolidated income statement. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006, is $2,204 higher than if we had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2006, are $0.11 higher than if we continued to account for share-based compensation under APB 25.

Reorganization, Restructuring and Severance Charge

We implemented a reorganization and restructuring plan in 2005 which resulted in a total charge of $3.2 million. We were required to make and are required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and our ability to either exit the lease property or sub-let the property in determining the estimates and assumptions used.

Throughout 2006, we continued exit negotiations with the landlord of one of our properties in Dublin, Ireland. We updated the accrual for this property during 2005 to reflect an exit strategy. At December 31, 2006, exit negotiations had not concluded. There was no additional charge to the income statement during 2006. If we are successful in surrendering our long term lease relating to this property, we would expect an associated cash outflow of approximately $3.3 million associated with restructuring charges. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

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

Investment in Other Company, Net:

Investments in privately held companies in which we do not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value.

On June 23, 2006, we divested our GPS technology and associated business to a new U.S.-based company, GloNav Inc. (“GloNav”)(for more details see Note 4). The investment in GloNav is stated at cost, since we do not have the ability to exercise significant influence over operating and financial policies of GloNav. We recorded the investment on our consolidated balance sheets as investment in other company, net. This investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”) and Financial Statement Position FSP 115-1, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.”

Foreign Currency

The U.S. dollar is the functional and reporting currency for the company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at year end exchange rates while revenues and expenses are remeasured at rates approximating those in place on the dates of the related transactions. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars. We review our expected monthly non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $150,000 in 2006 and foreign exchange gain of $109,000 and $37,000 in 2005 and 2004, respectively.

We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

Recently Issued Accounting Standards:

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We estimate that the adoption of FIN 48 will not have any significant impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our management believes SFAS No. 157 will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our statement of operations as percentages of our total revenues for the periods indicated:

	2004	2005	2006

Consolidated Statement of Operations Data:
Revenues:
Licensing and royalties	85.7%	86.3%	87.6%
Other revenue	14.3%	13.7%	12.4%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	13.7%	11.8%	12.4%
Gross profit	86.3%	88.2%	87.6%
Operating expenses:
Research and development, net	45.9%	56.6%	57.7%
Sales and marketing	18.5%	18.5%	19.3%
General and administrative	15.6%	16.1%	18.1%
Amortization of other intangible assets	2.3%	2.3%	1.3%
Reorganization, restructuring and severance charge	—	9.0%	—
Impairment of assets	—	1.4%	—

Total operating expenses	82.3%	103.9%	96.4%

Operating income (loss)	4.0%	(15.7)%	(8.8)%
Financial income, net	2.1%	5.1%	8.0%
Other income	—	4.2%	0.2%

Income (loss) before taxes on income	6.1%	(6.4)%	(0.6)%
Taxes on income	1.7%	—	(0.3)%

Net income (loss)	4.4%	(6.4)%	(0.3)%

Discussion and Analysis

Below we provide information on the significant line items in our statement of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2004	2005	2006

Total revenues (in millions)	$37.7	$35.6	$32.5
Change year-on-year	—	(5.4)%	(8.8)%

The decrease in total revenues from 2005 to 2006 principally reflects lower licensing in the GPS (as a result of the divestment of our GPS technology and associated business to GloNav in June 2006) and SATA product lines as well as lower royalties and other revenues. The decrease in total revenues from 2004 to 2005 principally reflects a combination of lower licensing and other revenues, offset by higher royalties revenues. The five largest customers accounted for 41% of total revenues in 2006, 36% in 2005 and 46% in 2004.

In 2006, 2005 and 2004 revenue from greater-than-10% identifiable customers accounted for 16%, 10% and 12% of total revenues, respectively. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

We generate royalties from our licensing activities in two manners: royalties paid by our customers over the period in which they ship units, which we refer to as per unit royalties and royalties which are paid in a lump sum which cover a fixed number of future unit shipments, which we refer to as prepaid royalties. In either case, these royalties are non-refundable payments and are recognized upon invoicing for payment, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 18% of total revenue in 2006 and 19% of total revenue in both 2005 and 2004. Only royalty revenue from customers who are paying as they ship units is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing and Royalty Revenues

	2004	2005	2006

Licensing and royalty revenues (in millions)	$32.3	$30.8	$28.5
Change year-on-year	—	(4.7)%	(7.4)%
of which:
Licensing revenues (in millions)	$26.3	$23.9	$22.2
Change year-on-year	—	(8.8)%	(7.4)%
Royalty revenues (in millions)	$6.0	$6.8	$6.3
Change year-on-year	—	13.1%	(7.3)%

The decrease in licensing revenue from 2005 to 2006 principally reflects lower revenues from our Oak DSP cores and CEVA-Teak DSP cores, our SATA IP and our GPS IP as a result of the divestment of the GPS activity, offset by growth in our CEVA-TeakLite DSP core IP. The decrease in licensing revenue from 2004 to 2005 principally reflects lower revenues from our CEVA-TeakLite IP DSP core and our GPS IP offset by growth in our CEVA-X DSP core and SATA platform IP.

Licensing and royalty revenues accounted for 87.6% of our total revenues in 2006, compared with 86.3% and 85.7% of total revenues in 2005 and 2004, respectively. In 2006 we signed 38 new license agreements compared to 27 and 24 in 2005 and 2004, respectively. Included in the license agreements in 2006 were six new licensees for our flagship CEVA-X DSP core technology compared to four and five in 2005 and 2004, respectively.

The decrease in royalty revenue from 2005 to 2006 was principally from the phasing out of an older product line and from a lower overall per unit royalty rate applied in 2006. This was slightly offset by higher quantities of products using our technology. The increase in royalty revenue from 2004 to 2005 was driven by increases in the underlying unit shipments of customers’ products incorporating our IP. In particular licensees of our CEVA-Teaklite DSP cores continued to report increased unit shipments in 2/2.5G and 3G baseband cellular phones and DVD Servo products areas and disk drive controllers. The five largest customers paying per unit royalty accounted for 75.2% of total royalty revenues in 2006 compared to 72.8% and 67.2% in 2005 and 2004, respectively.

Both our per unit and prepaid royalty customers reported sales of 190 million chips incorporating our technology in 2006, compared with 131 million in 2005 and 106 million in 2004. The increase in units shipped in 2006 compared to 2005 and 2005 compared to 2004 reflects increased unit shipments of our CEVA-TeakLite core by licensees in 2/2.5G and 3G baseband cellular phones and DVD Servo products areas and disk drive controllers.

Other Revenues

Other revenues include support for licensees and sale of development boards.

	2004	2005	2006

Other revenues (in millions)	$5.4	$4.9	$4.0
Change year-on-year	—	(9.6)%	(17.6)%

The decrease in other revenues in 2006 compared to 2005 principally reflects the completion of a number of support contracts. The decrease in other revenues in 2005 compared to 2004 principally reflects a decrease in revenues from our application IP solutions.

Geographic Revenue Analysis

	2004		2005		2006
	(In millions, except percentages)

United States	$11.2	29.5%	$12.5	35.2%	$11.7	35.9%
Europe, Middle East, Africa (EMEA)	$16.6	44.1%	$7.9	22.1%	$11.7	35.9%
Asia Pacific (APAC)	$9.9	26.4%	$15.2	42.7%	$9.2	28.2%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from year to year.

Revenues increased in absolute and percentage terms in the EMEA region from 2005 to 2006, primarily reflecting greater CEVA-X and CEVA-Teaklite DSP cores IP licensing revenues offset by less CEVA-Teak DSP core and GPS IP licensing revenues. The decrease in revenues in absolute and percentage terms in the United States and the APAC regions primarily reflecting lower revenues from our Oak DSP cores, GPS IP, Mediastream and SATA platforms IP offset by greater CEVA-TeakLite DSP core. Revenues increased in absolute and percentage terms in the United States and APAC regions from 2004 to 2005, primarily reflecting greater CEVA Mobile-Media2000, CEVA-X DSP core and SATA platform IP licensing revenues. The decrease in revenues in absolute and percentage terms in EMEA reflects lower revenues from our CEVA-X DSP cores, CEVA-TeakLite DSP cores and our GPS IP.

Cost of Revenues

	2004	2005	2006

Cost of revenues (in millions)	$5.2	$4.2	$4.0
Change year-on-year	—	(18.6)%	(4.3)%

Cost of revenues accounted for 12.4% of total revenues in 2006, compared with 11.8% in 2005 and 13.7% in 2004. The absolute and percentage decrease in cost of revenues in 2006 compared to 2005 principally reflects the shift in revenue mix with increased higher gross margin license offset by the non-cash stock compensation expense of $53,000. The absolute and percentage decrease in cost of revenues in 2005 compared to 2004 principally reflects the shift in revenue mix with increased higher gross margin license and royalty revenue.

Cost of revenues includes related labor costs and, where applicable, related overhead and material costs.

Operating Expenses

	2004	2005	2006
	(In millions)

Research and development, net	$17.3	$20.2	$18.8
Sales and marketing	$6.9	$6.6	$6.2
General and administration	$5.9	$5.7	$5.9
Amortization of intangible assets	$0.9	$0.8	$0.4
Reorganization, restructuring and severance charge	$—	$3.2	$—
Impairment of assets	$—	$0.5	$—

Total operating expenses	$31.0	$37.0	$31.3

Change year-on-year	—	19.4%	(15.3)%

The decrease in total operating expenses in 2006 compared to 2005 principally reflects no reorganization and impairment charges in 2006, as well as cost saving measures taken as a result of the divestment of our GSP technology and associated business on June 23, 2006, offset by the non-cash stock compensation expense of $2.2 million in 2006. Total operating expenses increased in 2005 compared to 2004 due to a combination of reorganization and impairment charges incurred in 2005 and a higher investment in research and development. There were no reorganization or impairment charges in 2004.

Research and Development Expenses, Net

	2004	2005	2006

Research and development expenses, net (in millions)	$17.3	$20.2	$18.8
Change year-on-year	—	16.7%	(6.9)%

The net decrease in research and development expenses in 2006 compared with 2005 primarily reflects lower expenses as a result of the divestment of our GPS technology and associated business which led to a lower number of research and development personnel, as well as lower sub-contract design costs primarily in our serial ATA research and development programs, offset by a non-cash stock compensation expense of $0.7 million in 2006. Research and development expenses increased in 2005 from 2004 primarily reflecting increased investment in our latest multimedia platform, design tools and sub-contract design and higher labor and associated costs from increased average headcount. The average number of research and development personnel in 2006 was 140 compared to 169 in 2005 and 163 in 2004. The number of research and development personnel was 136 at December 31, 2006, compared with 158 at year-end 2005 and 170 at year-end 2004.

Research and development expenses, net of related government grants, were 57.7% of total revenues in 2006, compared with 56.6% in 2005 and 45.9% in 2004. We recorded net research grants under funding programs of the Chief Scientist of Israel and under funding programs of Enterprise Ireland and Invest Northern Ireland of $276,000 in 2006 compared with $574,000 in 2005 and $346,000 in 2004. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under these programs and grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs connected with the development of our intellectual property and are expensed as incurred. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2004	2005	2006

Sales and marketing expenses (in millions)	$6.9	$6.6	$6.2
Change year-on-year	—	(5.6)%	(4.7)%

The decrease in sales and marketing expenses in 2006 compared to 2005 principally reflects lower labor cost due to a change in headcount mix and lower sales commission due to lower revenues in 2006 offsets by non-cash stock compensation expense of $0.4 million. The decrease in sales and marketing expenses in 2005 compared to 2004 principally reflects lower consultancy and promotional costs.

Sales and marketing expenses as a percentage of total revenues were 19.3% in 2006 compared with 18.5% in 2005 and 2004. The total number of sales and marketing personnel was 20 at year-end 2006 and year-end 2005 and 21 at year-end 2004. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activity, as well as advertising, trade show participation, public relations and other marketing costs.

General and Administrative Expenses

	2004	2005	2006

General and administrative expenses (in millions)	$5.9	$5.7	$5.9
Change year-on-year	—	(2.1)%	2.4%

The increase in general and administrative expenses in 2006 compared with 2005 primarily reflects non-cash stock compensation expense of $1.0 million offset by a combination of lower corporate management, overhead, professional services costs and facility costs. The decrease in general and administrative expenses in 2005 compared with 2004 primarily reflects lower corporate management and overhead charges following the reorganization in the second quarter of 2005. The total number of general and administrative personnel was 27 at December 31, 2006, compared with 31 at year-end 2005 and 36 at year-end 2004. General and administrative expenses consist primarily of salaries for directors, management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities.

Amortization of Other Intangible Assets

	2004	2005	2006

Amortization of other intangible assets (in millions)	$0.9	$0.8	$0.4
Change year-on-year	—	(7.7)%	(49.7)%

The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus. The decrease in amortization of other intangible assets in 2006 compared with 2005 was mainly due to a decrease in the amount of other intangible assets, net of $0.85 million as a result of the divestment of our GPS technology and associated business to GloNav. The decrease in the 2005 charges reflects lower amortization as a result of separate impairment charges incurred relating to certain technology acquired in the combination with Parthus. The impairment charges incurred reduced the carrying value of the intangible assets and subsequently led to a lower amortization charge going forward. As of December 31, 2006, 2005 and 2004, the net amount of other intangible assets was $0.2 million, $1.5 million and $2.6 million, respectively. We anticipate ongoing expense in connection with the amortization of remaining intangibles of approximately $41,000 per quarter.

Reorganization, Restructuring and Severance Charge

	2004	2005	2006

Reorganization, restructuring and severance charge (in millions)	$—	$3.2	$—

The implementation of reorganization and restructuring plans in 2005 resulted in a total charge of $3.2 million. The charge arose in connection with the decision to restructure our corporate management, reduce overhead and consolidate its activities. The charges included severance charges and employee-related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

We were required to make and are required to review certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Our management takes into account current market conditions, and our ability to either exit the lease property or sub-let the property, as well as exit scenario, in determining the estimates and assumptions used. We expect to revise our assumptions quarterly, as appropriate in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates.

Throughout 2006, our management continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. Our management updated our provision in respect of this property to reflect an exit strategy. At December 31, 2006, exit negotiations had not been concluded. There was no additional charge to the income statement of operation during 2006. If we are successful in surrendering the long term lease in respect of the above property, we would expect an associated cash outflow of approximately $3.3 million associated with restructuring charges. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

Impairment of Assets

	2004	2005	2006

Impairment of assets (in millions)	$—	$0.5	$—

We recorded an impairment charge of $0.4 million in the second quarter of 2005 in respect of certain technology acquired in the combination with Parthus as we decided to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded an impairment charge of $0.1 million in the same period relating to non-performing assets following the implementation of our reorganization plan.

Financial Income, net and Other Income

	2004	2005	2006

Financial income, net (in millions)	$0.80	$1.82	$2.62
of which:
Interest income and gains from marketable securities (in millions)	$0.76	$1.71	$2.77
Foreign exchange gain (loss) (in millions)	$0.04	$0.11	$(0.15)
Other income
Gain on realization of investment (in millions)	$—	$1.51	$0.06

Financial income, net and other income, consists of interest earned on investments, gains from marketable securities, foreign exchange movements and gain on realization of investment. The increase in interest and gains from marketable securities earned in 2006 from 2005 and in 2005 from 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this resulted in a foreign exchange loss of $0.15 million in 2006, and a gain of $0.11 and $0.04 million in 2005 and 2004, respectively.

We recorded a gain of $0.06 and $1.51 million in the 2006 and 2005, respectively, from the realization of a minority investment in a private company acquired in the combination with Parthus. In December 2003, we had fully written down the carrying value of the investment having assessed the carrying value of the investment taking into consideration the potential discounted projected future cash flows, the valuation derived from the then proposed private placement, the liquidity of the investment and the general market conditions in which this private company operated at that time.

Provision for Income Taxes

In 2006, we recorded a tax income of $88,000 mainly due to the release of a certain tax provision as a result of a re-calculation of the provision for income taxes based on approvals received during the year from a certain tax authority in a foreign jurisdiction, offset by tax expenses on income earned domestically and in certain foreign jurisdictions. We had no provision for income taxes in 2005 primarily due to losses incurred domestically and in certain foreign jurisdictions. The provision for income taxes in 2004 reflects income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

The Irish operating subsidiary currently qualifies for a 10 percent tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. Certain expenditure in connection with the investment plans is allowable as a tax deduction over a three year period which has resulted in higher deferred tax asset in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had approximately $38.0 million in cash and cash equivalents and $26.2 million in deposits and marketable securities, totaling $64.2 million compared to $61.6 million at December 31, 2005. During 2006, we invested $30.9 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 25 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $25.8 million. During 2005, we invested $45.6 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 20 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $58.2 million. These instruments are classified as marketable securities and the purchases and sales are considered part of operating cash flow. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.

Net cash used in operating activities in 2006 was $3.4 million, compared with $12.7 million of net cash provided by operating activities in 2005 and $29.8 million of net cash used in operating activities in 2004. Included in the operating cash inflow in 2006 was a net investment of $5.1 million in marketable securities. Excluding this item, net cash provided by operations during 2006 was $1.7 million. Included in the operating cash inflow in 2005 was a net disposal of $12.6 million in marketable securities and $2.9 million outflow in connection with restructuring and reorganization costs. Excluding these items, net cash provided by operations during 2005 was $3.0 million. Included in the operating cash outflow in 2004 was a net investment of $30.7 million in marketable securities and $1.9 million outflow in connection with restructuring and reorganization costs. Excluding these items, net cash provided by operations during 2004 was $2.8 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Throughout 2006, we continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. If we are successful in surrendering our long term lease relating to the under-utilized premises in Ireland, we would expect an associated cash outflow of approximately $3.6 million in 2007. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Net cash provided by investing activities in 2006 was $3.9 million. Included in the investment cash inflow in 2006 was a net disposal of $5.2 million in short term bank deposit. Included in the investment cash outflow in 2005 was an investment of $8.2 million in short term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.4 million in 2006, $0.9 million in 2005, and $3.1 million in 2004. The high level of capital expenditures in 2004 was principally due to investments in new design tools. Proceeds from the sale of property and equipment amounted to $0 in 2006 compared with $14,000 in 2005 and $54,000 in 2004. We had a cash outflow of $0.9 million in 2006 in respect of transaction and related costs of the divestment of our GPS technology and associated business. We had a cash outflow of $0, $153,000 and $115,000 for acquired technology in 2006, 2005 and 2004, respectively, and a cash inflow of $57,000 and $1.5 million from the disposal of a minority investment in a private company in 2006 and 2005, respectively.

Net cash provided by financing activities of $1.8 million in both 2006 and 2005 and $2.2 million in 2004 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Operating Lease Obligations — Leasehold properties	24,301	2,675	4,689	4,018	12,919
Operating Lease Obligations — Other	2,472	1,071	1,247	154	—
Purchase Obligations	579	579	—	—	—

Total	27,352	4,325	5,936	4,172	12,919

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. The most material of these obligations relates to the lease on our Harcourt Street offices in Dublin, which involves a total commitment of $17.5 million over the remaining 15 years of the lease. A portion of rental space is currently under-utilized as a result of the re-alignment of our business and related headcount reductions in 2003. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital commitments of $0.3 million and operating purchase order commitments of $0.3 million.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Israeli NIS. Increases in the volatility of the exchange rates of the euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange loss of $150,000 in 2006 and a foreign exchange gain of $109,000 and $37,000 in 2005 and 2004, respectively.

As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis; although the impact of currency fluctuations has not been material to date.

We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

Interest income and gains from marketable securities were $2.8 million in 2006, $1.7 million in 2005 and $759,000 in 2004. The increase in interest and gains from marketable securities earned in 2006 from 2005 and in 2005 from 2004 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may have in the future.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2006.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that, as of December 31, 2006, CEVA, Inc.’s internal control over financial reporting is effective.

CEVA, Inc.’s independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that CEVA, Inc. and its subsidiaries maintained effective internal control over annual financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CEVA, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CEVA, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of CEVA, Inc. and its subsidiaries and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  Kost Forer Gabbay & Kasierer
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
March 16, 2007

ITEM 9B.	OTHER INFORMATION

We are holding the 2007 Annual Meeting of Stockholders on May 15, 2007 (the “2007 Annual Meeting”). In 2006, the annual meeting of stockholders was held on July 18, 2006. As the date of the 2007 Annual Meeting is advanced by more than 30 days from the date of our previous annual meeting, in accordance with the applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders of the new meeting date for the 2007 Annual Meeting. We will be mailing the proxy statement and related materials in connection with the 2007 Annual Meeting on or about March 30, 2007. In light of this accelerated mailing schedule, we are hereby notifying our stockholders that March 21, 2007, is the latest date for submitting stockholder proposals for inclusion in our proxy statement for the 2007 Annual Meeting. Stockholder proposals received by us after March 21, 2007 will be considered untimely and will not be included in our proxy statement for the 2007 Annual Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is incorporated herein by reference to the 2007 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2007 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2006 and 2005.

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts

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

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(s) to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company and its subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  Kost Forer Gabbay & Kasierer
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CEVA, INC.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flow of CEVA, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CEVA, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young llp

Dublin, Ireland
March 29, 2005

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(U.S. dollars in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,111	$37,968
Short term bank deposits	8,335	3,029
Marketable securities (Note 2)	18,174	23,237
Trade receivables (net of allowance for doubtful accounts of $667 in 2005 and $682 in 2006)	6,159	8,421
Deferred tax assets (Note 11)	600	613
Prepaid expenses (Note 6)	1,040	564
Other accounts receivable (Note 6)	1,042	1,890

Total current assets	70,461	75,722

Long-term assets:
Severance pay fund	1,912	2,338
Deferred tax assets (Note 11)	292	382
Property and equipment, net (Note 3)	3,226	1,706
Investment in other company, net (Note 4)	—	4,233
Goodwill (Note 5)	38,398	36,498
Other intangible assets, net (Note 5)	1,460	201

	45,288	45,358

Total assets	$115,749	$121,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$548	$718
Accrued expenses and other payables (Note 7)	7,778	9,462
Taxes payable	442	135
Deferred revenues	453	406

Total current liabilities	9,221	10,721

Long term liabilities:
Accrued severance pay	2,100	2,519
Accrued expenses (Note 12)	2,195	1,697

Total long term liabilities	4,295	4,216

Commitments and Contingent (Note 14)
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2005 and 2006; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2005, and 2006; 18,923,071 and 19,330,144 shares issued and outstanding at December 31, 2005 and 2006, respectively	19	19
Additional paid in capital	138,818	142,826
Accumulated deficit	(36,604)	(36,702)

Total stockholders’ equity	102,233	106,143

Total liabilities and stockholders’ equity	$115,749	$121,080

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(U.S. dollars in thousands, except share and per share data)

Revenues:
Licensing and royalties	$32,271	$30,755	$28,484
Other revenue	5,402	4,881	4,021

Total revenues	37,673	35,636	32,505

Cost of revenues	5,178	4,217	4,035

Gross profit	32,495	31,419	28,470

Operating expenses:
Research and development, net	17,276	20,153	18,769
Sales and marketing	6,965	6,577	6,268
General and administrative	5,863	5,742	5,882
Amortization of intangible assets	892	823	414
Reorganization, restructuring and severance charge (Note 12)	—	3,207	—
Impairment of assets	—	510	—

Total operating expenses	30,996	37,012	31,333

Operating income (loss)	1,499	(5,593)	(2,863)
Financial income, net	796	1,820	2,620
Other income	—	1,507	57

Income (loss) before taxes on income	2,295	(2,266)	(186)
Income Taxes expense (income) (Note 11)	645	—	(88)

Net income (loss)	$1,650	$(2,266)	$(98)

Basic net income (loss) per share	$0.09	$(0.12)	$(0.01)

Diluted net income (loss) per share	$0.09	$(0.12)	$(0.01)

Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands)
Basic	18,421	18,807	19,191

Diluted	19,016	18,807	19,191

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Common Stock				Paid-In	Accumulated	Stockholders’
	Shares	Amount			capital	Deficit	Equity
	(U.S. dollars in thousands, except share data)

Balance as of January 1, 2004	18,167,332	$18			$134,449	$(35,988)	$98,479
Issuance of Common Stock upon exercise of employee stock options(a)	193,886	—	(	*)	1,417	—	1,417
Issuance of Common Stock under employee stock purchase plan(a)	196,600	1	(	*)	773	—	774
Stock-based compensation	—	—			229	—	229
Net income	—	—			—	1,650	1,650

Balance as of December 31, 2004	18,557,818	$19			$136,868	$(34,338)	$102,549

Issuance of Common Stock upon exercise of employee stock options(a)	72,820	—	(	*)	369	—	369
Issuance of Common Stock under employee stock purchase plan(a)	292,433	—	(	*)	1,386	—	1,386
Stock-based compensation	—	—			195	—	195
Net loss	—	—			—	(2,266)	(2,266)

Balance as of December 31, 2005	18,923,071	$19			$138,818	$(36,604)	$102,233

Issuance of Common Stock upon exercise of employee stock options(a)	86,536	—	(	*)	430	—	430
Issuance of Common Stock under employee stock purchase plan(a)	320,537	—	(	*)	1,374	—	1,374
Stock-based compensation	—	—			2,204	—	2,204
Net loss	—	—			—	(98)	(98)

Balance as of December 31, 2006	19,330,144	$19			$142,826	$(36,702)	$106,143

(*)	Represent an amount lower than $1.

(a)	See Note 8 to these consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(U.S. dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$1,650	$(2,266)	$(98)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,523	2,016	1,422
Impairment of tangible assets	—	110	—
Amortization of intangible assets	892	823	414
Impairment of intangible assets	—	400	—
Stock-based compensation	229	195	2,204
Gain from sale of property and equipment	(9)	(14)	—
Loss (gain) on marketable securities	(50)	16	52
Unrealized foreign exchange loss (gain)	(72)	(109)	48
Accrued interest on short term bank deposits	—	(131)	102
Gain on realization of investment	—	(1,507)	(57)
Marketable securities	(30,744)	12,604	(5,115)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(569)	4,526	(2,262)
Decrease (increase) in other accounts receivable and prepaid expenses	612	(806)	(332)
Increase in deferred income taxes	(195)	(697)	(103)
Increase (decrease) in trade payables	(404)	(1,052)	145
Increase (decrease) in deferred revenues	687	(1,298)	(47)
Increase (decrease) in accrued expenses and other payables	(4,233)	142	582
Decrease in taxes payable	(184)	(265)	(307)
Increase (decrease) in accrued severance pay, net	108	57	(19)

Net cash provided by (used in) operating activities	(29,759)	12,744	(3,371)

Cash flows from investing activities:
Purchase of property and equipment	(3,125)	(908)	(424)
Proceeds from sale of property and equipment	54	14	—
Investment in short term bank deposits	—	(8,204)	(3,930)
Proceeds from short term bank deposits	—	—	9,134
Transaction cost related to the GPS divestment	—	—	(927)
Proceeds from realization of investment	—	1,507	57
Purchase of technology	(115)	(153)	—

Net cash provided by (used in) investing activities	(3,186)	(7,744)	3,910

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee options	1,417	369	430
Proceeds from issuance of Common Stock under employee stock purchase plan	774	1,386	1,374

Net cash provided by financing activities	2,191	1,755	1,804

Effect of exchange rate movements on cash	468	(488)	514
Increase (decrease) in cash and cash equivalents	(30,286)	6,267	2,857
Cash and cash equivalents at the beginning of the year	59,130	28,844	35,111

Cash and cash equivalents at the end of the year	$28,844	$35,111	$37,968

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net	$842	$1,383	$652

Non-cash transactions (see Note 4):
Goodwill	—	—	(1,900)
Intangible asset	—	—	(845)
Net working capital	—	—	(522)
Transaction cost related to the GPS divestment	—	—	(39)
Deferred gain related to GPS divestment transaction	—	—	(1,751)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

NOTE 1:	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

CEVA, Inc. (“CEVA” or the “Company”) was incorporated in Delaware on November 22, 1999. The Company was formed through the combination of Parthus Technologies plc (“Parthus”) and the digital signal processor (DSP) cores licensing business and operations of DSP Group, Inc. (“DSPG”) in November 2002. The Company had no business or operations prior to the combination.

CEVA license a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including multimedia, audio, Voice-over-IP (Internet Protocol), Bluetooth, and Serial ATA (SATA).

CEVA license its’ technology as Intellectual Property (IP) to leading electronics companies, which in turn manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to systems companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g. cellular baseband, multimedia solutions and Bluetooth), portable multimedia (e.g. portable video players and portable audio players), home entertainment (e.g. DVD), storage markets (e.g. hard disk drives) and communications markets (e.g. high-speed serial storage and Voice-over-IP solutions).

a.  Basis of presentation

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

c.  Financial statements in U.S. dollars:

A majority of the revenue of the Company and its subsidiaries is generated in U.S. dollars (“dollars”). In addition, a portion of the Company and its subsidiaries’ costs are incurred in dollars. The Company’s management has determined that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries principally operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, which is included in “Financial income (expense).” The Company recorded a foreign exchange loss of $150 in 2006 and foreign exchange gain of $109 and $37 in 2005 and 2004, respectively. The foreign exchange losses arose principally on euro and NIS liabilities as a result of the appreciation of the Euro and the NIS against the dollar. The Company reviews its monthly expected non U.S. denominated expenditure and looks to hold equivalent non-dollar cash balances to mitigate currency fluctuations and this has resulted in a lower exchange impact in the said years.

d.  Principles of consolidation:

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.  Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.

f.  Short term bank deposits:

Short-term bank deposits are with maturities of more than three months from deposit day but less than one year. The deposits are in dollars and are presented at their cost, including accrued interest. The deposits bear interest at an average rate of 4.42% annually during 2006.

g.  Marketable securities:

Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. The Company’s account for investments in debt and equity securities in accordance with Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are stated at market value, and by policy, the Company invests in high grade marketable securities. All marketable securities are defined as trading securities under the provisions of SFAS 115, and realized and unrealized holding gains and losses are reflected in the consolidated statements of operations.

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
(the shorter of the lease term or useful economic life)

The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company recorded impairment charges of $110 during 2005.

i.  Investment in other company, net:

Investments in privately held companies in which the Company does not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value.

On June 23, 2006, the Company divested its GPS technology and associated business to a new U.S.-based company, GloNav Inc. (“GloNav”) (for more details see Note 4). The investment in GloNav is stated at cost, since

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company does not have the ability to exercise significant influence over operating and financial policies of GloNav. The Company records the investment on its Consolidated Balance Sheets as investment in other company, net. This investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”) and Financial Statement Position FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

As part of the combination with Parthus, CEVA acquired a minority investment in a private company (the “Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. As a result, the Company recognized impairment and the investment was presented on $0. The Company recorded a gain of $57 and $1,507 in 2006 and 2005, respectively, from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount.

j.  Goodwill:

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination on or after July 1, 2001, is not amortized. As a result of the combination in November 2002, the Company recorded goodwill in the amount of $38,398. In the second quarter of 2006, there was a decrease in the amount of goodwill of $1,900 as a result of the divestment of the Company’s GPS technology and associated business to GloNav (See note 4).

SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired.

The Company conducts its annual test of impairment for goodwill in October of each year. In addition the Company tests if impairment exists periodically whenever events or circumstances occur subsequent to its annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Important indicators which the Company considers in determining whether an impairment is triggered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and the Company’s market capitalization relative to net book value.

The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined by SFAS No. 142, as an operating segment or one level below an operating segment. The Company markets its products and services in one segment and thus allocates goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using the Company’s market capitalization as fair value. Accordingly, in conducting the first step of this impairment test, the Company compares the carrying value of its assets and liabilities, including goodwill, to its market capitalization. If the carrying value exceeds the fair value, the goodwill is potentially impaired and the Company then completes the second step in order to measure the impairment loss. If the fair value exceeds the carrying value, the second step in order to measure the impairment loss is not required.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. To estimate the implied fair value of the goodwill, the Company allocates the fair value of the reporting unit among the assets and liabilities of the reporting unit, including any unrecognized, intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company estimates the future cash flows to determine the fair value of these assets and liabilities. These cash flows are then discounted at rates reflecting the respective

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific industry’s cost of capital. If, upon review, the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount equal to that excess.

Should the Company’s market capitalization decline, in assessing the recoverability of goodwill, the Company may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If the Company’s estimates or their related assumptions change in subsequent periods or actual cash flows are below their estimates, an impairment loss may be required for these assets not previously recorded.

In October 2006 and 2005, the Company conducted its annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the Company with the carrying amount, including goodwill, on that date. Because the market capitalization exceeded the carrying value, goodwill is considered not impaired.

k.  Other intangible assets:

Intangible assets acquired in a business combination should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (“SFAS No. 144”). The costs of technology have been capitalized and are amortized to the Consolidated Statements of Operations over the period during which benefits are expected to accrue, currently estimated at five years.

The Company is required to test their other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired in accordance with SFAS No. 144. Factors that the Company considers to be important, which could trigger impairment include:

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

Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the assets with their carrying value. The determination of the value of such intangible assets requires the Company to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. The Company incurred an impairment charge of $400 in the second quarter of 2005 in respect of certain technology acquired in the combination with Parthus as the Company decided to cease the development of this product line due to the minimal differentiation between competing solutions. In the second quarter of 2006, there was a decrease in the amount of other intangible assets, net of $845, as a result of the divestment of the Company’s GPS technology and associated business to GloNav (see Note 4). The Company assessed the carrying value of the remaining intangible assets based on the future expected cash flow from these assets and determined there was no impairment at year end.

l.  Revenue recognition:

The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and sale of development boards. The Company licenses its IP to semiconductor companies

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. The Company also licenses its technology directly to OEMs, which are considered end users.

The Company accounts for its IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly, technical support and training) is determined based on the substantive renewal rate as stated in the agreement.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable, then revenue is recognized as payments are collected from the customer, provided all other revenue recognition criteria have been met. The Company’s “revenue recognition policy” characterizes all arrangements that become due after 12 months as “extended payment” and revenue is recognized as each payment becomes due, provided all other revenue recognition criteria have been met. SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in licensing arrangements and has a history of successfully collecting the license fees under the original terms of the licensing arrangement without making concessions, the company should recognize the license fees when all other SOP 97-2 revenue recognition criteria are met.

Revenues from license fees that involve customization of the Company’s IP to customer specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2006, no such estimated losses were identified. The amount of revenue recognized under SOP 81-1 that was unbilled was $1,271 at December 31, 2006 and $1,025 at December 31, 2005.

Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

The Company believes that the use of the percentage of completion method is appropriate as the Company has a prior experience and the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its licensees are expected to satisfy their obligations under the contract.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.

Revenues from licensing sales are composed as follows:

	Year Ended December 31,
	2004	2005	2006

Licensing and royalties revenues:
Licensing	$26,240	$23,935	$22,160
Royalties	6,031	6,820	6,324

	$32,271	$30,755	$28,484

In addition to license fees, contracts with customers generally contain an agreement to provide support and training, which consists of an identified customer contact at the Company and telephone or e-mail support. Fees for post contract support, which take place after the delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support are contractually agreed with the licensee.

Revenue from sale of development boards is recognized when title to the product passes to the customer.

The Company usually does not provide rights of return. When rights of return are included in the license agreements, revenue is deferred until rights of return expire.

When a sale of the Company’s IP is made to a third party who also supplies the Company with goods or services under separate agreements, the Company evaluates each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sales or purchase element in order to determine the appropriate revenue recognition.

Deferred revenues include unearned amounts received under license agreements, unearned technical support, training and amounts paid by customers not yet recognized as revenues.

m.  Cost of revenue:

Cost of revenue includes the costs of products and services. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes the salary costs for personnel engaged in training and customer support, and telephone and other support costs.

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

Deferred tax assets and liabilities are determined using enacted statutory tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Accounting for deferred taxes under SFAS No. 109, involves the evaluation of a number of factors concerning the realizability of

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s deferred tax assets. In concluding that a valuation allowance was required, the Company primarily considered such factors as their history of operating losses and expected future losses in certain jurisdictions and the nature of their deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which it makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, the Company would reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The Company does not provide for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will not be distributed to CEVA, Inc., the parent company, and will continue to be re-invested indefinitely. In addition, the Company operates within multiple taxing jurisdictions involving complex issues, and it provides for tax liabilities on investment activity as appropriate.

o.  Research and development:

Research and development costs are charged to the consolidated statement of operations as incurred.

p.  Government grants:

Government Grants received by the Company relating to categories of operating expenditures are credited to the consolidated statement of operations in the period in which the expenditure to which they relate is charged. Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.

The Company and its subsidiaries recorded grants in the amounts of $346, $574 and $276 for the years ended December 31, 2004, 2005 and 2006, respectively. The Israeli subsidiary is obligated to pay royalties amounting to 3% of the sales of certain products which received grants from the Chief Scientist of Israel in previous years. The obligation to pay these royalties is continued on actual sales of the products. Grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

q.  Employee benefit plan:

Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “plan”). Participants in the plan may elect to defer a portion of their pre-tax earnings into the plan, which is run by an independent party. The Company makes pension contributions at rates varying up to 10% of the participant’s pensionable salary. Contributions to the plan are recorded as an expense in the consolidated statement of operations.

The Company’s U.S. operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of the participant’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to this plan are recorded in the year contributed as an expense in the consolidated statement of operations.

Total contributions for the years ended December 31, 2004, 2005 and 2006 were $850, $707 and $520, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of these policies is recorded as an asset on the Company’s balance sheet.

Severance pay expenses, net of related income for the years ended December 31, 2004, 2005 and 2006, were approximately $488, $550 and $740, respectively.

s.  Accounting for stock-based compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 upon its adoption of SFAS 123(R).

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25 and related interpretation, as permitted under SFAS 123(R), whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

The Company adopted the fair value recognition provision of SFAS 123(R)using the modified prospective transition method, effective January 1, 2006. Under that transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on the Company’s consolidated income statement. The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, is $2,204 higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006, are $0.11 higher than if the Company had continued to account for share-based compensation under APB 25.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company’s stock options are expected to be outstanding and was

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

The fair value for the Company’s stock options granted to employees and directors was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2004	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	58%	35%	40%
Risk-free interest rate	2%	3%	5%
Expected term	4 years	4 years	4 years
Forfeiture rate			10%

Weighted average fair value of the options granted to the employees of the Company whose exercise price is equal to the market price of the shares of the Company on the date of grant are as follows:

	Weighted Average Fair Value
	of Option Grants at an
	Exercise Price
	2004	2005

Equal to fair value at dates of grant	$8.10	$5.79

The pro-forma table below reflects the Company’s stock based compensation expense, net income (loss) and basic and diluted income (loss) per share, had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”):

	Year Ended December 31,
	2004	2005

Net income (loss) as reported	$1,650	$(2,266)
Add: Total stock based employee compensation expense determined under the fair value based method of SFAS 123 for all awards, net of related tax effects	(10,462)	(2,892)

Pro forma net loss:	$(8,812)	$(5,158)

Net income (loss) per share:
Basic and diluted — as reported	$0.09	$(0.12)

Basic and diluted — pro-forma	$(0.48)	$(0.27)

For purpose of pro-forma disclosures stock based compensation is estimated using a Black-Scholes-Merton option pricing model and amortized over the vesting period using the accelerated attribution method. Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock based compensation expense presented above for the prior years ended December 31, 2004 and 2005 under SFAS 123 and the stock based compensation expense recognized during the year ended December 31, 2006 under SFAS 123(R) are not directly comparable.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company recognized stock-bases compensation expense related to employee stock options in the amount of $2,204, as follows:

Year Ended
December 31,
2006

Cost of revenue	$53
Research and development, net	656
Sales and marketing	449
General and administrative	1,046

Total stock-based compensation expense	$2,204

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

u.  Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade receivables. The Company invests its surplus cash in cash deposits and marketable securities in financial institutions with strong credit ratings and has established guidelines relating to the diversification and maturities that maintain safety and liquidity. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends.

The Company invests cash in high grade certificates of deposits, corporate bonds and securities and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in dollars.

Net interest income was $2,771 in 2006, $1,711 in 2005 and $759 in 2004. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

The Company is exposed to financial market risks, including changes in interest rates. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term. The Company does not have any derivative instruments.

The Company’s trade receivables are geographically diversified and derived from sales to OEMs mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its clients and establishes an allowance for doubtful accounts for specific debts that are doubtful of collection.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

v.  Advertising expenses:

Advertising expenses are charged to statements of operations as incurred. Advertising expenses for the years ended December 31, 2004, 2005 and 2006 were $52, $179 and $218, respectively.

w.  Net income (loss) per share of common stock:

Basic net income (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted-average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with SFAS No. 128, “Earnings Per Share.”

	Year Ended December 31,
	2004	2005	2006
	(In thousands except per share data)

Numerator:
Numerator for basic and diluted net income (loss) per share	$1,650	$(2,266)	$(98)
Denominator:
Denominator for basic net income (loss) per share	18,421	18,807	19,191
Effect of employee stock options	595	—	—

Denominator for diluted net income (loss) per share	19,016	18,807	19,191

Basic net income (loss) per share	$0.09	$(0.12)	$(0.01)

Diluted net income (loss) per share	$0.09	$(0.12)	$(0.01)

Recently issued accounting standards:

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), an Interpretation of FASB Statement No. 109 (“FASB 109”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company estimates that the adoption of FIN 48 will not have any significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management believes this Standard will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, although earlier

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

NOTE 2:	MARKETABLE SECURITIES

Marketable securities consist of corporate bonds and securities and U.S. government and agency securities. Marketable securities are stated at market value, and by policy, CEVA invests in high grade marketable securities to reduce risk of loss. All marketable securities are defined as trading securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and holding gains and losses are reflected in the consolidated statements of operations.

	As at December 31, 2005			As at December 31, 2006
	Cost	Gain (loss)	Market Value	Cost	Gain (loss)	Market Value

Corporate bonds and securities	8,284	(11)	8,273	15,382	(112)	15,270
U.S. government and agency securities	9,906	(5)	9,901	7,923	44	7,967

	$18,190	$(16)	$18,174	$23,305	$(68)	$23,237

NOTE 3:	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	Year Ended December 31,
	2005	2006

Cost:
Computers, software and equipment	$11,452	$10,424
Office furniture and equipment	986	957
Leasehold improvements	1,044	1,056

	13,482	12,437
Less — Accumulated depreciation	(10,256)	(10,731)

Depreciated cost	$3,226	$1,706

Depreciation expenses were $2,523, $2,016 and $1,422 for the years ended December 31, 2004, 2005 and 2006, respectively.

In the second quarter of 2006, there was a decrease in the amount of property and equipment, net of $522, as a result of the divestment of the Company’s GPS technology and associated business to GloNav (for more details see Note 4). In the second quarter of 2005, the Company recorded an impairment charge of $110 relating to non-performing assets following the implementation of its reorganization plan.

NOTE 4:	INVESTMENT IN OTHER COMPANY, NET

On June 23, 2006, the Company divested its GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock (the “Series A-1”) and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock (the “Series A-2”). The Series A-1 and Series A-2 are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20,000, CEVA also will receive additional shares of Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$20,000. Although CEVA has transferred the GPS customer contracts and GPS intellectual property to GloNav, CEVA will continue to share with GloNav certain revenues relating to the GPS assets. CEVA’s valuation of its equity investment in GloNav is $5,984 based on the value of the assets and cash contributed to GloNav and the investment was recorded as an investment in other company, net on the consolidated balance sheets and stated at cost. Since GloNav is a highly leveraged entity, and according to its forecast an additional funding will be required, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 has been deferred and presented in the balance sheet as a deduction from “investment in other company.” The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751 is set forth below:

Equity investment in GloNav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Transaction cost related to the GPS divestment	(966)

Deferred gain related to transaction with GloNav	$1,751

Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

GloNav also has licensed the CEVA-TeakLite DSP core for the development of its GPS chipsets and will pay royalties to CEVA based on its future GPS chip sales.

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

		Year Ended				Year Ended
		December 31, 2005				December 31, 2006
		Accumulated				Accumulated
	Gross	Impairment			Gross	Impairment
	Carrying	Loss/Asset	Accumulated		Carrying	Loss/Asset	Accumulated
	Amount	write down	Amortization	Net	Amount	write down	Amortization	Net

Goodwill	$38,398	$—	$—	$38,398	$38,398	$1,900	$—	$36,498

Other intangible assets — amortizable
Parthus name	610	478	132	—	610	478	132	—
Patent portfolio	2,247	—	1,420	827	2,247	640	1,607	—
Current technology and customer backlog	2,824	1,059	1,349	416	2,824	1,264	1,493	67
Purchased technology	347	—	130	217	347	—	213	134

Total identifiable intangible assets	$6,028	$1,537	$3,031	$1,460	$6,028	$2,382	$3,445	$201

Intangible assets primarily represent the acquisition of certain intellectual property together with the value of patents acquired in the combination with Parthus.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated annual amortization charges are as follows for the years ended:

December 31,

2007	$148
2008	53

$201

In the second quarter of 2006, there was a decrease in the amount of goodwill and other intangible assets, net of $1,900 and $845, respectively, as a result of the divestment of the Company’s GPS technology and associated business to GloNav (for more details see Note 4).

The Company recorded an impairment charge of $400 in the second quarter of 2005 in respect of certain technology acquired in the combination with Parthus as the Company decided to cease the development of this product line due to the minimal differentiation between competing solutions.

Amortization expenses were $892, $823 and $414 for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE 6:	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

PREPAID EXPENSES

	Year Ended December 31,
	2005	2006

Prepaid leased design tools	$500	$219
Prepaid directors and officers insurance	183	103
Prepaid car leases	182	116
Other prepaid expenses	175	126

	$1,040	$564

OTHER ACCOUNTS RECEIVABLE

	Year Ended December 31,
	2005	2006

Indirect taxes	$562	$880
Rental deposits	119	119
Interest receivable	220	642
Other accounts receivable	141	249

	$1,042	$1,890

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	ACCRUED EXPENSES AND OTHER PAYABLES

	Year Ended December 31,
	2005	2006

Accrued compensation and benefits	$3,841	$4,237
Restructuring accruals (see Note 12)	1,019	1,609
Engineering accruals	539	606
Professional fees	945	1,137
Other accruals	1,434	1,873

	$7,778	$9,462

NOTE 8:	STOCKHOLDERS’ EQUITY

a.  Common stock:

At the annual meeting of stockholders held on July 19, 2005, the stockholders voted to amend the Company’s Amended and Restated Certificate of Incorporation to reduce the number of shares of common stock authorized for issuance from 100,000,000 shares to 60,000,000 shares.

Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all of the Company’s assets. The Board of Directors may declare a dividend out of funds legally available therefore and the holders of common stock are entitled to receive ratably any such dividends. Holders of common stock have no preemptive rights or other subscription rights to convert their shares into any other securities.

During 2004, 2005 and 2006, the Company issued 390,486, 365,253 and 407,073 shares of common stock under its stock option and purchase programs for a consideration of $2,191, $1,755 and $1,804, respectively.

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

c.  Employee and non-employee stock plans:

The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. The Company has elected to follow SFAS 123(R), and related interpretations in accounting for its stock option plans. SFAS 123(R) supersedes APB 25, for periods beginning in fiscal 2006. Most of the options granted under these plans have been granted at fair market value. A stock compensation charge of $2,204 in respect of options granted to employees and directors is reflected in the statement of operations for the year ended December 31, 2006 as required under SFAS 123(R). A stock compensation charge of $229 and $195 in respect of options granted to non-employee consultants is reflected in the statement of operations for the years ended December 31, 2004 and 2005, respectively, as required under SFAS 123.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company granted options to purchase 335,000 shares of common stock, at exercise prices ranging from $5.50 to $7.59 per share, and the Company issued 407,073 shares of common stock under its stock option and purchase programs for consideration of $1,804. Options totaling 1,017,937 with a weighted average exercise price of $9.59 were forfeited in 2006 primarily reflecting departures of employees and expiration of options which were granted in 1999. Options to purchase 4,250,910 shares were outstanding at December 31, 2006. During 2005, the Company granted options to purchase 1,099,700 shares of common stock, at exercise prices ranging from $5.14 to $8.51 per share, and the Company issued 365,253 shares of common stock under its stock option and purchase programs for consideration of $1,755. Options totaling 1,904,131 with a weighted average exercise price of $8.02 were forfeited in 2005 primarily reflecting a change in the Company’s corporate management during 2005. Options to purchase 5,020,383 shares were outstanding at December 31, 2005.

A summary of activity of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Year Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	5,010,707	$9.66	5,897,634	$8.84	5,020,383	$8.54
Granted	1,851,055	8.10	1,099,700	5.79	335,000	5.93
Exercised	(193,886)	7.31	(72,820)	5.07	(86,536)	4.97
Forfeited or expired	(770,242)	11.01	(1,904,131)	8.02	(1,017,937)	9.59

Outstanding at the end of the year	5,897,634	$8.84	5,020,383	$8.54	4,250,910	$8.15

Number of options exercisable as of December 31,	2,788,677	$10.06	2,990,138	$9.79	2,941,188	$8.93

	Year Ended December 31, 2006
		Weighted
		Average
		Remaining	Aggregate
	Number	Contractual	Intrinsic
	of Options	Term	Value ($000)

Outstanding at beginning of year	5,020,383
Granted	335,000
Exercised	(86,536)
Forfeiture or expired	(1,017,937)
Outstanding as of December 31, 2006	4,250,910	4.4	$—

Exercisable, Vested or expected to vest as of December 31, 2006	2,941,188	3.4	$—

The weighted average remaining contractual life for the 2,941,188 exercisable options at December 31, 2006 is 3.4 years. The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, were 5,301,854, 5,436,523 and 4,717,761 for the years ended December 31, 2004, 2005 and 2006, respectvely.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted to employees and directors of the Company which were outstanding as of December 31, 2006 have been classified into a range of exercise prices as follows:

					Weighted
					Average
	Options	Weighted	Weighted	Options	Exercise
	Outstanding	Average	Average	Exercisable	Price of
	as of	Remaining	Exercise	as of	Options
	December 31,	Contractual	Price	December 31,	Exercisable
Exercise Price (Range) $	2006	Life (Years)		$2006	$

3.52-5.10	309,387	6.2	4.24	278,134	4.24
5.11-7.60	2,154,965	5.8	6.47	1,040,686	6.95
7.61-11.40	1,456,855	2.7	9.71	1,296,824	9.77
11.41-15.0	261,013	1.5	13.85	256,854	13.84
15.01-20.0	19,689	1.0	17.64	19,689	17.64
20.01-30.0	49,001	0.3	26.13	49,001	26.13

	4,250,910	4.4	8.15	2,941,188	8.93

2003 Director Stock Option Plan

The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the Director Plan, which became effective on June 18, 2003.

A summary of activity of options granted to purchase common stock under the Director Plan is as follows:

	Year Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	242,000	$7.45	423,000	$7.81	581,000	$7.30
Granted	181,000	8.29	158,000	5.95	132,000	5.76
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	(26,000)	6.88

Outstanding at the end of the year	423,000	$7.81	581,000	$7.30	687,000	$7.02

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

On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors for at least six months was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors for at least six (6) months was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six (6) months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director shall receive an option to purchase 13,000 shares of common stock for each committee on which he or she shall have served as chairperson for at least six months prior to such date. On May 9, 2005, the Company’s Board of Directors approved to grant to the Chairman of the Board an additional option to purchase 15,000 shares of common stock on an annual basis.

As a result, options to purchase 181,000, 158,000 and 132,000 shares of common stock were granted during 2004, 2005 and 2006, respectively.

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

As of December 31, 2006, 13,000 options are available for grant under the Director Plan.

2002 Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors and sole stockholder in July 2002. Up to 3,300,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan.

A summary of activity of options granted to purchase common stock under the 2002 Plan is as follows:

	Year Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	1,795,955	$6.64	2,767,866	$6.95	2,317,436	$6.30
Granted	1,298,055	7.48	941,700	5.76	203,000	6.04
Exercised	(77,344)	4.17	(21,428)	4.00	(64,377)	4.64
Forfeited or expired	(248,800)	8.16	(1,370,702)	7.30	(484,682)	7.05

Outstanding at the end of the year	2,767,866	$6.95	2,317,436	$6.30	1,971,377	$6.14

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

Optionees receive the right to purchase a specified number of shares of the common stock at a specified option price, subject to the terms and conditions of the option grant. The Company may grant options at an exercise price less than, equal to or greater than the fair market value of the common stock on the date of the grant. Under current law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of the common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted to optionees holding more than 10% of the voting power of the Company’s securities. The 2002 Plan permits the Board of Directors to determine how optionees may pay the exercise price of their options, including by cash, check or in connection with a “cashless exercise” through a broker, by surrender of shares of the common stock, or by any combination of the permitted forms of payment.

The Company’s Board of Directors and its compensation committee have authority to administer the 2002 Plan. The Company’s Board of Directors or its compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 Plan and to interpret its provisions.

As of December 31, 2006, 1,165,474 options are available for grant under the 2002 Plan.

2000 Stock Incentive Plan

In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”).

A summary of activity of options granted to purchase common stock under the 2000 Plan is as follows:

	Year Ended December 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	2,972,752	$11.66	2,706,768	$10.93	2,121,947	$11.33
Granted	372,000	10.17	—	—	—	—
Exercised	(116,542)	9.39	(51,392)	5.52	(22,159)	5.93
Forfeited or expired	(521,442)	12.37	(533,429)	9.87	(507,255)	12.16

Outstanding at the end of the year	2,706,768	$10.93	2,121,947	$11.33	1,592,533	$11.12

Generally, options granted under our stock incentive plans vest at rates of 25% to 50% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 4 to 12 quarters, such that all shares are vested after two to four years.

As of December 31, 2006, 1,127,294 options are available for grant under the 2000 Plan.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of the common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders voted to increase the number of shares of common stock from 1,000,000 to 1,500,000. Accordingly, an aggregate of 1,500,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) have been reserved for issuance and as of December 31, 2006, 592,252 shares are available for future issuance under the ESPP. In 2004, 2005 and 2006, the Company issued 196,600, 292,433 and 320,537 shares of common stock to employees under the ESPP for consideration of $774, $1,386 and $1,374, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is the lesser of:

•	85% of the fair market value of the common stock on the date of the grant of the option, which is the commencement of the offer period; or

•	85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period.

The participant’s purchase right is exercised in this manner on each exercise date arising in the offer period unless, on the first day of any purchase period, the fair market value of the common stock is lower than the fair market value of the common stock on the first day of the offer period. If so, the participant’s participation in the original offer period will be terminated, and the participant will automatically be enrolled in the new offer period effective the same date.

The ESPP is administered by the Board of Directors or a committee designated by the Company’s board, which will have the authority to terminate or amend the plan, subject to specified restrictions, and otherwise to administer and resolve all questions relating to the administration of the plan.

In accordance with SFAS 123(R), the ESPP is a compensatory plan and as such results in the recognition of compensation expense. For the year ended December 31, 2006, the Company recognized $332 of compensation expense in connection with the ESPP.

d.  Dividend policy:

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.  Summary information about geographic areas:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one reportable segment: the licensing of intellectual

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of operations within geographic areas:

	Year Ended December 31,
	2004	2005	2006

Revenues based on customer location:
United States	$11,104	$12,545	$11,657
Europe, Middle East and Africa	16,628	7,890	11,670
Asia Pacific(1)	9,941	15,201	9,178

	$37,673	$35,636	$32,505

	$5,498	$4,969	$3,070

(1)	Japan

	December 31,
	2004	2005	2006

Long-lived assets by geographic region:
United States	$41,169	$39,986	$41,012
Ireland	2,005	1,193	253
Israel	1,994	1,615	1,280
Other	264	290	93

	$45,432	$43,084	$42,638

b.  Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below;

	Year Ended December 31,
	2004	2005	2006

Customer A	—	10%	—
Customer B	12%	—	16%

The identity of the Company’s greater-than-10% customers varies from period-to-period, and the Company does not believe that it is materially dependent on any one specific customer or any specific small number of licensees.

c.  Information about Products and Services:

Sales of the Company’s Ceva-X family of products and services generated 21% of its revenues both for 2006 and 2005 and 18% for 2004. Sales of the Company’s Ceva-TeakLite family of products and services generated 41%, 16% and 30% of its revenues for 2006, 2005 and 2004, respectively. The Company expects these products will continue to generate a significant portion of its revenue for 2007. The remaining amount consists of other families of products and services that represented each less than 15% of total revenues.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10:	SELECTED STATMENTS OF OPERATIONS DATA

Financial income, net;

	Year Ended December 31,
	2004	2005	2006

Interest income and gains from marketable securities	$759	$1,711	$2,770
Foreign exchange gain (loss)	37	109	(150)

	$796	$1,820	$2,620

Other income;

	Year Ended December 31,
	2004	2005	2006

Gain on realization of investment	$—	$1,507	$57

See Note 1i.

NOTE 11:	TAXES ON INCOME

A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

Irish Subsidiary

The Irish operating subsidiary currently qualifies for a10% tax rate, which under current legislation will remain in force until December 31, 2010. Two other Irish subsidiaries qualify for an exemption from income tax as their revenue source is license fees from qualifying patents within the meaning of Section 234 of the Irish Taxes Consolidation Act 1997.

Israeli Subsidiary — Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Israeli Law”):

CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans under “Approved Enterprises” commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively. The second plan is tax exempt for four years from the first year it has taxable income and is entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six years. The other plans are tax exempt for two years from the first year they have taxable income and are entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years. The tax benefit under the first plan has expired.

Since CEVA’s Israeli subsidiary is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rates.

Under Israeli Law, CEVA’s Israeli subsidiary is entitled to claim accelerated rates of depreciation on its property and equipment that are included in the “Approved Enterprise” programs during the first five tax years from the beginning of such use.

The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the Israeli Law, regulations published thereunder and the criteria set forth in the specific certificate of approvals. In the event of the Company’s failure to comply with these conditions, the benefits may be canceled, the income generated from the “Approved Enterprise” programs could be subject to corporate tax in Israel at the standard corporate tax rate (31% for 2006) or the Company could be required to refund tax benefits already received plus a consumer price index linkage adjustment and interest.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2006, CEVA’s Israeli subsidiary met all the conditions required under the plans, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

The Company’s Board of Directors has determined that tax-exempt income earned by the Israeli subsidiary’s “Approved Enterprise” programs will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Israeli subsidiary’s “Approved Enterprise” programs as the undistributed tax exempt income is essentially permanent in duration.

In the event CEVA distribute a dividend out of the retained tax exempt profits, such profits will be subject to corporate tax in the year the dividend is distributed, in respect of the gross amount of the dividend distributed and at a rate that would have been applicable had the Company not elected the Alternative Route (10%-25%, depending on the level of foreign investment in the company). In addition, the dividend recipient is subject to tax at a reduced rate of 15% applicable to dividends from “Approved Enterprises,” if the dividend is distributed during the exemption period or within 12 years thereafter. This tax must be withheld by CEVA at the source. However, in the event that the Company qualifies as a Foreign Investors Company, there would be no such limitation.

Should CEVA’s Israeli subsidiary derive income from sources other than the “Approved Enterprise” programs during the period of benefits, such income will be taxable at the regular corporate tax rate in Israel. Israeli companies are subject to income tax at the corporate tax rate of 35% for the 2004 tax year and 34% in for the 2005 tax year.

On April 1, 2005, an amendment to the Israeli Law came into effect (the “Amendment”) and has significantly changed the provisions of the Israeli Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Israeli Law as they were on the date of such approval. The Company’s existing “Approval Enterprise” programs will not be subject to the provisions of the Amendment.

The Amendment simplifies the approval process for the “Approved Enterprise.” As a result of the Amendment, it is no longer necessary for a company to acquire “Approved Enterprise” status in order to receive the tax benefits previously available under the Alternative Route, and therefore such companies need not apply to the Investment Center for this purpose. Rather, a company may claim the tax benefits offered by the Investment Law directly in its tax returns or by notifying the Israeli Tax Authority within 12 months of the end of that year, provided that its facilities meet the criteria for tax benefits set out by the Amendment (the “Benefited Enterprise”).

Tax benefits are available under the Amendment to production facilities, which generally are required to derive more than 25% of their business income from export. In order to receive the tax benefits under the Amendment, a company must make an investment in the Benefited Enterprise exceeding a certain percentage or a minimum amount specified in the Israeli Law.

As a result of the Amendment, tax-exempt income generated under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2006, the Company did not generate income under the provision of the new law.

Income from sources other than the “Approval Enterprise” programs during the benefit period will be subject to the regular corporate tax rate. Israeli companies were subject to income tax at the corporate tax rate of 35% for the 2004 tax year and 34% in 2005.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147 and Temporary Order) — 2005 (“Amendment 147”). The Amendment 147 provides for a gradual reduction in the regular company tax rate in the following manner: in 2006 the tax rate will be 31%, in 2007 the tax rate will be 29%, in 2008 the tax rate will be 27%, in 2009 the tax rate will be 26% and from 2010 onward the tax rate will be 25%. Furthermore, as from 2010, upon reduction of the company tax rate to 25%, capital gains will be subject to tax of 25%.

a.	The provision for income taxes is as follows:

	Year Ended December 31,
	2004	2005	2006

Domestic taxes:
Current	$5	$3	$17
Deferred	—	—	—

	5	3	17
Foreign taxes:
Current	835	694	(2)
Deferred	(195)	(697)	(103)

Taxes on income	$645	$—	$(88)

Income (loss) before taxes on income:
Domestic	$(783)	$(1,879)	$(939)
Foreign	3,078	(387)	753

	$2,295	$(2,266)	$(186)

b.  Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year Ended December 31,
	2004	2005	2006

Income (loss) before taxes on income	$2,295	$(2,266)	$(186)

Theoretical tax at U.S. statutory rate-35%	803	(794)	(65)
Foreign income taxes at rates other than U.S. rate	(1,420)	217	(88)
Rate differential-intercompany recharge	(887)		—
Non-deductible items	(89)	27	707
Valuation allowance	2,490	1,222	(924)
Other	(252)	(672)	282

Taxes on income	$645	$—	$(88)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2004	2005	2006

Operating loss carryforward	$8,438	$9,941	$9,065
Accrued expenses	850	511	481
Temporary differences related to R&D expenses	—	722	812
Other	125	158	153
Valuation allowance	(9,218)	(10,440)	(9,516)

Balance at the end of the year	$195	$892	$995

The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The change in valuation allowance as of December 31, 2006 was $924. The Company does not provide for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

d.  Separation from DSPG:

As part of the incorporation of the Company in November 2002 (see Note 1), DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). According to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel, of 50% of total capital.

e.  Tax loss carryforwards:

As of December 31, 2006, CEVA and its subsidiaries had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $4,832, which are available to offset future U.S. taxable income. Such loss carryforwards begin to expire in 2023. As of December 31, 2006, CEVA and its subsidiaries had foreign operating losses of approximately $70,801, principally in Ireland, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes.

NOTE 12:	REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE

The Company’s management and Board of Directors approved certain reorganization and restructuring plans in 2005, which resulted in a total charge of $3,200. The charge arose in connection with the decision to restructure the Company’s corporate management, reduce overhead and consolidate its activities. Included in the total charges were severance charges and employee-related liabilities arising in connection with a head-count reduction of nine employees and provision for future operating lease charges on idle facilities.

Throughout 2006, the Company’s management continued exit negotiations with the landlord in respect of one of its properties in Dublin, Ireland. The Company’s management updated their provision during 2005 in respect of this property to reflect an exit strategy. At December 31, 2006, exit negotiations had not been concluded. There was no additional charge to the income statement of operation during 2006. If the Company is successful in surrendering the long term lease in respect of the above property, the Company would expect an associated cash outflow of approximately $3,300 associated with the restructuring charges. Revisions to the Company’s estimates of this

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability could materially impact its operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.

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

The major components of the restructuring and other charges are as follows:

		Under-Utilized
	Severance and	Building Operating	Legal and
	Related Costs	Lease Obligations	Professional Fees	Total

Balance as of December 31, 2004	$855	$2,211	$—	$3,066
Charge, net(1)	870	1,897	440	3,207
Non-cash stock compensation charge	(117)	—	—	(117)
Cash outlays	(1,608)	(1,224)	(110)	(2,942)

Balance as of December 31, 2005	$—	$2,884	$330	$3,214
Effect of exchange rate	—	315	—	315
Cash outlays	—	(223)	—	(223)

Balance as of December 31, 2006(2)	$—	$2,976	$330	$3,306

(1)	The net charge includes a reversal of a provision made in a prior year.

(2)	The legal fees are related to the under-utilized building.

	Year Ended December 31,
	2005	2006

Short Term — Restructuring accruals (see Note 7)	1,019	1,609
Long Term — Restructuring accruals	$2,195	$1,697

NOTE 13:	RELATED PARTY TRANSACTIONS

a. The Company trades in the normal course of business with DSPG, which was the parent company of CEVA until November 1, 2002 (see Note 1). CEVA and DSPG have three common directors out of total seven.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Until November 30, 2003, CEVA’s Israeli subsidiary occupied and utilized portions of the facilities of DSPG’s Israeli subsidiary (“DSPG Ltd.”). CEVA’s Israeli subsidiary was obligated to pay an agreed amount to DSPG Ltd. for its pro rata share of occupying and operating these facilities. The amount charged to CEVA’s Israeli subsidiary for these services between November 1, 2002 and December 31, 2002, was $60 and $332 for the period between January 1 and November 30, 2003. Non-moveable fixtures and fittings with a net book value of $140 were sold to DSPG prior to exiting the premises for proceeds of $100.

Revenue generated from DSPG from licensing, royalty and support agreements during the years ended December 31, 2004, 2005 and 2006 was $540, $237 and $62, respectively. The accounts receivable balances with DSPG at December 31, 2004, 2005 and 2006 were $47, $0 and $3 respectively.

b. Directors who are not employees of CEVA (other than the Chairman) are entitled to an annual retainer of $30, payable in quarterly installments of $7.5 each. The Chairman receives an annual retainer of $60, payable in quarterly installments of $15 each. The retainer contemplates attendance at four board meetings per year. Committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock plans.

c. On July 1, 1996, one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term is 25 years from July 1, 1996 and the current annual rental payment is €888 ($1,171). Peter McManamon, the Chairman of the Company, is minority stockholders of Veton Properties Limited.

d. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2004, 2005 and 2006 was $67, $57 and $499, respectively. The increase in 2006 was mainly due to legal services provided by Morrison & Foerster LLP relating to the divestment of the Company’s GPS technology and associated business to GloNav. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2004, 2005 and 2006 were $17, $0 and $0 respectively.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. The Company and its subsidiaries have several non-cancelable operating leases, of which one is until 2021, primarily for facilities, equipment and for vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance.

The Company and its subsidiaries paid $2,555, $2,372 and $1,531 in rental expense for the fiscal years ended December 31, 2004, 2005 and 2006, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum Rental
Payments

2007	$4,325
2008	3,292
2009	2,644
2010	2,395
2011 and thereafter	14,696

$27,352

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2006, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) aggregating to $1,391 for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5%% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollars and for grants received after January 1, 1999 also bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required.

Through December 31, 2006, the Company has paid or accrued royalties to the OCS in the amount of $630. As of December 31, 2006, the aggregate contingent liability to the OCS amounted to $761.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, Inc.

By:	/s/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gideon Wertheizer Gideon Wertheizer	Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Yaniv Arieli Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/s/ Peter McManamon Peter McManamon	Director and Chairman	March 16, 2007

/s/ Eliyahu Ayalon Eliyahu Ayalon	Director	March 16, 2007

/s/ Zvi Limon Zvi Limon	Director	March 16, 2007

/s/ Bruce Mann Bruce Mann	Director	March 12, 2007

/s/ Sven-Christer Nilsson Sven-Christer Nilsson	Director	March 16, 2007

/s/ Louis Silver Louis Silver	Director	March 16, 2007

/s/ Dan Tocatly Dan Tocatly	Director	March 16, 2007

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance
	Beginning			at End
	of Period	Additions	Deduction(1)	of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$667	$15	$—	$682
Year ended December 31, 2005
Allowance for doubtful accounts	$813	$—	$146	$667
Year ended December 31, 2004
Allowance for doubtful accounts	$795	$478	$460	$813

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2	.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)
3	.3(7)	Second Amended and Restated Bylaws of the Registrant
3	.4(8)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3	.5(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3	.6(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant
3	.7(11)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
4	.1(2)	Specimen of Common Stock Certificate
10	.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10	.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10	.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10	.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10	.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and the Registrant dated as of November 1, 2002
10	.6(2)†	CEVA, Inc. 2000 Stock Incentive Plan
10	.7(2)†	CEVA, Inc. 2002 Stock Incentive Plan
10	.8(13)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10	.9(5)†	CEVA, Inc. 2003 Director Stock Option Plan
10	.10(6)†	Parthus 2000 Share Option Plan
10	.13(1)	Form of Indemnification Agreement executed between the Registrant and each of Eliyahu Ayalon, Brian Long, Bruce Mann, Sven-Christer Nilsson, Issachar Ohana, Bat-Sheva Ovadia, Christine Russell, Louis Silver, Chester J. Silvestri and Gideon Wertheizer
10	.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10	.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10	.19(7)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003
10	.20(12)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
10	.21(14)†	CEVA, Inc. 2006 Executive Bonus Plan
10	.21(15)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10	.22(15)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10	.21(15)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10	.22(15)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10	.23(15)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
23	.2*	Consent of Ernst & Young

Exhibit
Number		Description

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.

(2)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(3)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(4)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(5)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q/A, filed with the Commission on August 12, 2003, and incorporated hereby by reference.

(6)	Filed as an exhibit to the registration statement on Form S-8 of Parthus Technologies plc, filed with the Commission on June 6, 2000 (registration number 333-12090), and incorporated herein by reference.

(7)	Filed as an exhibit to CEVA’s 2003 Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2004, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on January 31, 2005, and incorporated hereby by reference.

(10)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on June 10, 2005, and incorporated hereby by reference.

(11)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(12)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(13)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006, and incorporated hereby by reference.

(14)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on May 30, 2006, and incorporated hereby by reference.

(15)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Filed herewith.