Form 10-Q
period 2007-03-31
CEVA  INC
filed 2007-05-10
CIK 1173489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,477,431 shares of common stock, $0.001 par value, as of May 1, 2007.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that given the complexity of applications for DSPs, there is increasingly an industry shift away from the traditional approach of licensing standalone DSPs, and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications;

•	Our belief that the industry is indicating a continued demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software and that the growth in the demand for these platforms will drive demand for our technology and that we are well positioned to take full advantage of these major industry shifts;

•	Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that a successful surrender of our long-term lease in Dublin, Ireland in 2007 will result in an associated cash outflow of approximately $3.6 million in 2007, which amount is fully provided for in our financial statements.
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
     Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, market acceptance of third-party semiconductor IP, our OEM relationships and competition, as well as those risks described in Part II — Item 1A — “Risk Factors” of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$37,177	$37,968
Short term bank deposits	3,067	3,029
Marketable securities (see Note 3)	24,184	23,237
Trade receivables, net	8,663	8,421
Deferred tax assets	537	613
Prepaid expenses	727	564
Other current assets	2,116	1,890

Total current assets	76,471	75,722

Severance pay fund	2,220	2,338
Deferred tax assets	624	382
Property and equipment, net	1,941	1,706
Investment in other company, net	4,233	4,233
Goodwill	36,498	36,498
Other intangible assets, net	159	201

Total assets	$122,146	$121,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$838	$718
Accrued expenses and other payables	9,575	9,462
Taxes payable	140	135
Deferred revenues	385	406

Total current liabilities	10,938	10,721

Long term liabilities:
Accrued severance pay	2,402	2,519
Accrued liabilities	1,536	1,697

Total long-term liabilities	3,938	4,216

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,467,113 and 19,330,144 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	19	19
Additional paid in-capital	143,956	142,826
Other comprehensive loss	(3)	—
Accumulated deficit	(36,702)	(36,702)

Total stockholders’ equity	107,270	106,143

Total liabilities and stockholders’ equity	$122,146	$121,080

     The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2007	2006
	Unaudited	Unaudited
Revenues:
Licensing and royalties	$6,596	$7,160
Other revenue	1,130	974

Total revenues	7,726	8,134
Cost of revenues	1,007	895

Gross profit	6,719	7,239
Operating expenses:
Research and development, net	4,700	5,016
Sales and marketing	1,555	1,771
General and administrative	1,246	1,484
Amortization of intangible assets	42	190

Total operating expenses	7,543	8,461

Operating loss	(824)	(1,222)
Financial income, net	824	541

Income (loss) before taxes on income	—	(681)
Taxes on income	—	120

Net income (loss)	$—	$(801)

Basic and diluted net income (loss) per share	$0.00	$(0.04)

Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic and diluted	19,420	19,061

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2007	Shares	Amount		capital	loss	deficit	equity
Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	—	—
Stock-based compensation	—	—		472	—	—	472
Unrealized loss from available-for-sale securities, net	—	—		—	(3)	—	(3)
Issuance of Common Stock upon exercise of employee stock options	34,843	—	(*)	220	—	—	220
Issuance of Common Stock under employee stock purchase plan	102,126	—	(*)	438	—	—	438

Balance as of March 31, 2007	19,467,113	$19		$143,956	$(3)	$(36,702)	$107,270

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2006	Shares	Amount		capital	income	deficit	equity
Balance as of January 1, 2006	18,923,071	$19		$138,818	$—	$(36,604)	$102,233
Net loss	—	—		—	—	(801)	(801)
Stock-based compensation	—	—		645	—	—	645
Issuance of Common Stock upon exercise of employee stock options	27,028	—(*	)	139	—	—	139
Issuance of Common Stock under employee stock purchase plan	186,392	—(*	)	797	—	—	797

Balance as of March 31, 2006	19,136,491	$19		$140,399	$—	$(37,405)	$103,013

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended
	March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$—	$(801)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	246	432
Amortization of intangible assets	42	190
Stock-based compensation	472	645
(Gain) loss on marketable securities	(18)	52
Accrued interest on short term bank deposits	(38)	(46)
Unrealized foreign exchange loss (gain)	22	(15)
Marketable securities	4,535	(572)
Changes in operating assets and liabilities:
Increase in trade receivables	(242)	(2,931)
Increase in other current assets and prepaid expenses	(380)	(107)
Increase in deferred income taxes	(166)	—
Increase in trade payables	120	39
Decrease in deferred revenues	(21)	(47)
(Decrease) increase in accrued expenses and other payables	(98)	229
Increase (decrease) in taxes payable	5	(50)
Decrease in accrued severance pay, net	(2)	(57)

Net cash provided by (used in) operating activities	4,477	(3,039)

Cash flows from investing activities:
Purchase of property and equipment	(481)	(57)
Investment in short term bank deposits	—	(1,349)
Investment in marketable securities	(5,467)	—
Transaction cost related to the GPS divestment	(36)	—

Net cash used in investing activities	(5,984)	(1,406)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	220	139
Proceeds from issuance of Common Stock under employee stock purchase plan	438	797

Net cash provided by financing activities	658	936
Effect of exchange rate movements on cash	58	88

Changes in cash and cash equivalents	(791)	(3,421)
Cash and cash equivalents at the beginning of the period	37,968	35,111

Cash and cash equivalents at the end of the period	$37,177	$31,690

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS
     The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”). CEVA licenses to semiconductor companies and electronic equipment manufacturers (also known as original equipment manufacturers, or OEMs) digital signal processor (DSP) cores and related intellectual property (IP) solutions that enable a wide variety of electronic devices. The Company’s programmable DSP cores and application-level IP solutions power wireless devices, handheld devices, consumer electronic products, disk drives and automotive applications.
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2006, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for marketable securities (see note 3).
NOTE 3: MARKETABLE SECURITIES AND DEPOSITS
     Marketable securities consist of corporate bonds and securities, and U.S. government and agency securities. Management determines the classification of investments in obligations with fixed maturities and marketable securities at the time of purchasing and reevaluates such designations as of each balance sheet date.
     In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company has classified at March 31, 2007, $18,720 from its marketable debt securities as trading securities and $5,464 as available-for-sale securities.
     Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations.
     Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses, as appropriate.

	As at March 31, 2007
		Accumulated other
	Cost	comprehensive loss	Market Value
Available-for-sale securities
Corporate bonds and securities	$2,495	$(1)	$2,494
U.S. government and agency securities	2,972	(2)	2,970

	$5,467	$(3)	$5,464

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at March 31, 2007
	Cost	Gain (loss)	Market Value
Trading securities

Corporate bonds and securities	$13,319	$(85)	$13,234
U.S. government and agency securities	5,451	35	5,486

	$18,770	$(50)	$18,720

Total marketable securities	$24,237		$24,184

NOTE 4: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
     a. Summary information about geographic areas:
     The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).
     The following is a summary of operations within geographic areas:

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$1,633	$5,376
Europe, Middle East and Africa	2,462	1,621
Asia Pacific (1)	3,631	1,137

	$7,726	$8,134

     Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$844	$—

     b. Major customer data as a percentage of total revenues:
     The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Customer A	—	59%
Customer B	—	10%
Customer C	22%	—
NOTE 5: NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$—	$(801)

Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	19,420	19,061
Effect of employee stock options	—	—

	19,420	19,061

Net income (loss) per share
Basic and diluted	$0.00	$(0.04)

     The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share since their effect was anti-dilutive was 4,432,002 for the three months period ended March 31, 2007, and 4,980,740 for the corresponding period of 2006.
NOTE 6: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
     During the first quarter of 2007, the Company granted options to purchase 565,500 shares of common stock, at an exercise prices of $7.22 per share, and the Company issued 136,969 shares of common stock under its stock option and purchase programs for an aggregate consideration of $658. Options to purchase 4,613,093 shares of common stock were outstanding at March 31, 2007. During the comparable period of 2006, the Company granted options to purchase 53,500 shares of common stock, at exercise prices ranging from $6.05 to $6.59 per share, and the Company issued 213,420 shares of common stock under its stock option and purchase programs for an aggregate consideration of $936. Options to purchase 4,941,096 shares were outstanding at March 31, 2006.
     The weighted average fair value per share of the options granted during the three months ended March 31, 2007 and 2006 was $7.22 and $6.52 respectively.
     A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Three months ended
	March 31,
	2007
	(unaudited)
			Weighted
			Average
		Weighted	Remaining
	Number of	average exercise	Contractual	Aggregate
	options	price	Term	Intrinsic Value
Outstanding at the beginning of the year	4,250,910	$8.15
Granted	565,500	7.22
Exercised	(34,843)	6.32
Forfeited or expired	(168,474)	9.55

Outstanding at the end of the period	4,613,093	$8.00	4.6	$—

Exercisable, vested or expected to vest as of March 31, 2007	2,894,581	$8.80	3.4	$—

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to measure all employee stock-based compensation awards

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
using a fair value method and record the related expense in the financial statements. The Company used the Black-Scholes option pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter.
     The Monte-Carlo model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the Monte-Carlo model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, the Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the Monte-Carlo model provides a fair value that is more representative of actual experience and future expected experience than that calculated using the Black-Scholes model.
     The following table shows the total stock-based compensation charge included in the condensed consolidated statement of operations:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cost of revenue	$18	$15
Research and development expenses	196	219
Sales and marketing expenses	82	102
General and administrative expenses	176	309

Total	$472	$645

     Net income for the three months period ended March 31, 2007 was $42 lower than had the Company continued to account for share-based compensation using the Black-Scholes option pricing model. There were no changes in basic and diluted net income per share for the three months period ended March 31, 2007 had the Company continued to account for share-based compensation using the Black-Scholes option pricing model.
     Under SFAS 123(R), the share-based compensation charge has been determined as if CEVA had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Black-Scholes option pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter with the following weighted average assumptions:

	Three months	Three months
	ended	ended
	March 31	March 31,
	2007	2006
	(unaudited)	(unaudited)
Dividend yield	0%	0%
Expected volatility	40%	35%
Risk-free interest rate	5%	5%
Expected forfeiture	20%	10%
Expected life	—	4 Years
Contractual term of up to	7 Years	—
Suboptimal exercise multiple	1.6	—
     The fair value for rights to purchase awards under the Company’s employee share purchase plan was estimated on the date of grant using the same weighted average assumptions set forth above except the expected life which was assumed to be six to 24 months.
     As at March 31, 2007 and 2006, there were balances of $1,880 and $2,500, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share for the three months ended March 31, 2007 was $0.02 per share. The impact of stock-based compensation expense on basic and diluted loss per share for the three months ended March 31, 2006 was $0.03 per share.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 7: REORGANIZATION AND SEVERANCE CHARGE
     During the first quarter of 2007, the Company’s management continued exit negotiations with the landlord in respect of one of its properties in Dublin, Ireland. The Company’s management updated their provision in respect of this property to reflect an exit strategy when required. At March 31, 2007, exit negotiations had not concluded. There was no additional charge to the income statement of operation during the first quarter of 2007.
     The balance as of March 31, 2007 relating to restructuring and other charges was $3,317, of which $1,781 was included in accrued expenses and other payables, and $1,536 was included in long term accrued liabilities.
NOTE 8: ADOPTION OF NEW ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS Statement No. 109.
     The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2007. The adoption of FIN 48 by the Company did not have any material impact on its consolidated financial statements.
NOTE 9: RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal year beginning after November 15, 2007 and interim periods thereafter. Management believes SFAS No. 157 will not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for the fiscal year beginning after November 15, 2007 and interim periods thereafter, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II — Item 1A — “Risk Factors”, as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements.”
BUSINESS OVERVIEW
     The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is one of the world’s leading licensor of DSP cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property “IP” to leading semiconductor and electronics companies worldwide.
     CEVA addresses the requirements of the wireless, wired communications, multimedia and VoIP markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and a range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Internet Protocol (VoIP), Serial ATA (SATA) and Bluetooth (BT). In addition, we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.
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
     In order to capitalize on this industry shift and grow our business, as well as maintain profitability, we will need to introduce new products and penetrate new markets. In that regard, we are encouraged by a strong pipeline of companies with interest in licensing our newer technologies targeting traditional markets as well as new market segments and applications. We demonstrated for the first time in February 2006 at the 3GSM conference in Barcelona, Spain, the MobileMedia2000 silicon running a full video solution. In March 2007, CEVA introduced a new family of application-optimized multimedia solutions enabling the development of high-volume, low-cost mobile consumer electronics with advanced multimedia capabilities. Building on CEVA’s established Mobile-Media(TM) architecture, the Mobile-Media-Lite(TM) family offers a complete feature set for a range of applications such as MobileTV Players, entry-level Portable Media players (PMPs) and multimedia phones. In this respect we plan to extend our offering and develop new video codecs based on market need. We are continuing to develop new DSP cores and solutions aimed at the mobile WiMAx and Home Entertainment audio markets.
     Our business operates in a highly competitive environment with varieties of implementations, both software-based and hardware-based IP solutions. Although our MobileMedia2000 silicon generated a good amount of interest at the 3GSM conference, we anticipate that our customers will take a very cautious approach in adopting such technology and therefore the time to market of products incorporating our new technology may be prolonged and we may not realize any revenue from this technology in the near future, if at all. In addition, it is widely known in the industry that software-based video, though providing flexibility and shorter time to market, has a larger die size which may concern customers, especially those that manufacture consumer products that target the low end market. Additionally the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time. This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property. We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees generated by our existing technology or introduce new products and expand into new markets to boost our revenue. However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue. We cannot provide any assurances that we will succeed in growing our business or maintain profitability.
RESULTS OF OPERATIONS
     Total Revenues
          Total revenues decreased 5% to $7.7 million for the first quarter of 2007 from $8.1 million for the comparable quarter of 2006. The decrease in total revenues reflects lower licensing revenues of our different technology product lines slightly off-set by higher overall royalty revenues.
          Licensing and royalty revenues accounted for 85% of our total revenues for the first quarter of 2007, compared to 88% for the first quarter of 2006. One customer accounted 22% of revenues for the first quarter of 2007 compared to two customers that accounted for 59% and 10% of revenues for the first quarter of 2006. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.
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
          We generate royalties from licensing activities in two manners: (1) royalties paid by our customers over the period in which they ship units incorporating our technology, which we refer to as per unit royalties, and (2) royalties which are paid in a lump sum which cover a fixed number of shipments of future units incorporating our technology, which we refer to as prepaid royalties. Prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or is about to begin making shipments of units incorporating our technology and has used up all of the prepayments covered in their initial license agreement. In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments. In either case, these prepaid royalties are non-refundable payments that do not require any continuing commitment by us and are recognized when payment become due, provided that no future obligation exists. Only royalty revenue from customers who are paying as they ship units incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees for the prior quarter.
     Licensing and Royalty Revenues

	First Quarter	First Quarter
	2007	2006
Licensing and royalty revenues (in millions)	$6.6	$7.2
of which:
Licensing revenues (in millions)	$4.6	$5.4
Royalty revenues (in millions)	$2.0	$1.8
          Licensing revenue for the first quarter of 2007 was $4.6 million, a decrease of 13% from the first quarter of 2006. During the first quarter of 2007, we signed nine new license agreements. Six agreements were for CEVA DSP cores and platforms, and three agreements were for CEVA SATA technology. Target applications for customer deployment are next generation 3G cellular phones, smart phones, personal video recorder, Voice over IP and networking equipment. Geographically, four of the nine deals signed were in the U.S., two were in Europe and three were in the Asia Pacific region. The decrease in licensing revenues for the first three months of 2007 as compared to the corresponding period of 2006 reflects lower revenues from our Teak and TeakLite technologies offset by revenue growth from our Ceva-X core and SATA technologies.
          Royalty revenue for the first quarter of 2007 was $2.0 million, an increase of 8% over the first quarter of 2006 and 18% sequentially higher than the fourth quarter of 2006. The increase was mainly due to a substantial production ramp-up by one of our customers in the consumer electronics market. The increase represents two quarters of double digit sequential growth in our royalty revenue since the third quarter of 2006. During the first quarter of 2007, we also witnessed an increase in per unit royalty revenue as compared to the corresponding period in 2006. This increase resulted from the introduction of new products utilizing our technology that bear higher royalty rates, offset by a decrease in the underlying unit shipments of customers’ products incorporating our IP. Our per unit and prepaid royalty customers reported aggregate sales of 41 million units incorporating our technology for the first quarter of 2007 compared to 49 million units for the comparable period of 2006. Five largest customers paying per unit royalty accounted for 71% of total royalty revenues for the first quarter of 2007, compared to 85% for the comparable period of 2006.
          We had 25 customers shipping units incorporating our technology during the first quarter of 2007 compared to 23 customers during the first quarter of 2006. As of March 31, 2007, we had 18 per unit royalty customers and 7 prepaid royalty customers, compared to 16 per unit royalty customers and 7 prepaid royalty customers as of March 31, 2006. One new Asian customer was added during the first quarter of 2007, and started to pay quarterly per unit royalties for incorporation of our technology in mobile products, and another customer consumed its prepaid unit quota during the quarter and started paying per unit royalties.
     Other Revenues
          Other revenues for the first quarter of 2007 was $1.1 million, an increase of 16% compared to the first quarter of 2006. Other revenues accounted for 15% of our total revenues for the first quarter of 2007 compared to 12% for the first quarter of 2006. Other revenues include support for licensees and sale of development systems. The increase in other revenues for the first quarter of 2007 compared to the first quarter of 2006 was mainly as a result of higher sales of development systems.
     Geographic Revenue Analysis

	First Quarter		First Quarter
	2007		2006
	(in millions, except percentages)
United States	$1.6	21%	$5.4	66%
Europe, Middle East, Africa	$2.5	32%	$1.6	20%
Asia Pacific	$3.6	47%	$1.1	14%
          Within the Asian Pacific region, we derived more than 10% of total revenues from Japan during the first quarter of 2007. Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.
     Divestment of GPS Technology
          On June 23, 2006, we divested our GPS technology and associated business to GloNav Inc. in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock. The Series A-1 and Series A-2 are Convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20 million, we also will receive additional shares of GloNav’s Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20 million. Although we have transferred the GPS customer contracts and GPS intellectual property to GloNav, we will continue to share with GloNav certain revenues relating to the GPS assets. Our valuation of our equity investment in GloNav is $5,984,000 based on the value of the assets and cash attributable to GloNav and the investment was recorded as an investment in other company, net on our condensed consolidated balance sheets and stated at cost. Since GloNav is a highly leveraged entity, and according to its forecast additional funding will be required to continue operation of the company, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 has been deferred and presented in the balance sheets as a deduction from “investment in other company.”
     Cost of Revenues
          Cost of revenues accounted for 13% of total revenues for the first quarter of 2007, compared to 11% for the first quarter of 2006. Gross margins for the first quarter of 2007 were 87% compared to 89% for the first quarter of 2006. The absolute dollar and percentage increase in cost of revenues for the first quarter of 2007 as compared to the corresponding period in 2006 principally reflects the execution of a greater number of license agreements with more customization requirements which lowered the gross margins for those agreements during the first quarter of 2007 as compared to the corresponding period in 2006. Included in cost of revenues for the first quarter of 2007 and 2006 was a non-cash stock compensation charge of $18,000 and $15,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006.

     Operating Expenses
          Total operating expenses were $7.5 million for the first quarter of 2007, down from $8.5 million for the first quarter of 2006. The decrease in total operating expenses principally reflects cost saving measures taken as a result of the divestment of our GPS technology and associated business during the second quarter of 2006, lower professional costs and lower non-cash compensation expenses, offset by the effects of the devaluation of the U.S. dollar against the Euro and the New Israeli Shekel (NIS).
     Research and Development Expenses, Net
          Our research and development expenses decreased to $4.7 million for the first quarter of 2007 from $5.0 million for the first quarter of 2006. The net decrease primarily reflects lower expenses as a result of the divestment of our GPS technology and associated business which led to a lower number of research and development personal, as well as decrease in investment in design tools, offset by the effects of the devaluation of the U.S. dollar against the Euro and the NIS. Included in research and development expenses for the first quarter of 2007 and 2006 was a non-cash stock compensation charge of $196,000 and $219,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. Research and development expenses as a percentage of total revenues were 61% and 62% for the first quarter of 2007 and 2006, respectively.
          The number of research and development personnel was 134 at March 31, 2007, compared to 153 at March 31, 2006.
     Sales and Marketing Expenses
          Our sales and marketing expenses decreased to $1.6 million for the first quarter of 2007 from $1.8 million for the first quarter of 2006. The decrease primarily reflects lower labor costs due to a change in headcount mix. Included in sales and marketing expenses for the first quarter of 2007 and 2006 was a non-cash stock compensation charge of $82,000 and $102,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. Sales and marketing expenses as a percentage of total revenues were 20% and 22% for the first quarter of 2007 and 2006, respectively.
          The total number of sales and marketing personnel was 20 at March 31, 2007, compared to 19 at March 31, 2006.
     General and Administrative Expenses
          Our general and administrative expenses decreased to $1.2 million for the first quarter of 2007 from $1.5 million for the first quarter of 2006. The decrease in primarily reflects lower professional services costs as well as lower non-cash stock compensation expenses. Included in general and administrative expenses for the first quarter of 2007 and 2006 was a non-cash stock compensation charge of $176,000 and $309,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. General and administrative expenses as a percentage of total revenues were 16% and 18% for the first quarter of 2007 and 2006, respectively.
          The number of general and administrative personnel was 26 at March 31, 2007, compared to 30 at March 31, 2006.
     Amortization of Other Intangibles
          Our amortization charge decreased to $42,000 for the first quarter of 2007 from $190,000 for the first quarter of 2006. The amount of other intangible assets was $0.2 million at March 31, 2007 and $1.3 million at March 31, 2006. The decrease was mainly due to a decrease in the amount of other intangible assets, net of $0.85 million, as a result of the divestment of our GPS technology and associated business to GloNav in the second quarter of 2006.
     Reorganization and severance charge
          We are required to review and make certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and our ability to either exit the lease property or sub-let the property, as well as exit scenario, in determining the estimates and assumptions used. We expect to revise our assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates, as well as the status of exit negotiations.
          During the first quarter of 2007, our management continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. Our management updated our provision in respect of this property to reflect an exit strategy when required. At March 31, 2007, exit negotiations had not concluded. There was no additional charge to the income statement of operation during 2006 and first quarter of 2007. If we are successful in surrendering the long term lease in respect of the above property, we would expect an associated cash outflow of approximately $3.3 million associated with restructuring charges. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.
     Financial Income, Net (in millions)

	First Quarter	First Quarter
	2007	2006
Financial income, net	$0.82	$0.54
of which:
Interest income and gains from marketable securities	$0.84	$0.55
Foreign exchange loss	$(0.02)	$(0.01)
          Financial income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned during the first quarter of 2007 as compared to the corresponding period of 2006 reflects higher interest rates and higher combined cash and marketable securities balances held.
          We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this resulted in a foreign exchange loss of $17,000 and $7,000 in the first quarter of 2007 and 2006, respectively.
     Provision for Income Taxes
          The provision for income taxes during the first quarter of 2007 and 2006 reflects income earned domestically and in certain foreign jurisdictions. The difference in income tax rates arises primarily due to lower income earned domestically for the first quarter of 2007. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated in those two countries. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
          The Irish operating subsidiary currently qualifies for a 10 percent tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. Certain expenditure in connection with the investment plans is allowable as a tax deduction over a three year period which has resulted in higher deferred tax asset in 2007.
LIQUIDITY AND CAPITAL RESOURCES
          As of March 31, 2007, we had approximately $37.2 million in cash and cash equivalents and $27.2 million in deposits and marketable securities, totaling $64.4 million compared to $64.2 million at December 31, 2006. During the first quarter of 2007, we invested $5.5 million of our cash in corporate bonds and securities and U.S. government and agency securities. In addition, corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $4.5 million. These instruments are classified as marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of trading marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.
          Net cash provided by operating activities during the first quarter of 2007 was $4.5 million, compared to $3.0 million of net cash used in operating activities for the comparable period of 2006. Included in the operating cash inflow for the first quarter of 2007 was net proceeds of $4.5 million from the sale or redemption of marketable securities. Included in the operating cash outflow for the first quarter of 2006 was a net investment of $0.6 million in marketable securities and $0.1 million outflow in connection with restructuring and reorganization costs.
     Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. During the first quarter of 2007, we continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. If we are successful in surrendering our long term lease relating to the under-utilized premises in Ireland, we would expect an associated cash outflow of approximately $3.6 million in 2007, of which approximately $3.3 million is associated with restructuring charges and approximately $300,000 is associated with related expenses. The amount is fully provided for in our financial statements. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
     Net cash used in investing activities for the first quarter of 2007 was $6.0 million compared to $1.4 million of net cash used in investing activities for the first quarter of 2006. We had a cash outflow of $5.5 million in respect of investments in marketable securities during the first quarter of 2007. We had a cash outflow of $1.3 million in respect of investments in short term bank deposits during the first quarter of 2006. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $481,000 for the first quarter of 2007 compared to $57,000 for the comparable period in 2006. The main increase in capital expenditure for the first quarter of 2007 was associated with tester equipment for the SATA product line.
     Net cash provided by financing activities during the first quarter of 2007 and 2006 was $0.7 and $0.9 million, respectively, and reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.
     We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.
     In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.” for more detailed information.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange loss of $17,000 and $7,000 during the first quarter of 2007 and 2006, respectively.
     As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on annual and quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis; although the impact of currency fluctuations has not been material to date.
     We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term deposits denominated in the local currency.

     Interest income and gains from marketable securities were $841,000 and $548,000 for the first quarter of 2007 and 2006, respectively. The increase in interest and gains from marketable securities earned reflects a combination of higher interest rates and higher combined cash and marketable securities balances held.
     We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.
     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may put them in place in the future.
     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2007.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indictor of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” and (5) changes to the Risk Factor below entitled “The Israeli benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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
     In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:
•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees and shifts by our customers from prepaid royalty arrangements to per unit royalty arrangements;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and NIS versus the U.S. dollar;

•	increased operating expenses and fluctuations in the gross margin associated with the introduction of new or enhanced technologies;

•	changes in our pricing policies and those of our competitors; and

•	restructuring, asset impairment and related charges.
We rely significantly on revenue derived from a limited number of customers.
     We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 22% of our total revenues for the first quarter of 2007. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
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
     We implemented reorganization and restructuring plans in 2005, including personnel reduction of 9 people in 2005. In connection with the implementation of our reorganization and restructuring plan in 2005, we had excess facilities in Dublin, Ireland. Throughout 2006 and during the first quarter of 2007, our management had exit negotiations with the landlord in respect of this property. If we are successful in surrendering the long term lease in respect of this property, we would expect an associated cash outflow of approximately $3.6 million in 2007, of which approximately $3.3 million is associated with restructuring charges and approximately $300,000 is associated with related expenses. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize. In June 2006, we divested our GPS technology and related business, including the transfer of 25 employees. The employee reductions and changes in connection with our restructuring activities could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may adversely affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses.
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
     A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euros, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euros and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the first quarter of 2007 which was offset by other cost saving measures. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange loss of $17,000 and $7,000 for the first quarter of 2007 and 2006, respectively. In the future, we may use derivative instruments in order to minimize the effects of currency fluctuations, but any hedging positions may not succeed in minimizing our foreign currency fluctuation risks.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
     Approximately 79% of our total revenues for the first quarter of 2007 and 34% of our total revenues for the first quarter of 2006 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the U.S. dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.
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
     We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of (29% for 2007) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our current investment programs are scheduled to gradually expire by 2014. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.
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

CEVA, INC.

Date: May 10, 2007	By:	/s/ GIDEON WERTHEIZER

Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: May 10, 2007	By:	/s/ YANIV ARIELI

Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)