Form 10-Q
period 2007-06-30
CEVA  INC
filed 2007-08-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-49842

CEVA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0556376 (I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 150, San Jose, California (Address of Principal Executive Offices)	95110-1002 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,564,350 shares of common stock, $0.001 par value, as of August 1, 2007.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
          This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that given the complexity of applications for DSPs, it is no longer cost efficient and more difficult for most semiconductor companies and designers to develop these technologies in-house and they will increasingly rely on licensing integrated application platforms from third parties;

•	We are encouraged by a strong pipeline of companies with interest in licensing our newer technologies targeting traditional markets, as well as new market segments and applications.

•	Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	To the extent we are successful in surrendering our long-term lease in Dublin, Ireland in 2007, we believe this arrangement will result in an associated cash outflow of approximately $3.6 million in 2007.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$43,026	$37,968
Short term bank deposits	2,071	3,029
Marketable securities (see Note 3)	19,809	23,237
Trade receivables, net	9,949	8,421
Deferred tax assets	642	613
Prepaid expenses	765	564
Other current assets	1,858	1,890

Total current assets	78,120	75,722

Severance pay fund	2,291	2,338
Deferred tax assets	703	382
Property and equipment, net	1,887	1,706
Investment in other company, net	4,233	4,233
Goodwill	36,498	36,498
Other intangible assets, net	118	201

Total assets	$123,850	$121,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$884	$718
Accrued expenses and other payables	10,013	9,462
Taxes payable	119	135
Deferred revenues	626	406

Total current liabilities	11,642	10,721

Long term liabilities:
Accrued severance pay	2,468	2,519
Accrued liabilities	1,370	1,697

Total long-term liabilities	3,838	4,216

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,496,295 and 19,330,144 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	19	19
Additional paid in-capital	144,652	142,826
Other comprehensive loss	(29)	—
Accumulated deficit	(36,272)	(36,702)

Total stockholders’ equity	108,370	106,143

Total liabilities and stockholders’ equity	$123,850	$121,080

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$14,048	$14,615	$7,452	$7,455
Other revenue	2,193	1,931	1,063	957

Total revenues	16,241	16,546	8,515	8,412
Cost of revenues	1,925	2,030	918	1,135

Gross profit	14,316	14,516	7,597	7,277
Operating expenses:
Research and development, net	9,310	9,889	4,610	4,873
Sales and marketing	3,174	3,377	1,619	1,606
General and administrative	2,619	2,958	1,373	1,474
Amortization of intangible assets	83	331	41	141

Total operating expenses	15,186	16,555	7,643	8,094

Operating loss	(870)	(2,039)	(46)	(817)
Financial and other income, net	1,450	1,171	626	630

Income (loss) before taxes on income	580	(868)	580	(187)
Taxes on income	150	150	150	30

Net income (loss)	$430	$(1,018)	$430	$(217)

Basic and diluted net income (loss) per share	$0.02	$(0.05)	$0.02	$(0.01)

Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,450	19,104	19,473	19,142

Diluted	19,702	19,104	19,776	19,142

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Six months ended June 30, 2007	Shares	Amount		capital	loss	deficit	equity
Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	430	430
Stock-based compensation	—	—		984	—	—	984
Unrealized loss from available-for-sale securities, net	—	—		—	(20)	—	(20)
Unrealized loss from hedging activities, net	—	—		—	(9)	—	(9)
Issuance of Common Stock upon exercise of employee stock options	64,025	—	(*)	404	—	—	404
Issuance of Common Stock under employee stock purchase plan	102,126	—	(*)	438	—	—	438

Balance as of June 30, 2007	19,496,295	$19		$144,652	$(29)	$(36,272)	$108,370

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Six months ended June 30, 2006	Shares	Amount		capital	income	deficit	equity
Balance as of January 1, 2006	18,923,071	$19		$138,818	$—	$(36,604)	$102,233
Net loss	—	—		—	—	(1,018)	(1,018)
Stock-based compensation	—	—		1,150	—	—	1,150
Issuance of Common Stock upon exercise of employee stock options	39,945	—	(*)	206	—	—	206
Issuance of Common Stock under employee stock purchase plan	186,392	—	(*)	797	—	—	797

Balance as of June 30, 2006	19,149,408	$19		$140,971	$—	$(37,622)	$103,368

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended
	June 30,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$430	$(1,018)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	458	814
Amortization of intangible assets	83	331
Stock-based compensation	984	1,150
(Gain) loss on marketable securities	(16)	79
Accrued interest on short term bank deposits	(68)	(121)
Unrealized foreign exchange loss	44	27
Gain on realization of investment	—	(57)
Marketable securities	16,842	(5,549)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(1,528)	73
(Increase) decrease in other current assets and prepaid expenses	(169)	130
Increase in deferred income taxes	(350)	(33)
Increase in trade payables	169	6
Increase (decrease) in deferred revenues	220	(76)
Increase (decrease) in accrued expenses and other payables	142	(98)
Decrease in taxes payable	(16)	(79)
Decrease in accrued severance pay, net	(3)	(56)

Net cash provided by (used in) operating activities	17,222	(4,477)

Cash flows from investing activities:
Purchase of property and equipment	(639)	(221)
Proceeds from realization of investment	—	57
Investment in short term bank deposits	—	(1,380)
Proceeds from short term bank deposits	1,026	—
Investment in marketable securities	(14,907)	—
Proceeds from marketable securities	1,489	—
Transaction cost related to the GPS divestment	(38)	(265)

Net cash used in investing activities	(13,069)	(1,809)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	404	206
Proceeds from issuance of Common Stock under employee stock purchase plan	438	797

Net cash provided by financing activities	842	1,003
Effect of exchange rate movements on cash	63	285

Changes in cash and cash equivalents	5,058	(4,998)
Cash and cash equivalents at the beginning of the period	37,968	35,111

Cash and cash equivalents at the end of the period	$43,026	$30,113

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
U.S. dollars in thousands

	Six months ended
	June 30,
	2007	2006
	Unaudited	Unaudited
Supplemental disclosure of noncash activities

Investment in other company in regards to the GloNav transaction:

Goodwill	$—	$(1,900)
Intangible asset	—	(845)
Net working capital	—	(522)
Transaction cost related to the GPS divestment	—	(701)
Deferred gain related to GPS divestment transaction	—	(1,751)
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
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2006, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for marketable securities (see note 3) and derivatives and hedging activities (see note 8).
NOTE 3: MARKETABLE SECURITIES AND DEPOSITS
     Marketable securities consist of corporate bonds and securities, and U.S. government and agency securities. Management determines the classification of investments in obligations with fixed maturities and marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
     In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company has classified at June 30, 2007, $6,407 from its marketable debt securities as trading securities and $13,402 as available-for-sale securities.
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

	As at June 30, 2007
		Accumulated other
	Amortized Cost	comprehensive loss	Market Value
Available-for-sale securities
Corporate bonds and securities	$5,445	$(8)	$5,437
U.S. government and agency securities	7,977	(12)	7,965

	$13,422	$(20)	$13,402

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

	As at June 30, 2007
	Cost	Gain (loss)	Market Value
Trading securities
Corporate bonds and securities	$3,978	$(65)	$3,913
U.S. government and agency securities	2,484	10	2,494

	$6,462	$(55)	$6,407

Total marketable securities			$19,809

NOTE 4: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
     a. Summary information about geographic areas:
     The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).
     The following is a summary of operations within geographic areas:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$5,129	$7,731	$3,496	$2,355
Europe, Middle East and Africa	5,216	6,758	2,754	5,137
Asia Pacific (1)	5,896	2,057	2,265	920

	$16,241	$16,546	$8,515	$8,412

     Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$1,616	$—	$—	$—

     b. Major customer data as a percentage of total revenues:
     The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Six months ended				Three months ended
	June 30,				June 30,
	2007		2006		2007		2006
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	*	)	30%		*	)	*	)
Customer B	*	)	10%		*	)	20%
Customer C	*	)	*	)	18%		17%
Customer D	*	)	*	)	*	)	10%
Customer E	25%		*	)	41%		*	)
Customer F	11%		*	)	*	)	*	)

*) Less than 10%.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$430	$(1,018)	$430	$(217)

Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	19,450	19,104	19,473	19,142
Effect of employee stock options	252	—	303	—

	19,702	19,104	19,776	19,142

Net income (loss) per share
Basic and diluted	$0.02	$(0.05)	$0.02	$(0.01)

     The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share since their effect was anti-dilutive was 1,637,781 and 3,034,891 shares for the three and six months periods ended June 30, 2007, respectively, and 4,831,700 and 4,906,220 shares for the corresponding periods of 2006.
NOTE 6: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
     During the first quarter of 2007, the Company granted options to purchase 565,500 shares of common stock, at an exercise price of $7.22 per share, and the Company issued 136,969 shares of common stock under its stock option and purchase programs for an aggregate consideration of $658. Options to purchase 4,613,093 shares of common stock were outstanding at March 31, 2007. During the comparable period of 2006, the Company granted options to purchase 53,500 shares of common stock, at exercise prices ranging from $6.05 to $6.59 per share, and the Company issued 213,420 shares of common stock under its stock option and purchase programs for an aggregate consideration of $936. Options to purchase 4,941,096 shares were outstanding at March 31, 2006.
     During the second quarter of 2007, the Company granted options to purchase 189,000 shares of common stock, at an exercise prices ranging from $7.24 to $8.50 per share, and the Company issued 29,182 shares of common stock under its stock option program for an aggregate consideration of $184. Options to purchase 4,616,953 shares of common stock were outstanding at June 30, 2007. During the comparable period of 2006, the Company granted options to purchase 160,000 shares of common stock, at exercise prices ranging from $5.76 to $7.59 per share, and the Company issued 12,917 shares of common stock under its stock option program for an aggregate consideration of $67. Options to purchase 4,722,303 shares were outstanding at June 30, 2006.
     The weighted average fair value per share of the options granted during the three months ended March 31, 2007 and June 30, 2007 was $7.22 and $8.12, respectively. During the comparable periods of 2006, the weighted average fair value per share of the options granted was $6.52 and $5.90, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
     A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Six months ended
	June 30,
	2007
	(unaudited)
			Weighted
			Average
		Weighted	Remaining
	Number of	average exercise	Contractual	Aggregate
	options	price	Term	Intrinsic Value
Outstanding at the beginning of the year	4,250,910	$8.15

Granted	754,500	7.45

Exercised	(64,025)	6.31

Forfeited or expired	(324,432)	11.51

Outstanding at the end of the period	4,616,953	$7.83	4.4	$—

Exercisable, vested or expected to vest as of June 30, 2007	2,986,298	$8.41	3.3	$—

	Three months ended
	June 30,
	2007
	(unaudited)
			Weighted
			Average
		Weighted	Remaining
	Number of	average exercise	Contractual	Aggregate
	options	price	Term	Intrinsic Value
Outstanding at the beginning of the period	4,613,093	$8.00

Granted	189,000	8.12

Exercised	(29,182)	6.31

Forfeited or expired	(155,958)	13.62

Outstanding at the end of the period	4,616,953	$7.83	4.4	$3,110,621

Exercisable, vested or expected to vest as of June 30, 2007	2,986,298	$8.41	3.3	$267,800

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
     The following table shows the total stock-based compensation charge included in the condensed consolidated statement of operations:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$36	$24	$18	$9
Research and development expenses	412	353	216	134
Sales and marketing expenses	174	180	92	78
General and administrative expenses	362	593	186	284

Total	$984	$1,150	$512	$505

     Net income for the three and six months ended June 30, 2007 was $62 and $104, respectively, lower than had the Company continued to account for share-based compensation using the Black-Scholes option pricing model. There were no changes in basic and diluted net income per share for the three and six months ended June 30, 2007 had the Company continued to account for share-based compensation using the Black-Scholes option pricing model.
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

	Three months ended		Three months ended
	June 30,		March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	35%	36%	40%	35%
Risk-free interest rate	5%	5%	5%	5%
Expected forfeiture (employees)	20%	10%	20%	10%
Expected forfeiture (executives)	10%	10%	10%	10%
Expected life	—	4 Years	—	4 Years
Contractual term of up to	7 Years	—	7 Years	—
Suboptimal exercise multiple	1.6	—	1.6	—
     The fair value for rights to purchase awards under the Company’s employee share purchase plan was estimated on the date of grant using the same weighted average assumptions set forth above for the three months ended March 31, 2007 and 2006 except the expected life, which was assumed to be six to 24 months.
     As of June 30, 2007 and 2006, there were balances of $1,912 and $1,742, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share for the three and six months ended June 30, 2007 was $0.03 and $0.05 per share, respectively. The impact of stock-based compensation expense on basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.03 and $0.06 per share, respectively.
NOTE 7: REORGANIZATION AND SEVERANCE CHARGE
     During the second quarter of 2007, the Company’s management continued exit negotiations with the landlord in respect of one of its properties in Dublin, Ireland. The Company’s management updated their provision in respect of this property to reflect an exit strategy when required. At June 30, 2007, exit negotiations had not concluded. There was no additional charge to the income statement of operation during the first half of 2007. In July 2007, the landlord initiated legal proceedings for full payment of rent for the period July 2006 – September 2007 (for more information, see Note 9).
     The balance as of June 30, 2007 relating to restructuring and other charges was $3,336, of which $1,966 was included in accrued expenses and other payables, and $1,370 was included in long term accrued liabilities.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES
     Financial Accounting Standard Board (“FASB”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
     To protect against the increase in value of forecasted foreign currency cash flow resulting from salary in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted in the second quarter of 2007 a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli facilities denominated in NIS for a period of one to twelve months with forward contracts.
     As of June 30, 2007, the Company recorded comprehensive loss of $9 from its forward contracts in respect to anticipated payroll expected in 2007. Such amounts will be recorded into earnings in the third and fourth quarters of 2007.
NOTE 9: CONTINGENCIES
     In July 2007, the landlord of one of the Company’s properties in Dublin, Ireland initiated legal proceedings for full payment of rent for the period July 2006 – September 2007, including interest on arrears, in the amount of 1,198 Euro. The Company is being assisted by a local Irish law firm to deal with the lease issue and respond to the legal proceedings. At this point, the Company cannot assess the likely outcome of such legal proceeding or the damages that the Company may incur if the landlord succeeds in its legal proceedings against the Company. Any litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in the legal proceeding, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position and overall results of operations for the legal proceeding could change in the future.
     Except for the above referenced legal proceeding, the Company is not party to any litigation or other legal proceedings that the Company believe could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition
NOTE 10: ADOPTION OF NEW ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS Statement No. 109.
     The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for the Company at the beginning of fiscal 2007. The adoption of FIN 48 by the Company did not have any material impact on its consolidated financial statements.
NOTE 11: RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal year beginning after November 15, 2007 and the interim periods thereafter. Management believes SFAS No. 157 will not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for the fiscal year beginning after November 15, 2007

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
and the interim periods thereafter, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

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
BUSINESS OVERVIEW
     The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is one of the world’s leading licensor of DSP cores and related application solutions to the semiconductor and electronics industry. For more than ten years, CEVA has been licensing DSP cores and application-specific intellectual property “IP” to leading semiconductor and electronics companies worldwide. With more complex designs and shorter design cycles, we believe it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies and designers to develop these technologies in-house. Therefore, companies increasingly rely on licensing intellectual property, such as DSP cores and platforms, from third parties like CEVA. This approach enables semiconductor companies to focus on its strength in the form of System-On-a-Chip (SoC) designs, supply chain, systems architecture and other home grown core technologies.
     CEVA addresses the requirements of the wireless handset consumer electronics and VoIP markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and a range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications. Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Internet Protocol (VoIP), Serial ATA (SATA) and Bluetooth (BT). In addition, we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.
     Given the complexity of applications for DSP-based technology, there is increased need by customers to add to the basic DSP core additional technologies in the form of integrated application specific hardware and software peripherals. In order to capitalize on this industry shift and grow our business, as well as maintain profitability, we will need to introduce new products and penetrate new markets. In March 2007, CEVA introduced a new family of application-optimized multimedia solutions enabling the development of high-volume, low-cost mobile consumer electronics with advanced multimedia capabilities. Building on CEVA’s established Mobile-Media(TM) architecture, the Mobile-Media-Lite(TM) family offers a complete feature set for a range of applications such as MobileTV Players, entry-level Portable Media players (PMPs) and multimedia phones. In March 2007, we also announced our latest generation in the CEVA-X architecture, the CEVA-X1641, targeted for the Long Term Evolution (LTE), WiMAx and high density voice and video gateways. In May 2007, we announced the CEVA-TeakLite-III(TM), a third-generation DSP architecture based on the broadly adopted TeakLite family of DSP cores. This feature-rich native 32-bit architecture is backward compatible with previous versions of CEVA-TeakLite(TM) cores and delivers higher performance and lower power for demanding applications such as 3G cellular handsets, High Definition (HD) audio, Voice-over-IP (VoIP) and portable audio devices. We are encouraged by a strong pipeline of companies with interest in licensing our newer technologies targeting traditional markets, as well as new market segments and applications.
     Our business operates in a highly competitive environment with a variety of implementations, both software-based and hardware-based IP solutions. We anticipate that our customers will take a very cautious approach in adopting our newer technologies and therefore the time to market of products incorporating our new technologies may be prolonged. We may not realize any revenue from these new technologies in the near future, if at all. In addition, it is widely known in the industry that software-based video, though providing flexibility and shorter time to market, has a larger die size which may concern customers, especially those that manufacture consumer products that target the low end market. Additionally, the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time. This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property. We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees generated by our existing technology or introduce new products and expand into new markets to boost our revenue. However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue. We cannot provide any assurances that we will succeed in growing our business or maintain profitability.
RESULTS OF OPERATIONS
Total Revenues
     Total revenues increased 1% for the second quarter of 2007, and decreased 2% for the first half of 2007, compared to corresponding periods in 2006. The slight increase in the second quarter of 2007, and slight decrease in the first half of 2007, compared to corresponding periods in 2006, resulted mainly from higher royalty revenues during the period off-set by lower licensing revenues of our different technology product lines during the same period.
     Licensing and royalty revenues accounted for 86% of our total revenues for the first six months of 2007, compared to 88% for the first six months of 2006. Two customers accounted for 25% and 11% of revenues for the first half of 2007 compared to two customers that accounted for 30% and 10% of revenues for the first half of 2006. Licensing and royalty revenues accounted for 88% of our total revenues for the second quarter of 2007, compared to 89% for the second quarter of 2006. Two customers accounted for 18% and 41% of revenues for the second quarter of 2007 compared to three customers that accounted for 20%, 17% and 10% of revenues for the second quarter of 2006. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.
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
Licensing and Royalty Revenues

	First Half	First Half	Second Quarter	Second Quarter
	2007	2006	2007	2006
Licensing and royalty revenues (in millions)	$14.0	$14.6	$7.4	$7.4
of which:
Licensing revenues (in millions)	$10.1	$11.4	$5.5	$6.0
Royalty revenues (in millions)	$3.9	$3.2	$1.9	$1.4
     Licensing revenues were $5.5 and $10.1 million for the second quarter and first half of 2007, respectively, a decrease of 8% and 10% from the second quarter and first half of 2006, respectively. During the second quarter of 2007, we concluded eight new license agreements. Six agreements were for CEVA DSP cores and platforms, one agreement was for CEVA SATA technology and one agreement was for CEVA Bluetooth 2.0+EDR technology. Geographically, three of the eight deals concluded were in the U.S., one was in Europe and four were in the Asia Pacific region. Target applications for our customers deployment are Digital TV, DVD and HD DVD, ultra low cost phones, 3G phones, smart phones and portable multimedia players. During the first quarter of 2007, we concluded nine new license agreements. Six agreements were for CEVA DSP cores and platforms, and three agreements were for CEVA SATA technology. Geographically, four of the nine deals concluded were in the U.S., two were in Europe and three were in the Asia Pacific region. The decrease in licensing revenues for the second quarter and first half of 2007 as compared to the corresponding periods of 2006 reflects lower revenues from our Ceva-X DSP core, TeakLite DSP core family and PLL technology, offset by higher revenue from our Teak DSP core.

     Royalty revenues were $1.9 and $3.9 million for the second quarter and first half of 2007, respectively, an increase of 33% and 19% from the comparable periods of 2006. The increase was mainly due to a substantial production ramp-up by one of our customers in the consumer electronics market, as well as one new reporting customer providing baseband processor solutions for the wireless market. Our per unit and prepaid royalty customers reported aggregate sales of 46 and 86 million units incorporating our technology for the second quarter and first half of 2007, respectively, compared to 45 and 93 million units for the comparable periods of 2006. Five largest customers paying per unit royalty accounted for 73% and 71% of total royalty revenues for the second quarter and first half of 2007, respectively, compared to 70% and 79% for the comparable periods of 2006.
     We had 26 customers shipping units incorporating our technology offerings in the second quarter of 2007, compared to 25 customers in the first quarter of 2007. This compares to 24 and 23 customers in the second and first quarter of 2006, respectively. At June 30, 2007, we had 19 customers under per unit royalty arrangements and 7 under prepaid royalty arrangements, compared to 18 customers under per unit royalty arrangements and 7 under prepaid royalty arrangements at March 31, 2007. This compares to 16 customers under per unit royalty arrangements and 8 under prepaid royalty arrangements at June 30, 2006 and 16 customers under per unit royalty arrangements and 7 under prepaid royalty arrangements at March 31, 2006. One new European customer was added in the second quarter of 2007, which started to pay quarterly per unit royalties for products in the GPS mobile space that utilize our TeakLite DSP core based GPS technology.
Other Revenues
     Other revenues were $1.1 and $2.2 million for the second quarter and first half of 2007, respectively, an increase of 11% and 14% compared to the second quarter and first half of 2006. Other revenues accounted for 12% and 14% of our total revenues for the second quarter and first half of 2007, respectively, compared to 11% and 12% for the comparable periods of 2006. Other revenues include support for licensees and sale of development systems. The increase in other revenues for both the second quarter and first half of 2007 compared to the second quarter and first half of 2006 was mainly as a result of higher sales of development systems.
Geographic Revenue Analysis

	First Half		First Half		Second Quarter		Second Quarter
	2007		2006		2007		2006
	(in millions, except percentages)				(in millions, except percentages)
United States	$5.1	32%	$7.7	47%	$3.5	41%	$2.4	28%
Europe, Middle East, Africa	$5.2	32%	$6.8	41%	$2.7	32%	$5.1	61%
Asia Pacific	$5.9	36%	$2.1	12%	$2.3	27%	$0.9	11%
     Within the Asian Pacific region, we derived more than 10% of total revenues from Japan during the first half of 2007. Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.
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

Cost of Revenues
     Cost of revenues accounted for 11% and 12% of total revenues for the second quarter and first half of 2007, respectively, compared to 13% and 12% for the comparable periods of 2006. Gross margins for the second quarter and first half of 2007 were 89% and 88%, respectively, compared to 87% and 88% for the comparable periods of 2006. The absolute dollar and percentage decrease in cost of revenues and the increase in gross margins for the second quarter of 2007 as compared to the corresponding period in 2006 principally reflects the revenue mix during the second quarter of 2007 with higher royalty revenue which has higher gross margin, as compared to the execution of a greater number of license agreements with more customization requirements during the second quarter of 2006 which lowered the gross margins for those agreements. Included in cost of revenues for the second quarter and first half of 2007 was a non-cash stock compensation charge of $18,000 and $36,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $9,000 and $24,000 for the comparable periods of 2006.
Operating Expenses
     Total operating expenses were $7.6 and $15.2 million for the second quarter and first half of 2007, down from $8.1 and $16.6 million from the comparable periods of 2006. The decrease in total operating expenses principally reflects cost saving measures taken as a result of the divestment of our GPS technology and associated business during the second quarter of 2006, lower professional and director costs and lower non-cash compensation expenses, offset by the effects of the devaluation of the U.S. dollar against the Euro and the New Israeli Shekel (NIS).
Research and Development Expenses, Net
     Our research and development expenses were $4.6 and $9.3 million for the second quarter and first half of 2007, respectively, compared to $4.9 and $9.9 million for the comparable periods of 2006. The net decrease primarily reflects lower expenses as a result of the divestment of our GPS technology and associated business which led to a lower number of research and development personal and a decrease in investment in design tools, as well as higher research grants received from the Israeli and Irish governments, offset by the effects of the devaluation of the U.S. dollar against the Euro and the NIS as well as higher non-cash stock compensation expenses. Included in research and development expenses for the second quarter and first half of 2007 was a non-cash stock compensation charge of $216,000 and $412,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $134,000 and $353,000 for the comparable periods of 2006. Research and development expenses as a percentage of total revenues were 54% and 57% for the second quarter and first half of 2007, respectively, compared to 58% and 60% for the comparable periods of 2006.
     The number of research and development personnel was 137 at June 30, 2007, compared to 130 at June 30, 2006.
Sales and Marketing Expenses
     Our sales and marketing expenses were $1.6 and $3.2 million for the second quarter and first half of 2007, respectively, compared to $1.6 and $3.4 million for the comparable periods of 2006. The slight decrease primarily reflects lower labor costs due to a change in headcount mix, offset by higher sales commission expenses. Included in sales and marketing expenses for the second quarter and first half of 2007 was a non-cash stock compensation charge of $92,000 and $174,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $78,000 and $180,000 for the comparable periods of 2006. Sales and marketing expenses as a percentage of total revenues were 19% and 20% for the second quarter and first half of 2007 and 2006, respectively.
     The total number of sales and marketing personnel was 19 at June 30, 2007, compared to 17 at June 30, 2006.
General and Administrative Expenses
     Our general and administrative expenses were $1.4 and $2.6 million for the second quarter and first half of 2007, respectively, compared to $1.5 and $3.0 million for the comparable periods of 2006. The decrease primarily reflects lower professional services costs, lower director fees as well as lower non-cash stock compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2007 was a non-cash stock compensation charge of $186,000 and $362,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $284,000 and $593,000 for the comparable periods of 2006. General and administrative expenses as a percentage of total revenues were 16% for both the second quarter and first half of 2007, compared to 18% for both comparable periods of 2006.

     The number of general and administrative personnel was 27 at June 30, 2007, compared to 26 at June 30, 2006.
Amortization of Other Intangibles
     Our amortization charge decreased to $41,000 and $83,000 for the second quarter and first half of 2007, respectively, from $141,000 and $331,000 for the comparable periods of 2006. The decrease was mainly due to a decrease in the amount of other intangible assets, net of $845,000, as a result of the divestment of our GPS technology and associated business to GloNav during the second quarter of 2006.
Reorganization and severance charge
     We are required to review and make certain estimates and assumptions in assessing the under-utilized building operating lease charges arising from the reduction in facility requirements. Management takes into account current market conditions and our ability to either exit the lease property or sub-let the property, as well as exit scenario, in determining the estimates and assumptions used. We expect to revise our assumptions quarterly, as appropriate, in respect of future vacancy rates and sublet rents in light of current market conditions and the applicable discount rate based on projected interest rates as well as the status of exit negotiation.
     During the second quarter of 2007, our management continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. Our management updated our provision in respect of this property to reflect an exit strategy when required. At June 30, 2007, exit negotiations had not concluded. There was no additional charge to the income statement of operation during the first half of 2007. If we are successful in surrendering the long term lease in respect of the above property, we would expect an associated cash outflow of approximately $3.3 million associated with restructuring charges and approximately $300,000 associated with related expenses. In July 2007, the landlord initiated legal proceedings for full payment of rent for the period July 2006 – September 2007, including interest on arrears, in the amount of 1,198 Euro. We are being assisted by a local Irish law firm to deal with the lease issue and respond to the legal proceedings. At this point, we cannot assess the likely outcome of such legal proceeding or the damages that we may incur if the exit strategy is not accomplished or the landlord succeeds in its legal proceedings against us. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.
Financial and Other Income, Net (in millions)

	First Half	First Half	Second Quarter	Second Quarter
	2007	2006	2007	2006
Financial income, net	$1.45	$1.17	$0.63	$0.63
of which:
Interest income and gains from marketable securities	$1.49	$1.21	$0.65	$0.66
Foreign exchange loss	$(0.04)	$(0.10)	$(0.02)	$(0.09)

Other income
Gain on realization of investment	$—	$0.06	$—	$0.06
     Financial and other income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned during the first half of 2007 as compared to the corresponding period of 2006 reflects higher interest rates and higher combined cash and marketable securities balances held, offset by losses from changes of market value of marketable securities associated with volatility of the U.S. bonds market during the second quarter of 2007.
     We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $24,000 and $41,000 in the second quarter and first half of 2007, respectively, and a loss of $94,000 and $101,000 for the corresponding periods of 2006.
Provision for Income Taxes
     The provision for income taxes during the first half of 2007 and 2006 reflects income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated in those two countries. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

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
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2007, we had approximately $43.0 million in cash and cash equivalents and $21.9 million in deposits and marketable securities, totaling $64.9 million compared to $64.2 million at December 31, 2006. During the first half of 2007, we invested $14.9 million of our cash in corporate bonds and securities and U.S. government and agency securities. In addition, corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $18.3 million. These instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.
     Net cash provided by operating activities during the first half of 2007 was $17.2 million, compared to $4.5 million of net cash used in operating activities for the comparable period of 2006. Included in the operating cash inflow for the first half of 2007 was net proceeds of $16.8 million from the sale or redemption of marketable securities. Included in the operating cash outflow for the first half of 2006 was a net investment of $0.6 million in marketable securities.
     Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. During the second quarter of 2007, our management continued exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. Our management updated our provision in respect of this property to reflect an exit strategy when required. At June 30, 2007, exit negotiations had not concluded. If we are successful in surrendering the long term lease in respect of the above property, we would expect an associated cash outflow of approximately $3.6 million, of which approximately $3.3 million is associated with restructuring charges and approximately $300,000 is associated with related expenses. In July 2007, the landlord initiated legal proceedings for full payment of rent for the period July 2006 – September 2007, including interest on arrears, in the amount of 1,198 Euro. At this point, we cannot assess the likely outcome of such legal proceeding or the damages that we may incur if the exit strategy is not accomplished or the landlord succeeds in its legal proceedings against us. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.
     Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our ongoing cash outflows may be materially affected by the outcome of matters associated with the Dublin, Ireland lease. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
     Net cash used in investing activities for the first half of 2007 was $13.1 million compared to $1.8 million of net cash used in investing activities for the first half of 2006. We had a cash outflow of $14.9 million and a cash proceeds of $1.5 million in respect of investments in marketable securities during the first half of 2007. We had a cash inflow of $1.0 million in respect of investments in short term bank deposits during the first half of 2007 compared to a cash outflow of $1.4 million for the comparable period in 2006. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $639,000 for the first half of 2007 compared to $221,000 for the comparable period in 2006. The main increase in capital expenditure for the first quarter of 2007 was associated with tester equipment for the SATA product line.

     Net cash provided by financing activities during the first half of 2007 and 2006 was $0.8 and $1.0 million, respectively, and reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange loss of $24,000 and $41,000 in the second quarter and first half of 2007, respectively, and a loss of $94,000 and $101,000 for the corresponding periods of 2006.
     As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on annual and quarterly basis going forward. Due to the volatility in the exchange rate of the NIS and Euro versus the U.S. dollar, we instituted in the second quarter of 2007 a foreign currency cash flow hedging program to partially protect against an increase in value of forecasted foreign currency cash flows resulting, mainly, from salary payments (for more information about our hedging activity, see Note 8 to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2007). Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis; although the impact of currency fluctuations has not been material to date.
     We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term deposits denominated in the local currency.
     Interest income and gains from marketable securities were $650,000 and $1.49 million for the second quarter and first half of 2007, respectively, compared to $660,000 and $1.2 million for the comparable periods of 2006. The increase in interest and gains from marketable securities earned reflects a combination of higher interest rates and higher combined cash and marketable securities balances held, offset by losses from changes of market value of marketable securities associated with volatility of the U.S. bonds market during the second quarter of 2007.
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
   The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2007.

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
          PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     As previously disclosed, our management has been in exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland since September 2005. At June 30, 2007, exit negotiations had not concluded. In July 2007, the landlord initiated legal proceedings for full payment of rent for the period July 2006 – September 2007, including interest on arrears, in the amount of 1,198 Euro. At this point, we cannot assess the likely outcome of such legal proceeding or the damages that we may incur if the landlord succeeds in its legal proceedings against us. Any litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in the legal proceeding, there exists the possibility of a material adverse impact on our financial condition and results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position and overall results of operations for the legal proceeding could change in the future.
     Except for the above referenced legal proceeding, we are not party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, results of operations and financial condition.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indictor of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Our restructuring efforts in 2005 and 2006, as well as the divestment of our GPS technology and related business, could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future;” (4) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “The Israeli benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (7) changes to the Risk Factor below entitled “The future growth of our business depends in part on our ability to license to system OEMs and small-to-medium-sized semiconductor companies directly and to expand our sales geographically.”
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
     We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 25% and another customer accounted for 11% of our total revenues for the first half of 2007. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
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
     We implemented reorganization and restructuring plans in 2005, including personnel reduction of 9 people in 2005. In connection with the implementation of our reorganization and restructuring plan in 2005, we had excess facilities in Dublin, Ireland. Since September 2005, our management has been in exit negotiations with the landlord in respect of one of our properties in Dublin, Ireland. At June 30, 2007, exit negotiations had not concluded. If we are successful in surrendering the long term lease in respect of the above property, we would expect an associated cash outflow of approximately $3.6 million, of which approximately $3.3 million is associated with restructuring charges and approximately $300,000 is associated with related expenses. In July 2007, the landlord initiated legal proceedings for full payment of rent for the period July 2006 – September 2007, including interest on arrears, in the amount of 1,198 Euro. At this point, we cannot assess the likely outcome of such legal proceeding or the damages that we may incur if the exit strategy is not accomplished or the landlord succeeds in its legal proceedings against us. Litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in the legal proceeding, there exists the possibility of a material adverse impact on our financial condition and results of operations for the period in which the ruling occurs. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions either change or do not materialize.
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
     A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euros, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euros and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the first half of 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $24,000 and $41,000 in the second quarter and first half of 2007, respectively, and a loss of $94,000 and $101,000 for the corresponding periods of 2006. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
     Approximately 68% of our total revenues for the first half of 2007 and 53% of our total revenues for the first half of 2006 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
     The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. For example, we have already licensed our multimedia solutions; however, this technology has not yet been deployed by our licensees to their end markets and may be subject to further modifications to address evolving market demands. In addition, the reduction in the number of our employees in connection with our recent restructuring efforts could adversely affect our ability to attract or retain customers who require certain research and development capabilities from their IP providers.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders was held on May 15, 2007. Holders of an aggregate of 19,467,113 shares of common stock at the close of business on March 22, 2007 were entitled to vote at the meeting and the holders of 14,944,336 shares of common stock were present or represented by proxy at the meeting. At such meeting, the Company’s stockholders voted as follows:
Proposal 1
     The following directors were elected at the meeting to serve for a one-year term: term

	For	Withheld
Eliyahu Ayalon	14,842,615	101,721
Zimon Limon	14,809,411	134,925
Bruce A. Mann	13,192,376	1,751,960
Peter McManaman	14,813,909	130,427
Sven-Christer Nillsson	14,845,193	99,143
Louis Silver	14,809,831	134,505
Dan Tocalty	14,845,288	99,048
Proposal 2
     To ratify the selection of Kost Forer Gabby & Kassierer, a member of Ernst & Young Global, as independent auditors of the company for the fiscal year ending December 31, 2007:

For 14,892,068	Against 41,313	Abstained 10,955	Broker Non-Vote 0

Item 6. EXHIBITS

Exhibit
No.	Description
10.24	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.25	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.26	CEVA, Inc. 2007 Executive Bonus Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: August 9, 2007	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 9, 2007	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)