Form 10-Q
period 2007-09-30
CEVA  INC
filed 2007-11-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,757,391 shares of common stock, $0.001 par value, as of November 1, 2007.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
          This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that given the complexity of applications for DSPs, it is no longer cost efficient and more difficult for most semiconductor companies and designers to develop these technologies in-house and they will increasingly rely on licensing integrated application platforms from third parties;

•	We are encouraged by early adoption by leading customers and strong interest in licensing these newer technologies for next generation products in our traditional markets, as well as new market segments that we currently do not have any presence.

•	Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	In light of the lack of success of our negotiations with the Harcourt landlord to date, we concluded that if a lease termination is negotiated, the surrender of the Harcourt lease will likely result in a cash outflow that is somewhat greater than the $3.6 million reported in previous periodic reports.
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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$42,679	$37,968
Short term bank deposits	2,098	3,029
Marketable securities (see Note 3)	21,180	23,237
Trade receivables, net	10,994	8,421
Deferred tax assets	761	613
Prepaid expenses	803	564
Other current assets	1,494	1,890

Total current assets	80,009	75,722

Severance pay fund	2,573	2,338
Deferred tax assets	600	382
Property and equipment, net	1,767	1,706
Investment in other company, net	4,233	4,233
Goodwill	36,498	36,498
Other intangible assets, net	77	201

Total assets	$125,757	$121,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$541	$718
Accrued expenses and other payables	8,691	9,462
Taxes payable	131	135
Deferred revenues	683	406

Total current liabilities	10,046	10,721

Long term liabilities:
Accrued severance pay	2,842	2,519
Accrued liabilities	1,305	1,697

Total long-term liabilities	4,147	4,216

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,734,096 and 19,330,144 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	20	19
Additional paid in-capital	146,567	142,826
Other comprehensive income	137	—
Accumulated deficit	(35,160)	(36,702)

Total stockholders’ equity	111,564	106,143

Total liabilities and stockholders’ equity	$125,757	$121,080

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Licensing and royalties	$21,540	$21,553	$7,492	$6,938
Other revenue	3,430	2,886	1,237	955

Total revenues	24,970	24,439	8,729	7,893
Cost of revenues	2,926	3,022	1,001	992

Gross profit	22,044	21,417	7,728	6,901
Operating expenses:
Research and development, net	14,015	14,159	4,705	4,270
Sales and marketing	4,645	4,791	1,471	1,414
General and administrative	4,134	4,535	1,515	1,577
Amortization of intangible assets	124	373	41	42

Total operating expenses	22,918	23,858	7,732	7,303

Operating loss	(874)	(2,441)	(4)	(402)
Financial and other income, net	2,620	1,949	1,170	778

Income (loss) before taxes on income	1,746	(492)	1,166	376
Taxes on income	204	185	54	35

Net income (loss)	$1,542	$(677)	$1,112	$341

Net income (loss) per share:
Basic	$0.08	$(0.04)	$0.06	$0.02

Diluted	$0.08	$(0.04)	$0.05	$0.02

Weighted-average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,516	19,150	19,647	19,239

Diluted	19,900	19,150	20,287	19,324

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Nine months ended September 30, 2007	Shares	Amount		capital	loss	deficit	equity
Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	1,542	1,542
Stock-based compensation	—	—		1,509	—	—	1,509
Unrealized gain from available-for-sale securities, net	—	—		—	11	—	11
Unrealized gain from hedging activities, net	—	—		—	126	—	126
Issuance of Common Stock upon exercise of employee stock options	198,242	1		1,335	—	—	1,336
Issuance of Common Stock under employee stock purchase plan	205,710	—(*	)	897	—	—	897

Balance as of September 30, 2007	19,734,096	$20		$146,567	$137	$(35,160)	$111,564

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Nine months ended September 30, 2006	Shares	Amount		capital	income	deficit	equity
Balance as of January 1, 2006	18,923,071	$19		$138,818	$—	$(36,604)	$102,233
Net loss	—	—		—	—	(677)	(677)
Stock-based compensation	—	—		1,660	—	—	1,660
Issuance of Common Stock upon exercise of employee stock options	41,195	—(*	)	210	—	—	210
Issuance of Common Stock under employee stock purchase plan	320,537	—(*	)	1,374	—	—	1,374

Balance as of September 30, 2006	19,284,803	$19		$142,062	$—	$(37,281)	$104,800

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended
	September 30,
	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$1,542	$(677)
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	674	1,124
Amortization of intangible assets	124	373
Stock-based compensation	1,509	1,660
(Gain) loss on marketable securities	(145)	24
Accrued interest on short term bank deposits	(95)	123
Unrealized foreign exchange loss	74	15
Gain on realization of investment	(425)	(57)
Marketable securities	19,349	(8,693)
Changes in operating assets and liabilities:
Increase in trade receivables	(2,573)	(932)
Decrease (increase) in other current assets and prepaid expenses	325	(146)
Increase in deferred income taxes	(366)	(113)
(Decrease) increase in trade payables	(198)	60
Increase in deferred revenues	277	136
(Decrease) increase in accrued expenses and other payables	(1,551)	53
Decrease in taxes payable	(4)	(111)
Increase (decrease) in accrued severance pay, net	79	(39)

Net cash provided by (used in) operating activities	18,596	(7,200)

Cash flows from investing activities:
Purchase of property and equipment	(735)	(303)
Proceeds from realization of investment	425	57
Investment in short term bank deposits	—	(5,135)
Proceeds from short term bank deposits	1,026	12,931
Investment in marketable securities	(19,603)	—
Proceeds from marketable securities	2,467	—
Transaction cost related to the GPS divestment	(39)	(913)

Net cash (used in) provided in investing activities	(16,459)	6,637

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	1,336	210
Proceeds from issuance of Common Stock under employee stock purchase plan	897	1,374

Net cash provided by financing activities	2,233	1,584
Effect of exchange rate movements on cash	341	377

Changes in cash and cash equivalents	4,711	1,398
Cash and cash equivalents at the beginning of the period	37,968	35,111

Cash and cash equivalents at the end of the period	$42,679	$36,509

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
U.S. dollars in thousands

	Nine months ended
	September 30,
	2007	2006
	Unaudited	Unaudited
Supplemental disclosure of non-cash activities

Investment in other company in regards to the Glonav transaction:
Goodwill	$—	$(1,900)
Intangible asset	—	(845)
Net working capital	—	(522)
Transaction cost related to the GPS divestment	—	(53)
Deferred gain related to GPS divestment transaction	—	(1,751)
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
NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
NOTE 3:    MARKETABLE SECURITIES AND DEPOSITS
     Marketable securities consist of corporate bonds and securities, U.S. government and agency securities and auction rate securities. Management determines the classification of investments in obligations with fixed maturities and marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
     In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company has classified at September 30, 2007, $4,017 from its marketable debt securities as trading securities and $17,163 as available-for-sale securities.
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

	As at September 30, 2007
		Accumulated other
		comprehensive income
	Amortized Cost	(loss)	Market Value
Available-for-sale securities

Corporate bonds and securities	$6,154	$(2)	$6,152
U.S. government and agency securities	6,998	13	7,011
Auction rate securities	4,000	—	4,000

	$17,152	$11	$17,163

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

	As at September 30, 2007
	Cost	Gain	Market Value
Trading securities

Corporate bonds and securities	$2,963	$55	$3,018
U.S. government and agency securities	993	6	999

	$3,956	$61	$4,017

Total marketable securities			$21,180

NOTE 4:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
     a. Summary information about geographic areas:
     The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).
     The following is a summary of operations within geographic areas:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:

United States	$6,447	$9,781	$1,318	$2,050
Europe, Middle East and Africa	9,513	9,232	4,297	2,474
Asia Pacific (1)	9,010	5,426	3,114	3,369

	$24,970	$24,439	$8,729	$7,893

     Individual countries representing 10% or more of total revenues included in the table above are as follows:

(1) Japan	$3,554	$2,455	$1,938	$1,386

     b. Major customer data as a percentage of total revenues:
     The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Nine months ended				Three months ended
	September 30,				September 30,
	2007		2006		2007		2006
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	*	)	20%		*	)	*	)
Customer B	19%		10%		*	)	14%
Customer C	*	)	*	)	*	)	10%
Customer D	*	)	*	)	*	)	13%
Customer E	13%		*	)	30%		*	)
Customer F	*	)	*	)	17%		*	)

*)	Less than 10%.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income (loss) per share	$1,542	$(677)	$1,112	$341

Denominator:
Denominator for basic net income (loss) per share
Weighted-average number of shares of Common Stock	19,516	19,150	19,647	19,239
Effect of employee stock options	384	—	640	85

	19,900	19,150	20,287	19,324

Net income (loss) per share
Basic	$0.08	$(0.04)	$0.06	$0.02

Diluted	$0.08	$(0.04)	$0.05	$0.02

     The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share since their effect was anti-dilutive was 1,161,062 and 2,410,282 shares for the three and nine months periods ended September 30, 2007, respectively, and 4,647,150 and 4,819,863 shares for the corresponding periods of 2006.
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
     During the third quarter of 2007, the Company granted options to purchase 131,000 shares of common stock, at an exercise price of $9.10 per share, and the Company issued 237,801 shares of common stock under its stock option and purchase programs for an aggregate consideration of $1,391. Options to purchase 4,120,463 shares of common stock were outstanding at September 30, 2007. During the comparable period of 2006, the Company granted options to purchase 25,500 shares of common stock, at an exercise price of $5.50 per share, and the Company issued 135,395 shares of common stock under its stock option and purchase programs for an aggregate consideration of $581. Options to purchase 4,571,997 shares were outstanding at September 30, 2006.
     The weighted average fair value per share of the options granted during the three months ended March 31, June 30, and September 30, 2007 was $7.22, $8.12 and $9.10, respectively. During the comparable periods of 2006, the weighted average fair value per share of the options granted was $6.52, $5.90 and $5.50, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
     A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Nine months ended
	September 30,
	2007
	(unaudited)
			Weighted
			Average
		Weighted	Remaining
	Number of	average exercise	Contractual	Aggregate
	options	price	Term	Intrinsic Value
Outstanding at the beginning of the year	4,250,910	$8.15

Granted	885,500	7.69

Exercised	(198,242)	6.74

Forfeited or expired	(817,705)	10.51

Outstanding at the end of the period	4,120,463	$7.65	4.7	$5,218,809

Exercisable, vested or expected to vest as of September 30, 2007	2,493,448	$8.12	3.8	$2,003,402

	Three months ended
	September 30,
	2007
	(unaudited)
			Weighted
			Average
		Weighted	Remaining
	Number of	average exercise	Contractual	Aggregate
	options	price	Term	Intrinsic Value
Outstanding at the beginning of the period	4,616,953	$7.83

Granted	131,000	9.10

Exercised	(134,217)	6.95

Forfeited or expired	(493,273)	9.85

Outstanding at the end of the period	4,120,463	$7.65	4.7	$5,507,241

Exercisable, vested or expected to vest as of September 30, 2007	2,493,448	$8.12	3.8	$2,177,943

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
     The following table shows the total stock-based compensation charge included in the condensed consolidated statement of operations:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$55	$38	$19	$14
Research and development expenses	646	523	234	170
Sales and marketing expenses	250	258	76	78
General and administrative expenses	558	841	196	248

Total	$1,509	$1,660	$525	$510

     Net income for the three and nine months ended September 30, 2007 was $86 and $190, respectively, lower than had the Company continued to account for stock-based compensation using the Black-Scholes option pricing model. Basic net income per share for the three and nine months ended September 30, 2007 was $0.01 and $0.00, respectively, lower than had the Company continued to account for stock-based compensation using the Black-Scholes option pricing model. Diluted net income per share for both the three and nine months ended September 30, 2007 was $0.01 lower than had the Company continued to account for stock-based compensation using the Black-Scholes option pricing model.
     Under SFAS 123(R), the stock-based compensation expense has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Black-Scholes option pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter with the following weighted average assumptions:

	Three months ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Dividend yield	0%	0%
Expected volatility	34%	40%
Risk-free interest rate	5%	5%
Expected forfeiture (employees)	20%	10%
Expected forfeiture (executives)	10%	10%
Expected life	—	4 Years
Contractual term of up to	7 Years	—
Suboptimal exercise multiple	1.6	—
     The fair value for rights to purchase awards under the Company’s employee share purchase plan was estimated on the date of grant using the same weighted average assumptions set forth above for the three months ended September 30, 2007 and 2006 except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to have a weighted average of 37% for the three months ended September 30, 2007.
     As of September 30, 2007 and 2006, there were balances of $1,818 and $1,414, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share for the three and nine months ended September 30, 2007 was $0.03 and $0.08 per share, respectively. The impact of stock-based compensation expense on basic and diluted income (loss) per share for the three and nine months ended September 30, 2006 was $0.03 and $0.09 per share, respectively.
NOTE 7:    REORGANIZATION AND SEVERANCE CHARGE
     During the third quarter of 2007, the Company’s management re-initiated exit negotiations with the landlord of one of its properties in Dublin, Ireland, which negotiations commenced in September 2005. The lease for these Dublin facilities, known as the Harcourt lease, provides for an aggregate annual rental of approximately $1,300 and expires in 2021. At September 30, 2007 and the filing date of this periodic report, the Company concluded that it has no assurance whether, and if so when, the exit negotiations will

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
result in a lease termination. Pursuant to a sublet strategy in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of September 30, 2007, the portion of the restructuring reserve relating to the Harcourt lease was $2,479. Revisions to the Company’s estimates of this liability could materially impact its operating results and financial position in future periods if anticipated events and assumptions regarding this lease either change or do not materialize. In addition to its impact on the Company’s operating results, in light of the lack of success of the Company’s negotiations with the Harcourt landlord to date, the Company concluded that if a lease termination is negotiated, the surrender of the Harcourt lease will likely result in a cash outflow that is somewhat greater than the $3,600 reported in previous periodic reports.
     In July 2007, the Harcourt landlord initiated legal proceedings against the Company for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. The Company paid an amount equal to approximately $1.5 million (of which approximately $0.8 million was included in accrued expenses under restructuring and approximately $0.7 million was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against the Company were dropped.
     The balance as of September 30, 2007 relating to restructuring and other charges was $2,634, of which $1,329 was included in accrued expenses and other payables, and $1,305 was included in long term accrued liabilities. The major components of the restructuring and other charges are as follows:

	Under-utilized
	building	Legal and
	operating lease	professional
	obligations	fees	Total
Balance as of December 31, 2006	$2,976	$330	$3,306

Effect of exchange rate	219	—	219

Cash outlays	(891)	—	(891)

Balance as of September 30, 2007	$2,304	$330	$2,634
NOTE 8:    DERIVATIVES AND HEDGING ACTIVITIES
     Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
     To protect against the increase in value of forecasted foreign currency cash flow resulting from salary in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted in the second quarter of 2007, a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli facilities denominated in NIS for a period of one to twelve months with forward contracts.
     As of September 30, 2007, the Company recorded comprehensive income of $126 from its forward contracts in respect to anticipated payroll of its Israeli facilities expected in 2007. Such amounts will be recorded into earnings in the fourth quarter of 2007 and the first quarter of 2008.
NOTE 9:    CONTINGENCIES
     On October 30, 2007, the Company commenced proceedings against u-blox AG (“u-blox”) in the Court of Commerce of the Canton of Zurich, Switzerland following u-blox’s refusal to allow the Company to complete a routine royalty audit of its books and

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
records in accordance with the terms of the license agreement, and u-blox’s subsequent refusal to provide information and discuss issues relating to u-blox’s reporting and other activities. By these proceedings, the Company asks the Court to compel u-blox to provide information to enable the royalty audit to be completed and to require u-blox to pay royalties and/or damages in relation to any underreporting, underpayment and/or misuse of the technology rights licensed to them. At this point, the Company cannot assess the amount of the recovery, if any.
     Except for the above referenced legal proceedings, the Company is not party to any litigation or other legal proceedings that the Company believe could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for the fiscal year beginning after November 15, 2007 and the interim periods thereafter, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

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
          CEVA addresses the requirements of the wireless handset consumer electronics, storage and telecommunication markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms, and a range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications.  Our offerings include a family of programmable DSP cores with a range of cost, power-efficiency and performance points; DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and a portfolio of application platforms, including multimedia, audio, Voice over Internet Protocol (VoIP), Serial ATA (SATA) and Bluetooth (BT).  In addition, we offer design services to our customers mainly in the form of porting our technology to customer foundries and processes.
          Given the complexity of applications for DSP-based technology, there is an increased need of customers to add to the basic DSP core additional technologies in the form of integrated application specific hardware and software peripherals. In order to grow our business by capitalizing on this industry shift, as well as maintain profitability, we need to introduce new products addressing this need and successfully penetrate new markets with these new products.  In March 2007, CEVA introduced a new family of application-optimized multimedia solutions enabling the development of high-volume, low-cost mobile consumer electronics with advanced multimedia capabilities.  In March 2007, we announced our latest generation in the CEVA-X architecture, the CEVA-X1641, targeted for the Long Term Evolution (LTE), WiMAx and high density voice and video gateways.  In May 2007, we also announced the introduction of CEVA-TeakLite-III(TM), a third-generation DSP architecture based on the broadly adopted TeakLite family of DSP cores. This feature-rich native 32-bit architecture is backward compatible with previous versions of CEVA-TeakLite(TM) cores and delivers higher performance and lower power for demanding applications such as 3G cellular handsets, High Definition (HD) audio, VoIP and portable audio devices. We are encouraged by the strong interest expressed by our customers in licensing these newer technologies for next generation products targeted for our traditional markets, as well as new market segments that we currently do not have any presence.
          Our business nonetheless operates in a highly competitive environment with a variety of implementations, both software-based and hardware-based IP solutions.  We anticipate that our customers will take a very cautious approach in adopting our newer technologies and therefore the time to market of products incorporating our new technologies may be prolonged. We may not realize any revenue from these new technologies in the near future, if at all.  In addition, it is widely known in the industry that software-based video, though providing flexibility and shorter time to market, has a larger die size which may concern customers, especially those that manufacture consumer products that target the low end market.  Additionally, the markets for our technology are rapidly changing with divergent trends and end-user needs emerging at a pace that makes current technology obsolete in a short amount of time.  This obsolesce trend as well as aggressive competition has resulted, and could result in the future, in substantial declines in the prices that we are able to charge for our existing intellectual property.  We will need to enter into additional licensing arrangements to offset the continuing decline of licensing fees generated by our existing technology or introduce new products and expand into new markets to boost our revenue.  However, the introduction of new products and the penetration of new markets will require the expenditure of greater research and development resources and cause us to re-assess the viability of our older product lines and less productive business divisions, all of which may increase our operating expenses without the offset of additional revenue.  We cannot provide any assurances that we will succeed in growing our business or maintain profitability.
RESULTS OF OPERATIONS
Total Revenues
     Total revenues increased 11% and 2% for the third quarter and the first nine months of 2007, respectively, compared to corresponding periods in 2006. The increase in the third quarter and the first nine months of 2007, compared to corresponding periods in 2006, resulted mainly from higher royalty revenues during the period offset by lower licensing revenues during the same period.
     Licensing and royalty revenues accounted for 86% of our total revenues for the first nine months of 2007, compared to 88% for the first nine months of 2006. Two customers accounted for 19% and 13% of revenues for the first nine months of 2007 compared to two customers that accounted for 20% and 10% of revenues for the first nine months of 2006. Licensing and royalty revenues accounted for 86% of our total revenues for the third quarter of 2007, compared to 88% for the third quarter of 2006. Two customers accounted for 30% and 17% of revenues for the third quarter of 2007 compared to three customers that accounted for 14%, 10% and 13% of revenues for the third quarter of 2006. Due to the nature of our license agreements and the associated large individual contract amounts, our major customers generally vary from quarter to quarter.
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
     We generate royalties from licensing activities in two manners: (1) royalties paid by our customers based on the number of units incorporating our technology, which we refer to as per unit royalties, and (2) royalties which are paid in a lump sum which cover a fixed number of units incorporating our technology to be shipped in the future, or which provide for lower per unit royalties in the future for each unit of product incorporating our technology, which we refer to as prepaid royalties. Prepaid royalties may be negotiated as part of an initial license agreement or may be subsequently negotiated with an existing licensee who has begun or is about to begin making shipments of units incorporating our technology and has used up all of the prepayments covered in their initial license agreement.  In the latter case, we negotiate an additional lump sum payment to cover a fixed number of additional future unit shipments.  We also renegotiate additional lump sum payments paid in advance to lower future per unit royalties.  Prepaid royalties are non-refundable payments that do not require any continuing commitment by us and are recognized when payment become due, provided that no future obligation exists.  Only royalty revenue from customers who are paying as they ship units incorporating our technology is recognized in our royalty revenue line.  These per unit royalties are invoiced and recognized on a quarterly basis as we receive quarterly shipment reports from our licensees for the prior quarter.
Licensing and Royalty Revenues

	Nine Months	Nine Months	Third Quarter	Third Quarter
	2007	2006	2007	2006
Licensing and royalty revenues (in millions)	$21.5	$21.6	$7.5	$6.9

of which:
Licensing revenues (in millions)	$15.4	$16.9	$5.3	$5.5
Royalty revenues (in millions)	$6.1	$4.7	$2.2	$1.4
     Licensing revenues were $5.3 and $15.4 million for the third quarter and first nine months of 2007, respectively, a decrease of 4% and 8% from the third quarter and first nine months of 2006, respectively. During the third quarter of 2007, we concluded ten new license agreements. Eight agreements were for CEVA DSP cores and platforms and two agreements were for CEVA SATA technology. Geographically, two of the ten license agreements concluded were in the U.S., five were in Europe and three were in the Asia Pacific region. Target applications for our customer’s deployment are 2G/3G/4G phones, wireless headsets, solid state disk (SSD) devices, surveillance equipment and fingerprint recognition systems. During the second quarter of 2007, we concluded eight new license agreements. Six agreements were for CEVA DSP cores and platforms, one agreement was for CEVA SATA technology and one agreement was for CEVA Bluetooth 2.0+EDR technology. Geographically, three of the eight license agreements concluded were in the U.S., one was in Europe and four were in the Asia Pacific region. During the first quarter of 2007, we concluded nine new license agreements. Six agreements were for CEVA DSP cores and platforms and three agreements were for CEVA SATA technology. Geographically, four of the nine license agreements concluded were in the U.S., two were in Europe and three were in the

Asia Pacific region. The net decrease in licensing revenues for the third quarter of 2007 as compared to the corresponding period of 2006 reflects lower revenues from our Teak DSP Core, TeakLite DSP core family, SATA and Bluetooth technology, offset by higher revenue from our CEVA-X DSP core. The net decrease in licensing revenues for the nine months of 2007 as compared to the corresponding period of 2006 reflects lower revenues from our SATA, PLL and Bluetooth product lines as well as lower revenues from our TeakLite DSP core family. This decrease was partially offset by higher revenue from our CEVA-X DSP core and Teak DSP core.
     Royalty revenues were $2.2 and $6.1 million for the third quarter and first nine months of 2007, respectively, an increase of 54% and 30% from the comparable periods of 2006. The increase for the third quarter and first nine months of 2007 was mainly due to a substantial production ramp-up by one of our customers in the consumer electronics market, as well as a few of our reporting customers in the handset market provider. Our per unit and prepaid royalty customers reported aggregate sales of 54 and 140 million units incorporating our technology for the third quarter and first nine months of 2007, respectively, compared to 47 and 140 million units for the comparable periods of 2006. Five largest customers paying per unit royalty accounted for 71% and 70% of total royalty revenues for the third quarter and first nine months of 2007, respectively, compared to 76% and 73% for the comparable periods of 2006.
     We had 27 customers shipping units incorporating our technology offerings in the third quarter of 2007, compared to 26 customers in the second quarter of 2007. This compares to 24 customers in both the second and third and second quarter of 2006. At September 30, 2007, we had 20 customers under per unit royalty arrangements and 7 under prepaid royalty arrangements, compared to 19 customers under per unit royalty arrangements and 7 under prepaid royalty arrangements at June 30, 2007. This compares to 16 customers under per unit royalty arrangements and 8 under prepaid royalty arrangements at September 30, 2006 and June 30, 2006. One new European licensing customer was added in the third quarter of 2007, which started to pay quarterly per unit royalties for products in the 3G handset market that utilize our CEVA-X DSP.
Other Revenues
     Other revenues were $1.2 and $3.5 million for the third quarter and first nine months of 2007, respectively, an increase of 30% and 19% compared to the third quarter and first nine months of 2006. Other revenues accounted for 14% of our total revenues for the third quarter and first nine months of 2007, compared to 12% for the comparable periods of 2006. Other revenues include support for licensees and sale of development systems. The increase in other revenues for both the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 was mainly as a result of higher sales of development systems.
Geographic Revenue Analysis

	Nine Months		Nine Months		Third Quarter		Third Quarter
	2007		2006		2007		2006
	(in millions, except percentages)				(in millions, except percentages)
United States	$6.5	26%	$9.8	40%	$1.3	15%	$2.0	26%
Europe, Middle East, Africa	$9.5	38%	$9.2	38%	$4.3	49%	$2.5	31%
Asia Pacific	$9.0	36%	$5.4	22%	$3.1	36%	$3.4	43%
     Within the Asia Pacific region, we derived more than 10% of total revenues from Japan during the third quarter and first nine months of 2007. Due to the nature of our license agreements and the associated large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter depending on the timing of deals in each region.
Divestment of GPS Technology
     On June 23, 2006, we divested our GPS technology and associated business to Glonav Inc. in return for an equity ownership of 19.9% in Glonav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock. The Series A-1 and Series A-2 are convertible into voting common stock and non-voting common stock, respectively, of Glonav on a one-for-one basis. Subject to certain limitations, if Glonav engages in future equity funding of up to $20 million, we also will receive additional shares of Glonav’s Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of Glonav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20 million. Although we have transferred the GPS customer contracts and GPS intellectual property to Glonav, we will continue to share with Glonav certain revenues relating to the GPS assets. Our valuation of our equity investment in Glonav is $5.98 million based on the value of the assets and cash attributable to Glonav and the investment was recorded as an investment in other company, net on our condensed consolidated balance sheets and stated at cost. Since Glonav is a highly leveraged entity, and has received additional funding to continue operation of the company, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 has been deferred and presented in the balance sheets as a deduction from “investment in other company.”
Cost of Revenues
     Cost of revenues were $1.0 and $2.9 million for the third quarter and first nine months of 2007, respectively, compared to $1.0 and $3.0 million from the comparable periods of 2006. The slight changes for the third quarter and for the first nine months of 2007 principally reflects less customization work for our licensees, partially offset by higher royalties cost for the chief scientist in Israel. Cost of revenues accounted for 11% and 12% of total revenues for the third quarter and first nine months of 2007, respectively, compared to 13% and 12% for the comparable periods of 2006. Gross margins for the third quarter and first nine months of 2007 were 89% and 88%, respectively, compared to 87% and 88% for the comparable periods of 2006. The increase in the dollar amount and percentage of gross margins in the third quarter and first nine months of 2007 as compared to the corresponding period in 2006 principally reflects the revenue mix during the third quarter and first nine months of 2007 with higher royalty revenue than licensing revenue which has higher gross margin and the execution of a greater number of license agreements with more customization requirements during the third quarter and first nine months of 2006 which lowered the gross margins for those agreements. Included in cost of revenues for the third quarter and first nine months of 2007 was a non-cash stock compensation expense of $19,000 and $55,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $14,000 and $38,000 for the comparable periods of 2006.
Operating Expenses
     Total operating expenses were $7.7 and $22.9 million for the third quarter and first nine months of 2007, respectively, compared to $7.3 and $23.9 million from the comparable periods of 2006. The increase for the third quarter of 2007 principally reflects an increase in salary cost, marketing activities and project related expenses, partially offset by a decrease in investment in design tools. The decrease for the first nine months of 2007 principally reflects cost saving measures taken as a result of the divestment of our GPS technology and associated business during the second quarter of 2006, lower professional and director costs and lower non-cash compensation expenses, partially offset by an increase in salary cost, project related expenses and marketing activities.
Research and Development Expenses, Net
     Our research and development expenses were $4.7 and $14.0 million for the third quarter and first nine months of 2007, respectively, compared to $4.3 and $14.2 million for the comparable periods of 2006. The increase for the third quarter of 2007 primarily attributed to the increase in salary costs, a decrease in research grants received from the Israeli and Irish governments and an increase in project related expenses, partially offset by a decrease in investment in design tools. The decrease for the first nine months of 2007 reflects lower expenses as a result of the divestment of our GPS technology and associated business which led to a lower number of research and development personnel and a decrease in investment in design tools, partially offset by higher non-cash stock compensation expenses and project related expenses. Included in research and development expenses for the third quarter and first nine months of 2007 was a non-cash stock compensation expenses of $234,000 and $646,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $170,000 and $523,000 for the comparable periods of 2006. Research and development expenses as a percentage of total revenues were 54% and 56% for the third quarter and first nine months of 2007, respectively, compared to 54% and 58% for the comparable periods of 2006.
     The number of research and development personnel was 135 at September 30, 2007, compared to 139 at September 30, 2006.
Sales and Marketing Expenses
     Our sales and marketing expenses were $1.5 and $4.6 million for the third quarter and first nine months of 2007, respectively, compared to $1.4 and $4.8 million for the comparable periods of 2006. The slight increase for the third quarter of 2007 primarily reflects higher marketing activities, partially offset by lower sales commission expenses. The slight decrease for the first nine months of 2007 primarily reflects lower labor costs and related expenses due to a change in headcount mix, partially offset by higher sales commission expenses and marketing activities. Included in sales and marketing expenses for the third quarter and first nine months of 2007 was a non-cash stock compensation expenses of $76,000 and $250,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $78,000 and $258,000 for the comparable periods of 2006. Sales and marketing expenses as a percentage of total revenues were 17% and 19% for the third quarter and first nine months of 2007, respectively, compared to 18% and 20% for the comparable periods of 2006.
     The total number of sales and marketing personnel was 18 at both September 30, 2007 and September 30 2006.

General and Administrative Expenses
     Our general and administrative expenses were $1.5 and $4.1 million for the third quarter and first nine months of 2007, respectively, compared to $1.6 and $4.5 million for the comparable periods of 2006. The slight decrease for the third quarter of 2007 primarily reflects lower non-cash stock compensation and rent expenses partially offset by an increase in salary costs. The decrease for the first nine months of 2007 primarily reflects lower professional services costs, lower director expenses as well as lower non-cash stock compensation expenses, partially offset by an increase in salary costs. Included in general and administrative expenses for the third quarter and first nine months of 2007 was a non-cash stock compensation charge of $196,000 and $558,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006, compared to $248,000 and $841,000 for the comparable periods of 2006. General and administrative expenses as a percentage of total revenues were 17% for both the third quarter and first nine months of 2007, compared to 20% for the third quarter of 2006 and 19% for the first nine months of 2006.
     The number of general and administrative personnel was 25 at September 30, 2007, compared to 26 at September 30, 2006.
Amortization of Other Intangibles
     Our amortization charge decreased to $41,000 and $124,000 for the third quarter and first nine months of 2007, respectively, from $42,000 and $373,000 for the comparable periods of 2006. The decrease for the first nine months of 2007 was mainly due to a decrease in the amount of other intangible assets, net of $845,000, as a result of the divestment of our GPS technology and associated business to Glonav during the second quarter of 2006.
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
     During the third quarter of 2007, our management re-initiated exit negotiations with the landlord of one of our properties in Dublin, Ireland, which negotiations commenced in September 2005. The lease for these Dublin facilities, known as the Harcourt lease, provides for an aggregate annual rental of approximately $1.3 million and expires in 2021. At September 30, 2007 and the filing date of this periodic report, we concluded that we have no assurance whether, and if so when, the exit negotiations will result in a lease termination. Pursuant to a sublet strategy in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as of September 30, 2007, the portion of the restructuring reserve relating to the Harcourt lease was $2,479,000. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions regarding this lease either change or do not materialize. In addition to its impact on our operating results, in light of the lack of success of our negotiations with the Harcourt landlord to date, we concluded that if a lease termination is negotiated, the surrender of the Harcourt lease will likely result in a cash outflow that is somewhat greater than the $3.6 million reported in previous periodic reports.
     In July 2007, the Harcourt property landlord in Dublin, Ireland initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million, representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped.

Financial and Other Income, Net (in millions)

	Nine Months	Nine Months	Third Quarter	Third Quarter
	2007	2006	2007	2006
Financial income, net	$2.62	$1.95	$1.17	$0.78
of which:
Interest income and gains from marketable securities	$2.27	$2.00	$0.78	$0.79
Foreign exchange loss	$(0.08)	$(0.11)	$(0.04)	$(0.01)

Other income
Gain on realization of investment	$0.43	$0.06	$0.43	$—
     Financial and other income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned during the first nine months of 2007 as compared to the corresponding period of 2006 reflects higher interest rates and higher combined cash and marketable securities balances held.
     We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $38,000 and $79,000 in the third quarter and first nine months of 2007, respectively, and a loss of $13,000 and $114,000 for the corresponding periods of 2006.
Provision for Income Taxes
     The provision for income taxes during the first nine months of 2007 and 2006 reflects income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated in those two countries. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
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
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2007, we had approximately $42.7 million in cash and cash equivalents and $23.3 million in deposits and marketable securities, totaling $66.0 million compared to $64.2 million at December 31, 2006. During the first nine months of 2007, we invested $19.6 million of our cash in corporate bonds and securities, U.S. government and agency securities and auction rate securities. In addition, corporate bonds and securities, and U.S. government and agency securities were sold or redeemed for cash amounting to $21.8 million. These instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest and purchases and sales are considered part of cash flows from investing activities.
     Net cash provided by operating activities during the first nine months of 2007 was $18.6 million, compared to $7.2 million of net cash used in operating activities for the comparable period of 2006. Included in the operating cash inflow for the first nine months of 2007 were net proceeds of $19.3 million from the sale or redemption of marketable securities. Included in the operating cash outflow for the first nine months of 2006 was a net investment of $8.7 million in marketable securities.

     Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. During the third quarter of 2007, our management re-initiated exit negotiations with the landlord of one of our properties in Dublin, Ireland, which negotiations commenced in September 2005. The lease for these Dublin facilities, known as the Harcourt lease, provides for an aggregate annual rental of approximately $1.3 million and expires in 2021. At September 30, 2007 and the filing date of this periodic report, we concluded that we have no assurance whether, and if so when, the exit negotiations will result in a lease termination. In accordance with SFAS 146, as of September 30, 2007, the portion of the restructuring reserve relating to the Harcourt lease was $2,479,000. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions regarding this lease either change or do not materialize. In addition to its impact on our operating results, in light of the lack of success of our negotiations with the Harcourt landlord to date, we concluded that if a lease termination is negotiated, the surrender of the Harcourt lease will likely result in a cash outflow that is somewhat greater than the $3.6 million reported in previous periodic reports.
     In July 2007, the Harcourt property landlord in Dublin, Ireland initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million, representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped.
     Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our ongoing cash outflows may be materially affected by our exit negotiations relating to the Harcourt property.
     Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
     Net cash used in investing activities for the first nine months of 2007 was $16.5 million compared to $6.6 million of net cash provided in investing activities for the first nine months of 2006. We had a cash outflow of $19.6 million and a cash inflow of $2.5 million in respect of investments in marketable securities during the first nine months of 2007. We had a cash inflow of $1.0 million in respect of investments in short term bank deposits during the first nine months of 2007 compared to a cash inflow of $12.9 million and cash outflow of $5.1 million for the comparable period in 2006. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $735,000 for the first nine months of 2007, compared to $303,000 for the comparable period in 2006. The main increase in capital expenditure for the first nine months of 2007 was associated with tester equipment for the SATA product line. We had a cash inflow of $425,000 and $57,000 from the disposal of a minority investment in a private company in the first nine months of 2007 and 2006, respectively.
     Net cash provided by financing activities during the first nine months of 2007 and 2006 was $2.2 and $1.6 million, respectively, and reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange loss of $38,000 and $79,000 in the third quarter and first nine months of 2007, respectively, and a loss of $13,000 and $114,000 for the corresponding periods of 2006.
          As a result of currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. Due to the volatility in the exchange rate of the NIS and Euro versus the U.S. dollar, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program to partially protect against an increase in value of forecasted foreign currency cash flows resulting, mainly, from salary payments (for more information about our hedging activity, see Note 8 to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2007). Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis; although the impact of currency fluctuations has not been material to date.
          We invest our cash in high grade certificates of deposits, U.S. government and agency securities, corporate bonds and auction rate securities. Cash held by foreign subsidiaries is generally held in short-term deposits denominated in the local currency.
          Interest income and gains from marketable securities were $780,000 and $2.27 million for the third quarter and first nine months of 2007, respectively, compared to $790,000 and $2.0 million for the comparable periods of 2006. The increase in interest and gains from marketable securities earned reflects a combination of higher interest rates and higher combined cash and marketable securities balances held.
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
          The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2007.
Item 4.    CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
          PART II.    OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
     In July 2007, the Harcourt property landlord in Dublin, Ireland initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million, representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped.
     On October 30, 2007, we commenced proceedings against u-blox AG (“u-blox”) in the Court of Commerce of the Canton of Zurich, Switzerland following u-blox’s refusal to allow us to complete a routine royalty audit of its books and records in accordance with the terms of the license agreement, and u-blox’s subsequent refusal to provide information and discuss issues relating to u-blox’s reporting and other activities. By these proceedings, we ask the Court to compel u-blox to provide information to enable the royalty audit to be completed and to require u-blox to pay royalties and/or damages in relation to any underreporting, underpayment and/or misuse of the technology rights licensed to them. At this point, we cannot assess the amount of the recovery, if any.

     Except for the above referenced legal proceedings, the Company is not party to any litigation or other legal proceedings that the Company believe could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indictor of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “The Israeli benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (6) changes to the Risk Factor below entitled “The future growth of our business depends in part on our ability to license to system OEMs and small-to-medium-sized semiconductor companies directly and to expand our sales geographically;” (7) deletion of the Risk Factor below entitled “Our restructuring efforts in 2005 and 2006, as well as the divestment of our GPS technology and related business, could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future;” and (8) addition of the Risk Factor below entitled “Our exit negotiations with the landlord of the Harcourt lease property in Dublin, Ireland, if it occurs, could result in significant cash outflows.”
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
          The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have an impact on our competitiveness:
•	Microprocessor IP providers, such as ARM, MIPS Technologies, Tensilica and ARC, are offering DSP extensions to their IP.

•	SATA IP market is highly standardized with several vendors offering similar products, leading to price pressure for both licensing and royalty revenue.

•	Our video solution is software based and competes with hardware implementation offered by companies such as Hantro and other software solution offered by Hantro, Imagination Technologies, Tensilica and Chips & Media (acquired by MIPS Technologies).

•	ARC is offering a licensing model based on royalty payments specifically for Chinese customers that waive initial licensee fees.

•	Lower license fees and overall erosion of average selling prices of our IP.
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
          We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 19% and another customer accounted for 13% of our total revenues for the first nine months of 2007. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
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
Our exit negotiations with the landlord of the Harcourt lease property in Dublin, Ireland, if it occurs, could result in significant cash outflows.
          We implemented reorganization and restructuring plans in 2005, including personnel reduction. In connection with the 2005 restructuring plan, we had excess facilities in our Harcourt lease property in Dublin, Ireland. During the third quarter of 2007, our management re-initiated exit negotiations with the landlord of one of our properties in Dublin, Ireland, which negotiations commenced in September 2005. The lease for these Dublin facilities, known as the Harcourt lease, provides for an aggregate annual rental of approximately $1.3 million and expires in 2021. At September 30, 2007 and the filing date of this periodic report, we concluded that we have no assurance whether, and if so when, the exit negotiations will result in a lease termination. As of September 30, 2007, the portion of the restructuring reserve relating to the Harcourt lease was $2,479,000. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions regarding this lease either change or do not materialize. In addition to its impact on our operating results, in light of the lack of success of our negotiations with the Harcourt landlord to date, we concluded that if a lease termination is negotiated, the surrender of the Harcourt lease will likely result in a cash outflow that is somewhat greater than the $3.6 million reported in previous periodic reports.
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
          A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euros, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euros and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the first nine months of 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $38,000 and $79,000 in the third quarter and first nine months of 2007, respectively, and a loss of $13,000 and $114,000 for the corresponding periods of 2006. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
          Approximately 74% of our total revenues for the first nine months of 2007 and 60% of our total revenues for the first nine months of 2006 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
Item 6.    EXHIBITS

Exhibit
No.	Description
10.27	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002.

10.28	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003 (incorporated herein by reference to Exhibit 10.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: November 9, 2007	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)