Form 10-K
period 2007-12-31
CEVA  INC
filed 2008-03-14
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-49842
CEVA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0556376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2033 Gateway Place, Suite 150, San Jose, California	95110-1002
(Address of principal executive offices)	(Zip Code)
(408) 514-2900
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	NASDAQ GLOBAL MARKET
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
Yes ☑            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $109,250,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2008

Common Stock, $0.001 par value per share	20,126,940 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is increasingly an industry shift away from the traditional approach of licensing standalone DSPs and towards licensing highly integrated application platforms incorporating all the necessary hardware and software for their target applications and that the growth in demand for these platforms will drive demand for our technology and that we are well positioned to take full advantage of this industry shift;

•	Forward Concepts forecasts total DSP semiconductor shipments to grow 12% in the next four years to a level of $14.6 billion;

•	Our belief that the penetration of ultra low cost (ULC) handsets in rural sites, specifically China and India, represents future growth potential for our business;

•	Our belief that the introduction of additional technologies, such as advanced DSP cores for the fourth generation handset and high definition audio and video, will contribute to our growth in future periods;

•	Our belief that our future solutions will provide the desired flexibility needed for the always-connected Internet trend;

•	Our belief that our IP model is the best vehicle for a pervasive adoption of our technology;

•	Our belief that CEVA-X, CEVA-Teak and CEVA-TeakLite families of products will continue to generate a significant portion of our revenues for 2008;

•	Our belief that our royalty revenues will grow in the next few years due to recent announcements by our customers indicating that our DSP cores are incorporated in the design phases of four of the five largest original equipment manufacturers (OEMs) in the handset market;

•	Our belief that the devaluation of the U.S. dollar as compared to the NIS and Euro will result in an increase in overall expense increase in 2008; and

•	Our anticipation that our current cash on hand, short term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months.
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
This report contains market data prepared by third parties, including Gartner, Inc. and Forward Concepts. Actual market results may differ from the projections of such organizations. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Headquartered in San Jose, California, CEVA is a leading licensor of silicon intellectual property (SIP) primarily for the handsets and consumer electronics markets. For more than fifteen years, CEVA has been licensing a family of programmable Digital Signal Processor (DSP) cores with a range of cost, power-efficiency and performance points, DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design), and a portfolio of application-specific platforms, including video, audio, VoIP, Bluetooth and SATA, to leading semiconductor and original equipment manufacturer (OEM) companies worldwide. In 2007, analyst firm Gartner Inc. reported CEVA’s share of the licensable DSP market at 53%.
Our technology is licensed to leading consumer electronics companies in the form of intellectual property (IP), who then manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to OEM companies for incorporation into a wide variety of end products. We also license our technology directly to OEM companies. Our IP is primarily deployed in high volume markets, including handsets (e.g. cellular baseband, ultra-low-cost phones, multimedia phones, smart phones and Bluetooth), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
Our revenue mix contains primarily IP licensing fees, per unit and prepaid royalties and other revenues. Other revenues include revenues from support, training and sale of development systems. We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our technologies are widely licensed and power some of the world’s leading handset and consumer electronics semiconductor companies, including Broadcom, Infineon, Interdigital, Marvell, NXP, RadioFrame Networks, Renesas, ROHM, Samsung, Sharp, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA Telecom and Zoran.
In 2007, CEVA’s licensees shipped over 227 million CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 19% over 2006 shipments of 190 million chipsets. To date, over one billion CEVA-powered chipsets have been deployed by the world’s top consumer electronics brands, including Amoi, Casio, Fujitsu, Haier, i-mate, Lenovo, LG Electronics, Palm, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Sony Ericsson, Toshiba and ZTE.
CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. (“DSPG”) and Parthus Technologies plc (“Parthus”) in November 2002. We have over 190 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Europe, Israel and the United States.
CEVA is traded on both NASDAQ Global Market (CEVA) and the London Stock Exchange (CVA).
Industry Background
Digital Signal Processor (DSP) Cores
Digital Signal Processors continue to be one of the fastest growing sectors of the semiconductor industry. DSP is fundamental to all communication (wireless, broadband, VoIP), as well as digital multimedia processing (i.e. audio, video and image). DSP converts an analog signal (such as the human voice or music) into digital form. Such digital form then permits features such as data compression (a mandatory feature for saving memory space and allowing more users to share the scarce frequency band in wireless or wired communication), or audio and video enhancements for devices such DVDs, Digital TVs and MP3 players.
With the growth of the number of electronic devices that require digital data processing, so has the demand for reliable and ever more sophisticated DSP cores and associated algorithms built around them. Analyst firm Forward Concepts forecasts total DSP semiconductor shipments to grow 12% in the next four years to a level of $14.6 billion.
Semiconductor Intellectual Property (SIP)
The demand for high end and ultra-low-cost (ULC) handsets, mobile multimedia devices and home entertainment equipments has grown substantially in recent years. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power.

While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities. To address this “design gap,” many semiconductor designers and manufacturers increasingly are choosing to license proven intellectual property, such as processor cores (e.g. DSPs) and memory and application-specific platforms from third party SIP companies rather than develop those technologies in-house.
CEVA Business
CEVA addresses the requirements of the handset, mobile multimedia and home entertainment markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms and a range of software components which enable the rapid design of DSP-based chips or application-specific solutions for developing a wide variety of applications.
Given the complexity and the unique skill set required to develop a DSP core, companies increasingly rely on licensing DSP core technology from third parties such as CEVA. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the software, such as video, audio and VoIP, required for their DSP-based applications. As a result, in addition to licensing DSP cores, companies increasingly seek to license application-specific software and hardware from third parties such as CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.
IP Business Model
Our objective is for our CEVA DSP cores to become the DSP-of-choice in the embedded DSP market. To enable this goal, we have licensed and continue to license on a worldwide basis to semiconductor and system OEM companies that design, manufacture and source CEVA-based solutions that are combined with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chips from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, which helps to contain the cost of CEVA-based products.
We operate a licensing and per unit royalty business model. We typically charge a license fee for access to our technology and a royalty fee for each unit of silicon which incorporates our technology. License fees are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced one quarter in arrears and generally are based on a fixed unit rate or a percentage of the sale price for the CEVA-based silicon product.
Strategy
We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handset, video, audio, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:
•	continue to develop and enhance our range of DSP cores and associated subsystems — We seek to enhance our existing family of DSP cores and DSP-based subsystems with additional features, performance and capabilities.

•	continue to develop and enhance our range of complete and highly integrated platform solutions — We intend to continue developing our integrated IP solutions which combine application-specific software and dedicated logic — such as video, audio and VoIP - built around our DSP cores, and delivered to our licensing partners as a complete and verified system solution.

•	capitalize on our relationships and leadership — We seek to expand our worldwide community of semiconductor and system OEM licensees who are developing CEVA-based solutions.

•	capitalize on our IP licensing and royalty business model — We seek to maximize the advantages of our IP model which we believe is the best vehicle for a pervasive adoption of our technology. Furthermore, by not having to focus on manufacturing or selling silicon products, we are free to focus most of our resources on research and development of new licensable technologies and applications.
Products
We are the leading licensor of SIP DSP cores and platform solutions to the semiconductor industry. We offer a family of programmable DSP cores, associated subsystems and a portfolio of application-specific platforms, including multimedia, audio, VoIP, Bluetooth and SATA.
The diagram below illustrates how our portfolio of DSP cores, DSP-based subsystems and application-specific platforms integrate into a typical System-on-Chip (SOC).
CEVA DSP Cores
We market a family of synthesizable, programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, thereby allowing customers to select a DSP core ideally suited for their target application. The ability to match processing power to the application is an important consideration when designers select a DSP supplier. Our family of cores is largely software compatible, meaning that software from one core can be applied to another core, which significantly reduces investment in code development, and tools and designer training.
Our current portfolio of programmable DSP cores includes:
•	CEVA-X- a scalable VLIW-SIMD DSP architecture delivering high levels of performance at low power consumption. CEVA-X is uniquely designed as a multipurpose architecture, allowing multiple derivative cores with the optimal performance/price/power point requirements targeted at multiple markets, such as 3G and 4G phones, smart phones, personal media players and infrastructure equipments. CEVA-X combines extendibility — the architecture can be extended with user-defined instruction sets — with scalability, supporting between 2 to 16 Multiply Accumulate (MAC) units, as well as additional computational resources and memory bandwidth. CEVA-X enables licensees to efficiently develop software using high-level languages, such as C and C++, which reduces the cost of development.

CEVA-X1620, the first implementation of the CEVA-X architecture family, is a 16 bit data width, dual MAC DSP with four 40-bit arithmetic units. The CEVA-X1620 can run up to 8 instructions simultaneously and up to 20 SIMD operations at any given cycle. Demonstration CEVA-X1620 silicon runs at 400MHz (TSMC 0.13µ).

CEVA-X1622 is the second implementation of the CEVA-X architecture. It offers the same basic features as the CEVA-X 1620 but offers an enhanced memory architecture, including configurable memory size (64KB or 128KB), and configurable memory bank organizations in 2 or 4 blocks. It also offers advanced emulation capabilities.

CEVA-X1641 is the third implementation of the CEVA-X architecture. It is the first Quad-MAC DSP CEVA-X core and is designed specifically to run highly computational intensive tasks that require substantial data throughput and high memory bandwidth, such as 3G, WiMAX, LTE and advanced multimedia standards.

CEVA-X DSP cores are complemented by development platforms and Software Development Kits (SDK). All components of CEVA-X tools are developed in-house by CEVA to deliver optimal performance.

•	CEVA-Teak - a 16-bit fixed point general purpose DSP core. Its dual MAC architecture features high performance and bandwidth for complex signal processing implementations. Its capability to run up to 4 instructions simultaneously while using only a single 16-bit instruction word make it ideal for portable multimedia and wireless communication markets. CEVA-Teak markets include 2.5G/2.75G handsets, portable multimedia devices, portable audio players, digital still cameras and VoIP phones.

•	CEVA-TeakLite - a single MAC 16-bit fixed point DSP core. CEVA-TeakLite is positioned to meet high volume, but very cost sensitive, markets, such as 2G/2.5G and ultra low cost (ULC) wireless handsets, portable audio players, hard disk drives, optical drives, hearing aids, VoIP phones and home entertainment and communication devices. CEVA-TeakLite is fully compatible with the legacy CEVA-Oak DSP at assembly and binary levels which reduces our customers’ software development costs.

•	CEVA-TeakLite-II - a single MAC 16-bit fixed point DSP core. The core extends the architecture of CEVA-TeakLite and CEVA-Oak. CEVA-TeakLite-II achieves a performance increase compared to its predecessor core, and delivers a higher level of integration in a small silicon die size. CEVA-TeakLite-II is positioned to meet high volume, but very cost sensitive, markets such as 2G/2.5G wireless handsets, portable media players, hard disk drives, optical drives and digital cordless phones. CEVA-TeakLite-II is fully compatible with both CEVA-TeakLite and CEVA-Oak DSPs at assembly and binary levels, which reduces our customers’ software development costs.

•	CEVA-TeakLite-III - a native 32-bit data precision backward compatible architecture and DSP core, featuring a 32-bit MAC unit, supports advanced audio standards such as Dolby Digital Plus and DTS-HD, as well as a 10-stage pipeline, enabling the core to reach operating speeds exceeding 500MHz in a 65nm process. The core extends the architecture of CEVA-TeakLite and CEVA-Oak DSP cores. The CEVA-TeakLite-III offers a unique balance of power and performance, and its instruction set makes it ideal for a range of high volume, cost sensitive audio applications, including high definition audio used in Digital TVs, set-top boxes and next generation smart phones. CEVA-TeakLite-III is code compatible with all of its predecessor cores, CEVA-TeakLite and CEVA-TeakLite-II.
We deliver our DSP cores in two forms: either in the form of a mask-level chip layout (called a hard macro), or in the form of a hardware description language definition (known as a soft core or a synthesizable core). All CEVA DSP cores are fully synthesizable that can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of complementing software and platforms. In addition, we provide development platforms, SDK and software debug tools, which facilitate system design, debug and software development.
CEVA DSP-based Subsystems
Designers today face escalating design costs and shrinking design timelines, combined with ever decreasing probability of right-first-time silicon. To further reduce the cost, complexity and associated risk of bringing products to market, CEVA has developed a range of DSP-based subsystems which combines selected hardware peripherals, which are essential to designers deploying CEVA DSP cores, with software modules and chip designs. Our subsystems contain a collection of peripherals, such as on-chip data and program memory controllers, high performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI) and power management unit. These hardware subsystems are designed to easily integrate into existing SoCs, providing standard protocols and interfaces, such as AHB and APB bridges for Host-DSP efficient communications.

Our family currently includes six DSP-based subsystems:
•	CEVA-XS1100 - a low power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X1620 DSP-based wireless baseband designs. The CEVA-XS1100 exploits multiple innovative power-saving techniques, such as system modules active only when needed, level-two memory architecture and caching, adjustable DSP system speed, decentralized interconnect topology and selective hardware/software wake-up events. The CEVA-XS1100 includes a complete set of DSP peripherals and interfaces, such as an Interrupt Controller, Power Management Unit, Timers and General Purpose I/Os, and provides easy means of connectivity to other systems present on chip. CEVA-XS1100 markets include wireless modems.

•	CEVA-XS1102 - a low power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X1622 DSP-based wireless baseband designs. The CEVA-XS1102 exploits multiple innovative power-saving techniques, such as system modules active only when needed, level-two memory architecture and caching, adjustable DSP system speed, decentralized interconnect topology and selective hardware/software wake-up events. The CEVA-XS1102 includes a complete set of DSP peripherals and interfaces, such as an Interrupt Controller, Power Management Unit, Timers and General Purpose I/Os, and provides easy means of connectivity to other systems present on chip. CEVA-XS1102 markets include wireless modems.

•	CEVA-XS1141 - a low power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X DSP-based designs. The CEVA-XS1141 subsystem leverages the CEVA-XS1100 and interfaces directly with the CEVA-X1641 core. CEVA-XS1141 markets include 4G/WiMAX wireless modems and wireless network infrastructure.

•	CEVA-XS1200 - a low power, highly-integrated DSP-based subsystem, designed to ease the development and integration process and further reduce development costs and time-to-market for CEVA-X DSP-based designs. The CEVA-XS1200 subsystem is based on the CEVA-XS1100 subsystem and is enhanced with a programmable 3D Direct Memory Access (DMA) co-processor and glue-less TDM ports. This provides designers with the ability to target high performance applications, such as multimedia, communications, VoIP and storage. CEVA-XS1200 markets include 3G wireless applications, portable multimedia players, home entertainment and high fidelity audio systems, and VoIP multi-channel applications.

•	Xpert-TeakLite-II - a complete, low power, low cost, programmable DSP-based subsystem, designed for the embedded application markets. It includes configurable cached program memory, direct program, data memories, high performance DMA controller, BTDMP, host processor interface unit (PIU), standard AMBA bridges (AHB & APB) and optional Ethernet MAC. Xpert-TeakLite-II markets include 2G/2.5G wireless applications, portable multimedia players, and consumer/professional audio, VoIP, VoCable, VoDSL and Voice over optical networks applications.

•	Xpert-Teak - a complete DSP-based subsystem for low power, low-cost SoC designs targeted at applications, such as wireless baseband and portable multimedia markets. Xpert-Teak includes multiple hardware peripherals and incorporates on-chip data and program memories, high performance DMA controller, BTDMP, high-throughput HPI and other peripherals. Xpert-Teak markets include 2/2.5G wireless applications, and image and video processing, consumer/professional audio, VoIP, VoCables and VoDSL applications.
CEVA Application-Specific Platforms
CEVA application-specific platforms are a family of complete system solutions for a range of applications. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software and logic. Our family of platforms spans multimedia (audio, video and image), voice (VoIP), Bluetooth and high speed serial communications (SATA). CEVA application-specific platforms fundamentally reduce the complexity, cost of ownership and time-to-market for products developed utilizing the platforms.
•	CEVA-Audio - a high performance, low power audio platform for consumer devices. CEVA-Audio is a fully synthesizable soft IP, operating at up to 200MHz, and built around the CEVA-TeakLite-II. With overall die size of less than two square mm, and 0.1 mW/MHz for stereo MP3 decoder (using TSMC 0.13u G process), it supports all of the industry standard audio and speech codecs, including MP3, WMA, AAC, HE-AAC, Ogg Vorbis, BSAC, NB-AMR and WB-AMR.
CEVA-Audio Markets: portable audio players, cellular handsets and home entertainment systems.

•	CEVA MM2000 - a flexible, integrated software based platform, combining audio, video, voice and imaging functions at extremely low power consumption and at a small die size. Programmable for a wide range of multimedia standards, resolutions and frame rates, the CEVA Mobile-Media solution allows licensees to re-target a single silicon platform for any multimedia processing requirements, thus negating the need for costly, time-consuming silicon re-spins.

CEVA MM2000 solution is a complete hardware plus software platform. The hardware portion includes the high performance CEVA-X1620 DSP core, the CEVA-XS1200 subsystem platform. The software element is a collection of industry standard video and audio codes, such as H.264 decoder and encoder, MPEG4 decoder and encoder, RealVideo, VC-1, MP3 and AMR. The video codes of MM2000 make use of CEVA-patented FST technology that allows high resolution video (DVD quality) to be processed fully in software using a low-cost and low power DSP.

MM2000 Markets: high end feature phones, smartphones and portable multimedia devices.

•	CEVA-VoP - is a complete platform enabling a wide range of cost-sensitive VoIP products targeting residential and enterprise telecom markets. Based on CEVA’s Xpert-TeakLite-II, the CEVA-VoP platform is a complete hardware and software solution that can be deployed as a subsystem in an integrated networking and VoP SoC. The platform integrates the widely adopted, programmable CEVA-TeakLite-II DSP core, with added hardware peripherals capable of handling multiple, simultaneous, packet-voice channels on a single core. The solution includes all required DSP software, such as speech compression and decompression, echo cancellation, telephony functions and signaling/networking. The software is open, allowing design licensees to add proprietary algorithms and broaden the use of the design for other markets or applications.

CEVA-VoP Markets: VoIP residential gateways and phones.

•	CEVA Bluetooth - a flexible, silicon-proven Bluetooth platform containing all the required deliverables for OEM, semiconductor, ASIC, and fabless customers to rapidly design Bluetooth® technology into their ASICs and ASSPs. CEVA offers Bluetooth 1.2, Bluetooth 2.0+EDR and Bluetooth 2.1+EDR standards. The platform is designed to accelerate Bluetooth deployment and reduce time-to-certification and time-to-revenue. The complete solution includes Bluetooth baseband RTL, Bluetooth protocol stack and full Bluetooth profile support.

CEVA Bluetooth Markets: Wireless handsets, smartphones / PDAs, cordless phones, wireless PBX and Bluetooth headsets.

•	CEVA SATA - a complete, low power Serial ATA licensable solution combining a SATA 1.5Gbps PHY or SATA 3.0Gbps PHY with a Link/Transport/Command Protocol stack, and is fully compliant to the Serial ATA specification. The SATA PHY is supplied in the form of a GDSII hard macro with simulation models and physical views. The SATA Protocol (PHY Control, Link, Transport and Command/DMA layers) is delivered in the form of an RTL package, and supported by a comprehensive test bench environment plus physical design scripts for realization on the target semiconductor processes.

CEVA-SATA Markets: Solid State Drives (SSD), set-top boxes, PVR and HD DVD/Blu-ray.
Sales of our CEVA-X family of products and services generated 19%, 21% and 21% of our revenues for 2007, 2006 and 2005, respectively. Sales of our CEVA-TeakLite family of products and services generated 45%, 41% and 16% of our revenues for 2007, 2006 and 2005, respectively. Sales of our CEVA-Teak family of products and services generated 16%, 10% and 17% of our revenues for 2007, 2006 and 2005, respectively. We expect these products will continue to generate a significant portion of our revenues for 2008.
Principal Markets
We target our portfolio of DSP cores, DSP-based subsystems and application-specific platforms at five principal markets:
•	Wireless Handsets

CEVA is the world’s leading licensor of DSP technology to the handset industry. Over the years, hundreds of millions of widely used cellphones have deployed CEVA’s technology. Recent announcements by CEVA’s customers indicate that CEVA’s DSP cores are incorporated in the design phases of four of the five largest OEMs in the handset market. With complete solutions spanning modem and application processing platforms and Bluetooth technologies, CEVA’s IP portfolio greatly accelerates time-to-market, functionality and performance of next generation handsets.

•	Portable Multimedia Players

CEVA’s portable multimedia solutions integrate a DSP core, DSP-based subsystem and comprehensive software codecs that support all industry audio, video and imaging standards in a silicon proven platform. Designed for ultra low power, minimal memory requirements and high level of resolution, our solutions offer the portable multimedia player market a complete software programmable multimedia platform.

•	Portable Audio

CEVA offers a complete, highly-integrated, low power, low-cost audio platform for consumer devices, including handsets, portable audio players and home entertainment systems. The CEVA audio platform combines several CEVA-developed technologies, including CEVA-TeakLite-II and CEVA-Teaklite-III, the new and enhanced version of the widely-adopted CEVA-TeakLite DSP core, a cache memory subsystem, audio peripherals, a comprehensive set of audio codecs and complete tool chain support.

•	Storage

CEVA’s technologies are incorporated annually in tens of millions of disk drives, DVD players and recorders. CEVA’s technologies are chosen for a combination of high performance with small die size and low power consumption. CEVA’s storage offerings include DSP cores for magnetic and optical drive controllers, as well as high speed serial communications, including SATA, which was recently selected by key customers for Solid State Drive (SSD) applications.

•	Telecom / Networking

CEVA provides networking and telecommunication semiconductor vendors with a broad range of solutions targeting IP-phones and residential gateways, including PON (Passive Optical network). Complete VoIP, Giga Ethernet and Serdes silicon-verified solutions from CEVA are designed to reduce the cost and time-to-market for telecom and networking products.
Customers
We have licensed our DSP cores, DSP-based subsystems and application-specific platforms to leading semiconductor companies throughout the world. These companies incorporate our IP into application-specific chips or custom-designed chips that they manufacture, market and sell to OEMs of a variety of consumer electronic products. We also license our DSP cores, DSP-based subsystems and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Broadcom, Infineon, InterDigital, Marvell, NXP, RadioFrame Networks, Renesas, ROHM, Samsung, Sharp, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA Telecom and Zoran. The majority of our licenses have royalty components, of which 27 customers were shipping products incorporating our technologies at the end of 2007. Of these 27 customers, 20 were under per unit royalty arrangements and seven were under prepaid royalty arrangements. Three customers accounted for 17%, 12% and 11% of our total revenues for 2007. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.
International Sales and Operations
Customers based in EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) accounted for 79.1% of our total revenues for 2007, 64.1% for 2006 and 64.8% for 2005. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 9 to our consolidated financial statements, which appear elsewhere in this annual report.
Moreover, part of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. As a result, an increase in the value of NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in NIS and Euro during 2007, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll of our Israeli employees denominated in NIS for a period of one to twelve months with forward contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.

Sales and Marketing
We license our technology through a direct sales force. As of December 31, 2007, we had 19 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Europe, Israel and the United States.
Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. We typically launch each new DSP core, platform or solution upgrade with a signed license agreement with a tier-one customer, which signifies to the market that we are focused on viable applications that meet broad industry needs. Staying close to our customers allows us to create a roadmap for the future development of existing cores and application platforms, and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.
We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences and posting information on our website. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.
Technical Support
We offer technical support services through our offices in Israel, Ireland, Asia Pacific, Japan, Sweden and the United States. Our technical support services include:
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
We believe that our technical support services are key factors in our licensees’ ability to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated DSP core architecture, integrated circuit designs and development tools. Effective customer support is critical in helping our customers to implement our solutions and helps to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct detailed technical training for our licensees and their customers, and meet with them on a regular basis to closely track the implementation of our technology.
Research and Development
Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer needs.
Our research and development and customer technical support teams consist of 148 engineers working in five development centers located in Israel, Ireland, and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $20, $19 and $19 million in 2005, 2006 and 2007, respectively.
We encourage our research and development personnel to maintain active roles in various international organizations that develop and maintain standards in the electronics and related industries. This involvement allows us to influence the development of new standards; keeps us informed as to important new developments regarding standards; and allows us to demonstrate our expertise to existing and potential customers who also participate in these standards-setting bodies.
Competition
The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores and solutions. We believe that the principal competitive elements in our field are processor performance, overall system cost, power consumption, flexibility, reliability, software availability, design cycle time, ease of implementation, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

The market in which we compete is dominated by large, fully-integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:
•	IP vendors that offer programmable DSP cores;

•	IP vendors of general purpose processors with DSP extensions;

•	internal design groups of large chip companies that develop proprietary DSP solutions for their own application-specific chips; and

•	semiconductor companies that offer off-the-shelf programmable DSP chips.
We face direct competition in the DSP core area mainly from Tensilica. Also, we face competition from some chip design and manufacturing companies, such as Verisilicon, that license DSP cores in addition to their semiconductor business.
In recent years, we also have faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for computing functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, microprocessor companies, such as ARC, ARM Holdings, MIPS, and Tensilica, have added a DSP extension and make use of it to provide platform solutions in the areas of video and audio.
With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as NXP, Renesas and Zoran license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.
We also compete indirectly with several general purpose semiconductor companies, such as, Analog Devices and Texas Instruments. OEMs may prefer to buy off-the-shelf general purpose chips or DSP-based application-specific chips from these large, established semiconductor companies rather than purchase chips from our licensees.
Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:
•	in the multimedia market — ARC, Chips & Media, Hantro (being acquired by On2), Imagination Technologies and Tensilica;

•	in the serial storage technology area — ARM, Gennum, Silicon Image and Synopsys;

•	in VoIP applications — ARM and MIPS Technologies; and

•	in audio applications — ARC, ARM and Tensilica.
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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP-based subsystems and application-specific platform technologies. As of December 31, 2007, we hold 37 patents in the United States and six patents in the EMEA (Europe, Middle East and Africa) region with expiration dates between 2013 and 2022. In addition, as of December 31, 2007, we have 15 patent applications pending in the United States, six pending patent applications in the EMEA region and four pending patent applications in Asia Pacific (APAC).
We actively pursue foreign patent protection in countries where we feel it is prudent to do so. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there are no assurances that any patent application filed by us will result in a patent being issued, or that our issued patents, and any patents that may be issued in the future, will afford us adequate protection against competitors with similar technology; nor can we be assured that patents issued to us will not be infringed or that others will not design around our technology. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. We can provide no assurance that our pending patent applications or any future applications will be approved or will not be challenged by third parties, that any issued patents will effectively protect our technology, or that patents held by third parties will not have an adverse effect on our ability to do business.
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
Employees
The table below presents the number of employees of CEVA as of December 31, 2007 by function and geographic location.

Number
Total employees	192
Function
Research and development	136
Sales and marketing	19
Technical support	12
Administration	25
Location
Israel	126
Ireland	34
United Kingdom	8
United States	9
Elsewhere	15

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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.ceva-dsp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission and are also available on the SEC’s website at www.sec.gov.
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
The markets for the products in which our technology is incorporated are highly competitive; for example, semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly-integrated chips that embed our technologies. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are large companies that have significantly greater financial and other resources than we have. The following factors may have a significant impact on our competitiveness:
•	microprocessor IP providers, such as ARC, ARM, MIPS Technologies and Tensilica, are offering DSP extensions to their IP;

•	SATA IP market is highly standardized with several vendors offering similar products, leading to pricing pressures for both licensing and royalty revenue;

•	our video solution is software-based and competes with hardware implementation offered by companies such as Hantro (being acquired by On2) and other software solutions offered by Chips & Media (acquired by MIPS Technologies), Hantro, Imagination Technologies and Tensilica;

•	ARC is offering a licensing model based on royalty payments specifically for Chinese customers that waive initial licensee fees; and

•	lower license fees and overall erosion of average selling prices of our IP.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of processor performance, overall system cost, power consumption, flexibility, reliability, software availability, design cycle time, ease of implementation, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.
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
In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:
•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees and shifts by our customers from prepaid royalty arrangements to per unit royalty arrangements;

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and NIS versus the U.S. dollar;

•	increased operating expenses and gross margin fluctuations associated with the introduction of new or enhanced technologies;

•	changes in our pricing policies and those of our competitors; and

•	restructuring, asset impairment and related charges, as well as other accounting changes or adjustments.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers, varying in identity from period-to-period, accounted for 53% of total revenues in 2007, 42% in 2006 and 36% in 2005. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 68% of total royalty revenues in 2007, 75% in 2006 and 73% in 2005. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
We depend on market acceptance of third-party semiconductor intellectual property.
The semiconductor intellectual property (SIP) industry is a relatively new and emerging trend. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from the traditional approach of licensing standalone DSPs, and towards licensing highly-integrated application platforms incorporating all the necessary hardware and software for their target applications. These trends that will enable our growth are largely beyond our control. Semiconductor customers may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly-integrated chips that embed our technologies. Semiconductor customers also may decide to design programmable DSP core products in-house rather than license them from us. If the market shifts do not materialize or third-party SIP does not achieve market acceptance, our business, results of operations and financial condition could be materially harmed.

Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.
We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the company. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our existing or potential customers will select our technology for incorporation into their own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after a customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our technology not reaching the market until long after the initial “design win” with such customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.
Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote our IP solutions. In addition, our unit royalties from licenses are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.
We depend on a limited number of key personnel who would be difficult to replace.
Our success depends to a significant extent upon certain of our key employees and senior management, the loss of which could materially harm our business. Competition for skilled employees in our field is intense. We cannot assure you that in the future we will be successful in attracting and retaining the required personnel
The sales cycle for our IP solutions is lengthy, which makes forecasting of our customer orders and revenues difficult.
The sales cycle for our IP solutions is lengthy, often lasting three to nine months. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions also may be delayed because of a customer’s internal budget approval process. Because of the lengthy sales cycle, our dependence on a limited number of customers to generate a significant amount of revenues and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.
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
Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry or global economy slowdown, which could adversely affect the market price of our stock.
Our primary operations are in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we experienced during the 2000 and 2001 periods. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The downturn we experienced during the 2000 and 2001 periods was, and future downturns in the semiconductor industry may be, severe and prolonged. Also the slow recovery from the downturn during the 2000 and 2001 periods and the failure of this industry to fully recover in any future downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Furthermore, U.S. or global economic downturns, such as the one that certain economic analysts say U.S. is experiencing in 2008, may adversely impact the semiconductor industry or cause a downturn of the industry. Our financial results may vary significantly as a result of the general conditions in the semiconductor industry, or general economic conditions that adversely impact the semiconductor industry, which could cause our stock price to decline.
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
We currently receive research grants from programs of the Chief Scientist of Israel and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received an aggregate of $319,000, $276,000 and $574,000 in 2007, 2006 and 2005, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
We are exposed to fluctuations in currency exchange rates.
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries and lease payments on our Israeli and Dublin facilities. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange gain of $38,000 in 2007, a foreign exchange loss of $150,000 in 2006 and a foreign exchange gain of $109,000 in 2005. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis. Also, due to the devaluation of the U.S. Dollar as compared to the NIS and the Euro, we believe our overall expense will increase in 2008.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 79% of our total revenues in 2007 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. For example, we have already licensed our multimedia solutions; however, this technology has not yet been deployed by our licensees for their end markets and may be subject to further modifications to address evolving market demands.

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
Future acquisitions or joint venture by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:
•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs;

•	incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	contractual disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.
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
Historically, a substantial portion of our licensing revenues has been derived in any given period from a relatively small number of licensees. Because of the substantial license fees we charge, our customers tend to be large semiconductor companies or vertically integrated system OEMs. Part of our current growth strategy is to broaden the adoption of our products by small and mid-size companies by offering different versions of our products targeted at these companies. If we are unable to develop and market effectively our intellectual property through these models, our revenues will continue to be dependent on a smaller number of licensees and a less geographically dispersed pattern of licensees, which could materially harm our business and results of operations.
The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 29% (in 2007) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our current investment programs are scheduled to gradually expire. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.
Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. Although there is no current expectation of any changes to Israeli and Irish tax laws, if our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.

We lease land and buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2007:

			Area
Location	Term	Expiration	(Sq. Feet)	Principal Activities
San Jose, CA, U.S.	3 years	2010	5,250	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2010	26,100	Research and development; administration
Dublin, Ireland	25 years	2021	20,900	Research and development; administration
Dublin, Ireland	2 years	2008	2,270	Research and development; administration
Cork, Ireland	25 years	2025	10,000	Research and development
Limerick, Ireland	10 years	2010	4,000	Research and development
Belfast, Northern Ireland	15 years	2019	2,600	Research and development
In the fourth quarter of 2007, we assigned the leased property on Hatch Street, Dublin, Ireland, which was not utilized by the company, to a third party. The Hatch lease had 17 years remaining under the agreement. After the assignment, we are free of any future lease liability or other associated expenses with the property.
The lease for one of our Dublin facilities, known as the Harcourt lease, provided for an aggregate annual rental of approximately $1.3 million and expired in 2021. On January 18, 2008, we signed an assignment agreement with the landlord for the surrender and termination of the Harcourt lease. We paid approximately $5.7 million to the landlord for the termination. This amount will be recorded as cash outflow in the first quarter of 2008. As a result of this lease termination, we will record an additional restructuring charge accordingly in the first quarter of 2008.
In connection with the operation of our business, we review and continue to evaluate our property needs and to consider appropriate steps to most efficiently house our operations. As of December 31, 2007, we made provisions in our financial statements for the under-utilized building operating lease obligations we anticipated as of December 31, 2007. After the termination of the Harcourt lease, we believe our current leased facilities meet our current operating needs.
ITEM 3. LEGAL PROCEEDINGS
In July 2007, the Harcourt property landlord in Dublin, Ireland initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million, representing the full rent payments for the said period and various associated legal fees, as well as the payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped. As further noted above, in January 2008, the Harcourt lease was terminated.
On October 30, 2007, we commenced proceedings against u-blox AG (“u-blox”) in the Court of Commerce of the Canton of Zurich, Switzerland, following u-blox’s refusal to allow us to complete a routine royalty audit of its books and records in accordance with the terms of the license agreement, and u-blox’s subsequent refusal to provide information and discuss issues relating to u-blox’s reporting and other activities. Pursuant to these proceedings, we asked the Court to compel u-blox to provide information to enable the royalty audit to be completed and to require u-blox to pay royalties and/or damages in relation to any underreporting, underpayment and/or misuse of the technology rights licensed to them. On March 3, 2008, u-blox’s lawyers filed their statement of defense and requested that the Court reject our claims. At this point, we cannot assess the amount of the recovery, if any.
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
Gideon Wertheizer, age 51, has served as our Chief Executive Officer since May 2005. Mr. Wertheizer has 25 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP — Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.
Yaniv Arieli, age 39, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.
Issachar Ohana, age 42, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 10, 2008, there were approximately 8,200 holders of record, which we believe represents approximately 13,500 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 10, 2008 was $7.92 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of
	Common Stock
	High	Low
2007
First Quarter	$8.11	$6.49
Second Quarter	$8.58	$7.11
Third Quarter	$9.41	$7.81
Fourth Quarter	$13.22	$8.63

2006
First Quarter	$6.88	$5.80
Second Quarter	$7.90	$5.62
Third Quarter	$6.15	$5.05
Fourth Quarter	$6.89	$5.30
We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.
Information as of December 31, 2007 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2008 Proxy Statement for the 2008 annual meeting of stockholders to be held on May 20, 2008 and incorporated herein by reference.
2008 Annual Meeting of Stockholders
We anticipate that the 2008 annual meeting of our stockholders will be held on May 20, 2008 in New York, NY.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ceva, Inc, The NASDAQ Composite Index
And Specialized Semiconductor Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

CEVA, Inc	100.00	176.14	154.09	105.92	109.48	206.60
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Specialized Semiconductor	100.00	174.11	145.93	153.22	168.69	224.30

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2002, through December 31, 2007, with the cumulative total return on The NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index.
This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on December 31, 2002), The NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index on December 31, 2002, and assumes dividends, if any, are reinvested.
Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing	$25,737	$26,237	$23,935	$22,160	$19,499
Royalties	4,058	6,034	6,820	6,324	9,095
Other revenue	7,041	5,402	4,881	4,021	4,617

Total revenues	36,836	37,673	35,636	32,505	33,211
Cost of revenues	6,061	5,178	4,217	4,035	3,851

Gross profit	30,775	32,495	31,419	28,470	29,360
Operating expenses:
Research and development, net	17,382	17,276	20,153	18,769	19,136
Sales and marketing	6,058	6,965	6,577	6,268	6,253
General and administrative	6,109	5,863	5,742	5,882	5,721
Amortization of intangible assets	1,127	892	823	414	148
Reorganization, restructuring and severance charge	8,620	—	3,207	—	—
Impairment of assets	3,233	—	510	—	—

Total operating expenses	42,529	30,996	37,012	31,333	31,258

Operating income (loss)	(11,754)	1,499	(5,593)	(2,863)	(1,898)
Financial income, net	63	796	1,820	2,620	3,211
Other income	—	—	1,507	57	425

Income (loss) before taxes on income	(11,691)	2,295	(2,266)	(186)	1,738
Income tax expense (income)	300	645	—	(88)	447

Net income (loss)	$(11,991)	$1,650	$(2,266)	$(98)	$1,291

Basic net income (loss) per share	$(0.66)	$0.09	$(0.12)	$(0.01)	$0.07
Diluted net income (loss) per share	$(0.66)	$0.09	$(0.12)	$(0.01)	$0.06

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$53,440	$57,960	$61,240	$65,001	$77,312
Total assets	119,433	119,163	115,749	121,080	128,989
Total long term liabilities	3,093	2,626	4,295	4,216	4,647
Total stockholders’ equity	$98,479	$102,549	$102,233	$106,143	$114,388

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006				2007
Revenues:
Licensing	$5,340	$6,017	$5,528	$5,275	$4,639	$5,534	$5,314	$4,012
Royalties	1,820	1,438	1,410	1,656	1,957	1,918	2,178	3,042
Other revenue	974	957	955	1,135	1,130	1,063	1,237	1,187
Total revenues	8,134	8,412	7,893	8,066	7,726	8,515	8,729	8,241
Cost of revenues	895	1,135	992	1,013	1,007	918	1,001	925
Gross profit	7,239	7,277	6,901	7,053	6,719	7,597	7,728	7,316
Operating expenses:
Research and development, net	5,016	4,873	4,270	4,610	4,700	4,610	4,705	5,121
Sales and marketing	1,771	1,606	1,414	1,477	1,555	1,619	1,471	1,608
General and administrative	1,484	1,474	1,577	1,347	1,246	1,373	1,515	1,587
Amortization of other intangible assets	190	141	42	41	42	41	41	24
Total operating expenses	8,461	8,094	7,303	7,475	7,543	7,643	7,732	8,340
Operating loss	(1,222)	(817)	(402)	(422)	(824)	(46)	(4)	(1,024)
Financial income, net	541	573	778	728	824	626	745	1,016
Other income	—	57	—	—	—	—	425	—
Income (loss) before taxes on income (loss)	(681)	(187)	376	306	—	580	1,166	(8)
Income taxes expense (income)	120	30	35	(273)	—	150	54	243

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006				2007
Net income (loss)	$(801)	$(217)	$341	$579	$—	$430	$1,112	$(251)
Basic net income (loss) per share	$(0.04)	$(0.01)	$0.02	$0.03	$0.00	$0.02	$0.06	$(0.01)
Diluted net income (loss) per share	$(0.04)	$(0.01)	$0.02	$0.03	$0.00	$0.02	$0.05	$(0.01)
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,061	19,142	19,239	19,315	19,420	19,473	19,647	19,873
Diluted	19,061	19,142	19,324	19,432	19,420	19,776	20,287	19,873

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financials statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially include those set forth under “Risk Factors,” as well as those otherwise discussed in this section and elsewhere in this annual report. See “Forward-Looking Statements and Industry Data.”
BUSINESS OVERVIEW
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2007, both appearing elsewhere in this annual report.
CEVA is the leading licensor of DSP cores. Our technologies are widely licensed and power some of the world’s leading handset and consumer electronics semiconductor companies, including Broadcom, Infineon, InterDigital, Marvell, NXP, RadioFrame Networks, Renesas, ROHM, Samsung, Sharp, Sony, Spreadtrum, STMicroelectronics, Thomson, VIA Telecom and Zoran. In 2007, our licensees shipped over 227 million CEVA-powered chipsets, an increase of 19% over 2006 shipments of 190 million chipsets. In 2007, analyst firm Gartner Inc. reported CEVA’s share of the licensable DSP market at 53%.
Our revenue mix contains IP licensing fees, per unit and prepaid royalties and other revenues. Prepaid royalties are recognized under the licensing revenue line. Other revenues include revenues from support, training and sale of development systems. We have built a strong customer base which relies on our technology to deploy their silicon solutions. We license our technology as intellectual property (IP) to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technologies to systems original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including handsets (e.g. cellular baseband, ultra-low-cost phones, multimedia phones, smart phones and Bluetooth), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
We address the requirements of our target markets by designing and licensing programmable DSP cores, DSP-based sub-systems, application-specific platforms and range of software components which enable rapid design of DSP-based chips. Our offerings include a family of programmable DSP cores with a range of cost power consumption and performances metrics, DSP-based subsystem, the essential hardware peripherals associated with DSP cores, and a portfolio of application-specific platforms, including video, audio, Voice Over Internet Protocol (VoIP), Serial ATA (SATA) and Bluetooth. In addition, we offer design services to our customers mainly in the form of porting our technologies to a customer’s foundries and processes.
With more than fifteen years of experience in the industry, many of our customers are committed to our DSP architectures, and they choose to re-license and upgrade their licenses for more advanced CEVA DSP cores that we continually introduce. Our legacy CEVA-Oak, CEVA-Teak, CEVA-TeakLite, CEVA-TeakLite-II and CEVA-TeakLite-III DSPs are all code compatible, meaning customers can leverage their knowledge in developing products incorporating our DSP cores across a wide range of applications. Moreover, to address the needs of our customers and adapt to technological changes in the market, we invest in research and development to continually introduce more innovative solutions. For example, in recognition of the need for high performance, scalable architectures for emerging applications such as fourth generation cellular (also referred to as WiMax or LTE) and High Definition Video in recent years, we introduced a new DSP architecture, the CEVA-X DSP with three new cores CEVA-X1620, CEVA-X1622 and CEVA-X1641.
Given the technological complexity of DSP-based applications, there are increased requirements to supplement the basic DSP core IP with additional technologies in the form of integrated application-specific hardware and software peripherals. Therefore, we believe there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures. In order to grow our business by capitalizing on this industry shift, we introduced in the last few years the MobileMedia and CEVA-Audio product lines aimed at the growing video and audio penetration into handset devices, CEVA-VoP for the growing use of VoIP in broadband networks and wireless phones, CEVA-Bluetooth for handset, headset and mobile devices and CEVA-SATA for the growing market for Solid State Drives (SSD) with new products such as One Laptop per Child (OLPC) and Ultra Mobile PC (UMPC). The industry demonstrates a continued demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software for their target applications. We believe that the growing demand for these platforms will drive demand for our technology.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also challenges our continued business growth potential. For example, the success of our video products are highly dependent on the market adoption of new services and products, such as High Speed Packet Access (HSPA), high resolution streaming video, the migration from audio players to Personal Multimedia Players (PMP), as well the migration to digital TVs and set-top boxes with high definition audio. In addition, our business may be affected by market conditions in developing markets, such as China and India specifically, where the penetration of ultra-low-cost (ULC) handsets in rural sites could generate future growth potential for our business. Moreover, our royalty revenues currently are primarily generated from sales of chipsets used in handsets and home entertainment equipment. As a result, a decline or change in growth rate in these markets or market share of our customers in those markets would adversely affect our financial condition and operating results.
In view of the current market trends, our planned future products are targeted at next generation cellular and multimedia devices. We believe that our future solutions will provide the desired flexibility needed for the always-connected Internet trend. We also believe that our introduction of additional technologies, such as advanced DSP cores for the fourth generation handset, and high definition audio and video, will contribute to our growth in future periods. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance. We further cannot provide any assurances that our planned features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	revenue recognition;

•	allowances for doubtful accounts;

•	accounting for income taxes;

•	impairment of goodwill and other intangible assets;

•	stock based compensation;

•	reorganization, restructuring and severance charges;

•	investments in other companies; and

•	foreign currency.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
Revenue Recognition
Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of business or market conditions. Management’s judgments and estimates have been applied consistently and have been reliable historically.
We generate our revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and sale of development systems. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers of a variety of electronic products. We also license our technology directly to OEMs, which are considered end users.
We account for our IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended. Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. A license may be perpetual or time limited in its application. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, we have adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly technical support and training) is determined based on the substantive renewal rate as stated in the agreement.
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
Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2007, no such losses were identified.
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

Royalties from licensing the right to use our IP are recognized when the related sales are made. We determine such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment become due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.
Allowances for Doubtful Accounts
We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a detailed review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statements of operations.
Accounting for Income Taxes
Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than those reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.
Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Our accounting for deferred taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for us at the beginning of fiscal 2007. Our adoption of FIN 48 did not have any material impact on our consolidated financial statements.
We do not provide for U.S. Federal income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested and, in our opinion, will not be distributed to CEVA, Inc., the U.S. parent company, and will continue to be re-invested indefinitely. In addition, we operate within multiple taxing jurisdictions involving complex issues, and we provide for tax liabilities on investment activity as appropriate.
In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with an identifiable useful life are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142. We conduct our annual test of impairment for goodwill on October 1st of each year. In addition we test if impairment exists periodically whenever events or circumstances occur subsequent to our annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.
In October 2007 and 2006, we conducted our annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the company with the carrying amount, including goodwill, on that date. Because the market capitalization exceeded the carrying value, goodwill is considered not impaired.
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
Accounting for Equity-Based Compensation:
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
Prior to January 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price on the grant date of the award.
We adopted the fair value recognition provision of SFAS 123(R) using the modified prospective transition method, effective January 1, 2006. Under the transition method, compensation cost recognized in the years ended December 31, 2006 and 2007, included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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
The Company used the Black-Scholes option-pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the Monte-Carlo model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, the Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the Monte-Carlo model provides a fair value that is more representative of actual experience and future expected experience than that calculated using the Black-Scholes model.
As a result of adopting SFAS 123(R) on January 1, 2006, our net income for the year ended December 31, 2007, was $2.1 million lower and our net loss for the year ended December 31, 2006, was $2.2 million higher than if we had continued to account for equity-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2007, were $0.10 and $0.11, respectively, which are lower, and basic and diluted net loss per share for the year ended December 31, 2006, were both $0.11 higher, than if we continued to account for equity-based compensation under APB 25.
Reorganization, Restructuring and Severance Charge
We implemented reorganization and restructuring plans in 2005, which resulted in a total charge of $3.2 million. The charge arose in connection with our decision to restructure our corporate management, reduce overhead and consolidate our activities. The charges included severance charges and employee-related liabilities arising in connection with a head-count reduction of employees and a provision for future operating lease charges on idle facilities, one of which was our facilities in Dublin, Ireland, known as the Harcourt lease. The Harcourt lease provided for an aggregate annual rental of approximately $1.3 million and expired in 2021. Of the total charge of $3.2 million in 2005, the portion of the restructuring reserve related to the Harcourt lease was $1.7 million. With respect to assessing the charges for under-utilized leased properties, we are required to make and review certain estimates and assumptions on a quarterly basis. In determining such estimates and assumptions, management takes into account current market conditions and our ability to either exit a particular under-utilized lease property or sub-let the property, all in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). If an exit strategy in respect of a leased property is appropriate, the under-utilized building operating lease charge is calculated taking into consideration the surrender value given the underlying market conditions. Otherwise, the under-utilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate over the remaining period of the lease based on projected interest rates.
Throughout 2006, we continued exit negotiations with the Harcourt landlord to terminate the lease, which negotiations commenced in September 2005. At December 31, 2005, the provision for this under-utilized property was $3.0 million (including legal and professional fees). At December 31, 2006, exit negotiations regarding the Harcourt lease had not concluded. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2006 (approximately $760,000 was accrued as expenses under other liabilities, of which approximately $270,000 was paid in 2006). In July 2007, the Harcourt landlord initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million (of which approximately $0.8 million was included in accrued expenses under restructuring and approximately $0.7 million was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped. During the third quarter of 2007, we re-initiated exit negotiations with the Harcourt landlord. At December 31, 2007, we concluded that we had no assurance whether, and if so when, the exit negotiations would result in a lease termination. Pursuant to a sublet strategy in accordance with SFAS No. 146, as of December 31, 2007, the portion of the restructuring reserve related to the Harcourt lease was $2.2 million. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2007 (approximately $0.2 million was accrued as expenses under other liabilities).
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. We paid approximately $5.7 million to the landlord for the termination. This amount will be recorded as cash outflow in the first quarter of 2008. As a result of the lease termination, we will record an additional restructuring charge accordingly in the first quarter of 2008.
As of December 31, 2007, $143,000 of the restructuring reserve were related to another unused space in Ireland for the period until March 2010.

Investment in Other Company, Net:
Investments in privately held companies in which we do not have the ability to exercise significant influence over operating and financial policy are presented at cost. The carrying value is periodically reviewed by management for impairment. If this review indicates that the cost is not recoverable, the carrying value is reduced to its estimated fair value.
On June 23, 2006, we divested our GPS technology and associated business to a U.S.-based company, GloNav Inc. (“GloNav”) (for more information see Note 4 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2007). The investment in GloNav is stated at cost since we do not have the ability to exercise significant influence over operating and financial policies of GloNav. We recorded the investment on our consolidated balance sheets as investment in other company, net.
In January 2008, we divested our equity stake in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85 million, plus up to an additional $25 million in cash payable to all of GloNav’s stockholders, contingent upon GloNav reaching certain revenue and product development milestones within two years of the acquisition. In February 2008, we received our portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less our portion of certain fees and expenses incurred in connection with the transaction. After the deductions, our initial cash payment totaled $14.6 million. In the first quarter of 2008, we expect to record a pre-tax gain of $8.6 million from the divestment of our equity stake in GloNav and an additional pre-tax gain of $1.75 million from the recognition of the deferred gain resulting from the divestment of the GPS technology and associated business to GloNav in June 2006, as detailed above.
Foreign Currency
The U.S. dollar is the functional and reporting currency for the company. The majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, a significant portion of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at year end exchange rates while revenues and expenses are remeasured at rates approximating those in place on the dates of the related transactions. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our expected monthly non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This hedging program has resulted in a foreign exchange gain of $38,000 in 2007, a foreign exchange loss of $150,000 in 2006 and foreign exchange gain of $109,000 in 2005.
To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and in Euro during the year, we instituted, in the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli employees denominated in NIS for a period of one to twelve months with forward contracts. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis. We also believe the devaluation of the U.S. dollar as compared to the NIS and Euro will result in an increase in overall expense increase in 2008.
Recently issued accounting standards:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the company beginning on January 1, 2008. The FASB issues a FASB Staff Position (FSP) to defer the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods thereafter, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have significant impact on our consolidated financial statement.
RESULTS OF OPERATIONS
The following table presents line items from our statements of operations as percentages of our total revenues for the periods indicated:

	2005	2006	2007
Consolidated Statements of Operations Data:
Revenues:
Licensing	67.2%	68.2%	58.7%
Royalties	19.1%	19.4%	27.4%
Other revenue	13.7%	12.4%	13.9%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	11.8%	12.4%	11.6%
Gross profit	88.2%	87.6%	88.4%
Operating expenses:
Research and development, net	56.6%	57.7%	57.6%
Sales and marketing	18.5%	19.3%	18.8%
General and administrative	16.1%	18.1%	17.2%
Amortization of other intangible assets	2.3%	1.3%	0.5%
Reorganization, restructuring and severance charge	9.0%	—	—
Impairment of assets	1.4%	—	—

Total operating expenses	103.9%	96.4%	94.1%

Operating loss	(15.7)%	(8.8)%	(5.7)%
Financial income, net	5.1%	8.0%	9.6%
Other income	4.2%	0.2%	1.3%

Income (loss) before taxes on income	(6.4)%	(0.6)%	5.2%
Taxes on income	—	(0.3)%	1.3%

Net income (loss)	(6.4)%	(0.3)%	3.9%

Discussion and Analysis

Below we provide information on the significant line items in our statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.
Revenues
Total Revenues

	2005	2006	2007
Total revenues (in millions)	$35.6	$32.5	$33.2
Change year-on-year	—	(8.8)%	2.2%
The slight increase in total revenues from 2006 to 2007 principally reflects a combination of higher royalties and other revenues, offset by lower licensing revenues. The decrease in total revenues from 2005 to 2006 principally reflects lower licensing revenues from the GPS (as a result of the divestment of our GPS technology and associated business to GloNav in June 2006) and SATA product lines, as well as lower royalties and other revenues. The five largest customers accounted for 53% of total revenues in 2007, 42% in 2006 and 36% in 2005.
In 2007, three customers accounted for 17%, 12% and 11% of revenues, compared to one customer accounted for 16% and one customer accounted for 10% of revenues in 2006 and 2005, respectively. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.
We generate our revenues from licensing our IP, which in certain circumstances is modified for customer-specific requirements. Revenues from license fees that involve customization of our IP to customer specifications are recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We account for all of our other IP license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended.
We generate royalties from our licensing activities in two manners: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as per unit royalties, and royalties which are paid in a lump sum and in advance to cover a fixed number of future unit shipments, which we refer to as prepaid royalties. In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 16%, 18% and 19% of total revenue in 2007, 2006 and 2005, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues

	2005	2006	2007
Licensing revenues (in millions)	$23.9	$22.2	$19.5
Change year-on-year	—	(7.4)%	(12.0)%
The decrease in licensing revenues from 2006 to 2007 principally reflects lower revenues from our CEVA-X IP DSP cores, SATA IP and BlueTooth IP, partially offset by growth in our CEVA-Teak DSP cores. The decrease in licensing revenue from 2005 to 2006 principally reflects lower revenues from our Oak DSP cores, CEVA-Teak DSP cores, SATA IP and GPS IP (as a result of the divestment of the GPS activity in June 2006), offset by growth in our CEVA-TeakLite DSP cores.
Licensing revenues accounted for 58.7% of our total revenues in 2007, compared with 68.2% and 67.2% of our total revenues in 2006 and 2005, respectively. In 2007, we signed 36 new license agreements compared to 38 and 27 in 2006 and 2005, respectively. Included in the license agreements in 2007 were 11 new licenses for our flagship CEVA-X DSP core technology compared to six and four in 2006 and 2005, respectively.

Royalty Revenues

	2005	2006	2007
Royalty revenues (in millions)	$6.8	$6.3	$9.1
Change year-on-year	—	(7.3)%	43.8%
The increase in royalty revenue from 2006 to 2007 was mainly due to a substantial production ramp-up by one of our customers in the consumer electronics market, as well as a few of our reporting customers in the handset market. The decrease in royalty revenue from 2005 to 2006 was principally due to the phasing out of an older product line and from a lower overall per unit royalty rate applied in 2006. This decrease in 2006 was slightly offset by higher quantities of products shipped using our technology. The five largest customers paying per unit royalty accounted for 67.9% of total royalty revenues in 2007 compared to 75.2% and 72.8% in 2006 and 2005, respectively.
Both our per unit and prepaid royalty customers reported sales of 227 million chipsets incorporating our technology in 2007, compared with 190 million in 2006 and 131 million in 2005. The increase in units shipped in 2007 compared to 2006 and 2006 compared to 2005 reflects increased unit shipments of our CEVA-TeakLite cores by licensees in the markets for 2/2.5G baseband cellular phones, set-top boxes, DVD Servo products and disk drive controllers. One new European licensing customer utilizing our CEVA-X DSP technology was added in 2007, which started to pay quarterly per unit royalties for products in the 3G handset market.
Other Revenues
Other revenues include support and training for licensees and sale of development systems.

	2005	2006	2007
Other revenues (in millions)	$4.9	$4.0	$4.6
Change year-on-year	—	(17.6)%	14.8%
The increase in other revenues in 2007 compared to 2006 principally reflects an increase in revenues from sales of development systems. The decrease in other revenues in 2006 compared to 2005 principally reflects the completion of a number of support contracts.
Geographic Revenue Analysis

	2005		2006		2007
	(in millions, except percentages)
United States	$12.5	35.2%	$11.7	35.9%	$6.9	20.9%
Europe, Middle East, Africa (EMEA)	$7.9	22.1%	$11.7	35.9%	$11.5	34.6%
Asia Pacific (APAC)	$15.2	42.7%	$9.2	28.2%	$14.8	44.5%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from year to year.
Revenues decreased in absolute and percentage terms in the United States from 2006 to 2007, primarily reflecting lower revenues from our SATA IP, CEVA-Teaklite DSP cores and CEVA-X DSP cores, partially offset by an increase in our CEVA-TEAK DSP cores. The slight decrease in revenues in absolute and percentage terms in the EMEA region primarily reflects lower revenues from CEVA-Teaklite DSP cores and CEVA-TEAK DSP cores, partially offset by an increase in our CEVA-X DSP cores. The increase in revenues in absolute and percentage terms in the APAC region primarily reflects greater revenues from CEVA-TEAK DSP cores and CEVA-Teaklite DSP cores, partially offset by lower revenues from Bluetooth IP licensing. Revenues increased in absolute and percentage terms in the EMEA region from 2005 to 2006, primarily reflecting greater CEVA-X and CEVA-Teaklite DSP cores licensing revenues offset by lower CEVA-Teak DSP cores and GPS IP licensing revenues. The decrease in revenues in absolute and percentage terms in the United States and the APAC region from 2005 to 2006 primarily reflects lower revenues from our Oak DSP cores, GPS IP, Mediastream and SATA IP, offset by greater CEVA-TeakLite DSP cores licensing revenues.

Cost of Revenues

	2005	2006	2007
Cost of revenues (in millions)	$4.2	$4.0	$3.9
Change year-on-year	—	(4.3)%	(4.6)%
Cost of revenues accounted for 11.6% of total revenues in 2007, compared with 12.4% in 2006 and 11.8% in 2005. The absolute and percentage decrease in cost of revenues in 2007 compared to 2006 principally reflects the shift in revenue mix with an increase in higher gross margin licensing and royalty revenue. The decrease in cost of revenues in 2006 compared to 2005 principally reflects the shift in revenue mix with an increase in higher gross margin licensing revenues offset by the non-cash equity-based compensation expenses.
Cost of revenues includes related labor costs and, where applicable, related overhead, subcontractors, material costs and non-cash equity-based compensation expenses.
Operating Expenses

(in millions)	2005	2006	2007
Research and development, net	$20.2	$18.8	$19.1
Sales and marketing	$6.6	$6.2	$6.2
General and administration	$5.7	$5.9	$5.7
Amortization of intangible assets	$0.8	$0.4	$0.2
Reorganization, restructuring and severance charge	$3.2	$—	$—
Impairment of assets	$0.5	$—	$—

Total operating expenses	$37.0	$31.3	$31.2

Change year-on-year	—	(15.3)%	(0.2)%
The slight decrease in total operating expenses in 2007 compared to 2006 principally reflects a decrease in investment in design tools as well as lower amortization of intangible assets, partially offset by higher salary costs and marketing activities. The decrease in total operating expenses in 2006 compared to 2005 principally reflects no reorganization and impairment charges in 2006, as well as cost saving measures taken as a result of the divestment of our GPS technology and associated business on June 23, 2006, offset by the non-cash equity-based compensation expenses.
Research and Development Expenses, Net

	2005	2006	2007
Research and development expenses, net (in millions)	$20.2	$18.8	$19.1
Change year-on-year	—	(6.9)%	2.0%
The slight increase in research and development expenses in 2007 compared with 2006 reflects higher salaries and related expenses and project-related expenses, as well as higher non-cash equity-based compensation expenses, partially offset by lower expenses as a result of the divestment of our GPS technology and associated business on June 23, 2006, which led to a lower number of research and development personnel and a decrease in investment in design tools. The net decrease in research and development expenses in 2006 compared with 2005 primarily reflects lower expenses as a result of the divestment of our GPS technology and associated business which led to a lower number of research and development personnel, as well as lower sub-contract design costs primarily in our SATA research and development programs, offset by the non-cash equity-based compensation expenses in 2006. The average number of research and development personnel in 2007 was 136, compared to 140 in 2006 and 169 in 2005. The number of research and development personnel was 136 at December 31, 2007, compared with 136 at year-end 2006 and 158 at year-end 2005.
Research and development expenses, net of related government grants, were 57.6% of total revenues in 2007, compared with 57.7% in 2006 and 56.6% in 2005. We recorded net research grants under funding programs of the Chief Scientist of Israel and under funding programs of Enterprise Ireland and Invest Northern Ireland of $319,000 in 2007, compared with $276,000 in 2006 and $574,000 in 2005. Grants received from the Chief Scientist of Israel may become refundable if certain revenues are achieved for products developed under those programs, and grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.
Sales and Marketing Expenses

	2005	2006	2007
Sales and marketing expenses (in millions)	$6.6	$6.2	$6.2
Change year-on-year	—	(4.7)%	(0.2)%
The slight decrease in sales and marketing expenses in 2007 compared to 2006 principally reflects lower salary costs as well as lower non-cash stock compensation expense, partially offset by an increase in marketing and trade shows activities. The decrease in sales and marketing expenses in 2006 compared to 2005 principally reflects lower labor costs due to a change in headcount mix and lower sales commission due to lower revenues in 2006, offsets by non-cash equity-based compensation expenses.
Sales and marketing expenses as a percentage of total revenues were 18.8% in 2007, compared with 19.3% in 2006 and 18.5% in 2005. The total number of sales and marketing personnel was 19 at year-end 2007, compared with 20 at year-end 2006 and year-end 2005. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses.
General and Administrative Expenses

	2005	2006	2007
General and administrative expenses (in millions)	$5.7	$5.9	$5.7
Change year-on-year	—	2.4%	(2.7)%
The slight decrease in general and administrative expenses in 2007 compared to 2006 principally reflects lower director fee as well as lower rent and non-cash equity-based compensation expenses, partially offset by an increase in salary costs and bad debt expenses. The increase in general and administrative expenses in 2006 compared with 2005 primarily reflects non-cash equity-based compensation expenses, offset by a combination of lower corporate management, overhead, professional services costs and facility costs. The total number of general and administrative personnel was 25 at December 31, 2007, compared with 27 at year-end 2006 and 31 at year-end 2005. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses.
Amortization of Other Intangible Assets

	2005	2006	2007
Amortization of other intangible assets (in millions)	$0.8	$0.4	$0.2
Change year-on-year	—	(49.7)%	(64.3)%
The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus in 2002. The decrease in amortization of other intangible assets in both 2007 compared with 2006 and 2006 compared with 2005 was mainly due to a decrease in the amount of other intangible assets, net of $0.85 million, as a result of the divestment of our GPS technology and associated business to GloNav. As of December 31, 2007, 2006 and 2005, the net amount of other intangible assets was $0.1 million, $0.2 million and $1.5 million, respectively.

Reorganization, Restructuring and Severance Charge

	2005	2006	2007
Reorganization, restructuring and severance charge (in millions)	$3.2	$—	$—
We implemented reorganization and restructuring plans in 2005, which resulted in a total charge of $3.2 million. The charge arose in connection with our decision to restructure our corporate management, reduce overhead and consolidate our activities. The charges included severance charges and employee-related liabilities arising in connection with a head-count reduction of employees and a provision for future operating lease charges on idle facilities, one of which was our facilities in Dublin, Ireland, known as the Harcourt lease. The Harcourt lease provided for an aggregate annual rental of approximately $1.3 million and expired in 2021. Of the total charge of $3.2 million in 2005, the portion of the restructuring reserve related to the Harcourt lease was 1.7 million. With respect to assessing the charges for under-utilized leased properties, we are required to make and review certain estimates and assumptions on a quarterly basis. In determining such estimates and assumptions, management takes into account current market conditions and our ability to either exit a particular under-utilized lease property or sub-let the property, all in accordance with SFAS No. 146. If an exit strategy in respect of a leased property is appropriate, the under-utilized building operating lease charge is calculated taking into consideration the surrender value given the underlying market conditions. Otherwise, the under-utilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate over the remaining period of the lease based on projected interest rates.
Throughout 2006, we continued exit negotiations with the Harcourt landlord to terminate the lease, which negotiations commenced in September 2005. At December 31, 2005, the provision for this under-utilized property was $3.0 million (including legal and professional fees). At December 31, 2006, exit negotiations regarding the Harcourt lease had not concluded. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2006 (approximately $760,000 was accrued as expenses under other liabilities, of which approximately $270,000 was paid in 2006). In July 2007, the Harcourt landlord initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million (of which approximately $0.8 million was included in accrued expenses under restructuring and approximately $0.7 million was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped. During the third quarter of 2007, we re-initiated exit negotiations with the Harcourt landlord. At December 31, 2007, we concluded that we had no assurance whether, and if so when, the exit negotiations would result in a lease termination. Pursuant to a sublet strategy in accordance with SFAS No. 146, as of December 31, 2007, the portion of the restructuring reserve related to the Harcourt lease was $2.2 million. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2007 (approximately $0.2 million was accrued as expenses under other liabilities).
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. We paid approximately $5.7 million to the landlord for the termination. This amount will be recorded as cash outflow in the first quarter of 2008. As a result of the lease termination, we will record an additional restructuring charge accordingly in the first quarter of 2008.
As of December 31, 2007, $143,000 of the restructuring reserve were related to another unused space in Ireland for the period until March 2010.
Impairment of Assets

	2005	2006	2007
Impairment of assets (in millions)	$0.5	$—	$—
We recorded an impairment charge of $0.4 million in the second quarter of 2005 in respect of certain technology acquired in the combination with Parthus as we decided to cease the development of this product line due to the minimal differentiation between competing solutions. We also recorded an impairment charge of $0.1 million in the same period relating to non-performing assets following the implementation of our reorganization restructuring plan in 2005.

Financial Income, net and Other Income

	2005	2006	2007
Financial income, net (in millions)	$1.82	$2.62	$3.21

of which:
Interest income and gains from marketable securities (in millions)	$1.71	$2.77	$3.17
Foreign exchange gain (loss) (in millions)	$0.11	$(0.15)	$0.04

Other income
Gain on realization of investment (in millions)	$1.51	$0.06	$0.43
Financial income, net and other income, consist of interest earned on investments, gains from marketable securities, foreign exchange movements and gains on realization of investments. The increase in interest and gains from marketable securities earned both in 2007 from 2006 and in 2006 from 2005 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.04 million in 2007, a foreign exchange loss of $0.15 million in 2006, and a foreign exchange gain of $0.11 million in 2005.
We recorded a gain of $0.43, $0.06 and $1.51 million in 2007, 2006 and 2005, respectively, from the realization of a minority investment in a private company acquired in the combination with Parthus. In December 2003, we had fully written down the carrying value of the investment, having assessed the carrying value of the investment taking into consideration the potential discounted projected future cash flows, the valuation derived from the then proposed private placement, the liquidity of the investment and the general market conditions in which this private company operated at that time.
Provision for Income Taxes
The provision for income taxes in 2007 reflects income earned domestically and in certain foreign jurisdictions. In 2007, we also recorded tax expenses of $0.1 million related to a gain from disposal of an investment and $0.2 million related to interest income earned in Ireland, which is subject to a tax rate of 25%. In 2006, we recorded a tax income of $0.1 million mainly due to the release of a certain tax provision as a result of a re-calculation of the provision for income taxes based on approvals received during the year from a certain tax authority in a foreign jurisdiction, offset by tax expenses on income earned domestically and in certain foreign jurisdictions. We had no provision for income taxes in 2005, primarily due to losses incurred domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10 percent tax rate on its trade, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with seven separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first plan has expired and is subject to corporate tax of 29% in 2007. Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in higher deferred tax asset in 2007.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2007, we had approximately $40.7 million in cash and cash equivalents and $35.7 million in deposits and marketable securities, totaling $76.4 million compared to $64.2 million at December 31, 2006. During 2007, we invested $45.0 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 32 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $35.8 million. During 2006, we invested $30.9 million of our cash in certificates of deposits, corporate bonds and securities and U.S. government and agency securities with maturities up to 25 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $25.8 million. Corporate bonds and securities and U.S. government and agency securities instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash provided by operating activities in 2007 was $28.2 million, compared with $3.4 million of net cash used in operating activities in 2006 and $12.7 million of net cash provided by operating activities in 2005. Included in the operating cash inflow in 2007 was a disposal of $21.3 million in marketable securities. Included in the operating cash outflow in 2006 was a net investment of $5.1 million in marketable securities. Included in the operating cash inflow in 2005 was a net disposal of $12.6 million in marketable securities and a $2.9 million outflow in connection with restructuring and reorganization costs.
Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Throughout 2006 and 2007, we continued exit negotiations with the Harcourt landlord to terminate the lease, which negotiations commenced in September 2005. In July 2007, the Harcourt landlord initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million (of which approximately $0.8 million was included in accrued expenses under restructuring and approximately $0.7 million was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped. At December 31, 2007, we concluded that we had no assurance whether, and if so when, the exit negotiations would result in a lease termination. On January 18, 2008, we signed an assignment agreement with the landlord for the surrender and termination of the Harcourt lease. We paid approximately $5.7 million to the landlord for the termination. This amount will be recorded as cash out flow in the first quarter of 2008. As a result of the lease termination, we will record an additional restructuring charge accordingly in the first quarter of 2008.
Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash and marketable securities holdings. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
Net cash used in investing activities in 2007 was $30.9 million, compared with $3.9 million of net cash provided by investing activities in 2006 and $7.7 million of net cash used in investing activities in 2005. We had a cash outflow of $40.0 million and a cash inflow of $13.5 million in respect of investments in marketable securities during 2007. Included in the investment cash outflow in 2007 was a net disposal of $4.0 in short term bank deposit. Included in the investment cash inflow in 2006 was a net disposal of $5.2 million in short term bank deposit. Included in the investment cash outflow in 2005 was an investment of $8.2 million in short term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.8 million in 2007, $0.4 million in 2006 and $0.9 million in 2005. The main increase in capital expenditures in 2007 was associated with tester equipment for the SATA product line. Proceeds from the sale of property and equipment amounted to $8,000 in 2007 compared with $0 in 2006 and $14,000 in 2005. We had a cash outflow of $39,000 and $0.9 million in 2007 and 2006, respectively, in respect of transaction-related costs associated with the divestment of our GPS technology and associated business to GloNav. We had a cash outflow $153,000 for acquired technology in 2005 and a cash inflow of $0.4 million, $57,000 and $1.5 million from the disposal of a minority investment in a private company in 2007, 2006 and 2005, respectively.
Net cash provided by financing activities of $4.8 in 2007 and $1.8 million in both 2006 and 2005 reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.

We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.
Contractual Obligations
The table below presents the principal categories of our contractual obligations as of December 31, 2007:

	Payments Due by Period
	($ in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations – Leasehold properties (*)	21,351	2,545	4,318	2,823	11,665
Operating Lease Obligations – Other	1,461	999	462	—	—
Purchase Obligations	185	185	—	—	—
Severance Pay (**)	3,141	—	—	—	—

Total	26,138	3,729	4,780	2,823	11,665

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. As of December 31, 2007, the most material of those obligations related to the lease on our Harcourt Street offices in Dublin, which provided for an aggregate annual rental of approximately $1.3 million and expired in 2021. As of December 31, 2007, a portion of our Harcourt Street offices was under-utilized as a result of the re-alignment of our business and related headcount reductions in 2003 and other previous reorganization and restructuring plans. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments.
On January 18, 2008, we made a payment of approximately $5.7 million to surrender and terminate the Harcourt lease. This amount will be recorded as cash outflow in the first quarter of 2008.

(*)	Total operating lease obligations for leasehold properties, excluding the Harcourt Street property post the lease termination, would be approximately $3.1 million.

(**)	Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor law. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $50,000 is unfunded.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange gain of $38,000 in 2007, a foreign exchange loss of $150,000 in 2006 and a foreign exchange gain of $109,000 in 2005.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli employees denominated in NIS for a period of one to twelve months with forward contracts. As of December 31, 2007, we recorded comprehensive income of $65,000 from our forward contracts in respect to anticipated payroll for our Israeli employees expected in 2008. Such amounts will be recorded in earnings in 2008. We recognized a net gain of $170,000 during the year ended December 31, 2007, related to forward contracts. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis. We believe the devaluation of the U.S. dollar as compared to the NIS and Euro will result in an increase in overall expense increase in 2008.

We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.
Interest income and gains from marketable securities were $3.2 million in 2007, $2.8 million in 2006 and $1.7 million in 2005. The increase in interest and gains from marketable securities earned in 2007 from 2006 and in 2006 from 2005 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.
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
The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2007.
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
Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that, as of December 31, 2007, CEVA, Inc.’s internal control over financial reporting is effective.

CEVA, Inc.’s independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued a report on management’s assessment of the company’s internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors required by this item is incorporated herein by reference to the 2008 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2008 Proxy Statement.
The information regarding our executive officers required by this item is contained in Part I of this annual report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1. Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2007 and 2006.
•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
•	Notes to Consolidated Financial Statements.
2. Financial Statement Schedules:
•	Schedule II: Valuation and Qualifying Accounts
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
AS OF DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CEVA, Inc.
We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1(s) to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Kost Forer Gabbay & Kasierer
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of CEVA, Inc.
We have audited CEVA, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, CEVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of CEVA, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
March 14, 2008

CEVA, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,968	$40,697
Short term bank deposits	3,029	7,130
Marketable securities (Note 2)	23,237	28,548
Trade receivables (net of allowance for doubtful accounts of $682 in 2006 and $868 in 2007)	8,421	2,502
Deferred tax assets (Note 11)	613	861
Prepaid expenses (Note 6)	564	904
Investment in other company, net (Note 4)	—	4,233
Other accounts receivable (Note 6)	1,890	2,391

Total current assets	75,722	87,266

Long-term assets:
Severance pay fund	2,338	3,091
Deferred tax assets (Note 11)	382	455
Property and equipment, net (Note 3)	1,706	1,626
Investment in other company, net (Note 4)	4,233	—
Goodwill (Note 5)	36,498	36,498
Other intangible assets, net (Note 5)	201	53

Total long term assets	45,358	41,723

Total assets	$121,080	$128,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$718	$455
Accrued expenses and other payables (Note 7)	9,462	8,452
Taxes payable	135	320
Deferred revenues	406	727

Total current liabilities	10,721	9,954

Long term liabilities:
Accrued severance pay	2,519	3,141
Accrued liabilities (Note 12)	1,697	1,506

Total long term liabilities	4,216	4,647

Commitments and contingencies liabilities (Note 14)

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2006 and 2007; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2006, and 2007; 19,330,144 and 20,033,897 shares issued and outstanding at December 31, 2006 and 2007, respectively	19	20
Additional paid in capital	142,826	149,772
Accumulated other comprehensive income	—	7
Accumulated deficit	(36,702)	(35,411)

Total stockholders’ equity	106,143	114,388

Total liabilities and stockholders’ equity	$121,080	$128,989

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
Revenues:
Licensing	$23,935	$22,160	$19,499
Royalties	6,820	6,324	9,095
Other revenues	4,881	4,021	4,617

Total revenues	35,636	32,505	33,211

Cost of revenues	4,217	4,035	3,851

Gross profit	31,419	28,470	29,360

Operating expenses:
Research and development, net	20,153	18,769	19,136
Sales and marketing	6,577	6,268	6,253
General and administrative	5,742	5,882	5,721
Amortization of intangible assets	823	414	148
Reorganization, restructuring and severance charge (Note 12)	3,207	—	—
Impairment of assets	510	—	—

Total operating expenses	37,012	31,333	31,258

Operating loss	(5,593)	(2,863)	(1,898)
Financial income, net (Note 10)	1,820	2,620	3,211
Other income (Note 10)	1,507	57	425

Income (loss) before taxes on income	(2,266)	(186)	1,738
Income taxes expense (income) (Note 11)	—	(88)	447

Net income (loss)	$(2,266)	$(98)	$1,291

Basic net income (loss) per share	$(0.12)	$(0.01)	$0.07

Diluted net income (loss) per share	$(0.12)	$(0.01)	$0.06

Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands)
Basic	18,807	19,191	19,606

Diluted	18,807	19,191	20,150

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

					Accumulated
				Additional	other		Total
	Common Stock			paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount		capital	income (loss)	deficit	equity
Balance as of January 1, 2005	18,557,818	$19		$136,868	$—	$(34,338)	$102,549
Issuance of Common Stock upon exercise of employee stock options (a)	72,820	—(*	)	369	—	—	369
Issuance of Common Stock under employee stock purchase plan (a)	292,433	—(*	)	1,386	—	—	1,386
Equity-based compensation	—	—		195	—	—	195
Net loss	—	—		—	—	(2,266)	(2,266)

Balance as of December 31, 2005	18,923,071	$19		$138,818	$—	$(36,604)	$102,233

Issuance of Common Stock upon exercise of employee stock options (a)	86,536	—(*	)	430	—	—	430
Issuance of Common Stock under employee stock purchase plan (a)	320,537	—(*	)	1,374	—	—	1,374
Equity-based compensation	—	—		2,204	—	—	2,204
Net loss	—	—		—	—	(98)	(98)

Balance as of December 31, 2006	19,330,144	$19		$142,826	$—	$(36,702)	$106,143

Issuance of Common Stock upon exercise of employee stock options (a)	498,043	1		3,918	—	—	3,919
Issuance of Common Stock under employee stock purchase plan (a)	205,710	—(*	)	897	—	—	897
Equity-based compensation	—	—		2,131	—	—	2,131
Unrealized loss from available-for-sale securities, net	—	—		—	(58)	—	(58)
Unrealized gain from hedging activities, net	—	—		—	65	—	65
Net income	—	—		—	—	1,291	1,291

Balance as of December 31, 2007	20,033,897	$20		$149,772	$7	$(35,411)	$114,388

(*)	Represent an amount lower than $ 1.

(a)	See Note 8 to these consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$(2,266)	$(98)	$1,291
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,016	1,422	882
Impairment of assets	510	—	—
Amortization of intangible assets	823	414	148
Equity-based compensation	195	2,204	2,131
Gain from sale of property and equipment	(14)	—	(3)
Loss (gain) on marketable securities	16	52	(159)
Unrealized foreign exchange loss (gain)	(109)	48	(40)
Accrued interest on short term bank deposits	(131)	102	(127)
Gain on realization of investment	(1,507)	(57)	(425)
Trading marketable securities, net	12,604	(5,115)	21,312
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	4,526	(2,262)	5,919
Increase in other accounts receivable and prepaid expenses	(806)	(332)	(712)
Increase in deferred tax assets	(697)	(103)	(321)
Increase (decrease) in trade payables	(1,052)	145	(283)
Increase (decrease) in deferred revenues	(1,298)	(47)	321
Increase (decrease) in accrued expenses and other payables	142	582	(1,735)
Increase (decrease) in taxes payable	(265)	(307)	185
Increase (decrease) in accrued severance pay, net	57	(19)	(151)

Net cash provided by (used in) operating activities	12,744	(3,371)	28,233

Cash flows from investing activities:
Purchase of property and equipment	(908)	(424)	(807)
Proceeds from sale of property and equipment	14	—	8
Investment in short term bank deposits	(8,204)	(3,930)	(5,000)
Proceeds from short term bank deposits	—	9,134	1,026
Investment in available-for-sale marketable securities	—	—	(39,990)
Proceeds from available-for-sale marketable securities	—	—	13,468
Transaction cost related to the GPS divestment	—	(927)	(39)
Proceeds from realization of investment	1,507	57	425
Purchase of technology	(153)	—	—

Net cash provided by (used in) investing activities	(7,744)	3,910	(30,909)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	369	430	3,919
Proceeds from issuance of Common Stock under employee stock purchase plan	1,386	1,374	897

Net cash provided by financing activities	1,755	1,804	4,816

Effect of exchange rate movements on cash	(488)	514	589
Increase in cash and cash equivalents	6,267	2,857	2,729
Cash and cash equivalents at the beginning of the year	28,844	35,111	37,968

Cash and cash equivalents at the end of the year	$35,111	$37,968	$40,697

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(U.S. dollars in thousands)

	Year ended December 31,
	2005	2006	2007
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net	$1,383	$652	$889

Non-cash transactions (see Note 4):
Goodwill	—	(1,900)	—
Intangible asset	—	(845)	—
Net working capital	—	(522)	—
Transaction cost related to the GPS divestment	—	(39)	—
Deferred gain related to GPS divestment transaction	—	(1,751)	—
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
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including video, audio, Voice over Internet Protocol (VoIP), Bluetooth, and Serial ATA (SATA).
CEVA’s technology is licensed to leading electronics companies in the form of intellectual property (IP), which manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technology to original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Ceva’s IP is primarily deployed in high volume markets, including handsets (e.g. cellular baseband, ultra-low-cost phones, multimedia phones, smart phones and Bluetooth), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
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
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, which is included in “Financial income, net.” The Company recorded a foreign exchange gain of $109 in 2005, a foreign exchange loss of $150 in 2006 and a foreign exchange gain of $38 in 2007. The foreign exchange gains and losses arose principally on Euro and Israeli NIS liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar. The Company reviews its monthly expected non U.S. denominated expenditures and looks to hold equivalent non-dollar cash balances to mitigate currency fluctuations, and this approach has resulted in a lower impact of exchange rate conversion fluctuations in the said years.
d. Principles of consolidation:
The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
e. Cash equivalents:
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less from the date acquired.
f. Short term bank deposits:
Short-term bank deposits are with maturities of more than three months from deposit day but less than one year. The deposits are in dollars and are presented at their cost, including accrued interest. The deposits bear interest at an average rate of 4.42% and 5.12% annually during 2006 and 2007, respectively.
g. Marketable securities:
Marketable securities consist of corporate bonds and securities and U.S. government and agency securities. The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses, as appropriate.
FASB Staff Position (“FSP”) No. 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1/124-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1 which the Company adopted in 2003.
h. Property and equipment, net:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	15-33
Office furniture and equipment	7-25
Leasehold improvements	10-25
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
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
On June 23, 2006, the Company divested its GPS technology and associated business to a U.S.-based company, GloNav Inc. (“GloNav”) (for more details see Note 4). The investment in GloNav was stated at cost, since the Company did not have the ability to exercise significant influence over operating and financial policies of GloNav. The Company recorded the investment on its consolidated balance sheets as investment in other company, net. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No.18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”) and Financial Statement Position FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
In January 2008, the Company divested its equity stake in GloNav following GloNav’s acquisition by NXP Semiconductors (for more details see Note 4).
As part of the combination with Parthus in November 2002, CEVA acquired a minority investment in a private company (the “Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. As a result, the Company recognized an impairment and the investment was presented as $0. The Company recorded a gain of $1,507, $57 and $425 in 2005, 2006 and 2007, respectively, from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount. In 2007, CEVA recorded tax expenses of $100 related to a gain from the realization of this minority investment in the Portfolio Company.
j. Goodwill:
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination on or after July 1, 2001, is not amortized. As a result of the combination with Parthus in November 2002, the Company recorded goodwill in the amount of $38,398. In the second quarter of 2006, there was a decrease in the amount of goodwill of $1,900 as a result of the divestment of the Company’s GPS technology and associated business to GloNav (See note 4).
SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired.
The Company conducts its annual test of impairment for goodwill on October 1st of each year. In addition, the Company tests to see if impairment exists periodically whenever events or circumstances occur subsequent to its annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Important indicators which the Company considers in determining whether an impairment is triggered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and the Company’s market capitalization relative to net book value.
The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined by SFAS No. 142 as an operating segment or one level below an operating segment. The Company markets its products and services in one segment and allocates goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using the Company’s market capitalization as fair value. Accordingly, in conducting the first step of this impairment test, the Company compares the carrying value of its assets and liabilities, including goodwill, to its market capitalization. If the carrying value exceeds the fair value, the goodwill is potentially impaired and the Company then completes the second step in order to measure the impairment loss. If the fair value exceeds the carrying value, the second step to measure the impairment loss is not required.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
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
Should the Company’s market capitalization decline, in assessing the recoverability of goodwill, the Company may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If the Company’s estimates or their related assumptions change in subsequent periods or actual cash flows are below their estimates, an impairment loss not previously recorded may be required for these assets.
In October 2005, 2006 and 2007, the Company conducted its annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the Company with the carrying amount, including goodwill, on that date. Because the market capitalization of the Company exceeded the carrying value of the goodwill, goodwill was considered not impaired.
k. Other intangible assets net:
Intangible assets acquired in a business combination should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (“SFAS No. 144”). The costs of technology have been capitalized and are amortized in the consolidated statements of operations over the period during which benefits are expected to accrue, currently estimated at five years.
The Company is required to test its other intangible assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired in accordance with SFAS No. 144. Factors that the Company considers to be important, which could trigger impairment include:
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
Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the assets with their carrying value. The determination of the value of such intangible assets requires the Company to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. The Company incurred an impairment charge of $400 in the second quarter of 2005 in respect of certain technology acquired in the combination with Parthus as the Company decided to cease the development of this product line due to the minimal differentiation between competing solutions. In the second quarter of 2006, there was a decrease in the amount of other intangible assets, net of $845, as a result of the divestment of the Company’s GPS technology and associated business to GloNav (see Note 4). The Company assessed the carrying value of the remaining intangible assets based on the future expected cash flow from these assets and determined there was no impairment at year end 2007.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
l. Revenue recognition:
The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified for customer-specific requirements, (2) royalty revenues and (3) other revenues, which include revenues from support, training and sale of development systems. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to OEMs for incorporation into a variety of end products. The Company also licenses its technology directly to OEMs, which are considered end users.
The Company accounts for its IP license revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) persuasive evidence of an arrangement exists and no further obligation exists. A license may be perpetual or time limited in its application. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly, technical support and training) is determined based on the substantive renewal rate as stated in the agreement.
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
Revenues from license fees that involve significant customization of the Company’s IP to customer-specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2007, no such estimated losses were identified. The amount of revenue recognized under SOP 81-1 that was unbilled was $1,025, $1,271 and $514 at December 31, 2005, 2006 and 2007, respectively.
Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.
The Company believes that the use of the percentage of completion method is appropriate as the Company has prior experience and the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its licensees are expected to satisfy their obligations under the contracts.
Royalties from licensing the right to use the Company’s IP are recognized when the related sales are made. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment become due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
In addition to license fees, contracts with customers generally contain an agreement to provide support and training, which consists of an identified customer contact at the Company and telephone or e-mail support. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee. Revenue from training is recognized as the training is performed.
Revenue from sale of development systems is recognized when title to the product passes to the customer and all other revenue recognition criteria has been met.
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
Deferred revenues include unearned amounts received under license agreements, unearned technical support and training fees and amounts paid by customers not yet recognized as revenues.
m. Cost of revenue:
Cost of revenue includes the costs of products and services. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes the salary costs for personnel engaged in training and customer support, and telephone and other support costs.
n. Income taxes:
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the book and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. The Company and its subsidiaries provide a valuation allowance, as necessary, to reduce deferred tax assets to their estimated realizable value.
Deferred tax assets and liabilities are determined using enacted statutory tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding that a valuation allowance is required, the Company primarily considers such factors as its history of operating losses and expected future losses in certain jurisdictions and the nature of its deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that the Company is to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to earnings in the period in which it makes such a determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets will be realized, the Company will reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets, it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 was effective for the Company at the beginning of fiscal 2007. The adoption of FIN 48 by the Company did not have any material impact on its consolidated financial statements.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will not be distributed to CEVA, Inc., the U.S. parent company, and will continue to be re-invested indefinitely. In addition, the Company operates within multiple taxing jurisdictions involving complex issues, and it has provisions for tax liabilities on investment activities as appropriate.
o. Research and development:
Research and development costs are charged to the consolidated statements of operations as incurred.
p. Government grants:
Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of operations in the period in which the expenditure to which they relate is charged. Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.
The Company and its subsidiaries recorded grants in the amounts of $574, $276 and $319 for the years ended December 31, 2005, 2006 and 2007, respectively. The Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products which received grants from the Chief Scientist of Israel in previous years. The obligation to pay these royalties is continued on actual sales of the products. Grants received from Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.
q. Employee benefit plan:
Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “plan”). Participants in the plan may elect to defer a portion of their pre-tax earnings into the plan, which is run by an independent party. The Company makes pension contributions at rates varying up to 10% of the participant’s pensionable salary. Contributions to the plan are recorded as an expense in the consolidated statements of operations.
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
Total contributions for the years ended December 31, 2005, 2006 and 2007 were $707, $520 and $400, respectively.
r. Accrued severance pay:
The liability of CEVA’s Israeli subsidiary for severance pay is calculated pursuant to Israeli severance pay laws for all employees, based on the most recent salary of each employee multiplied by the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual.
The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.
Severance pay expenses, net of related income for the years ended December 31, 2005, 2006 and 2007, were approximately $550, $740 and $663, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
s. Accounting for equity-based compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 upon its adoption of SFAS 123(R).
Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price on the grant date of the award.
The Company adopted the fair value recognition provision of SFAS 123(R) using the modified prospective transition method, effective January 1, 2006. Under that transition method, compensation cost recognized in the years ended December 31, 2006 and 2007, includes: (a) compensation cost for all equity-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated.
SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on the Company’s consolidated statements of operations. The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the year ended December 31, 2007, was $2,131 lower and the Company’s net loss for the year ended December 31, 2006 was $2,204 higher than if it had continued to account for equity-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2007, were $0.10 and $0.11, respectively, lower, and basic and diluted net loss per share for the year ended December 31, 2006, both were $0.11 higher, than if the Company had continued to account for equity-based compensation under APB 25.
The Company used the Black-Scholes option-pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the Monte-Carlo model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, the Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the Monte-Carlo model provides a fair value that is more representative of actual experience and future expected experience than that calculated using the Black-Scholes model.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The fair value for the Company’s stock options granted to employees and directors was estimated using the following weighted-average assumptions:
In the Black-Scholes option pricing model for the years:

	2005	2006

Expected dividend yield	0%	0%
Expected volatility	35%	40%
Risk-free interest rate	3%	5%
Expected option term	4 years	4 years
Expected forfeiture (employees)	—	10%
Expected forfeiture (executives)	—	10%
In the Monte-Carlo simulation model for the year:

2007

Expected dividend yield	0%
Expected volatility	30%-46%
Risk-free interest rate	4%-5%
Expected forfeiture (employees)	20%
Expected forfeiture (executives)	10%
Contractual term of up to	7 years
Suboptimal exercise multiple	1.6
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same weighted average assumptions set forth above for the years ended 2007 and 2006 except the expected life, which was assumed to be six to 24 months in 2007 and 2006, and except the expected volatility, which was assumed to be in a range of 21%-42% in 2007.
The pro forma table below reflects the Company’s equity-based compensation expense, net loss, and basic and diluted loss per share for the year ended December 31, 2005, had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the adoption of Statement of Financial Accounting Standards No. 123R:

Year ended December 31,
2005
Net loss as reported	$(2,266)
Add: Total equity-based employee compensation expense determined under the fair value based method of SFAS 123 for all awards, net of related tax effects	(2,892)

Pro forma net loss:	$(5,158)

Net loss per share:
Basic and diluted — as reported	$(0.12)

Basic and diluted — pro forma	$(0.27)

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
For purposes of pro forma disclosures, equity-based compensation is estimated using a Black-Scholes-Merton option pricing model and amortized over the vesting period using the accelerated attribution method. Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma equity-based compensation expense presented above for the year ended December 31, 2005 under SFAS 123 and the equity-based compensation expense recognized during the years ended December 31, 2006 and 2007 under SFAS 123(R) are not directly comparable.
During the years ended December 31, 2006 and 2007, the Company recognized equity-based compensation expense related to employee stock options in the amount of $2,204 and $2,131, respectively, as follows:

	Year ended December 31,
	2006	2007

Cost of revenue	$53	$83
Research and development, net	656	935
Sales and marketing	449	334
General and administrative	1,046	779

Total equity-based compensation expense	$2,204	$2,131

Net income for the year ended December 31, 2007 was $277 lower than had the Company continued to account for equity-based compensation using the Black-Scholes option pricing model. Basic net income per share for the year ended December 31, 2007 was $0.02 lower than had the Company continued to account for equity-based compensation using the Black-Scholes option pricing model. Diluted net income per share for the year ended December 31, 2007 was $0.01 lower than had the Company continued to account for equity-based compensation using the Black-Scholes option pricing model.
As of December 31, 2006 and 2007, there were balances of $1,253 and $1,530, respectively, of unrecognized compensation expense related to unvested awards.
t. Fair value of financial instruments:
The carrying amount of cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities (classified as available-for-sale) is based on quoted market prices at year end.
u. Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income relates to gains and losses on hedging derivative instruments and unrealized gains and losses on available-for-sale securities.
v. Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, bank deposits, marketable securities and trade receivables. The Company invests its surplus cash in cash deposits and marketable securities in financial institutions with strong credit ratings and has established guidelines relating to the diversification and maturities that maintain safety and liquidity.
The Company invests cash in high grade certificates of corporate bonds and securities and U.S. government and agency securities. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in dollars.
Net interest income was $1,711 in 2005, $2,770 in 2006 and $3,173 in 2007. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The Company is exposed to financial market risks, including changes in interest rates. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term.
The Company’s trade receivables are geographically diverse and are derived from sales to OEMs mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends.
The Company has no off-balance-sheet concentration of credit risk.
w. Derivative and Hedging Activities:
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
To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and in Euro during the year, the Company instituted in the second quarter of 2007, a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees denominated in NIS for a period of one to twelve months with forward contracts.
As of December 31, 2007, the Company recorded comprehensive income of $65 from its forward contracts in respect to anticipated payroll for its Israeli employees expected in 2008. Such amounts will be recorded in the consolidated statements of operations of 2008.
The Company recognized a net gain of $170 during the year ended December 31, 2007, related to forward contracts.
x. Advertising expenses:
Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 were $179, $218 and $544, respectively.
y. Net income (loss) per share of common stock:
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	Year ended December 31,
(in thousands except per share data)	2005	2006	2007

Numerator:

Numerator for basic and diluted net income (loss) per share	$(2,266)	$(98)	$1,291

Denominator:

Denominator for basic net income (loss) per share	18,807	19,191	19,606

Effect of employee stock options	—	—	544

Denominator for diluted net income (loss) per share	18,807	19,191	20,150

Basic net income (loss) per share	$(0.12)	$(0.01)	$0.07

Diluted net income (loss) per share	$(0.12)	$(0.01)	$0.06

z. Recently issued accounting standards:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008. The FASB issues a FASB Staff Position (FSP) to defer the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS No. 157will have a material effect on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have significant impact on its consolidated financial statement.
NOTE 2: MARKETABLE SECURITIES
Marketable securities consist of corporate bonds and securities and U.S. government and agency securities. Management determines the classification of investments in obligations with fixed maturities and marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company had classified at December 31, 2006 its marketable debt securities as trading securities. Since the beginning of 2007, the Company classifies each new marketable security as available-for-sale securities at the time of purchase. On December 31, 2007, the Company classified the remaining trading securities in the amount of $ 2,062 to available-for-sale securities.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	As at December 31, 2006
	Cost	Gain (loss)	Market Value
Trading securities
Corporate bonds and securities	15,382	(112)	15,270
U.S. government and agency securities	7,923	44	7,967

	$23,305	$(68)	$23,237

	As at December 31, 2007
		Gross	Gross
	Amortized Cost	unrealized gains	unrealized losses	Market Value

Available-for-sale securities

Contractual maturities of less than 1 year
Corporate bonds and securities	$5,353	$—	$(7)	$5,346
U.S. government and agency securities	2,001	1	—	2,002

	7,354	1	(7)	7,348

Contractual maturities of after 1 year through 2 years
Corporate bonds and securities	$18,256	$13	$(72)	$18,197
U.S. government and agency securities	2,996	7	—	3,003

	21,252	20	(72)	21,200

	$28,606	$21	$(79)	$28,548

The unrealized losses as of December 31, 2007 were $79 and were caused mainly by interest rate increases. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2007. Proceeds from sales of available-for-sale securities during 2007 were $13,468. Gross realized losses from the sales of these securities were immaterial.
NOTE 3: PROPERTY AND EQUIPMENT, NET
Composition of assets, grouped by major classifications, is as follows:

	Year ended December 31,
	2006	2007
Cost:
Computers, software and equipment	$10,424	$11,150
Office furniture and equipment	957	960
Leasehold improvements	1,056	1,126

	12,437	13,236
Less — Accumulated depreciation	(10,731)	(11,610)

Depreciated cost	$1,706	$1,626

Depreciation expenses were $2,016, $1,422 and $882 for the years ended December 31, 2005, 2006 and 2007, respectively.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 4: INVESTMENT IN OTHER COMPANY, NET
On June 23, 2006, the Company divested its GPS technology and associated business to GloNav in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. Out of the 19.9%, CEVA received as consideration 10% in Series A-1 Convertible Voting Preferred Stock and 9.9% in Series A-2 Convertible Non-Voting Preferred Stock. The Series A-1 and Series A-2 are convertible into voting common stock and non-voting common stock, respectively, of GloNav on a one-for-one basis. Subject to certain limitations, if GloNav engages in future equity funding of up to $20,000, CEVA also will receive additional shares of GloNav’s Series A-2 for no consideration as anti-dilution protection. The additional share issuance is capped at 6.8% of GloNav’s then outstanding shares of capital stock calculated on a post-funding basis after completion of equity funding of up to $20,000. Although CEVA has transferred the GPS customer contracts and GPS intellectual property to GloNav, CEVA continued to share with GloNav certain revenues relating to the GPS assets. CEVA’s valuation of its equity investment in GloNav was $5,984 based on an independent expert’s valuation in consideration of the assets and cash contributed to GloNav. The determination of the amount of reduction recorded for goodwill and intangible assets for the GPS technology and business was calculated in accordance with paragraph 39 in SFAS No. 142 “Goodwill and Other Intangible Assets” in consideration of the fair value of the GPS technology and business purchased by GloNav and the fair value of the Company, both based on an independent valuation. The investment in GloNav was recorded as an “investment in other company, net” on the consolidated balance sheets and stated at cost given that the Company’s equity investment in GloNav represented less than 20% of GloNav’s voting stock and in consideration of the guidance provided in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” the Company did not have the ability to exercise significant influence over operating and financial policies of GloNav. Since GloNav was a highly leveraged entity, and received additional funding to continue its operations, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 was deferred and presented in the consolidated balance sheets as a deduction from “investment in other company.” The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751 is set forth below:

Equity investment in GloNav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Transaction cost related to the GPS divestment	(966)

Deferred gain related to GPS divestment transaction	$1,751

December 31,
2006 and 2007
Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

GloNav also has licensed the CEVA-TeakLite DSP core for the development of its GPS chipsets and will pay royalties to CEVA-based on its future GPS chip sales.
In January 2008, the Company divested its equity stake in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85,000, plus up to an additional $25,000 payable to all of GloNav’s stockholders in cash contingent upon GloNav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,600. In the first quarter of 2008, the Company expects to record a pre-tax gain of $8,600, from the divestment of its equity stake in GloNav and an additional pre-tax gain of $1,751 resulting from the recognition of the deferred gain, as detailed above.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

	Year ended December 31, 2006				Year ended December 31, 2007
		Accumulated				Accumulated
	Gross	Impairment			Gross	Impairment
	Carrying	Loss/Asset	Accumulated		Carrying	Loss/Asset	Accumulated
	Amount	write down	Amortization	Net	Amount	write down	Amortization	Net

Goodwill	$38,398	$1,900	$—	$36,498	$38,398	$1,900	$—	$36,498

Other intangible assets —amortizable
Parthus name	610	478	132	—	610	478	132	—
Patent portfolio	2,247	640	1,607	—	2,247	640	1,607	—
Current technology and customer backlog	2,824	1,264	1,493	67	2,824	1,264	1,560	—
Purchased technology	347	—	213	134	347	—	294	53

Total identifiable intangible assets	$6,028	$2,382	$3,445	$201	$6,028	$2,382	$3,593	$53

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
Amortization expenses amounted to $823, $414 and $148 for the years ended December 31, 2005, 2006 and 2007, respectively.
NOTE 6: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE
PREPAID EXPENSES

	Year ended December 31,
	2006	2007

Prepaid leased design tools	$219	$336
Prepaid directors and officers insurance	103	90
Prepaid car leases	116	172
Prepaid rent	51	216
Other prepaid expenses	75	90

	$564	$904

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
OTHER ACCOUNTS RECEIVABLE

	Year ended December 31,
	2006	2007

Indirect taxes	$880	$1,260
Rental deposits	119	144
Interest receivable	642	718
Other accounts receivable	249	269

	$1,890	$2,391

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	Year ended December 31,
	2006	2007

Accrued compensation and benefits	$4,237	$4,691
Restructuring accruals (see Note 12)	1,609	868
Engineering accruals	606	933
Professional fees	1,137	795
Other accruals	1,873	1,165

	$9,462	$8,452

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
During 2005, 2006 and 2007, the Company issued 365,253, 407,073 and 703,553 shares of common stock under its stock option and purchase programs for a consideration of $1,755, $1,804 and $4,816, respectively.
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
c. Employee and non-employee stock plans:
The Company grants stock options to employees, directors and certain consultants of the Company and its subsidiaries and provides the right to purchase stock pursuant to approved an employee stock purchase plan. The Company has elected to follow SFAS 123(R) and related interpretations in accounting for its stock option plans. SFAS 123(R) supersedes APB 25 for periods beginning in fiscal 2006. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock. A stock compensation charge of $2,204 and $2,131 in respect of options granted to employees and directors is reflected in the consolidated statements of operations for the years ended December 31, 2006 and 2007, respectively, as required under SFAS 123(R). A stock compensation charge of $195 in respect of options granted to non-employee consultants is reflected in the consolidated statements of operations for the year ended December 31, 2005 as required under SFAS 123.
During 2007, the Company granted options to purchase 939,500 shares of common stock, at exercise prices ranging from $7.22 to $9.18 per share, and the Company issued 703,753 shares of common stock under its stock option and purchase plans for consideration of $4,816. Options totaling 1,103,697 shares with a weighted average exercise price of $10.63 were forfeited or expired in 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 3,588,670 shares were outstanding at December 31, 2007. During 2006, the Company granted options to purchase 335,000 shares of common stock, at exercise prices ranging from $5.50 to $7.59 per share, and the Company issued 407,073 shares of common stock under its stock option and purchase plans for consideration of $1,804. Options totaling 1,017,937 shares with a weighted average exercise price of $9.59 were forfeited in 2006, primarily reflecting departures of employees and expiration of options which were granted in 1999. Options to purchase 4,250,910 shares were outstanding at December 31, 2006.
A summary of the Company’s stock option activity and related information for the year ended December 31, 2007, is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average exercise	remaining	intrinsic value
	options	price	contractual term	($000)
Outstanding at the beginning of the year	4,250,910	$8.15
Granted	939,500	7.78
Exercised	(498,043)	7.87
Forfeited or expired	(1,103,697)	10.63

Outstanding at the end of the year	3,588,670	$7.33	5.1	$17,510

Vested or expected to vest as of December 31	3,331,093	$7.35	5.0	$16,181

Exercisable as of December 31,	2,010,356	$7.55	4.4	$9,375

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, were 5,436,523, 4,717,761 and 1,902,560 shares for the years ended December 31, 2005, 2006 and 2007, respectively.
The options granted to employees and directors of the Company and its subsidiaries which were outstanding as of December 31, 2007 have been classified into a range of exercise prices as follows:

					Weighted average
Exercise price	Options	Weighted average	Weighted average		exercise price of
(range)	outstanding as of	remaining contractual	exercise price	Options exercisable as of	options exercisable
$	December 31, 2007	life (years)	$	December 31, 2007	$
4.25	296,251	5.3	4.25	296,251	4.25
4.26-7.60	2,345,056	5.4	6.59	1,131,018	6.67
7.61-11.40	785,604	5.0	9.26	421,370	9.62
11.41-15.0	154,216	1.1	14.15	154,174	14.15
15.01-20.0	7,543	1.4	17.64	7,543	17.64

	3,588,670	5.1	7.33	2,010,356	7.55

2003 Director Stock Option Plan
The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the Director Plan, which became effective on June 18, 2003.
A summary of activities relating to options granted to purchase common stock under the Director Plan is as follows:

	Year ended December 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	423,000	$7.81	581,000	$7.30	687,000	$7.02
Granted	158,000	5.95	132,000	5.76	—	—
Exercised	—	—	—	—	(19,500)	6.87
Forfeited or expired	—	—	(26,000)	6.88	—	—

Outstanding at the end of the year	581,000	$7.30	687,000	$7.02	667,500	$7.03

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
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
On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors for at least six months was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors for at least six (6) months was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six (6) months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director shall receive an option to purchase 13,000 shares of common stock for each committee on which he or she shall have served as chairperson for at least six months prior to such date. On May 9, 2005, the Company’s Board of Directors approved granting the Chairman of the Board an additional option to purchase 15,000 shares of common stock on an annual basis.
As a result, options to purchase 158,000 and 132,000 shares of common stock were granted during 2005 and 2006, respectively. In 2007, options to purchase 132,000 shares of common stock were granted to non-employee directors from the 2000 Stock Incentive Plan as a result of an insufficient number of authorized shares under the Director Plan for the automatic director grants.
The Company’s Board of Directors may grant additional options to purchase common stock with a vesting schedule to be determined by the Board of Directors in recognition of services provided by a non-employee director in his or her capacity as a director.
The Company’s Board of Directors has authority to administer the Director Plan. The Company’s Board of Directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Director Plan and to interpret its provisions.
As of December 31, 2007, options to purchase 13,000 shares of common stock were available for grant under the Director Plan.
2002 Stock Incentive Plan
The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors and sole stockholder in July 2002. Up to 3,300,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
A summary of activity of options granted to purchase common stock under the 2002 Plan is as follows:

	Year ended December 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	2,767,866	$6.95	2,317,436	$6.30	1,971,377	$6.14
Granted	941,700	5.76	203,000	6.04	—	—
Exercised	(21,428)	4.00	(64,377)	4.64	(285,931)	6.90
Forfeited or expired	(1,370,702)	7.30	(484,682)	7.05	(126,954)	6.96

Outstanding at the end of the year	2,317,436	$6.30	1,971,377	$6.14	1,558,492	$5.94

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
The Company’s Board of Directors and its compensation committee have the authority to administer the 2002 Plan. The Company’s Board of Directors or its compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 Plan and to interpret its provisions.
As of December 31, 2007, options to purchase 1,292,428 shares of common stock were available for grant under the 2002 Plan.
2000 Stock Incentive Plan
In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”).
A summary of activity of options granted to purchase common stock under the 2000 Plan is as follows:

	Year ended December 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	2,706,768	$10.93	2,121,947	$11.33	1,592,533	$11.12
Granted (*)	—	—	—	—	939,500	7.78
Exercised	(51,392)	5.52	(22,159)	5.93	(192,612)	9.42
Forfeited or expired	(533,429)	9.87	(507,255)	12.16	(976,743)	11.10

Outstanding at the end of the year	2,121,947	$11.33	1,592,533	$11.12	1,362,678	$9.07

(*)	Options to purchase 132,000 shares of common stock were granted to non-employee directors during 2007. The weighted average exercise price was $8.50.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Generally, options granted under our stock incentive plans vest at rates of 25% to 50% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 4 to 12 quarters, such that all shares are vested after two to four years. Options granted to non-employee directors will vest as to 25% of the shares underlying the option on each anniversary of the option grant.
As of December 31, 2007, options to purchase 1,129,933 shares of common stock were available for grant under the 2000 Plan.
2002 Employee Stock Purchase Plan
The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders voted to increase the number of shares of common stock from 1,000,000 to 1,500,000. Accordingly, an aggregate of 1,500,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) have been reserved for issuance and as of December 31, 2007, 386,542 shares were available for future issuance under the ESPP. In 2005, 2006 and 2007, the Company issued 292,433, 320,537 and 205,710 shares of common stock to employees under the ESPP for consideration of $1,386, $1,374 and $897, respectively.
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
The plan designates offer periods, purchase periods and exercise dates. Offer periods generally will be overlapping periods of 24 months. Purchase periods generally will be six-month periods. Exercise dates are the last day of each purchase period. In the event the Company merges with or into another corporation, sells all or substantially all of the Company’s assets, or enters into other transactions in which all of the Company’s stockholders before the transaction own less than 50% of the total combined voting power of the Company’s outstanding securities following the transaction, the Company’s Board of Directors or a committee designated by the board may elect to shorten the offer period then in progress.
The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is the lesser of:
•	85% of the fair market value of the common stock on the date of the grant of the option, which is the commencement of the offer period; or

•	85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
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
In accordance with SFAS 123(R), the ESPP is a compensatory plan and as such results in the recognition of compensation expense. For the years ended December 31, 2006 and 2007, the Company recognized $332 and $353, respectively, of compensation expense in connection with the ESPP.
d. Dividend policy:
The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.
NOTE 9: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of operations within geographic areas:

	Year ended December 31,
	2005	2006	2007
Revenues based on customer location:
United States	$12,545	$11,657	$6,937
Europe, Middle East and Africa	7,890	11,670	11,477
Asia Pacific (1)	15,201	9,178	14,797

	$35,636	$32,505	$33,211

(1) Japan	$4,969	$3,070	$4,375

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	December 31,
	2005	2006	2007
Long-lived assets by geographic region:
United States	$39,986	$41,012	$36,542
Ireland	1,193	253	336
Israel	1,615	1,280	1,261
Other	290	93	38

	$43,084	$42,638	$38,177

b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below;

	Year ended December 31,
	2005	2006	2007
Customer A	10%	—	—
Customer B	—	16%	—
Customer C	—	—	17%
Customer D	—	—	12%
Customer E	—	—	11%
The identity of the Company’s greater-than-10% customers varies from period-to-period, and the Company does not believe that it is materially dependent on any one specific customer or any specific small number of licensees.
c. Information about Products and Services:
Sales of the Company’s Ceva-X family of products and services generated 21%, 21% and 19% of its revenues for 2005, 2006 and 2007, respectively. Sales of the Company’s Ceva-TeakLite family of products and services generated 16%, 41% and 45% of its revenues for 2005, 2006 and 2007, respectively. Sales of the Company’s Ceva-Teak family of products and services generated 17%, 10% and 16% of its revenues for 2005, 2006 and 2007, respectively. The Company expects these products will continue to generate a significant portion of its revenue for 2008. The remaining amount consists of other families of products and services that represented each less than 15% of total revenues.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 10: SELECTED STATEMENTS OF OPERATIONS DATA
Financial income, net;

	Year ended December 31,
	2005	2006	2007

Interest income and gains from marketable securities	$1,711	$2,770	$3,173
Foreign exchange gain (loss)	109	(150)	38

	$1,820	$2,620	$3,211

Other income;

	Year ended December 31,
	2005	2006	2007

Gain on realization of investment (See Note 1i.)	$1,507	$57	$425

NOTE 11: TAXES ON INCOME
a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.
1. Irish Subsidiaries
The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. Another Irish subsidiary qualifies for an exemption from income tax as their revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997.
2. Israeli Subsidiary
A. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”):
According to the Investment Law, CEVA’s Israeli subsidiary is entitled to various tax benefits by virtue of the “approved enterprise” and/or “benefited enterprise” status granted to part of its enterprises, as defined by this law.
According to the provisions of the Investment Law, CEVA’s Israeli subsidiary has elected the “alternative benefits track” — the waiver of grants in return for tax exemption and, accordingly, it is tax-exempt for a period of two or four years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of up to a total of six or eight years from when the tax exemption ends.
The period of tax benefits, detailed above, is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date (except for the tax-exempt period of two years which is unlimited).
CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans under “Approved Enterprises” commenced operations in 1994, 1996, 1998, 1999, 2002, and 2004, respectively. The second plan was tax exempt for four years from the first year it has taxable income and is entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six years. The other plans are tax exempt for two years from the first year they have taxable income and are entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years. The tax benefit under the first plan has expired.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval.
The Amendment simplifies the approval process for the “Approved Enterprise.” As a result of the Amendment, it is no longer necessary for a company to approach the Investment Center in order to receive the tax benefits previously available under the Alternative Route, and rather, a company may claim the tax benefits offered by the Investment Law directly in its tax returns or by notifying the Israeli Tax Authority within 12 months from the end of that year (“the year of election”), provided that its facilities meet the criteria for tax benefits set out by the Amendment (the “Benefited Enterprise”).
CEVA’s Israeli subsidiary’s seventh “Benefited Enterprise” program (commenced in 2007) will be subject to the provisions of the Amendment.
The principal benefits by virtue of the Investment Law are:
X. Tax benefits and reduced tax rates:
Since CEVA’s Israeli subsidiary is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rates.
The Company’s Board of Directors has determined that tax-exempt income earned by the Israeli subsidiary’s “Approved Enterprise” programs will not be distributed as dividends, and the Israeli subsidiary intends to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Israeli subsidiary’s “Approved Enterprise” programs as the undistributed tax exempt income is essentially permanent in duration.
In the event CEVA distributes a dividend out of the retained tax exempt profits, such profits will be subject to corporate tax in the year the dividend is distributed, in respect of the gross amount of the dividend distributed and at a rate that would have been applicable had the Company not elected the Alternative Route (10%-25%, depending on the level of foreign investment in the company). In addition, the dividend recipient is subject to tax at a reduced rate of 15% applicable to dividends from “Approved Enterprises,” if the dividend is distributed during the exemption period or within 12 years thereafter. This tax must be withheld by CEVA at the source. However, in the event that the Company qualifies as a Foreign Investors Company, there would be no such limitation.
As a result of the Amendment, tax-exempt income generated from a “Benefited Enterprise” under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation, and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2007, the Company generated income under the provisions of the Investment Law which in a case of distribution or liquidation of the Israeli subsidiary would result in the Israeli subsidiary being taxed at the reduced corporate tax rate of 10% which in turn will generate tax liabilities of $79.
The Company’s board of directors has determined that it will not distribute any amounts of its undistributed tax-exempt income as dividend. The Company intends to reinvest its tax-exempt income and not to distribute such income as a dividend. Accordingly, no deferred income taxes have been provided on income attributable to the Company’s “Approved Enterprise” and “Benefited Enterprise” programs as the undistributed tax exempt income is essentially permanent in duration.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Income from sources other than the “Approved Enterprise” and “Benefited Enterprise” programs during the benefit period will be subject to tax at the statutory corporate tax rate.
Tax benefits are available under the Amendment to production facilities, which generally are required to derive more than 25% of their business income from export. In order to receive the tax benefits under the Amendment, a company must make an investment in the Benefited Enterprise exceeding a certain percentage or a minimum amount specified in the Investment Law.
Y. Accelerated depreciation:
Under the Investment Law, CEVA’s Israeli subsidiary is entitled to claim accelerated rates of depreciation on its property and equipment that are included in the “Approved Enterprise” programs during the first five tax years of the asset’s operation.
Conditions for the entitlement to the benefits:
The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the Investment Law, regulations published thereunder and the criteria set forth in the specific certificate of approvals. In the event of the Company’s failure to comply with these conditions, the benefits may be canceled, the income generated from the “Approved Enterprise” programs could be subject to corporate tax in Israel at the standard corporate tax rate (29% for 2007) and CEVA’s Israeli subsidiary will be required to refund tax benefits already received plus a consumer price index linkage adjustment and interest.
Management believes that as of December 31, 2007, CEVA’s Israeli subsidiary met all of the aforementioned conditions.
B. Israeli corporate tax structure:
In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2004 — 35%, 2005 — 34%, 2006 — 31%, 2007 — 29%, 2008 — 27%, 2009 — 26%, 2010 and thereafter - 25%. Capital gains will be subject to tax of 25%.
C. Final tax assessments:
CEVA’s Israeli subsidiary has received final tax assessments through 2003.
b. The provision for income taxes is as follows:

	Year ended December 31,
	2005	2006	2007
Domestic taxes:
Current	$3	$17	$52
Foreign taxes:
Current	694	(2)	716
Deferred	(697)	(103)	(321)

Taxes on income	$—	$(88)	$447

Income (loss) before taxes on income:

Domestic	$(1,879)	$(939)	$(2,123)
Foreign	(387)	753	3,861

	$(2,266)	$(186)	$1,738

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2005	2006	2007
Income (loss) before taxes on income	$(2,266)	$(186)	$1,738

Theoretical tax at U.S. statutory rate-35%	(794)	(65)	608
Foreign income taxes at rates other than U.S. rate	217	(88)	(962)
Non-deductible items	27	707	1,554
Valuation allowance	1,222	(924)	(810)
Other	(672)	282	57

Taxes on income	$—	$(88)	$447

d. Deferred taxes on income:
Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2005	2006	2007
Operating loss carryforward	$9,941	$9,065	$8,272
Accrued expenses	511	481	540
Temporary differences related to R&D expenses	722	812	1,088
Other	158	153	122
Valuation allowance	(10,440)	(9,516)	(8,706)

Balance at the end of the year (*)	$892	$995	$1,316

(*)	Deferred tax for the years ended December 31, 2005, 2006 and 2007 was only from a foreign jurisdiction.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The Company and its subsidiaries provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.
e. Separation from DSPG:
As part of the incorporation of the Company in November 2002 (see Note 1), DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). According to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel, of 50% of total capital.
f. Tax loss carryforwards:
As of December 31, 2007, CEVA and its subsidiaries had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $2,921, which are available to offset future U.S. taxable income. Such loss carryforwards begin to expire in 2023.  As of December 31, 2007, CEVA and its subsidiaries had foreign operating losses of approximately $70,567, principally in Ireland, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. Full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.
NOTE 12: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE
The Company’s management and Board of Directors approved certain reorganization and restructuring plans in 2005, which resulted in a total charge of $3,200. The charge arose in connection with the Company’s decision to restructure its corporate management, reduce overhead and consolidate its activities. The charges included severance charges and employee-related liabilities arising in connection with a head-count reduction of employees and a provision for future operating lease charges on idle facilities, one of which was the Company’s facilities in Dublin, Ireland, known as the Harcourt lease. The Harcourt lease provided for an aggregate annual rental of 888 Euro (approximately $1,300) and expired in 2021. Of the total charge of $3,200 in 2005, the portion of the restructuring reserve related to the Harcourt lease was $1,700. With respect to assessing the charges for under-utilized leased properties, the Company is required to make and review certain estimates and assumptions on a quarterly basis. In determining such estimates and assumptions, management takes into account current market conditions and the Company’s ability to either exit a particular under-utilized lease property or sub-let the property, all in accordance with SFAS No. 146. If an exit strategy in respect of a leased property is appropriate, the under-utilized building operating lease charge is calculated taking into consideration the surrender value given the underlying market conditions.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Otherwise, the under-utilized building operating lease charge is calculated on a sub-let basis by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook, (3) the estimated periods that facilities would be empty before being sublet, (4) an assessment of the percentage increases in the primary lease rent and the sublease rent at each five-year rent review, and (5) the application of a discount rate over the remaining period of the lease based on projected interest rates.
Throughout 2006, the Company continued exit negotiations with the Harcourt landlord to terminate the lease, which negotiations commenced in September 2005. At December 31, 2005, the provision for this under-utilized property was approximately $3,000 (including legal and professional fees). At December 31, 2006, the provision for under-utilized operating lease obligations was determined in accordance with an exit strategy. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2006 (approximately $760 was accrued as expenses under other liabilities, of which approximately $270 was paid in 2006).
In July 2007, the Harcourt landlord initiated legal proceedings against the Company for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. The Company paid an amount equal to approximately $1,500 (of which approximately $800 was included in accrued expenses under restructuring and approximately $700 was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $200. Subsequently, the legal proceedings against the Company were dropped. During the third quarter of 2007, the Company re-initiated exit negotiations with the Harcourt landlord. At December 31, 2007, the Company concluded that we had no assurance whether, and if so when, the exit negotiations would result in a lease termination. Pursuant to a sublet strategy in accordance with SFAS No. 146, as of December 31, 2007, the portion of the restructuring reserve related to the Harcourt lease was $2,231. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2007 (approximately $200 was accrued as expenses under other liabilities).
On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. The Company paid approximately $5,700 to the landlord for the termination. This amount will be recorded as cash outflow in the first quarter of 2008. As a result of the lease termination, the Company will update its restructuring accrual accordingly in the first quarter of 2008.
As of December 31, 2007, $143 of the restructuring reserve were related to another unused space in Ireland for the period until March 2010.
The major components of the restructuring and other charges are as follows:

	Under-utilized
	building operating	Legal and
	lease obligations	professional fees	Total
Balance as of December 31, 2005	$2,884	$330	$3,214
Effect of exchange rate	315	—	315
Cash outlays	(223)	—	(223)

Balance as of December 31, 2006 (1)	$2,976	$330	$3,306
Effect of exchange rate	292	—	292
Reallocation	100	(100)	—
Cash outlays	(1,224)	—	(1,224)

Balance as of December 31, 2007 (1)	$2,144	$230	$2,374

(1)	The legal and professional fees were related to the under-utilized building.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	Year ended December 31,
	2006	2007

Short Term – Restructuring accruals (see Note 7)	1,609	868
Long Term – Restructuring accruals	$1,697	$1,506
NOTE 13: RELATED PARTY TRANSACTIONS
a. Directors who are not employees of CEVA (other than the Chairman) are entitled to an annual retainer of $30, payable in quarterly installments of $7.5 each. The Chairman receives an annual retainer of $60, payable in quarterly installments of $15 each. The retainer contemplates attendance at four board meetings per year. Committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock option plans.
b. On July 1, 1996, one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term was 25 years from July 1, 1996 and the current annual rental payment was approximately 888 Euro ($1,300). Peter McManamon, the Chairman of the Company’s Board of Directors, is a minority stockholder of Veton Properties Limited. On January 18, 2008, the Company made a payment of approximately $5,700 to surrender and terminate the lease, which will be recorded as cash outflow in the first quarter of 2008 (for more details see Note 12).
c. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2005, 2006 and 2007 was $57, $499 and $266, respectively. The increase in 2006 was mainly due to legal services provided by Morrison & Foerster LLP relating to the divestment of the Company’s GPS technology and associated business to GloNav. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2005, 2006 and 2007 were $0, $0 and $2, respectively.
NOTE 14: COMMITMENTS AND CONTINGENCIES
a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
b. As of December 31, 2007, the Company and its subsidiaries had several non-cancelable operating leases, of which one expires in 2021, primarily for facilities, equipment and vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance.
Rent expense for the fiscal years ended December 31, 2005, 2006 and 2007, were $2,150, $1,716 and $1,097, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
As of December 31, 2007, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms in excess of one year are as follows:

Minimum rental
payments
2008	$3,729
2009	2,595
2010	2,185
2011	1,515
2012 and thereafter	12,973

$22,997

The future minimum rental commitments include payments to one of the Company’s property in Dublin, Ireland, known as the Harcourt Street lease, which provided for an aggregate annual rental of approximately $1,300 and expired in 2021. On January 18, 2008, the Company made a payment of approximately $5,700 to surrender and terminate the Harcourt Street lease. This amount will be recorded as cash outflow in the first quarter of 2008 (see Note 12). Total minimum rental payments for the Company’s current leasehold properties, excluding the Harcourt Street property post its termination, are approximately $4,800.
c. Royalties:
The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2007, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) aggregating $1,391 for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the U.S. dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required.
Through December 31, 2007, the Company has paid or accrued royalties to the OCS in the amount of $908. As of December 31, 2007, the aggregate contingent liability to the OCS amounted to $717.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer

Gideon Wertheizer
Chief Executive Officer
March 14, 2008
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gideon Wertheizer and Yaniv Arieli or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Gideon Wertheizer Gideon Wertheizer	Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/S/ Yaniv Arieli Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/S/ Peter Mcmanamon Peter McManamon	Director and Chairman	March 14, 2008

/S/ Eliyahu Ayalon Eliyahu Ayalon	Director	March 14, 2008

/S/ Zvi Limon Zvi Limon	Director	March 14, 2008

/S/ Bruce Mann Bruce Mann	Director	March 14, 2008

/S/ Sven-Christer-Nilsson Sven-Christer Nilsson	Director	March 14, 2008

/S/ Louis SIlver Louis Silver	Director	March 14, 2008

/S/ Dan Tocatly Dan Tocatly	Director	March 14, 2008

CEVA, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning of			Balance at end
	period	Additions	Deduction (1)	of period

Year ended December 31, 2007
Allowance for doubtful accounts	$682	$186	$—	$868

Year ended December 31, 2006
Allowance for doubtful accounts	$667	$15	$—	$682

Year ended December 31, 2005
Allowance for doubtful accounts	$813	$—	$146	$667

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)

2.2(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(7)	Second Amended and Restated Bylaws of the Registrant

3.4(8)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant

3.5(9)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant

3.6(10)	Bylaws Amendment to the Second Amended and Restated Bylaws of the Registrant

3.7(11)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(2)	Specimen of Common Stock Certificate

10.1(4)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.2(4)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002

10.3(4)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002

10.4(4)	Technology Transfer Agreement between DSP Group, Ltd. and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002

10.5(4)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and the Registrant dated as of November 1, 2002

10.6†*	CEVA, Inc. 2000 Stock Incentive Plan

10.7†*	CEVA, Inc. 2002 Stock Incentive Plan

10.8(13)†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.9†*	CEVA, Inc. 2003 Director Stock Option Plan

10.10†*	Parthus 2000 Share Option Plan

10.13(1)	Form of Indemnification Agreement

10.17(4)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.18(4)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.19(7)	Lease dated November 8, 1996 with Veton Properties Limited, as amended by an Assignment dated May 16, 2003 and Memorandum of Rent Review dated as of May 23, 2003

10.20(12)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.21(14)†	CEVA, Inc. 2006 Executive Bonus Plan

10.21(15)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.22(15)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.21(15)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.22(15)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

Exhibit
Number	Description

10.23(15)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.24(16)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.25(16)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.26(16)†	CEVA, Inc. 2007 Executive Bonus Plan

10.27(17)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.28(18)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.29(19)	Assignment of Leasehold Interest, dated January 18, 2008, by and between CEVA Ireland Limited and Ivor Fitzpatrick.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.

(2)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(3)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(4)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(5)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q/A, filed with the Commission on August 12, 2003, and incorporated hereby by reference.

(6)	Filed as an exhibit to the registration statement on Form S-8 of Parthus Technologies plc, filed with the Commission on June 6, 2000 (registration number 333-12090), and incorporated herein by reference.

(7)	Filed as an exhibit to CEVA’s 2003 Annual Report on Form 10-K, filed with the Commission on March 12, 2004, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2004, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on January 31, 2005, and incorporated hereby by reference.

(10)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on June 10, 2005, and incorporated hereby by reference.

(11)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(12)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(13)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006, and incorporated hereby by reference.

(14)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on May 30, 2006, and incorporated hereby by reference.

(15)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.

(16)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.

(17)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.

(18)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.

(19)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2008, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Filed herewith.