Form 10-Q
period 2008-03-31
CEVA  INC
filed 2008-05-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,133,417 shares of common stock, $0.001 par value, as of May 1, 2008.

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

•	Our belief that the penetration of ultra-low-cost handsets in rural sites could generate future growth for our business;
•	Our belief that our future solutions will provide the desired flexibility needed for the always-connected Internet trend;
•
Our belief that our introduction of additional technologies such as advanced DSP cores for the fourth generation handset, and high definition audio or video will contribute to our growth in future periods;

•	Our belief that the devaluation of the US. dollar as compared to the Israeli NIS and Euro will result in an increase in our overall expenses for 2008; and
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$52,501	$40,697
Short term bank deposits	7,216	7,130
Marketable securities	25,797	28,548
Trade receivables (net of allowance for doubtful accounts of $751 at March 31, 2008 and $868 at December 31, 2007)	6,004	2,502
Deferred tax assets	993	861
Prepaid expenses	1,633	904
Investment in other company, net (see Note 4)	—	4,233
Other current assets	1,875	2,391

Total current assets	96,019	87,266

Severance pay fund	3,539	3,091
Deferred tax assets	732	455
Property and equipment, net	1,558	1,626
Goodwill	36,498	36,498
Other intangible assets, net	32	53

Total assets	$138,378	$128,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$870	$455
Accrued expenses and other payables	8,638	8,452
Taxes payable	3,391	320
Deferred revenues	701	727

Total current liabilities	13,600	9,954

Long term liabilities:
Accrued severance pay	3,724	3,141
Accrued liabilities	—	1,506

Total long-term liabilities	3,724	4,647

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 20,126,940 and 20,033,897 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	20	20
Additional paid in-capital	150,973	149,772
Accumulated other comprehensive income (loss)	(39)	7
Accumulated deficit	(29,900)	(35,411)

Total stockholders’ equity	121,054	114,388

Total liabilities and stockholders’ equity	$138,378	$128,989

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2008	2007
	Unaudited	Unaudited
Revenues:
Licensing	$5,088	$4,639
Royalties	3,733	1,957
Other revenue	1,246	1,130

Total revenues	10,067	7,726
Cost of revenues	1,170	1,007

Gross profit	8,897	6,719
Operating expenses:
Research and development, net	5,120	4,700
Sales and marketing	1,773	1,555
General and administrative	1,590	1,246
Amortization of intangible assets	21	42
Reorganization	3,537	—

Total operating expenses	12,041	7,543

Operating loss	(3,144)	(824)
Financial income, net	808	824
Other income	10,869	—

Income before taxes on income	8,533	—
Taxes on income	3,022	—

Net income	$5,511	$—

Basic and diluted net income per share	$0.27	$0.00

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,095	19,420

Diluted	20,724	19,420

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2008	Shares	Amount		capital	income (loss)	deficit	equity

Balance as of January 1, 2008	20,033,897	$20		$149,772	$7	$(35,411)	$114,388
Net income	—	—		—	—	5,511	5,511
Equity-based compensation	—	—		578	—	—	578
Unrealized gain from available-for-sale securities, net	—	—		—	10	—	10
Unrealized loss from hedging activities	—	—		—	(56)	—	(56)
Issuance of Common Stock upon exercise of employee stock options	15,065	—(*	)	116	—	—	116
Issuance of Common Stock under employee stock purchase plan	77,978	—(*	)	507	—	—	507

Balance as of March 31, 2008	20,126,940	$20		$150,973	$(39)	$(29,900)	$121,054

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2007	Shares	Amount		capital	loss	deficit	equity

Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	—	—
Equity-based compensation	—	—		472	—	—	472
Unrealized loss from available-for-sale securities, net	—	—		—	(3)	—	(3)
Issuance of Common Stock upon exercise of employee stock options	34,843	—(*	)	220	—	—	220
Issuance of Common Stock under employee stock purchase plan	102,126	—(*	)	438	—	—	438

Balance as of March 31, 2007	19,467,113	$19		$143,956	$(3)	$(36,702)	$107,270

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended
	March 31,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$5,511	$—
Adjustments required to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	194	246
Amortization of intangible assets	21	42
Equity-based compensation	578	472
Gain from sale of property and equipment	(4)	—
Gain on marketable securities	(14)	(18)
Accrued interest on short term bank deposits	(86)	(38)
Unrealized foreign exchange loss	142	22
Gain on realization of investment	(10,865)	—
Trading marketable securities, net	—	4,535
Changes in operating assets and liabilities:
Increase in trade receivables	(3,502)	(242)
Increase in other current assets and prepaid expenses	(208)	(380)
Increase in deferred income taxes	(409)	(166)
Increase in trade payables	359	120
Decrease in deferred revenues	(26)	(21)
Decrease in accrued expenses and other payables	(1,519)	(98)
Increase in taxes payable	3,071	5
Increase (decrease) in accrued severance pay, net	131	(2)

Net cash (used in) provided by operating activities	(6,626)	4,477

Cash flows from investing activities:
Purchase of property and equipment	(126)	(481)
Proceeds from sale of property and equipment	4	—
Investment in available-for-sale marketable securities	(5,422)	(5,467)
Proceeds from available-for-sale marketable securities	8,197	—
Transaction cost related to the GPS divestment	—	(36)
Proceeds from realization of investment	15,098	—

Net cash provided by (used in) investing activities	17,751	(5,984)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	116	220
Proceeds from issuance of Common Stock under employee stock purchase plan	507	438

Net cash provided by financing activities	623	658
Effect of exchange rate movements on cash	56	58

Increase (decrease) in cash and cash equivalents	11,804	(791)
Cash and cash equivalents at the beginning of the period	40,697	37,968

Cash and cash equivalents at the end of the period	$52,501	$37,177

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
CEVA’s technology is licensed to leading electronics companies in the form of intellectual property (IP). These electronic companies manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including handsets (e.g. cellular baseband, ultra-low-cost phones, multimedia phones, smart phones and Bluetooth), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2007, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, have been applied consistently in these unaudited interim condensed consolidated financial statements.
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible on the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The table below sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	March 31, 2008	Level I	Level II	Level III
Marketable securities	$25,797	$25,797	$—	$—
Derivative assets	$9	$—	$9	$—
NOTE 4: INVESTMENT IN OTHER COMPANY, NET
On June 23, 2006, the Company divested its GPS technology and associated business to GloNav Inc. (“GloNav”) in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. CEVA’s valuation of its equity investment in GloNav was $5,984 based on an independent expert’s valuation in consideration of the assets and cash contributed to GloNav. The determination of the amount of reduction recorded for goodwill and intangible assets for the GPS technology and business was calculated in accordance with paragraph 39 in SFAS No. 142 “Goodwill and Other Intangible Assets” in consideration of the fair value of the GPS technology and business purchased by GloNav and the fair value of the Company, both based on an independent valuation. The investment in GloNav was recorded as an “investment in other company, net” on the consolidated balance sheet as of December 31, 2007 and stated at cost given that the Company’s equity investment in GloNav represented less than 20% of GloNav’s voting stock and in consideration of the guidance provided in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” the Company did not have the ability to exercise significant influence over operating and financial policies of GloNav. Since GloNav was a highly leveraged entity, and received additional funding to continue its operations, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 was deferred and presented in the consolidated balance sheet as of December 31, 2007 as a deduction from “investment in other company.”

December 31,
2007
Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

In January 2008, the Company divested its equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85,000, plus up to an additional $25,000 in cash payable to all of GloNav’s stockholders contingent upon GloNav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,561. In March 2008, the Company received an additional payment of $537 in connection with GloNav’s achievement of its first product development milestone. In total, the Company received $15,098 in the first quarter of 2008. In the first quarter of 2008, the Company recorded a capital gain of $10,865 from the divestment of its equity investment in GloNav (including the deferred gain of $1,751 resulting from the recognition of the deferred gain, as detailed above), and a tax expense of $3,105 related to such capital gain.
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The following is a summary of operations within geographic areas:

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$1,291	$1,633
Europe and Middle East	6,149	2,462
Asia Pacific	2,627	3,631

	$10,067	$7,726

Within the Europe and Middle East region, the Company derived approximately 76% of total revenues in that region from two countries during the first quarter of 2008. Within the Asian Pacific region, the Company derived approximately 40% of total revenues in that region from one country and approximately 63% of total revenues in that region from two countries during the first quarter of 2008 and 2007, respectively.
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below.

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Customer A	29%	(*	)
Customer B	12%	—
Customer C	(* )	23%

(*)	Less than 10%
NOTE 6: NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock considered outstanding during the period, in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$5,511	$—

Denominator:
Denominator for basic net income per share Weighted-average number of shares of Common Stock	20,095	19,420
Effect of employee stock options	629	—

	20,724	19,420

Net income per share
Basic and diluted	$0.27	$0.00

The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 641,207 for the three months ended March 31, 2008, and 4,432,002 for the corresponding period of 2007.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
During the first quarter of 2008, the Company granted options to purchase 524,500 shares of common stock, at an exercise price of $8.45 per share, and the Company issued 93,043 shares of common stock under its stock option and purchase plans for an aggregate consideration of $623. Options totaling 22,708 shares with a weighted average exercise price of $8.47 were forfeited or expired in the first quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,075,397 shares of common stock were outstanding at March 31, 2008. During the comparable period of 2007, the Company granted options to purchase 565,500 shares of common stock, at an exercise price of $7.22 per share, and the Company issued 136,969 shares of common stock under its stock option and purchase plans for an aggregate consideration of $658. Options totaling 168,474 shares with a weighted average exercise price of $9.55 were forfeited or expired in the first quarter of 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 4,613,093 shares of common stock were outstanding at March 31, 2007.
A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Three months ended
	March 31,
	2008
	(unaudited)
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	average exercise	Contractual	Intrinsic Value
	options	price	Term	($000)

Outstanding at the beginning of the year	3,588,670	$7.33	5.1	$17,510

Granted	524,500	8.45

Exercised	(15,065)	7.64

Forfeited or expired	(22,708)	8.47

Outstanding at the end of the period	4,075,397	$7.47	5.1	$744,167

Vested or expected to vest as of March 31, 2008	3,843,550	$7.47	5.1	$709,661

Exercisable as of March 31, 2008	2,223,843	$7.48	4.3	$370,047

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
The following table shows the total stock-based compensation charge included in the condensed consolidated statement of operations:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)

Cost of revenue	$28	$18
Research and development expenses	267	196
Sales and marketing expenses	95	82
General and administrative expenses	188	176

Total	$578	$472

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
Under SFAS 123(R), the share-based compensation charge has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Monte-Carlo simulation model for options granted with the following assumptions:

	Three months	Three months
	ended	ended
	March 31	March 31,
	2008	2007
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	37%-46%	35%-46%
Risk-free interest rate	2%-3%	5%
Expected forfeiture (employees)	15%	20%
Expected forfeiture (management)	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.6	1.6
Suboptimal exercise multiple (management)	1.2	1.5
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended March 31, 2008 and 2007, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 40%-55% and 33%-42% for the three months ended March 31, 2008 and 2007, respectively.
As at March 31, 2008 and 2007, there were balances of $2,378 and $1,880, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share for both the three months ended March 31, 2008 and 2007 was $0.02 per share.
NOTE 8: REORGANIZATION
On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. The Company paid $5,833 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, during the first quarter of 2008. The Company also successfully managed in the first quarter of 2008 to terminate part of its lease obligation in another office in Ireland, where the Company had unused space. In total, the Company recorded in the first quarter of 2008 $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company has no under-utilized building operating lease obligations as of March 31, 2008.
The major components of the restructuring and other charges are as follows:

	Under-utilized
	building	Legal and
	operating lease	professional fees
	obligations	and other(2)	Total
Balance as of December 31, 2007	$2,144	$230	$2,374
Charge, net (1)	3,586	(49)	3,537

Effect of exchange rate	3	3	6

Cash outlays	(5,733)	(100)	(5,833)

Balance as of March 31, 2008	$0	$84	$84

(1)	The net charge includes a reversal of a provision made in a prior year.

(2)	The legal, professional and other fees were related to the under-utilized building.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
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
To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted in the second quarter of 2007, a foreign currency cash flow hedging program. The Company currently is using the hedging program with respect to the NIS and hedges portions of the anticipated payroll of its Israeli employees denominated in NIS for a period of one to twelve months with forward and put option contracts.
As of March 31, 2008, the Company recorded comprehensive income of $9 from its forward and put option contracts in respect to anticipated payroll of its Israeli employees expected in 2008. Such amounts will be recorded in the condensed consolidated statements of operations in the second quarter of 2008.
The Company recognized a net gain of $146 during the first quarter of 2008, related to forward and put option contracts.
NOTE 10: RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 does not change the accounting for derivatives and hedging activities but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS No. 161 and does not expect the adoption to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value on the acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination, as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company’s consolidated financial statements will be impacted by SFAS 141R only in relation to future business combination activities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II — Item 1A — “Risk Factors,” as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements.”
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the leading licensor of DSP cores. Our technologies are widely licensed and power some of the world’s leading handset and consumer electronics semiconductor companies. In 2007, our licensees shipped over 227 million CEVA-powered chipsets, an increase of 19% over 2006 shipments of 190 million chipsets. In 2007, analyst firm Gartner Inc. reported CEVA’s share of the licensable DSP market at 53%.
Our revenue mix contains IP licensing fees, per unit and prepaid royalties and other revenues. Prepaid royalties are recognized under the licensing revenue line. Other revenues include revenues from support, training and sale of development systems. We have built a strong customer base which relies on our technology to deploy their silicon solutions. We license our technology as intellectual property (IP) to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technologies to systems original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including handsets (e.g. ultra-low-cost phones, multimedia phones and smart phones), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
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
In order to grow our business by capitalizing on this industry shift, we introduced in the last few years the MobileMedia and CEVA-Audio product lines aimed at the growing video and audio penetration into handset devices, CEVA-VoP for the growing use of VoIP in broadband networks and wireless phones, CEVA-Bluetooth for handset, headset and mobile devices and CEVA-SATA for the growing market for Solid State Drives (SSD). Also, in recognition of the need for high performance, scalable architectures for emerging applications such as fourth generation cellular (also referred to as WiMax or LTE) and High Definition Video, we introduced a new DSP architecture, the CEVA-X DSP with three new cores CEVA-X1620, CEVA-X1622 and CEVA-X1641. We believe that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and the necessary hardware and software for their target applications will drive demand for our technology.
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
The ever-changing nature of the market also challenges our continued business growth potential. For example, the success of our video products are highly dependent on the market adoption of new services and products, such as Internet Video, high resolution streaming video, the migration from audio players to Personal Multimedia Players (PMP), as well the migration to digital TVs and set-top boxes with high definition audio. In addition, our business may be affected by market conditions in developing markets, such as China and India specifically, where the penetration of ultra-low-cost (ULC) handsets in rural sites could generate future growth potential for our business. Moreover, our royalty revenues currently are primarily generated from sales of chipsets used in handsets and home entertainment equipment. As a result, a decline or change in growth rate in these markets or market share of our customers in those markets would adversely affect our financial condition and operating results.

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
RESULTS OF OPERATIONS
Total Revenues
Total revenues increased 30% to $10.1 million for the first quarter of 2008 from $7.7 million for the comparable quarter of 2007. The increase in total revenues reflected higher licensing revenues of our different technology product lines, higher royalty revenue, which in the first quarter of 2008 represented an all-time record high for royalty revenue, and higher other revenues. The five largest customers accounted for 62% of total revenues for the first quarter of 2008, as compared to 51% for the comparable quarter of 2007.
Two customers accounted 29% and 12% of revenues for the first quarter of 2008, as compared to one customer that accounted for 23% of revenues for the first quarter of 2007. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.
We generate our revenues from licensing our IP, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our IP to customer specifications are recognized in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We account for all of our other IP license revenues and related services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended.
We generate royalties from our licensing activities in two manners: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as per unit royalties, and royalties which are paid in a lump sum and in advance to cover a fixed number of future unit shipments, which we refer to as prepaid royalties. In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 12% and 20% of total revenue for the first quarter of 2008 and 2007, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues for the first quarter of 2008 was $5.1 million, an increase of 10% from $4.6 million for the first quarter of 2007. The increase in licensing revenues for the first quarter of 2008, as compared to the corresponding period of 2007, reflects higher revenues from our CEVA-X IP DSP core and BlueTooth IP, partially offset by lower revenues from our CEVA-Teaklite DSP family and SATA IP.
Licensing revenues accounted for 51% of our total revenues for the first quarter of 2008, compared to 60% for the first quarter of 2007. During the first quarter of 2008, we signed ten new license agreements. Eight agreements were for CEVA DSP cores and platforms, and two agreements were for CEVA SATA technology. Target applications for customer deployment are 3G smart phones, cellular femtocells, portable multimedia players and solid state drive (SSD) devices. Geographically, three of the ten deals signed were in the U.S., six were in Europe and one was in the Asia Pacific region.

Royalty Revenues
Royalty revenues for the first quarter of 2008 was $3.7 million, an increase of 91% from $2.0 million for the first quarter of 2007 and 23% sequentially higher than the fourth quarter of 2007. Royalty revenues for the first quarter of 2008 represented an all time record high for royalty revenues and a third quarterly sequential growth in our royalty revenues. Royalty revenues accounted for 37% of our total revenues for the first quarter of 2008, as compared to 25% for the first quarter of 2007. The increase in royalty revenues for the first quarter of 2008, as compared to the corresponding period of 2007, reflects increased shipments and market share expansion in 3G and 2G handset markets. This increase resulted from the introduction of new products utilizing our technology, as well as an increase in unit shipments of customers’ products incorporating our IP, offset by a decrease of the average royalty rate per unit. Our per unit and prepaid royalty customers reported aggregate sales of 86 million units incorporating our technology for the first quarter of 2008, compared to 41 million units for the comparable period of 2007. Five largest customers paying per unit royalty accounted for 80% of total royalty revenues for the first quarter of 2008, as compared to 71% for the comparable period of 2007.
We had 27 customers shipping units incorporating our technology during the first quarter of 2008, compared to 25 customers during the first quarter of 2007. As of March 31, 2008, we had 20 per unit royalty customers and 7 prepaid royalty customers, as compared to 18 per unit royalty customers and 7 prepaid royalty customers as of March 31, 2007.
Other Revenues
Other revenues for the first quarter of 2008 were $1.2 million, an increase of 10% from $1.1 million for the first quarter of 2007. The increase in other revenues for the first quarter of 2008, compared to the first quarter of 2007, reflects mainly higher support revenues, offset by lesser sales of development systems. Other revenues accounted for 12% of our total revenues for the first quarter of 2008, as compared to 15% for the first quarter of 2007. Other revenues include support and training for licensees and sale of development systems.
Geographic Revenue Analysis

	First Quarter		First Quarter
	2008		2007
	(in millions, except percentages)

United States	$1.3	13%	$1.6	21%
Europe and Middle East	$6.2	61%	$2.5	32%
Asia Pacific	$2.6	26%	$3.6	47%
Within the Europe and Middle East region, we derived approximately 76% of total revenues in that region from two countries during the first quarter of 2008. Within the Asian Pacific region, we derived approximately 40% of total revenues in that region from one country and approximately 63% of total revenues in that region from two countries during the first quarter of 2008 and 2007, respectively. Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Investment in Other Company, Net
On June 23, 2006, we divested our GPS technology and associated business to a U.S.-based company, GloNav Inc. (“GloNav”) (for more information see Note 4 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended March 31, 2008).
In January 2008, we divested our equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85 million, plus up to an additional $25 million in cash payable to all of GloNav’s stockholders, contingent upon GloNav reaching certain revenue and product development milestones within two years of the acquisition. In February 2008, we received our portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less our portion of certain fees and expenses incurred in connection with the transaction. After the deductions, our initial cash payment totaled $14.6 million. In March 2008, we received an additional payment of $0.5 million in connection with GloNav’s achievement of its first product development milestone. In total, we received $15.1 million in the first quarter of 2008. In the first quarter of 2008, we recorded a capital gain of $10.9 million from the divestment of our equity investment in GloNav (including the deferred gain of $1.75 million from the recognition of the deferred gain resulting from the divestment of the GPS technology and associated business to GloNav in June 2006, as detailed in Note 4 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended March 31, 2008), and a tax expense of $3,105,000 related to such capital gains.
Cost of Revenues
Cost of revenues was $1.2 million for the first quarter of 2008, as compared to $1.0 million for the comparable period of 2007. The increase for the first quarter of 2008 principally reflects the execution of a larger number of license agreements with engineering customization requirements which lowered the gross margins for those license agreements during the first quarter of 2008, as compared to the corresponding period in 2007, as well as higher salary costs due to the recruitment of additional employees for our support team. Cost of revenues accounted for 12% of total revenues for the first quarter of 2008, as compared to 13% for the first quarter of 2007. Included in cost of revenues for the first quarter of 2008 and 2007 was a non-cash stock compensation charge of $28,000 and $18,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006.

Gross Margin
Gross margin for the first quarter of 2008 was 88%, as compared to 87% for the first quarter of 2007. The increase in the dollar amount and percentage of gross margin for the first quarter of 2008, as compared to the corresponding period in 2007, principally reflects the revenue mix during the first quarter of 2008 with higher royalty revenue which has higher gross margin, partially offset by the execution of a greater number of license agreements with engineering customization requirements during the first quarter of 2008 which lowered the gross margin for those agreements, as well as higher salary costs for the first quarter of 2008 due to the recruitment of additional employees for our support team.
Operating Expenses
Total operating expenses increased to $12.0 million for the first quarter of 2008 from $7.5 million for the first quarter of 2007. The increase in total operating expenses for the first quarter of 2008 principally reflects a restructuring expense in the amount of $3.5 million, mainly as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first quarter of 2008, as well as higher salary cost, higher currency devaluation cost as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by an increase in research grants received from the Israeli government.
Research and Development Expenses, Net
Our research and development expenses increased to $5.1 million for the first quarter of 2008 from $4.7 million for the first quarter of 2007. The net increase for the first quarter of 2008 primarily reflects higher salary cost and higher currency devaluation cost as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, partially offset by an increase in research grants received from the Israeli government. Included in research and development expenses for the first quarter of 2008 and 2007 was a non-cash equity-based compensation charge of $267,000 and $196,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. Research and development expenses as a percentage of total revenues were 51% and 61% for the first quarter of 2008 and 2007, respectively.
The number of research and development personnel was 130 at March 31, 2008, as compared to 134 at March 31, 2007.
Sales and Marketing Expenses
Our sales and marketing expenses increased to $1.8 million for the first quarter of 2008 from $1.6 million for the first quarter of 2007. The increase for the first quarter of 2008 primarily reflects higher salary and commission costs as well as higher marketing activities, mainly associated with our attendance at the 3GSM annual wireless conference in Barcelona, Spain. Included in sales and marketing expenses for the first quarter of 2008 and 2007 was a non-cash equity-based compensation charge of $95,000 and $82,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. Sales and marketing expenses as a percentage of total revenues were 18% and 20% for the first quarter of 2008 and 2007, respectively.
The total number of sales and marketing personnel was 18 at March 31, 2008, as compared to 20 at March 31, 2007.
General and Administrative Expenses
Our general and administrative expenses increased to $1.6 million for the first quarter of 2008 from $1.2 million for the first quarter of 2007. The increase for the first quarter of 2008 primarily reflects higher salary and professional services costs. Included in general and administrative expenses for the first quarter of 2008 and 2007 was a non-cash equity-based compensation charge of $188,000 and $176,000, respectively, following the adoption of SFAS 123(R) on January 1, 2006. General and administrative expenses as a percentage of total revenues were 16% for the first quarters of 2008 and 2007.
The number of general and administrative personnel was 24 at March 31, 2008, as compared to 26 at March 31, 2007.
Amortization of Other Intangibles
Our amortization charge decreased to $21,000 for the first quarter of 2008 from $42,000 for the first quarter of 2007. The amount of other intangible assets was $32,000 at March 31, 2008 and $53,000 at March 31, 2007.

Reorganization
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid $5,833,000 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, in the first quarter of 2008. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Ireland, where we had unused space. In total, we recorded in the first quarter of 2008 $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations as of March 31, 2008.
Financial Income, Net (in millions)

	First Quarter	First Quarter
	2008	2007

Financial income, net	$0.81	$0.82
of which:
Interest income and gains from marketable securities	$0.95	$0.84
Foreign exchange loss	$(0.14)	$(0.02)
Financial income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned during the first quarter of 2008, as compared to the corresponding period of 2007, reflects higher combined cash and marketable securities balances held, offset by lower interest rates.
We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this resulted in a foreign exchange loss of $140,000 and $17,000 for the first quarter of 2008 and 2007, respectively.
Other Income (in millions)

	First Quarter	First Quarter
	2008	2007

Gain on realization of investment	$10.87	$—
We recorded a capital gain of $10.87 million for the first quarter of 2008 from the divestment of our investment in GloNav Inc. to NXP Semiconductors.
Provision for Income Taxes
The provision for income taxes during the first quarter of 2008 and 2007 reflects income earned domestically and in certain foreign jurisdictions. In the first quarter of 2008, we also recorded tax expenses of $3.1 million related to capital gains from the divestment of our equity investment in GloNav to NXP Semiconductors, as well as an income tax benefit of $0.3 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. The benefit of the deferred tax is expected to be realized in the future. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10% tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” or “Benefited Enterprise” status under Israeli law in connection with seven separate investment plans. Accordingly, income from an “Approved Enterprise” or “Benefited Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first three plans has expired and is subject to corporate tax of 27% for the first quarter of 2008. Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period, which has resulted in higher deferred tax asset for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008, we had approximately $52.5 million in cash and cash equivalents and $33.0 million in deposits and marketable securities, totaling $85.5 million, as compared to $76.4 million at December 31, 2007. During the first quarter of 2008, we invested $5.4 million of our cash in corporate bonds and securities with maturities up to 24 months. In addition, corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $8.2 million. These instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash used in operating activities during the first quarter of 2008 was $6.6 million, compared to $4.5 million of net cash provided by operating activities for the comparable period of 2007. Included in the operating cash outflow for the first quarter of 2008 was an amount of $5,833,000 in connection with reorganization, mainly as a result of the termination of the Harcourt lease. Included in the operating cash inflow for the first quarter of 2007 was net proceeds of $4.5 million from marketable securities.
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
Net cash provided by investing activities for the first quarter of 2008 was $17.8 million, compared to $6.0 million of net cash used in investing activities for the first quarter of 2007. We had a cash outflow of $5.4 million and a cash inflow of $8.2 million in respect of investments in marketable securities during the first quarter of 2008. We had a cash outflow of $5.5 million in respect of investments in marketable securities during the first quarter of 2007. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $126,000 for the first quarter of 2008, compared to $481,000 for the comparable period in 2007. Capital expenditure for the first quarter of 2007 mainly was associated with tester equipment for the SATA product line. We had a cash inflow of $15.1 million from the divestment of our equity investment in GloNav to NXP Semiconductors.
Net cash provided by financing activities during the first quarter of 2008 and 2007 was $0.6 and $0.7 million, respectively, and reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange loss of $140,000 and $17,000 during the first quarter of 2008 and 2007, respectively.
As a result of currency fluctuations and the remeasurement of non-U.S. dollars denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program. We currently are using the hedging program with respect to the NIS and hedge portions of the anticipated payroll for our Israeli employees denominated in NIS for a period of one to twelve months with forward and put option contracts. As of March 31, 2008, we recorded comprehensive income of $9,000 from our forward contracts in respect to anticipated payroll for our Israeli employees expected in 2008. Such amounts will be recorded in earnings in the second quarter of 2008. We recognized a net gain of $146,000 during the first quarter ended March 31, 2008, related to forward contracts and put options. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis. We believe the devaluation of the U.S. dollar as compared to the Israeli NIS and Euro will result in an increase in our overall expenses for 2008.
We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term deposits denominated in the local currency.
Interest income and gains from marketable securities were $948,000 and $841,000 for the first quarter of 2008 and 2007, respectively. The increase in interest and gains from marketable securities earned in the first quarter of 2008 from the comparable period of 2007 reflects a higher combined cash and marketable securities balances held, offset by lower interest rates.
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
The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2008.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On October 30, 2007, we commenced proceedings against u-blox AG (“u-blox”) in the Court of Commerce of the Canton of Zurich, Switzerland, following u-blox’s refusal to allow us to complete a routine royalty audit of its books and records in accordance with the terms of the license agreement, and u-blox’s subsequent refusal to provide information and discuss issues relating to u-blox’s reporting and other activities. Pursuant to these proceedings, we asked the Court to compel u-blox to provide information to enable the royalty audit to be completed and to require u-blox to pay royalties and/or damages in relation to any underreporting, underpayment and/or misuse of the technology rights licensed to them. On March 3, 2008, u-blox’s lawyers filed their statement of defense and requested that the Court reject our claims. A Court hearing is set for July 11, 2008 during which each party will present its case to the presiding judges. At this point, we cannot assess the amount of the recovery, if any.
Except for the above referenced legal proceeding, the Company is not party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material effect on the Company’s business, results of operations and financial condition.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” and (5) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and Israeli NIS versus the U.S. dollar;

•	increased operating expenses and gross margin fluctuations associated with the introduction of new or enhanced technologies;

•	changes in our pricing policies and those of our competitors; and

•	restructuring, asset impairment and related charges, as well as other accounting changes or adjustments.
Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including wireless and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such ends products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 29% and another customer accounted for 12% of our total revenues for the first quarter of 2008. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $140,000 and $17,000 for the first quarter of 2008 and 2007, respectively. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis. Also, due to the devaluation of the U.S. dollar as compared to the NIS and the Euro, we believe our overall expenses will increase in 2008.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 87% of our total revenues for the first quarter of 2008 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 27% (in 2008) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our current investment programs are scheduled to gradually expire. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.
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
Item 6. EXHIBITS

Exhibit
No.	Description

10.29	Assignment of Leasehold Interest, dated January 18, 2008, by and between CEVA Ireland Limited and Ivor Fitzpatrick.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: May 9, 2008	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: May 9, 2008	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.29	Assignment of Leasehold Interest, dated January 18, 2008, by and between CEVA Ireland Limited and Ivor Fitzpatrick.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer