Form 10-Q
period 2008-06-30
CEVA  INC
filed 2008-08-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,152,581 shares of common stock, $0.001 par value, as of August 1, 2008.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software will drive demand for our technology;

•	Our belief that the penetration of ultra-low-cost handsets in rural sites could generate future growth for our business;

•	Our belief that our future solutions will provide the desired flexibility needed for the always-connected Internet trend;

•
Our belief that our introduction of additional technologies, such as advanced DSP cores for the fourth generation handset, and high definition audio and video, will contribute to our growth in future periods;

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
Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, the ability of our DSP cores and other technologies to continue to be strong growth drivers for the company; the effect of intense competition within our industry; the possibility that the market for our technology may not develop as expected; the possibility that our customers’ products incorporating our technologies do not succeed as expected; our ability to timely and successfully develop and introduce new technologies; our reliance on revenue derived from a limited number of licensees; our ability to continue to improve our license and royalty revenue in future periods, as well as those risks described in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$43,093	$40,697
Short term bank deposits	7,440	7,130
Marketable securities	35,942	28,548
Trade receivables (net of allowance for doubtful accounts of $843 at June 30, 2008 and $868 at December 31, 2007)	5,884	2,502
Deferred tax assets	1,336	861
Prepaid expenses	1,616	904
Investment in other company, net (see Note 4)	—	4,233
Other current assets	1,939	2,391

Total current assets	97,250	87,266

Severance pay fund	3,859	3,091
Deferred tax assets	807	455
Property and equipment, net	1,630	1,626
Goodwill	36,498	36,498
Other intangible assets, net	12	53

Total assets	$140,056	$128,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$713	$455
Accrued expenses and other payables	8,827	8,452
Taxes payable	1,815	320
Deferred revenues	2,110	727

Total current liabilities	13,465	9,954

Long term liabilities:
Accrued severance pay	4,063	3,141
Accrued liabilities	—	1,506

Total long-term liabilities	4,063	4,647

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 20,150,440 and 20,033,897 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20	20
Additional paid in-capital	151,846	149,772
Accumulated other comprehensive income (loss)	(129)	7
Accumulated deficit	(29,209)	(35,411)

Total stockholders’ equity	122,528	114,388

Total liabilities and stockholders’ equity	$140,056	$128,989

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Licensing	$11,114	$10,173	$6,026	$5,534
Royalties	6,771	3,875	3,038	1,918
Other revenue	2,265	2,193	1,019	1,063

Total revenues	20,150	16,241	10,083	8,515
Cost of revenues	2,438	1,925	1,268	918

Gross profit	17,712	14,316	8,815	7,597
Operating expenses:
Research and development, net	10,355	9,310	5,235	4,610
Sales and marketing	3,579	3,174	1,806	1,619
General and administrative	3,286	2,619	1,696	1,373
Amortization of intangible assets	41	83	20	41
Reorganization	3,537	—	—	—

Total operating expenses	20,798	15,186	8,757	7,643

Operating income (loss)	(3,086)	(870)	58	(46)
Financial income, net	1,330	1,450	522	626
Other income	10,893	—	24	—

Income before taxes on income	9,137	580	604	580
Taxes on income	2,935	150	(87)	150

Net income	$6,202	$430	$691	$430

Basic net income per share	$0.31	$0.02	$0.03	$0.02

Diluted net income per share	$0.30	$0.02	$0.03	$0.02

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,118	19,450	20,140	19,473

Diluted	20,764	19,702	20,804	19,776

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Six months ended June 30, 2008	Shares	Amount		capital	income (loss)	deficit	equity
Balance as of January 1, 2008	20,033,897	$20		$149,772	$7	$(35,411)	$114,388
Net income	—	—		—	—	6,202	6,202
Equity-based compensation	—	—		1,297	—	—	1,297
Unrealized loss from available-for-sale securities, net	—	—		—	(82)	—	(82)
Unrealized loss from hedging activities	—	—		—	(54)	—	(54)
Issuance of Common Stock upon exercise of employee stock options	38,565	—	(*)	270	—	—	270
Issuance of Common Stock under employee stock purchase plan	77,978	—	(*)	507	—	—	507

Balance as of June 30, 2008	20,150,440	$20		$151,846	$(129)	$(29,209)	$122,528

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Six months ended June 30, 2007	Shares	Amount		capital	loss	deficit	equity
Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	430	430
Equity-based compensation	—	—		984	—	—	984
Unrealized loss from available-for-sale securities, net	—	—		—	(20)	—	(20)
Unrealized loss from hedging activities	—	—		—	(9)	—	(9)
Issuance of Common Stock upon exercise of employee stock options	64,025	—	(*)	404	—	—	404
Issuance of Common Stock under employee stock purchase plan	102,126	—	(*)	438	—	—	438

Balance as of June 30, 2007	19,496,295	$19		$144,652	$(29)	$(36,272)	$108,370

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars in thousands

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,202	$430
Adjustments required to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	356	458
Amortization of intangible assets	41	83
Equity-based compensation	1,297	984
Gain from sale of property and equipment	(4)	—
Loss (gain) on marketable securities	114	(16)
Accrued interest on short term bank deposits	(124)	(68)
Unrealized foreign exchange loss	204	44
Gain on realization of investment	(10,889)	—
Trading marketable securities, net	—	16,842
Changes in operating assets and liabilities:
Increase in trade receivables	(3,382)	(1,528)
Increase in other current assets and prepaid expenses	(230)	(169)
Increase in deferred income taxes	(827)	(350)
Increase in trade payables	201	169
Increase in deferred revenues	1,383	220
Increase (decrease) in accrued expenses and other payables	(1,420)	142
Increase (decrease) in taxes payable	1,495	(16)
Increase (decrease) in accrued severance pay, net	139	(3)

Net cash (used in) provided by operating activities	(5,444)	17,222

Cash flows from investing activities:
Purchase of property and equipment	(360)	(639)
Proceeds from sale of property and equipment	4	—
Investment in short term bank deposits	(5,256)	—
Proceeds from short term bank deposits	5,070	1,026
Investment in available-for-sale marketable securities	(18,642)	(14,907)
Proceeds from available-for-sale marketable securities	11,052	1,489
Transaction cost related to the GPS divestment	—	(38)
Proceeds from realization of investment	15,122	—

Net cash provided by (used in) investing activities	6,990	(13,069)

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	270	404
Proceeds from issuance of Common Stock under employee stock purchase plan	507	438

Net cash provided by financing activities	777	842
Effect of exchange rate movements on cash	73	63

Increase in cash and cash equivalents	2,396	5,058
Cash and cash equivalents at the beginning of the period	40,697	37,968

Cash and cash equivalents at the end of the period	$43,093	$43,026

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
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.
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

Description	June 30, 2008	Level I	Level II	Level III
Marketable securities	$35,942	$35,942	$—	$—
Derivative assets	$11	$—	$11	$—
The Company recognized a net loss on marketable securities of $114 and a net gain on marketable securities of $16 during the first half of 2008 and 2007, respectively (for more information related to net gain on derivative assets see Note 9).
NOTE 4: INVESTMENT IN OTHER COMPANY, NET
On June 23, 2006, the Company divested its GPS technology and associated business to GloNav Inc. (“GloNav”) in return for an equity ownership of 19.9% in GloNav on a fully diluted basis. CEVA’s valuation of its equity investment in GloNav was $5,984 based on an independent expert’s valuation in consideration of the assets and cash contributed to GloNav. The determination of the amount of reduction recorded for goodwill and intangible assets for the GPS technology and business was calculated in accordance with paragraph 39 in SFAS No. 142 “Goodwill and Other Intangible Assets” in consideration of the fair value of the GPS technology and business purchased by GloNav and the fair value of the Company, both based on an independent valuation. The investment in GloNav was recorded as an “investment in other company, net” on the consolidated balance sheet as of December 31, 2007 and stated at cost given that the Company’s equity investment in GloNav represented less than 20% of GloNav’s voting stock and in consideration of the guidance provided in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” the Company did not have the ability to exercise significant influence over operating and financial policies of GloNav. Since GloNav was a highly leveraged entity and received additional funding to continue its operations after the divestment by the Company, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 was deferred and presented in the consolidated balance sheet as of December 31, 2007 as a deduction from “investment in other company.”

December 31,
2007
Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

In January 2008, the Company divested its equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85,000, plus up to an additional $25,000 in cash payable to all of GloNav’s stockholders contingent upon GloNav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,561. In March 2008, the Company received an additional payment of $537 in connection with GloNav’s achievement of its first product development milestone. In total, the Company received $15,098 during the first half of 2008. During the first half of 2008, the Company recorded a capital gain of $10,865 from the divestment of its equity investment in GloNav (including the deferred gain of $1,751 resulting from the recognition of the deferred gain, as detailed above) and a tax expense of $3,196 related to such capital gain.
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The following is a summary of operations within geographic areas:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$2,063	$5,129	$772	$3,496
Europe and Middle East	9,727	5,216	3,578	2,754
Asia Pacific	8,360	5,896	5,733	2,265

	$20,150	$16,241	$10,083	$8,515

Within the Europe and Middle East region, the Company derived approximately 95% and 97% of total revenues in that region from four countries during the second quarter and first half of 2008, respectively, and 87% and 89% of total revenues in that region from three countries and four countries, respectively, for the comparable periods of 2007. Within the Asian Pacific region, the Company derived approximately 89% and 87% of total revenues in that region from three countries during the second quarter and first half of 2008, respectively, and 86% and 89% of total revenues in that region from two countries and three countries, respectively, for the comparable periods of 2007.
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues during each of the periods set forth below.

	Six months ended				Three months ended
	June 30,				June 30,
	2008		2007		2008		2007
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	24%		(*	)	18%		(*	)
Customer B	12%		(*	)	23%		(*	)
Customer C	(*	)	25%		(*	)	41%
Customer D	(*	)	11%		(*	)	(*	)
Customer E	(*	)	(*	)	—		18%

(*)	Less than 10%.
NOTE 6: NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock considered outstanding during the period, in accordance with SFAS No. 128, “Earnings Per Share.”

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$6,202	$430	$691	$430

Denominator:
Denominator for basic net income per share
Weighted-average number of shares of Common Stock	20,118	19,450	20,140	19,473
Effect of employee stock options	646	252	664	303

	20,764	19,702	20,804	19,776

Net income per share
Basic	$0.31	$0.02	$0.03	$0.02

Diluted	$0.30	$0.02	$0.03	$0.02

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 842,270 and 741,738 for the three and six months ended June 30, 2008, respectively, and 1,637,781 and 3,034,891 for the corresponding periods of 2007.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
During the first quarter of 2008, the Company granted options to purchase 524,500 shares of common stock, at an exercise price of $8.45 per share, and the Company issued 93,043 shares of common stock under its stock option and purchase plans for an aggregate consideration of $623. Options totaling 22,708 shares with a weighted average exercise price of $8.47 were forfeited or expired during the first quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,075,397 shares of common stock were outstanding at March 31, 2008. During the comparable period of 2007, the Company granted options to purchase 565,500 shares of common stock, at an exercise price of $7.22 per share, and the Company issued 136,969 shares of common stock under its stock option and purchase plans for an aggregate consideration of $658. Options totaling 168,474 shares with a weighted average exercise price of $9.55 were forfeited or expired during the first quarter of 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 4,613,093 shares of common stock were outstanding at March 31, 2007.
During the second quarter of 2008, the Company granted options to purchase 666,000 shares of common stock, at exercise prices ranging from $7.97 to $9.80 per share, and the Company issued 23,500 shares of common stock under its stock option plans for an aggregate consideration of $154. Options totaling 95,830 shares with a weighted average exercise price of $11.29 were forfeited or expired during the second quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,622,067 shares of common stock were outstanding at June 30, 2008. During the comparable period of 2007, the Company granted options to purchase 189,000 shares of common stock, at exercise prices ranging from $7.24 to $8.50 per share, and the Company issued 29,182 shares of common stock under its stock option plans for an aggregate consideration of $184. Options totaling 155,958 shares with a weighted average exercise price of $13.62 were forfeited or expired during the second quarter of 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 4,616,953 shares were outstanding at June 30, 2007.
A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Six months ended
	June 30,
	2008
	(unaudited)
			Weighted
		Weighted	average	Aggregate
	Number of	average exercise	remaining	intrinsic value
	options	price	contractual term	($000)
Outstanding at the beginning of the year	3,588,670	$7.33	5.1	$17,510

Granted	1,190,500	9.00
Exercised	(38,565)	6.97
Forfeited or expired	(118,538)	10.75

Outstanding at the end of the period	4,622,067	$7.68	5.3	$1,356,114

Vested or expected to vest as of June 30, 2008	4,347,610	$7.65	5.2	$1,380,874

Exercisable as of June 30, 2008	2,327,011	$7.25	4.3	$1,664,744

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	June 30,
	2008
	(unaudited)
			Weighted
		Weighted	average	Aggregate
	Number of	average exercise	remaining	intrinsic value
	options	price	contractual term	($000)
Outstanding at the beginning of the year	4,075,397	$7.47	5.1	$744,167

Granted	666,000	9.44
Exercised	(23,500)	6.54
Forfeited or expired	(95,830)	11.29

Outstanding at the end of the period	4,622,067	$7.68	5.3	$1,356,114

Vested or expected to vest as of June 30, 2008	4,347,610	$7.65	5.2	$1,380,874

Exercisable as of June 30, 2008	2,327,011	$7.25	4.3	$1,664,744

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company used the Black-Scholes option pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter.
The following table shows the total stock-based compensation charge included in the condensed consolidated statement of operations:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of revenue	$55	$36	$27	$18
Research and development expenses	532	412	265	216
Sales and marketing expenses	237	174	142	92
General and administrative expenses	473	362	285	186

Total	$1,297	$984	$719	$512

Under SFAS 123(R), the share-based compensation charge has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Monte-Carlo simulation model for options granted with the following assumptions:

	Three months ended
	June 30
	2008	2007
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	37%-51%	32%-41%
Risk-free interest rate	2%-4%	5%
Expected forfeiture (employees)	15%	20%
Expected forfeiture (management)	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.6	1.6
Suboptimal exercise multiple (management)	1.2	1.5
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended June 30, 2008 and 2007, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 40%-55% and 33%-42% for the three months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008 and 2007, there were balances of $3,670 and $1,912, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share was $0.04 and $0.06 for the three and six months ended June 30, 2008, respectively, and $0.03 and $0.05 for the corresponding periods of 2007.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 8: REORGANIZATION
On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. The Company paid $5,882 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, during the first half of 2008. The Company also successfully managed during the first quarter of 2008 to terminate part of its lease obligation in another office in Limerick, Ireland, where the Company had unused space. The Company recorded during the first half of 2008 an aggregate of $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company has no under-utilized building operating lease obligations as of June 30, 2008.
The major components of the restructuring and other charges are as follows:

	Under-utilized	Legal and
	building operating	professional fees and
	lease obligations	other (2)	Total
Balance as of December 31, 2007	$2,144	$230	$2,374
Charge, net (1)	3,586	(49)	3,537
Effect of exchange rate	3	3	6
Cash outlays	(5,733)	(149)	(5,882)

Balance as of June 30, 2008	$0	$35	$35

(1)	The net charge includes a reversal of a provision made in a prior year.

(2)	The legal, professional and other fees primarily were related to the termination of the Harcourt lease.
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted during the second quarter of 2007, a foreign currency cash flow hedging program. The Company currently is using the hedging program with respect to the NIS and hedges portions of the anticipated payroll of its Israeli employees denominated in NIS for a period of one to twelve months with forward and put option contracts.
As of June 30, 2008, the Company recorded comprehensive income of $11 from its forward and put option contracts in respect of anticipated payroll of its Israeli employees expected in 2008. Such amounts will be recorded in the condensed consolidated statements of operations during the third and fourth quarters of 2008.
The Company recognized a net gain of $216 and $70 during the first half and second quarter of 2008, respectively, related to forward and put option contracts.
NOTE 10: RECENTLY ISSUED ACCOUNTING STANDARDS {EY TO COMPLETE}
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”). This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 does not change the accounting for derivatives and hedging activities but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS No. 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II – Item 1A – “Risk Factors,” as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements.”
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the leading licensor of DSP cores. Our technologies are widely licensed and power some of the world’s leading handset and consumer electronics semiconductor companies. In 2007, our licensees shipped over 227 million CEVA-powered chipsets, an increase of 19% over 2006 shipments of 190 million chipsets. In 2008, analyst firm Gartner Inc. reported CEVA’s share of the licensable DSP market for 2007 was 61%, 10% higher than 2006.
Our revenue mix contains IP licensing fees, per unit and prepaid royalties and other revenues. Prepaid royalties are recognized under the licensing revenue line. Other revenues include revenues from maintenance, support, training and sale of development systems. We have built a strong customer base which relies on our technology to deploy their silicon solutions. We license our technology as intellectual property (IP) to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technologies to systems original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including handsets (e.g. ultra-low-cost phones, multimedia phones and smart phones), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
Given the technological complexity of DSP-based applications, there are increased requirements to supplement the basic DSP core IP with additional technologies in the form of integrated application-specific hardware peripherals and software components. Therefore, we believe there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.
In order to grow our business by capitalizing on this industry shift, we introduced in the last few years the MobileMedia and CEVA-Audio product lines aimed at the growing video and audio penetration into handset devices, CEVA-VoP for the growing use of VoIP in broadband networks and wireless phones, CEVA-Bluetooth for handset, headset and mobile devices and CEVA-SATA for the growing market for Solid State Drives (SSD) and settop boxes. Also, in recognition of the need for high performance, scalable architectures for emerging applications such as fourth generation cellular (also referred to as WiMax or LTE) and Standard Definition Video, we introduced a new DSP architecture, the CEVA-X DSP with three new cores CEVA-X1620, CEVA-X1622 and CEVA-X1641. We believe that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and the necessary hardware and software for their target applications will drive demand for our technology.
However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. In addition, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.

The ever-changing nature of the market also challenges our continued business growth potential. For example, the success of our video products are highly dependent on the market adoption of new services and products, such as Internet Video, high resolution streaming video, the migration from audio players to Personal Multimedia Players (PMP), as well the migration to digital TVs and set-top boxes with high definition audio. In addition, our business may be affected by market conditions in developing markets, such as China, India and Brazil, where the penetration of ultra-low-cost (ULC) handsets in rural sites could generate future growth potential for our business. Moreover, our royalty revenues currently are primarily generated from sales of chipsets used in handsets and consumer electronics equipment. As a result, a decline or change in growth rate in these markets or market share of our customers in those markets would adversely affect our financial condition and operating results.
In view of the current market trends, our planned future products are targeted at next generation handset and multimedia devices. We believe that our future solutions will provide the desired flexibility needed for the always-connected Internet trend. We also believe that our introduction of additional technologies, such as high performance DSP cores for the fourth generation handset, and high definition audio and video, will contribute to our growth in future periods. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance. We further cannot provide any assurances that our planned features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.
RESULTS OF OPERATIONS
Total Revenues
Total revenues increased 18% and 24% for the second quarter and first half of 2008, respectively, compared to the corresponding periods in 2007. The increase for the second quarter and first half of 2008, compared to the corresponding periods in 2007, reflected higher licensing revenues associated with our different technology product lines and significantly higher royalty revenues. The five largest customers accounted for 61% and 55% of total revenues for the second quarter and first half of 2008, respectively, as compared to 73% and 55% for the comparable periods of 2007.
Two customers accounted for 23% and 18% of total revenues for the second quarter of 2008, as compared to two customers that accounted for 41% and 18% of total revenues for the second quarter of 2007. Two customers accounted for 24% and 12% of total revenues for the first half of 2008, as compared to two customers that accounted for 25% and 11% of total revenues for the first half of 2007. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific licensee or any specific small number of licensees.
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
We generate royalties from our licensing activities in two manners: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as per unit royalties, and royalties which are paid in a lump sum and in advance to cover a fixed number of future unit shipments, which we refer to as prepaid royalties. In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 0% and 21% of total revenues for the second quarter of 2008 and 2007, respectively, and 6% and 20% of total revenues for the first half of 2008 and 2007, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues were $6.0 and $11.1 million for the second quarter and first half of 2008, respectively, an increase of 9% from both the second quarter and first half of 2007. The increase in licensing revenues for the second quarter of 2008 as compared to the corresponding period of 2007 reflects higher revenues from our CEVA-X IP DSP core and CEVA- Teaklite DSP family, partially offset by lower revenues from our CEVA- Teak DSP core. The increase in licensing revenues for the first half of 2008 as compared to the corresponding period of 2007 reflects higher revenues from our CEVA-X IP DSP core, CEVA- Teaklite DSP family and BlueTooth IP, partially offset by lower revenues from our CEVA- Teak DSP core.
Licensing revenues accounted for 60% and 55% of our total revenues for the second quarter and first half of 2008, compared to 65% and 63% for the comparable periods of 2007. During the second quarter of 2008, we signed eight new license agreements. Seven agreements were for CEVA DSP cores and platforms, and one agreement was for CEVA Bluetooth technology. Target applications for customer deployment are LTE modems, 3G data cards, HSDPA handsets, satellite phones, two way radios, wireless connectivity, consumer electronics and gaming consoles. Geographically, seven of the eight deals signed were in the Asia Pacific region, and one was in Europe.

Royalty Revenues
Royalty revenues were $3.0 and $6.8 million for the second quarter and first half of 2008, respectively, an increase of 58% and 75% from the second quarter and first half of 2007, respectively. Royalty revenues accounted for 30% and 34% of our total revenues for the second quarter and first half of 2008, compared to 23% and 24% for the comparable periods of 2007. The increase in royalty revenues for the second quarter and first half of 2008 as compared to the corresponding periods of 2007 reflects increased unit shipments and market share expansion in 3G and 2G handset markets. This increase resulted from the introduction of new products utilizing our technology, as well as an increase in unit shipments of customers’ products incorporating our IP, offset by a decrease in the average royalty rate per unit. Our per unit and prepaid royalty customers reported aggregate sales of 70 and 156 million units incorporating our technology for the second quarter and first half of 2008, respectively, compared to 46 and 86 million units for the comparable periods of 2007. Five largest customers paying per unit royalty accounted for 83% and 81% of total royalty revenues for the second quarter and first half of 2008, respectively, compared to 73% and 71% for the comparable periods of 2007.
We had 27 customers shipping units incorporating our technology during the second quarter of 2008, compared to 26 customers during the second quarter of 2007. As of June 30, 2008, we had 20 per unit royalty customers and 7 prepaid royalty customers, compared to 19 per unit royalty customers and 7 prepaid royalty customers as of June 30, 2007.
Other Revenues
Other revenues were $1.0 and $2.3 million for the second quarter and first half of 2008, respectively, a decrease of 4% and an increase of 3% from the second quarter and first half of 2007, respectively. The decrease in other revenues for the second quarter of 2008 and the increase in other revenues for the first half of 2008, as compared to the corresponding periods of 2007, reflect higher support related revenues for the second quarter and first half of 2008, offset by lower sales of development systems. Other revenues accounted for 10% and 11% of our total revenues for the second quarter and first half of 2008, respectively, compared to 12% and 14% for the comparable periods of 2007. Other revenues include support and training for licensees and sale of development systems.
Geographic Revenue Analysis

	First Half		First Half		Second Quarter		Second Quarter
	2008		2007		2008		2007
	(in millions, except percentages)				(in millions, except percentages)
United States	$2.1	10%	$5.1	32%	$0.8	8%	$3.5	41%
Europe and Middle East	$9.7	48%	$5.2	32%	$3.6	35%	$2.7	32%
Asia Pacific	$8.4	42%	$5.9	36%	$5.7	57%	$2.3	27%
Within the Europe and Middle East region, we derived approximately 95% and 97% of total revenues in that region from four countries during the second quarter and first half of 2008, respectively, and 87% and 89% of total revenues in that region from three countries and four countries, respectively, for the comparable periods of 2007. Within the Asian Pacific region, we derived approximately 89% and 87% of total revenues in that region from three countries during the second quarter and first half of 2008, respectively, and 86% and 89% of total revenues in that region from two countries and three countries, respectively, for the comparable periods of 2007. Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Investment in Other Company, Net
On June 23, 2006, we divested our GPS technology and associated business to a U.S.-based company, GloNav Inc. (“GloNav”) (for more information see Note 4 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended June 30, 2008).
In January 2008, we divested our equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85 million, plus up to an additional $25 million in cash payable to all of GloNav’s stockholders, contingent upon GloNav reaching certain revenue and product development milestones within two years of the acquisition. In February 2008, we received our portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less our portion of certain fees and expenses incurred in connection with the transaction. After the deductions, our initial cash payment totaled $14.6 million. In March 2008, we received an additional payment of $0.5 million in connection with GloNav’s achievement of its first product development milestone. There were no additional proceeds during the second quarter of 2008. In total, we received $15.1 million during the first half of 2008. During the first half of 2008, we recorded a capital gain of $10.9 million from the divestment of our equity investment in GloNav (including the deferred gain of $1.75 million from the recognition of the deferred gain resulting from the divestment of the GPS technology and associated business to GloNav in June 2006, as detailed in Note 4 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended June 30, 2008), and a tax expense of $3.2 million related to such capital gains.

Cost of Revenues
Cost of revenues were $1.3 and $2.4 million for the second quarter and first half of 2008, respectively, compared to $0.9 and $1.9 million for the comparable periods of 2007. The increase for the second quarter and first half of 2008 principally reflects (i) the execution of a larger number of license agreements with engineering customization requirements which increased cost of goods labor expenses during the second quarter and first half of 2008 as compared to the corresponding period in 2007, (ii) higher royalty pay-back expenses paid to the chief scientist in Israel and (iii) higher labor-related costs mainly due to the recruitment of additional employees for our support team. Cost of revenues accounted for 13% and 12% of total revenues for the second quarter and first half of 2008, respectively, compared to 11% and 12% for the comparable periods of 2007. Included in cost of revenues for the second quarter and first half of 2008 was a non-cash stock compensation expense of $27,000 and $55,000, respectively, compared to $18,000 and $36,000 for the comparable periods of 2007.
Gross Margin
Gross margin for the second quarter and first half of 2008 were 87% and 88%, respectively, compared to 89% and 88% for the comparable periods of 2007. The decrease in gross margin principally reflects an increase of cost of revenues, offset by higher royalty revenues which has higher gross margin.
Operating Expenses
Total operating expenses were $8.8 and $20.8 million for the second quarter and first half of 2008, respectively, compared to $7.6 and $15.2 million for the comparable periods of 2007. The net increase in total operating expenses for the second quarter of 2008 principally reflects higher salary and related cost, partially as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher project-related expenses, higher professional services costs and higher non-cash equity-based compensation expenses. The net increase in total operating expenses for the first half of 2008 principally reflects a restructuring expense in the amount of $3.5 million, mainly as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first quarter of 2008, as well as higher salary and related costs, partially as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by an increase in research grants received from the Israeli and Irish governments.
Research and Development Expenses, Net
Our research and development expenses were $5.2 and $10.4 million for the second quarter and first half of 2008, respectively, compared to $4.6 and $9.3 million for the comparable periods of 2007. The net increase for the second quarter of 2008 primarily reflects higher salary and related costs, mainly as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, and higher project-related expenses. The net increase for the first half of 2008 primarily reflects higher salary and related cost, mainly as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, and higher project related expenses, offset by an increase in research grants received from the Israeli and Irish governments. Included in research and development expenses for the second quarter and first half of 2008 was a non-cash stock compensation expense of $265,000 and $532,000, respectively, compared to $216,000 and $412,000 for the comparable periods of 2007. Research and development expenses as a percentage of total revenues were 52% and 51% for the second quarter and first half of 2008, respectively, compared to 54% and 57% for the comparable periods of 2007.
The number of research and development personnel was 126 at June 30, 2008, compared to 137 at June 30, 2007.
Sales and Marketing Expenses
Our sales and marketing expenses were $1.8 and $3.6 million for the second quarter and first half of 2008, respectively, compared to $1.6 and $3.2 million for the comparable periods of 2007. The increase for the second quarter of 2008 primarily reflects higher salary and related costs. The increase for the first half of 2008 primarily reflects higher salary and related costs, higher commission expenses, as well as higher marketing expenses due to more marketing-related activities, mainly associated with our attendance at the 3GSM annual wireless conference in Barcelona, Spain. Included in sales and marketing expenses for the second quarter and first half of 2008 was a non-cash stock compensation expense of $142,000 and $237,000, respectively, compared to $92,000 and $174,000 for the comparable periods of 2007. Sales and marketing expenses as a percentage of total revenues were 18% for both the second quarter and first half of 2008, respectively, compared to 19% and 20% for the comparable periods of 2007.
The total number of sales and marketing personnel was 19 for both June 30, 2008 and 2007.

General and Administrative Expenses
Our general and administrative expenses were $1.7 and $3.3 million for the second quarter and first half of 2008, respectively, compared to $1.4 and $2.6 million for the comparable periods of 2007. The increase for the second quarter of 2008 primarily reflects higher professional services costs as well as higher non-cash stock compensation expenses. The increase for the first half of 2008 primarily reflects higher salary and related cost, higher professional services costs and higher non-cash stock compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2008 was a non-cash stock compensation expense of $285,000 and $473,000, respectively, compared to $186,000 and $362,000 for the comparable periods of 2007. General and administrative expenses as a percentage of total revenues were 17% and 16% for the second quarter and first half of 2008, respectively, compared to 16% for both the comparable periods of 2007.
The number of general and administrative personnel was 24 at June 30, 2008, compared to 27 at June 30, 2007.
Amortization of Other Intangibles
Our amortization charges were $20,000 and $41,000 for the second quarter and first half of 2008, respectively, compared to $41,000 and $83,000 for the comparable periods of 2007. The amount of other intangible assets was $12,000 at June 30, 2008.
Reorganization
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid approximately $5.9 million for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, in the first half of 2008. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded during the first half of 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations as of June 30, 2008.
Financial Income, Net (in millions)

	First Half	First Half	Second Quarter	Second Quarter
	2008	2007	2008	2007
Financial income, net	$1.33	$1.45	$0.52	$0.63
of which:
Interest income and gains from marketable securities	$1.54	$1.49	$0.59	$0.65
Foreign exchange loss	$(0.21)	$(0.04)	$(0.07)	$(0.02)
Financial income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The increase in interest earned during the second quarter and first half of 2008 as compared to the corresponding periods of 2007 reflects higher combined cash and marketable securities balances held, offset by lower interest rates.
We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this resulted in a foreign exchange loss of $73,000 and $212,000 for the second quarter and first half of 2008, respectively, and a loss of $24,000 and $41,000 for the corresponding periods of 2007.
Other Income (in millions)

	First Half	First Half	First Quarter	First Quarter
	2008	2007	2008	2007
Gain on realization of investment	$10.89	$—	$0.02	$—
We recorded a capital gain of $10.9 million for the first quarter of 2008 from the divestment of our equity investment in GloNav to NXP Semiconductors, and a gain of $0.02 million for the second quarter of 2008 related to the disposal of another investment.

Provision for Income Taxes
During the first half of 2008, we recorded a tax expense of $3.2 million related to capital gains from the divestment of our equity investment in GloNav to NXP Semiconductors, and a tax expense of $0.3 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.6 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. The benefit of the deferred tax is expected to be realized in the future. The provision for income taxes during the first half of 2007 reflected income earned in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10 percent tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” or “Benefited Enterprise” status under Israeli law in connection with seven separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefits under these investment plans are scheduled to gradually expire by 2017. Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period, which has resulted in higher deferred tax asset for the first half of 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, we had approximately $43.1 million in cash and cash equivalents and $43.4 million in deposits and marketable securities, totaling $86.5 million, compared to $76.4 million at December 31, 2007. During the first half of 2008, we invested $23.9 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 25 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $16.1 million. Corporate bonds and securities and U.S. government and agency securities instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Deposits are short-term bank deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash used in operating activities during the first half of 2008 was $5.4 million, compared to $17.2 million of net cash provided by operating activities for the comparable period of 2007. Included in the operating cash outflow for the first half of 2008 were $5.9 million outflow in connection with reorganization, mainly as a result of the termination of the Harcourt lease, and $1.7 million outflow in connection with taxes associated with a capital gain from the divestment of our equity investment in GloNav to NXP Semiconductors. Included in the operating cash inflow for the first half of 2007 was net proceeds of $16.8 million from marketable securities.
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
Net cash provided by investing activities for the first half of 2008 was $7.0 million, compared to $13.1 million of net cash used in investing activities for the first half of 2007. We had a cash outflow of $18.6 million and a cash inflow of $11.1 million in respect of investments in marketable securities for the first half of 2008. We had a cash outflow of $14.9 million and a cash inflow of $1.5 million in respect of investments in marketable securities for the first half of 2007. Included in the cash inflow for the first half of 2008 was a net investment of $186,000 in short term bank deposit. Included in the cash outflow for the first half of 2007 was a disposal of $1.0 million in short term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $360,000 for the first half of 2008, compared to $639,000 for the comparable period in 2007. Capital expenditure for the first half of 2007 was mainly associated with tester equipment for the SATA product line. During the first quarter of 2008, we had a cash inflow of $15.1 million from the divestment of our equity investment in GloNav to NXP Semiconductors.

Net cash provided by financing activities during the first half of 2008 and 2007 were both $0.8 million, and reflects proceeds from the issuance of shares upon exercise of employee stock options and issuance of shares under our employee stock purchase plan.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange loss of $73,000 and $212,000 for the second quarter and first half of 2008, respectively, and a loss of $24,000 and $41,000 for the corresponding periods of 2007.
As a result of currency fluctuations and the remeasurement of non-U.S. dollars denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We currently are using the hedging program with respect to the NIS and hedge portions of the anticipated payroll for our Israeli employees denominated in NIS for a period of one to twelve months with forward and put option contracts. As of June 30, 2008, we recorded comprehensive income of $11,000 from our forward and put option contracts in respect of anticipated payroll for our Israeli employees expected in 2008. Such amounts will be recorded in earnings during the third and fourth quarter of 2008. We recognized a net gain of $216,000 and $70,000 during the first half and second quarter of 2008, respectively, related to forward and put option contracts. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis. We believe the devaluation of the U.S. dollar as compared to the Israeli NIS and Euro will result in an increase in our overall expenses for 2008.
We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term deposits denominated in the local currency.
Interest income and gains from marketable securities were $594,000 and $1.54 million for the second quarter and first half of 2008, respectively, compared to $650,000 and $1.49 million for the comparable periods of 2007. The increase in interest and gains from marketable securities earned during the second quarter and first half of 2008 from the comparable periods of 2007 reflects a higher combined cash and marketable securities balances held, offset by lower interest rates.
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
The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2008.

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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On October 30, 2007, we commenced proceedings against u-blox AG (“u-blox”) in the Court of Commerce of the Canton of Zurich, Switzerland, following u-blox’s refusal to allow us to complete a routine royalty audit of its books and records in accordance with the terms of the license agreement, and u-blox’s subsequent refusal to provide information and discuss issues relating to u-blox’s reporting and other activities. Pursuant to these proceedings, we asked the Court to compel u-blox to provide information to enable the royalty audit to be completed and to require u-blox to pay royalties and/or damages in relation to any underreporting, underpayment and/or misuse of the technology rights licensed to them. On March 3, 2008, u-blox’s lawyers filed their statement of defense and requested that the Court reject our claims. A Court hearing was set for July 11, 2008 for each party to present its case to the presiding judges. After the July 11th court hearing, it was agreed that we will receive $2.5 million from u-blox by no later than August 31, 2008 for the claimed underreporting, underpayment and/or unauthorized third party use of the technology rights licensed by us to u-blox.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue,” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “We depend on market acceptance of third-party semiconductor intellectual property,” (5) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed,” and (8) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue.
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	microprocessor IP providers, such as ARC, ARM, MIPS Technologies and Tensilica, are offering DSP extensions to their IP;

•
our video solution is software-based and competes with hardware implementation offered by companies such as Hantro (being acquired by On2) and other software solutions, Imagination Technologies,Tensilica and ARC;

•	ARC is offering a licensing model based on royalty payments specifically for Chinese customers that waive initial licensee fees; and

•	SATA IP market is highly standardized with several vendors offering similar products, leading to pricing pressures for both licensing and royalty revenue.
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
Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handset and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such ends products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues.

We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 24% and another customer accounted for 12% of our total revenues for the first half of 2008. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
We depend on market acceptance of third-party semiconductor intellectual property.
The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in house development of proprietary DSPs towards licensing open DSP cores. These trends that would enable our growth are largely beyond our control. Semiconductor customers may also choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly-integrated chips that embed our technologies. If the above referenced market shifts do not materialize or third-party SIP does not achieve market acceptance, our business, results of operations and financial condition could be materially harmed.
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
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $73,000 and $212,000 for the second quarter and first half of 2008, respectively, and a loss of $24,000 and $41,000 for the corresponding periods of 2007. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis. Also, due to the devaluation of the U.S. dollar as compared to the NIS and the Euro, we believe our overall expenses will increase in 2008.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 90% of our total revenues for the first half of 2008 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on May 20, 2008. Holders of an aggregate of 20,126,940 shares of common stock at the close of business on March 24, 2008 were entitled to vote at the meeting and the holders of 14,689,063 shares of common stock were present or represented by proxy at the meeting. At the annual meeting, the Company’s stockholders voted as follows:
Proposal 1: Election of Directors
The following directors were elected at the meeting to serve for a one-year term:

				Broker Non-
Name	Votes For	Votes Withheld	Abstentions	Vote

Eliyahu Ayalon	14,520,806	168,257	0	0

Zvi Limon	14,266,162	422,901	0	0

Bruce A. Mann	10,594,824	4,094,239	0	0

Peter McManamon	14,523,752	165,311	0	0

Sven-Christer Nilsson	14,497,258	191,805	0	0

Louis Silver	14,267,722	421,341	0	0

Dan Tocatly	14,523,239	165,824	0	0
Proposal 2: Ratification of Appointment of Independent Auditors
The selection of Kost Forer Gabby & Kassierer, a member of Ernst & Young Global, as independent auditors of the company for the fiscal year ending December 31, 2008, was ratified as follows:

For 14,660,646	Against 22,885	Abstained 5,530	Broker Non-Vote 0
Item 6. EXHIBITS

Exhibit
No.	Description
10.30
2008 Executive Bonus Plan (incorporated herein by reference to the description of the plan set forth in CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2008)

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

CEVA, INC.
Date: August 8, 2008	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 8, 2008	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer