Form 10-Q
period 2008-09-30
CEVA  INC
filed 2008-11-10
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2008
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,608,165 shares of common stock, $0.001 par value, as of November 3, 2008.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software will drive demand for our technology;

•	Our belief that the penetration of ultra-low-cost handsets in emerging markets could generate future growth for our business;

•	Our belief that our future solutions will provide the desired flexibility needed for the always-connected Internet trend;

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

•	Our belief that the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.
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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$11,144	$40,697
Short term bank deposits	40,412	7,130
Marketable securities (see Note 3)	36,301	28,548
Trade receivables (net of allowance for doubtful accounts of $843 at September 30, 2008 and $868 at December 31, 2007)	3,838	2,502
Deferred tax assets	1,300	861
Prepaid expenses	1,375	904
Investment in other company, net (see Note 5)	—	4,233
Other current assets	2,619	2,391

Total current assets	96,989	87,266

Severance pay fund	3,943	3,091
Deferred tax assets	616	455
Property and equipment, net	1,510	1,626
Goodwill	36,498	36,498
Other intangible assets, net	—	53

	42,567	41,723

Total assets	$139,556	$128,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$501	$455
Accrued expenses and other payables	8,809	8,452
Taxes payable	862	320
Deferred revenues	1,732	727

Total current liabilities	11,904	9,954

Long term liabilities:
Accrued severance pay	4,153	3,141
Accrued liabilities	—	1,506

Total long-term liabilities	4,153	4,647

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 20,083,895 and 20,033,897 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20	20
Additional paid in-capital	152,874	149,772
Treasury stock	(910)	—
Accumulated other comprehensive income (loss)	(557)	7
Accumulated deficit	(27,928)	(35,411)

Total stockholders’ equity	123,499	114,388

Total liabilities and stockholders’ equity	$139,556	$128,989

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Licensing	$17,088	$15,487	$5,974	$5,314
Royalties	10,067	6,053	3,296	2,178
Other revenue	3,201	3,430	936	1,237

Total revenues	30,356	24,970	10,206	8,729
Cost of revenues	3,543	2,926	1,105	1,001

Gross profit	26,813	22,044	9,101	7,728
Operating expenses:
Research and development, net	15,133	14,015	4,778	4,705
Sales and marketing	5,401	4,645	1,822	1,471
General and administrative	4,991	4,134	1,705	1,515
Amortization of intangible assets	53	124	12	41
Reorganization	3,537	—	—	—

Total operating expenses	29,115	22,918	8,317	7,732

Operating income (loss)	(2,302)	(874)	784	(4)
Financial income, net	1,975	2,195	645	745
Other income	11,251	425	358	425

Income before taxes on income	10,924	1,746	1,787	1,166
Taxes on income	3,319	204	384	54

Net income	$7,605	$1,542	$1,403	$1,112

Basic net income per share	$0.38	$0.08	$0.07	$0.06

Diluted net income per share	$0.37	$0.08	$0.07	$0.05

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,131	19,516	20,157	19,647

Diluted	20,776	19,900	20,799	20,287

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total
	Common stock			paid-in	Treasury	comprehensive	Accumulated	stockholders’
Nine months ended September 30, 2008	Shares	Amount		capital	stock	income (loss)	deficit	equity

Balance as of January 1, 2008	20,033,897	$20		$149,772	$—	$7	$(35,411)	$114,388
Net income	—	—		—	—	—	7,605	7,605
Equity-based compensation	—	—		2,084	—	—	—	2,084
Unrealized loss from available-for-sale securities, net	—	—		—	—	(620)	—	(620)
Unrealized gain from hedging activities	—	—		—	—	56	—	56
Issuance of Common Stock upon exercise of employee stock options	58,693	—	(*)	410	—	—	—	410
Issuance of Common Stock under employee stock purchase plan	99,631	—	(*)	608	—	—	—	608
Purchase of Treasury Stock	(198,770)	—	(*)	—	(1,638)	—	—	(1,638)
Issuance of Treasury Stock upon exercise of employee stock options	21,244	—	(*)	—	176	—	(44)	132
Issuance of Treasury Stock under employee stock purchase plan	69,200	—	(*)	—	552	—	(78)	474

Balance as of September 30, 2008	20,083,895	$20		$152,874	$(910)	$(557)	$(27,928)	$123,499

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Nine months ended September 30, 2007	Shares	Amount		capital	gain	deficit	equity

Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$(36,702)	$106,143
Net income	—	—		—	—	1,542	1,542
Equity-based compensation	—	—		1,509	—	—	1,509
Unrealized gain from available-for-sale securities, net	—	—		—	11	—	11
Unrealized gain from hedging activities	—	—		—	126	—	126
Issuance of Common Stock upon exercise of employee stock options	198,242	1		1,335	—	—	1,336
Issuance of Common Stock under employee stock purchase plan	205,710	—	(*)	897	—	—	897

Balance as of September 30, 2007	19,734,096	$20		$146,567	$137	$(35,160)	$111,564

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,605	$1,542
Adjustments required to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	522	674
Amortization of intangible assets	53	124
Equity-based compensation	2,084	1,509
Gain from sale of property and equipment	(4)	—
Loss (gain) on marketable securities	316	(145)
Accrued interest on short term bank deposits	(386)	(95)
Unrealized foreign exchange loss	227	74
Gain on realization of investments	(11,247)	(425)
Trading marketable securities, net	—	19,349
Changes in operating assets and liabilities:
Increase in trade receivables	(1,336)	(2,573)
(Increase) decrease in other current assets and prepaid expenses	(599)	325
Increase in deferred income taxes	(600)	(366)
Increase (decrease) in trade payables	9	(198)
Increase in deferred revenues	1,005	277
Decrease in accrued expenses and other payables	(1,748)	(1,551)
Increase (decrease) in taxes payable	542	(4)
Increase in accrued severance pay, net	149	79

Net cash (used in) provided by operating activities	(3,408)	18,596

Cash flows from investing activities:
Purchase of property and equipment	(406)	(735)
Proceeds from sale of property and equipment	4	—
Investment in short term bank deposits	(37,966)	—
Proceeds from short term bank deposits	5,070	1,026
Investment in available-for-sale marketable securities	(24,776)	(19,603)
Proceeds from available-for-sale marketable securities	16,087	2,467
Transaction cost related to the GPS divestment	—	(39)
Proceeds from realization of investments	15,480	425

Net cash used in investing activities	(26,507)	(16,459)

Cash flows from financing activities:
Purchase of Treasury Stock	(1,226)	—
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	542	1,336
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	1,082	897

Net cash provided by financing activities	398	2,233
Effect of exchange rate movements on cash	(36)	341

Increase (decrease) in cash and cash equivalents	(29,553)	4,711
Cash and cash equivalents at the beginning of the period	40,697	37,968

Cash and cash equivalents at the end of the period	$11,144	$42,679

Supplemental disclosure of non-cash activities (see Note 11):
During the first nine months of 2008, the Company repurchased 198,770 shares of Common Stock for an aggregate purchase price of $1,638, of which $412 was paid in the fourth quarter of 2008.
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
CEVA’s technology is licensed to leading electronics companies in the form of intellectual property (IP). These electronic companies manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Ceva’s IP is primarily deployed in high volume markets, including handsets (e.g. ultra-low-cost phones, multimedia phones and smart phones), notebooks, Mobile Internet Devices, portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company classified at September 30, 2008 its marketable debt securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	loss	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Certificates of deposits	$1,743	$—	$(13)	$1,730
U.S. government and agency securities	6,372	34	(1)	6,405
Corporate bonds and securities	28,864	11	(709)	28,166

	$36,979	$45	$(723)	$36,301

The amortized cost of available-for-sale debt securities at September 30, 2008, by contractual maturities, is shown below:

	As at September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	loss	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Due in one year or less	$5,648	$—	$(29)	$5,619
Due after one year to three years	31,331	45	(694)	30,682

	$36,979	$45	$(723)	$36,301
Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.
Management has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statement of operations.
NOTE 4:    FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.
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

Description	September 30, 2008	Level I	Level II	Level III
Marketable securities	$36,301	$36,301	$—	$—
Derivative assets	$121	$—	$121	$—
The Company recognized a net loss on marketable securities of $316 and a net gain on marketable securities of $145 during the first nine months of 2008 and 2007, respectively (for more information related to net gain on derivative assets see Note 10).
NOTE 5:    INVESTMENT IN OTHER COMPANY, NET
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

In January 2008, the Company divested its equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85,000, plus up to an additional $25,000 in cash payable to all of GloNav’s stockholders contingent upon GloNav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,561. In March 2008, the Company received an additional payment of $537 in connection with GloNav’s achievement of its first product development milestone. In July 2008, the Company received an additional payment of $358 in connection with GloNav’s achievement of its second product development milestone. In total, the Company received $15,456 during the first nine months of 2008. During the first nine months of 2008, the Company recorded a capital gain of $11,223 from the divestment of its equity investment in GloNav (including the deferred gain of $1,751 resulting from the recognition of the deferred gain, as detailed above) and a tax expense of $3,165 related to such capital gain.
NOTE 6:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The following is a summary of operations within geographic areas:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$4,471	$6,447	$2,408	$1,318
Europe and Middle East	15,228	9,513	5,501	4,297
Asia Pacific	10,657	9,010	2,297	3,114

	$30,356	$24,970	$10,206	$8,729

Within the Europe and Middle East region, the Company derived approximately 86% of total revenues in that region from three countries and 90% of total revenues in that region from four countries, during the third quarter and first nine months of 2008, respectively, and 85% and 79% of total revenues in that region from three countries, for the comparable periods of 2007. Within the Asian Pacific region, the Company derived approximately 96% and 89% of total revenues in that region from three countries during the third quarter and first nine months of 2008, respectively, and 84% and 90% of total revenues in that region from two countries and three countries, respectively, for the comparable periods of 2007.
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues during each of the periods set forth below.

	Nine months ended				Three months ended
	September 30,				September 30,
	2008		2007		2008	2007
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
Customer A	20%		13%		14%	30%
Customer B	(*	)	(*	)	26%	(*	)
Customer C	(*	)	(*	)	14%	(*	)
Customer D	(*	)	19%		(* )	(*	)
Customer E	(*	)	(*	)	(* )	17%

(*)	Less than 10%
NOTE 7:    NET INCOME PER SHARE OF COMMON STOCK
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

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$7,605	$1,542	$1,403	$1,112

Denominator:
Denominator for basic net income per share
Weighted-average number of shares of Common Stock	20,131	19,516	20,157	19,647
Effect of employee stock options	645	384	642	640

	20,776	19,900	20,799	20,287

Net income per share
Basic	$0.38	$0.08	$0.07	$0.06

Diluted	$0.37	$0.08	$0.07	$0.05

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 1,073,927 and 852,468 for the three and nine months ended September 30, 2008, respectively, and 1,161,062 and 2,410,282 for the corresponding periods of 2007.
NOTE 8:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
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
During the third quarter of 2008, the Company granted options to purchase 16,000 shares of common stock, at an exercise price of $8.46 per share, and the Company issued 132,225 shares of common stock under its stock option and purchase plans for an aggregate consideration of $847. Options totaling 64,095 shares with a weighted average exercise price of $8.14 were forfeited or expired during the third quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,532,600 shares of common stock were outstanding at September 30, 2008. During the comparable period of 2007, the Company granted options to purchase 131,000 shares of common stock, at an exercise price of $9.10 per share, and the Company issued 237,801 shares of common stock under its stock option and purchase plans for an aggregate consideration of $1,391. Options totaling 493,273 shares with a weighted average exercise price of $9.85 were forfeited or expired during the third quarter of 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 4,120,463 shares were outstanding at September 30, 2007.
A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Nine months ended
	September 30,
	2008
	(unaudited)
			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic value
	options	exercise price	contractual term	($000)

Outstanding at the beginning of the year	3,588,670	$7.33	5.1	$17,510

Granted	1,206,500	8.99
Exercised	(79,937)	6.78
Forfeited or expired	(182,633)	9.83

Outstanding at the end of the period	4,532,600	$7.68	5.0	$2,798,765

Vested or expected to vest as of September 30, 2008	4,282,801	$7.66	5.0	$2,758,131

Exercisable as of September 30, 2008	2,435,503	$7.25	4.1	$2,554,868

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	September 30,
	2008
	(unaudited)
			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic value
	options	exercise price	contractual term	($000)

Outstanding at the beginning of the period	4,622,067	$7.68	5.3	$1,356,114

Granted	16,000	8.46
Exercised	(41,372)	6.60
Forfeited or expired	(64,095)	8.14

Outstanding at the end of the period	4,532,600	$7.68	5.0	$2,798,765

Vested or expected to vest as of September 30, 2008	4,282,801	$7.66	5.0	$2,758,131

Exercisable as of September 30, 2008	2,435,503	$7.25	4.1	$2,554,868

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
The following table shows the total stock-based compensation expense included in the condensed consolidated statement of operations:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$83	$55	$28	$19
Research and development expenses	805	646	273	234
Sales and marketing expenses	380	250	143	76
General and administrative expenses	816	558	343	196

Total	$2,084	$1,509	$787	$525

Under SFAS 123(R), the stock-based compensation expense has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Monte-Carlo simulation model for options granted with the following assumptions:

	Three months ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	39%-53%	31%-37%
Risk-free interest rate	2%-4%	5%
Expected forfeiture (employees)	15%	20%
Expected forfeiture (management)	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.6	1.6
Suboptimal exercise multiple (management)	1.2	1.5
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended September 30, 2008 and 2007, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 44%-53% and 21%-37% for the three months ended September 30, 2008 and 2007, respectively.
As of September 30, 2008 and 2007, there were balances of $3,036 and $1,818, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share was $0.04 and $0.10 for the three and nine months ended September 30, 2008, respectively, and $0.03 and $0.08 for the corresponding periods of 2007.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 9:    REORGANIZATION
On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. The Company paid $5,906 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, during the first nine months of 2008. The Company also successfully managed during the first quarter of 2008 to terminate part of its lease obligation in another office in Limerick, Ireland, where the Company had unused space. The Company recorded during the first nine months of 2008 an aggregate of $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company has no under-utilized building operating lease obligations as of September 30, 2008.
The major components of the restructuring and other charges are as follows:

	Under-utilized	Legal and
	building operating	professional fees
	lease obligations	and other (2)	Total
Balance as of December 31, 2007	$2,144	$230	$2,374
Charge, net (1)	3,586	(49)	3,537
Effect of exchange rate	3	3	6
Cash outlays	(5,733)	(173)	(5,906)

Balance as of September 30, 2008	$0	$11	$11

(1)	The net charge includes a reversal of a provision made in a prior year.

(2)	The legal, professional and other fees primarily were related to the termination of the Harcourt lease.
NOTE 10:    DERIVATIVES AND HEDGING ACTIVITIES
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
As of September 30, 2008, the Company recorded comprehensive income of $121 from its forward and put option contracts in respect of anticipated payroll of its Israeli employees expected in 2008 and 2009. Such amounts will be recorded in the condensed consolidated statements of operations during the fourth quarter of 2008 and the first and second quarters of 2009.
The Company recognized a net gain of $160 and a net loss of $56 during the first nine months and third quarter of 2008, respectively, related to forward and put option contracts.
NOTE 11:    SHARE REPURCHASE PROGRAM
On August 4, 2008, the Company announced that its board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 3, 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to our repurchase program.
During the third quarter of 2008, the Company repurchased 198,770 shares of common stock at an average purchase price of $8.24 per share, for an aggregate purchase price of $ 1,638. We have fully utilized the shares available for repurchase under the 10b5-1 Plan. Subsequent to the third quarter of 2008 and as of November 5, 2008, the Company repurchased an additional 475,730 shares of common stock at an average price of $7.75 per share, totaling $3,689. As of November 5, 2008, 325,500 shares of our common stock remain available for repurchase pursuant to our repurchase program.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.
During the third quarter of 2008, the Company issued 90,444 shares of common stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 12:    RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP157-3”). FSP 157-3 amends SFAS 157 “ Fair Value Measurements,” to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date. The Company does not expect the adoption of FSP 157-3 to have a material impact on its consolidated financial statements.
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
Our revenue mix contains IP licensing fees, per unit and prepaid royalties and other revenues. Prepaid royalties are recognized under the licensing revenue line. Other revenues include revenues from maintenance, support, training and sale of development systems. We have built a strong customer base which relies on our technology to deploy their silicon solutions. We license our technology as intellectual property (IP) to semiconductor companies who manufacture, market and sell DSP application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA technologies to systems original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. Our IP is primarily deployed in high volume markets, including handsets (e.g. ultra-low-cost phones, multimedia phones and smart phones), notebooks, mobile Internet devices, portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/HD DVD/Blu-ray players, game consoles, set-top boxes and Digital TVs), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femto cells, VoIP phones and network infrastructure).
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
In order to grow our business by capitalizing on this industry shift, we introduced in the last few years the MobileMedia and CEVA-Audio product lines aimed at the growing video and audio penetration into handset devices, CEVA-VoP for the growing use of VoIP in broadband networks and wireless phones, CEVA-Bluetooth for handset, headset and mobile devices and CEVA-SATA for the growing market for Solid State Drives (SSD) and set-top boxes. Also, in recognition of the need for high performance, scalable architectures for emerging applications such as fourth generation cellular (also referred to as WiMax or LTE) and Standard Definition Video, we introduced a new DSP architecture, the CEVA-X DSP with three new cores CEVA-X1620, CEVA-X1622 and CEVA-X1641. We believe that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and the necessary hardware and software for their target applications will drive demand for our technology.
In view of the current market trends, our planned future products are targeted at next generation handset and multimedia devices. We believe that our future solutions will provide the desired flexibility needed for the always-connected Internet trend. We also believe that our introduction of additional technologies, such as high performance DSP cores for the fourth generation handset, and high definition audio and video, will contribute to our growth in future periods. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. We cannot provide any assurances that our planned features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.
Moreover, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. We also must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. In addition, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.

The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video products are highly dependent on the market adoption of new services and products, such as Mobile Internet, Internet Video, the migration from audio players to Personal Multimedia Players (PMP), as well the migration to digital TVs and set-top boxes with high definition audio. In addition, our business is affected by market conditions in developing markets, such as China, India and Brazil, where the penetration of ultra-low-cost (ULC) handsets in rural sites could generate future growth potential for our business.
Furthermore, the current general worldwide economic downturn has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We also operate primarily in the semiconductor industry, which is cyclical, and the recent worldwide economic downturn may result in a significant downturn of the semiconductor industry. These downturns are characterized by a decrease in product demand, excess customer inventories, and accelerated erosion of prices. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. In addition, our royalty revenues currently are primarily generated from sales of chipsets used in handsets and consumer electronics equipment, the demand for which may be adversely affected by decreased consumer confidence and spending. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor industry could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
RESULTS OF OPERATIONS
Total Revenues
Total revenues increased 17% and 22% for the third quarter and first nine months of 2008, respectively, compared to the corresponding periods in 2007. These increases reflected higher licensing revenues from our technology product lines and significantly higher royalty revenues. The five largest customers accounted for 70% and 53% of total revenues for the third quarter and first nine months of 2008, respectively, as compared to 64% and 55% for the comparable periods of 2007.
Three customers accounted for 14%, 26% and 14% of total revenues for the third quarter of 2008, as compared to two customers that accounted for 30% and 17% of total revenues for the third quarter of 2007. One customer accounted for 20% of total revenues for the first nine months of 2008, as compared to two customers that accounted for 13% and 19% of total revenues for the first nine months of 2007. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter.
We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our technology to customer specifications are recognized in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We account for all of our other IP license revenues and related services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended.
We generate royalties from our licensing activities in two manners: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as per unit royalties, and royalties which are paid in a lump sum and in advance to cover a fixed number of future unit shipments, which we refer to as prepaid royalties. In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 0% and 23% of total revenues for the third quarter of 2008 and 2007, respectively, and 4% and 21% of total revenues for the first nine months of 2008 and 2007, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues were $6.0 and $17.1 million for the third quarter and first nine months of 2008, respectively, an increase of 12% and 10% from the third quarter and first nine months of 2007. The increase in licensing revenues for the third quarter of 2008 as compared to the corresponding period of 2007 resulted mainly from licensing revenue received pursuant to our agreement with u-blox AG to resolve a license dispute, partially offset by lower revenues from our CEVA-X IP DSP core. The increase in licensing revenues for the first nine months of 2008 as compared to the corresponding period of 2007 resulted mainly from the u-blox AG agreement mentioned above.

Licensing revenues accounted for 59% and 56% of our total revenues for the third quarter and first nine months of 2008, compared to 61% and 62% for the comparable periods of 2007. During the third quarter of 2008, we signed six new license agreements. Five agreements were for CEVA DSP cores and platforms, and one agreement was for our communication technology. Target applications for customer deployment are 3.5G, LTE modems, femto cells and consumer electronics. Geographically, three of the six deals signed were in Europe, while two were in the U.S. and one was in the Asia Pacific region.
Royalty Revenues
Royalty revenues were $3.3 and $10.1 million for the third quarter and first nine months of 2008, respectively, an increase of 51% and 66% from the third quarter and first nine months of 2007, respectively. Royalty revenues accounted for 32% and 33% of our total revenues for the third quarter and first nine months of 2008, compared to 25% and 24% for the comparable periods of 2007. The increase in royalty revenues for the third quarter and first nine months of 2008, as compared to the corresponding periods of 2007, reflected increased unit shipments and market share expansion in 3G and 2G handset markets. This increase was mainly due to a substantial production ramp-up by one of our customers in the handset market, an increase in unit shipments of our other customers’ products incorporating our technology and an increase in the average royalty rate per unit. Our per unit and prepaid royalty customers reported aggregate sales of 72 and 228 million units incorporating our technology for the third quarter and first nine months of 2008, respectively, compared to 55 and 141 million units for the comparable periods of 2007. Five largest customers paying per unit royalty accounted for 82% and 81% of total royalty revenues for the third quarter and first nine months of 2008, respectively, compared to 71% and 70% for the comparable periods of 2007.
We had 27 customers shipping units incorporating our technology during both the third quarter of 2008 and 2007. As of September 30, 2008, we had 21 per unit royalty customers and 6 prepaid royalty customers, compared to 20 per unit royalty customers and 7 prepaid royalty customers as of September 30, 2007.
Other Revenues
Other revenues were $0.9 and $3.2 million for the third quarter and first nine months of 2008, respectively, a decrease of 24% and 7% from the third quarter and first nine months of 2007, respectively. The decrease in other revenues for the third quarter of 2008, as compared to the corresponding period of 2007, reflected lower support-related revenues and lower sales of development systems. The decrease in other revenues for the first nine months of 2008, as compared to the corresponding period of 2007, reflected lower sales of development systems, offset by higher support-related revenues. Other revenues accounted for 9% and 11% of our total revenues for the third quarter and first nine months of 2008, respectively, compared to 14% for both comparable periods of 2007. Other revenues include support and training for licensees and sale of development systems.
Geographic Revenue Analysis

	Nine months		Nine months		Third Quarter		Third Quarter
	2008		2007		2008		2007
	(in millions, except percentages)				(in millions, except percentages)
United States	$4.5	15%	$6.5	26%	$2.4	24%	$1.3	15%
Europe and Middle East	$15.2	50%	$9.5	38%	$5.5	54%	$4.3	49%
Asia Pacific	$10.7	35%	$9.0	36%	$2.3	22%	$3.1	36%
Within the Europe and Middle East region, we derived approximately 86% of total revenues in that region from three countries and 90% of total revenues in that region from four countries, during the third quarter and first nine months of 2008, respectively, and 85% and 79% of total revenues in that region from three countries for the comparable periods of 2007. Within the Asian Pacific region, we derived approximately 96% and 89% of total revenues in that region from three countries during the third quarter and first nine months of 2008, respectively, and 84% and 90% of total revenues in that region from two countries and three countries, respectively, for the comparable periods of 2007. Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Investment in Other Company, Net
On June 23, 2006, we divested our GPS technology and associated business to a U.S. based company, GloNav Inc. (“GloNav”) (for more information see Note 5 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended September 30, 2008).
In January 2008, we divested our equity investment in GloNav following GloNav’s acquisition by NXP Semiconductors for an initial cash payment of $85 million, plus up to an additional $25 million in cash payable to all of GloNav’s stockholders, contingent upon GloNav reaching certain revenue and product development milestones within two years of the acquisition. In February 2008, we received our portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less our portion of certain fees and expenses incurred in connection with the transaction. After the deductions, our initial cash payment totaled $14.6 million. In March 2008, we received an additional payment of $0.5 million in connection with GloNav’s achievement of its first product development milestone. In July 2008, we received an additional payment of $0.4 million in connection with GloNav’s achievement of its second product development milestone. In total, we received $15.5 million during the first nine months of 2008. During the first nine months of 2008, we recorded a capital gain of $11.2 million from the divestment of our equity investment in GloNav (including the deferred gain of $1.75 million from the recognition of the deferred gain resulting from the divestment of the GPS technology and associated business to GloNav in June 2006, as detailed in Note 5 to the attached Notes to Condensed Consolidated Financial Statement for the quarter ended September 30, 2008), and a tax expense of $3.2 million related to such capital gains.
Cost of Revenues
Cost of revenues were $1.1 and $3.5 million for the third quarter and first nine months of 2008, respectively, compared to $1.0 and $2.9 million for the comparable periods of 2007. The increase for the third quarter of 2008 principally reflected higher labor-related costs mainly due to the recruitment of additional employees for our support team. The increase for the first nine months of 2008 principally reflected (i) the execution of a larger number of license agreements with engineering customization requirements which increased cost of goods labor expenses during the first nine months of 2008, as compared to the corresponding period in 2007, (ii) higher royalty payback expenses paid to the Chief Scientist of Israel and (iii) higher labor-related costs mainly due to the recruitment of additional employees for our support team. Royalty payback expenses relate to royalties amounting to 3%-3.5% of the actual sales of certain of our products the development of which previously obtained grants from the Chief Scientist of Israel. Cost of revenues accounted for 11% and 12% of total revenues for the third quarter and first nine months of both 2008 and 2007, respectively. Included in cost of revenues for the third quarter and first nine months of 2008 was a non-cash stock compensation expense of $28,000 and $83,000, respectively, compared to $19,000 and $55,000 for the comparable periods of 2007.
Gross Margin
Gross margin for the third quarter and first nine months of both 2008 and 2007 were 89% and 88%, respectively. The increase in gross margin principally reflected higher royalty revenues which has higher gross margin, offset by an increase of cost of revenues.
Operating Expenses
Total operating expenses were $8.3 and $29.1 million for the third quarter and first nine months of 2008, respectively, compared to $7.7 and $22.9 million for the comparable periods of 2007. The net increase in total operating expenses for the third quarter of 2008 principally reflected higher salary and related cost, partially as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher commission expenses and higher non-cash equity-based compensation expenses, offset by an increase in research and development grants received from the Israeli and Irish governments. The net increase in total operating expenses for the first nine months of 2008 principally reflected a restructuring expense in the amount of $3.5 million, mainly as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first quarter of 2008, as well as higher salary and related costs, partially as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher project-related expenses, higher commission expenses, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by an increase in research and development grants received from the Israeli and Irish governments.

Research and Development Expenses, Net
Our research and development expenses, net were $4.8 and $15.1 million for the third quarter and first nine months of 2008, respectively, compared to $4.7 and $14.0 million for the comparable periods of 2007. The net increase for the third quarter of 2008 primarily reflected higher salary and related costs, mainly as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, offset by an increase in research and development grants received from the Israeli and Irish governments. The net increase for the first nine months of 2008 primarily reflected higher salary and related cost, mainly as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, higher project-related expenses and higher non-cash equity-based compensation expense, offset by an increase in research grants received from the Israeli and Irish governments. Included in research and development expenses for the third quarter and first nine months of 2008 was a non-cash equity-based compensation expense of $273,000 and $805,000, respectively, compared to $234,000 and $646,000 for the comparable periods of 2007. Research and development expenses as a percentage of total revenues decrease to 47% and 50% for the third quarter and first nine months of 2008, respectively, compared to 54% and 56% for the comparable periods of 2007.
The number of research and development personnel was 123 at September 30, 2008, compared to 135 at September 30, 2007.
Sales and Marketing Expenses
Our sales and marketing expenses were $1.8 and $5.4 million for the third quarter and first nine months of 2008, respectively, compared to $1.5 and $4.6 million for the comparable periods of 2007. The increase for the third quarter of 2008 primarily reflected higher salary and related costs and higher commission expenses. The increase for the first nine months of 2008 primarily reflected higher salary and related costs, higher commission expenses, as well as higher marketing expenses due to more marketing-related activities, mainly associated with trade shows and technology conferences in Asia, Europe and the US. Included in sales and marketing expenses for the third quarter and first nine months of 2008 was a non-cash equity-based compensation expense of $143,000 and $380,000, respectively, compared to $76,000 and $250,000 for the comparable periods of 2007. Sales and marketing expenses as a percentage of total revenues were 18% for both the third quarter and first nine months of 2008, respectively, compared to 17% and 19% for the comparable periods of 2007.
The total number of sales and marketing personnel was 19 at September 30, 2008, compared to 18 at September 30, 2007.
General and Administrative Expenses
Our general and administrative expenses were $1.7 and $5.0 million for the third quarter and first nine months of 2008, respectively, compared to $1.5 and $4.1 million for the comparable periods of 2007. The increase for the third quarter of 2008 primarily reflected higher higher non-cash equity-based compensation expenses. The increase for the first nine months of 2008 primarily reflected higher salary and related cost, higher professional services costs and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2008 was a non-cash equity-based compensation expense of $343,000 and $816,000, respectively, compared to $196,000 and $558,000 for the comparable periods of 2007. General and administrative expenses as a percentage of total revenues were 17% and 16% for the third quarter and first nine months of 2008, respectively, compared to 17% for both comparable periods of 2007.
The number of general and administrative personnel was 24 at September 30, 2008, compared to 25 at September 30, 2007.
Amortization of Other Intangibles
Our amortization charges were $12,000 and $53,000 for the third quarter and first nine months of 2008, respectively, compared to $41,000 and $124,000 for the comparable periods of 2007. The amount of other intangible assets was $0 at September 30, 2008.
Reorganization
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid approximately $5.9 million for the termination of the lease and related termination costs, consisting primarily of legal and professional fees, during the first nine months of 2008. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded during the first nine months of 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations as of September 30, 2008.

Financial Income, Net (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2008	2007	2008	2007
Financial income, net	$1.98	$2.19	$0.65	$0.74
of which:
Interest income and gains from marketable securities, net	$2.18	$2.27	$0.64	$0.78
Foreign exchange gain (loss)	$(0.20)	$(0.08)	$0.01	$(0.04)
Financial income, net, consists of interest earned on investments, gains from marketable securities and foreign exchange movements. The decrease in interest earned during the third quarter and first nine months of 2008, as compared to the corresponding periods of 2007, reflected lower interest rates as well as higher realized loss from marketable securities, offset by higher combined cash and marketable securities balances held.
We review our monthly expected non-US dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this resulted in a foreign exchange gain of $12,000 and a foreign exchange loss of $200,000 for the third quarter and first nine months of 2008, respectively, and a loss of $38,000 and $79,000 for the corresponding periods of 2007.
Other Income (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2008	2007	2008	2007
Gain on realization of investments	$11.25	$0.43	$0.36	$0.43
We recorded a capital gain of $0.36 and $11.23 million for the third quarter and first nine months of 2008, respectively, from the divestment of our equity investment in GloNav to NXP Semiconductors, and a gain of $0.02 million for the first nine months of 2008 and a gain of $0.43 million for both the third quarter and first nine months of 2007 related to the disposal of another investment.
Provision for Income Taxes
During the first nine months of 2008, we recorded a tax expense of $3.2 million related to capital gains from the divestment of our equity investment in GloNav to NXP Semiconductors, and a tax expense of $0.5 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.4 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. The benefit of the deferred tax is expected to be realized in the future. The provision for income taxes during the first nine months of 2007 reflected income earned in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10 percent tax rate, which under current legislation will remain in force until December 31, 2010. The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” or “Benefited Enterprise” status under Israeli law in connection with seven separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefits under these investment plans are scheduled to gradually expire by 2017. Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period, which has resulted in higher deferred tax asset for the first nine months of 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008, we had approximately $11.1 million in cash and cash equivalents and $76.7 million in deposits and marketable securities, totaling $87.8 million, compared to $76.4 million at December 31, 2007. During the first nine months of 2008, we invested $62.7 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 29 months. In addition, during the same period, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $21.2 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity may result in the recognition of an other-than-temporary impairment.
Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. Non-tradable deposits are short-term bank deposits with maturities of more than three months but less than one year. The non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash used in operating activities during the first nine months of 2008 was $3.4 million, compared to $18.6 million of net cash provided by operating activities for the comparable period of 2007. Included in the operating cash outflow for the first nine months of 2008 were $5.9 million outflow in connection with reorganization, mainly as a result of the termination of the Harcourt lease, and $2.5 million outflow in connection with taxes associated with a capital gain from the divestment of our equity investment in GloNav to NXP Semiconductors. Included in the operating cash inflow for the first nine months of 2007 were net proceeds of $19.1 million from trading marketable securities.
Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash, deposits and marketable securities holdings. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
Net cash used in investing activities for the first nine months of 2008 was $26.5 million, compared to $16.5 million of net cash used in investing activities for the first nine months of 2007. We had a cash outflow of $24.8 million and a cash inflow of $16.1 million in respect of investments in marketable securities for the first nine months of 2008, as compared to cash outflow of $19.6 million and a cash inflow of $2.5 million in respect of investments in marketable securities for the first nine months of 2007. Included in the cash outflow for the first nine months of 2008 was a net investment of $32.9 million in short term bank deposit. Included in the cash outflow for the first nine months of 2007 was a disposal of $1.0 million in short term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $406,000 for the first nine months of 2008, as compared to $735,000 for the comparable period in 2007. Capital expenditure for the first nine months of 2007 was mainly associated with tester equipment for the SATA product line. During the first nine months of 2008, we had a cash inflow of $15.5 million from the divestment of our equity investment in GloNav to NXP Semiconductors. We had a cash inflow of $24,000 and $425,000 from the disposal of a minority investment in a private company during the first nine months of 2008 and 2007, respectively.
Net cash provided by financing activities during the first nine months of 2008 and 2007 was $0.4 and $2.2 million, respectively.
On August 4, 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 3, 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to the repurchase program. During the third quarter of 2008, we repurchased 198,770 shares of common stock at an average purchase price of $8.24 per share, for an aggregate purchase price of $1.6 million, of which $1.2 million was paid during the third quarter of 2008, and $0.4 million was paid during the fourth quarter of 2008. Subsequent to the third quarter of 2008 and as of November 5, 2008, we repurchased an additional 475,730 shares of common stock at an average price of $7.75 per share, totaling $3,689,000. We also have fully utilized the shares available for repurchase under the 10b5-1 Plan. As of November 5, 2008, 325,500 shares of our common stock remain available for repurchase pursuant to our repurchase program.

During the first nine months of 2008 and 2007, we received $1.6 and $2.2 million, respectively, from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations, and this has resulted in a foreign exchange gain of $12,000 and foreign exchange loss of $200,000 for the third quarter and first nine months of 2008, respectively, and a foreign exchange loss of $38,000 and $79,000 for the corresponding periods of 2007.
As a result of currency fluctuations and the remeasurement of non-U.S. dollars denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We currently are using the hedging program with respect to the NIS and hedge portions of the anticipated payroll for our Israeli employees denominated in NIS for a period of one to twelve months with forward and put option contracts. As of September 30, 2008, we recorded comprehensive income of $121,000 from our forward and put option contracts in respect of anticipated payroll for our Israeli employees expected in 2008 and 2009. Such amounts will be recorded in earnings during the fourth quarter of 2008 and the first and second quarters of 2009. We recognized a net gain of $160,000 and a net loss of $56,000 during the first nine month and third quarter of 2008, respectively, related to forward and put option contracts. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis. We believe the devaluation of the U.S. dollar as compared to the Israeli NIS and Euro will result in an increase in our overall expenses for 2008.
We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term deposits.
Interest income and gains from marketable securities, net, were $0.64 and $2.18 million for the third quarter and first nine months of 2008, respectively, compared to $0.78 and $2.27 million for the comparable periods of 2007. The decrease in interest and gains from marketable securities earned during the third quarter and first nine months of 2008, as compared to the comparable periods of 2007, reflected lower interest rates as well as higher realized loss from marketable securities, offset by higher combined cash and marketable securities balances held.
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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2008.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “We depend on market acceptance of third-party semiconductor intellectual property;” (5) changes to the Risk Factor below entitled “Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry or global economy downturn, which could adversely affect the market price of our stock;” (6) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (8) changes to the Risk Factor below entitled “If we are unable to meet the changing needs of our end-users or to address evolving market demands, our business may be harmed;” and (9) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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

•
our video solution is software-based and competes with hardware implementation offered by companies such as Hantro (being acquired by On2) and other software solutions, Imagination Technologies, Tensilica and ARC;

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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and Israeli NIS versus the U.S. dollar;

•	increased operating expenses and gross margin fluctuations associated with the introduction of new or enhanced technologies;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset impairment and related charges, as well as other accounting changes or adjustments; and

•	cyclicality of, and current general worldwide economic downturn affecting, the semiconductor industry, including sales of consumer products into which our technology are incorporated.
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
We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 20% of our total revenues for the first nine months of 2008. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

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
Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry or global economy downturn, which could adversely affect the market price of our stock.
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
Furthermore, the current general worldwide economic downturn, due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Such general worldwide economic downturn may adversely impact the semiconductor industry or cause a downturn of the industry. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor industry could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.

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
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2007 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange gain of $12,000 and a foreign exchange loss of $200,000 for the third quarter and first nine months of 2008, respectively, and a loss of $38,000 and $79,000 for the corresponding periods of 2007. We expect to continue to experience the effect of exchange rate currency fluctuations on annual and quarterly basis. Also, due to the devaluation of the U.S. dollar as compared to the NIS and the Euro, we believe our overall expenses will increase in 2008.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 85% of our total revenues for the first nine months of 2008 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2008.

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
	(a) Total		Purchased as Part	that May Yet Be
	Number of		of Publicly	Purchased Under
	Shares	(b) Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
Month #1 (July 1, 2008 to July 31, 2008)	—	—	—	__
Month #2 (August 1, 2008 to August 31, 2008)	74,500	$7.98	74,500	925,500
Month #3 (September 1, 2008 to September 30, 2008)	124,270	$8.40	124,270	801,230
TOTAL	198,770	$8.24	198,770	801,230	(2)

(1)
On August 4, 2008, our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 3, 2008, our board approved the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), for the repurchase of up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase under the repurchase program. We have fully utilized the shares available for repurchase under the 10b5-1 Plan. Our repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)
The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorizations as of September 30, 2008. Additional repurchases occurred after the third quarter of 2008 and as of November 5, 2008, 325,500 shares of our common stock remain available for repurchase pursuant to our repurchase program.

Item 6.    EXHIBITS

Exhibit
No.	Description

3.3
Third Amended and Restated Bylaws of CEVA, Inc., effective October 29, 2008 (incorporated herein by reference to Exhibit 99.2 filed with CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2008)

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

CEVA, INC.

Date: November 10, 2008	By:	/s/ GIDEON WERTHEIZER

Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 10, 2008	By:	/s/ YANIV ARIELI

Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.3
Third Amended and Restated Bylaws of CEVA, Inc., effective October 29, 2008 (incorporated herein by reference to Exhibit 99.2 filed with CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer