Form 10-K
period 2008-12-31
CEVA  INC
filed 2009-03-13
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $107,483,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2009
Common Stock, $0.001 par value per share	19,530,111 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2009 (the “2009 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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

•
Our belief that the handsets market, including the penetration of handsets in rural sites such as in China, the increasing market share of Smartphones and the trend towards 3G/3G+ capabilities in handsets, presents significant growth opportunities for CEVA;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•
Our belief that Texas Instruments’ announcement of its intent to exit the merchant baseband market, after historically being the largest player in this space, is a strong positive driver for our future market share expansion;

•	Our belief that our research and development expenses may increase in the future to keep pace with new trends in our industry;

•	Our belief that our new mobile multimedia platforms and CEVA-HD-Audio technology may increase our future royalty potential;

•
Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material affect on our financial position on an annual or quarterly basis.
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
This report contains market data prepared by third parties, including Gartner, Inc., Informa Telecoms & Media, ABI Research and iSupply. Actual market results may differ from the projections of such organizations. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Headquartered in San Jose, California, CEVA is a leading licensor of silicon intellectual property (SIP) primarily for the handsets, portable multimedia and consumer electronics markets. For more than fifteen years, CEVA has been licensing a portfolio of DSP cores, subsystems and platforms to leading, semiconductor and original equipment manufacturer (OEM) companies worldwide. These technologies include:
•	a family of programmable Digital Signal Processor (DSP) cores with a range of cost, power-efficiency and performance points;
•	DSP-based subsystems (the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design); and
•	a portfolio of application-specific platforms, including video, audio, Voice over Internet Protocols (VoIP), Bluetooth and Serial Advanced Technology Attachment (SATA).
In 2008, analyst firm Gartner Inc. reported CEVA’s share of the licensable DSP market at 61%.
Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. Our IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMax, CDMA and TD-SCDMA), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
Our revenue mix contains primarily IP licensing fees, per unit and prepaid royalties and other revenues. Other revenues include revenues from support, training and sale of development systems. We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our technologies are widely licensed and power some of the world’s leading consumer electronics and semiconductor companies, including Broadcom, Ericsson, Freescale, Infineon, InterDigital, Intersil, Marvell, Mediatek, Mindspeed, NXP, RadioFrame Networks, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Wireless, STMicroelectronics, Sunplus, Thomson, VIA Telecom and Zoran.
In 2008, CEVA’s licensees shipped 307 million CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 36% over 2007 shipments of 227 million chipsets. To date, over one billion CEVA-powered chipsets have been deployed by the world’s top consumer electronics brands, including ASUS, Amoi, Casio, Dell, Fujitsu, Haier, i-mate, Lenovo, LG Electronics, Nintendo, Nokia, Palm, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Sony Ericsson, Toshiba and ZTE.
CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. (“DSPG”) and Parthus Technologies plc (“Parthus”) in November 2002. We have over 180 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, Israel and the United States.
CEVA is traded on both NASDAQ Global Market (CEVA) and the London Stock Exchange (CVA).
Industry Background
Digital Signal Processor (DSP) Cores
Digital Signal Processors continue to be one of the fastest growing sectors of the semiconductor industry. DSP is fundamental to all broadband communication (wireless and wired), as well as digital multimedia processing (e.g. voice, audio, video and image). DSP converts an analog signal (such as the human voice or music) into digital form. Such digital form then permits features such as voice, video, audio and data compression (a mandatory feature for saving memory space and allowing more users to share the scarce frequency band in wireless or wired communication), as well as audio and video enhancements for devices such DVDs, digital TVs and MP3 players.

Design Gap
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
CEVA Business
CEVA addresses the requirements of the handsets, portable multimedia and home entertainment markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms and a range of software components which enable the rapid design of DSP-based chipsets or application-specific solutions for developing a wide variety of applications.
Given the “design gap,” as well as the complexity and the unique skill set required to develop a DSP core, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSPs) and memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the software, such as video, audio and VoIP, required for their DSP-based applications. As a result, in addition to licensing DSP cores, companies increasingly seek to license application-specific software and hardware from third parties such as CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.
Our IP Business Model
Our objective is for our CEVA DSP cores to become the DSP-of-choice in the embedded DSP market. To enable this goal, we have licensed and continue to license on a worldwide basis to semiconductor and OEM companies that design, manufacture and source CEVA-based solutions that are combined with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.
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
Strategy
We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handsets, video, audio, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:
•
continue to develop and enhance our range of DSP cores and associated subsystems — we seek to enhance our existing family of DSP cores and DSP-based subsystems with additional features, performance and capabilities;

•
continue to develop and enhance our range of complete and highly integrated platform solutions — we intend to continue developing our integrated IP solutions which combine application-specific software and dedicated logic — such as video, audio and VoIP - built around our DSP cores, and delivered to our licensing partners as a complete and verified system solution;

•	capitalize on our relationships and leadership — we seek to expand our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions; and
•
capitalize on our IP licensing and royalty business model — we seek to maximize the advantages of our IP model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products
We are the leading licensor of SIP platform solutions and DSP cores to the semiconductor industry. We offer a family of programmable DSP cores, associated subsystems and a portfolio of application-specific platforms, including multimedia, audio, VoIP, Bluetooth and SATA.
CEVA DSP Cores
We market a family of synthesizable, programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, thereby allowing customers to select a DSP core ideally suited for their target application. The ability to match processing power to the application is a crucial consideration when designers select a DSP supplier. Our family of DSP cores is largely software compatible, meaning that software from one core can be applied to another core, which significantly reduces investment in code development, tools and design engineer training.
We deliver our DSP cores in the form of a hardware description language definition (known as a soft core or a synthesizable core). All CEVA DSP cores can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores with a wide range of complementing software and platforms. In addition, we provide development platforms, software development kits and software debug tools, which facilitate system design, debug and software development.
CEVA DSP-based Subsystems
Designers today face escalating design costs and shrinking design timelines. To further reduce the cost, complexity and associated risk of bringing products to market, CEVA has developed a range of DSP-based subsystems which combine selected hardware peripherals, which are essential to designers deploying CEVA DSP cores, with software modules and chip designs. Our subsystems contain a collection of peripherals, such as on-chip data and program memory controllers, high performance DMA controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI) and power management unit (PMU). These hardware subsystems are designed to easily integrate into existing SoCs, providing standard protocols and interfaces, such as AHB and APB bridges for Host-DSP efficient communications.
CEVA Application-Specific Platforms
CEVA application-specific platforms are a family of complete system solutions for a range of applications. These application-specific platforms fundamentally reduce the complexity, cost of ownership and time-to-market for products developed utilizing the platforms. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software. Our family of platforms spans multimedia (audio, video and image) and voice (VoIP). We also offer platforms solution for Bluetooth and high speed serial communications (SATA).
Customers
We have licensed our DSP cores, DSP-based subsystems and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores, DSP-based subsystems and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Broadcom, Ericsson, Freescale, Infineon, InterDigital, Intersil, Marvell, Mediatek, Mindspeed, NXP, RadioFrame Networks, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Wireless, STMicroelectronics, Sunplus, Thomson, VIA Telecom and Zoran. The majority of our licenses have royalty components, of which 27 customers were shipping products incorporating our technologies at the end of 2008. Of these 27 customers, 21 were under per unit royalty arrangements and six were under prepaid royalty arrangements. One customer accounted for 20% of our total revenues for 2008. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

International Sales and Operations
Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 87% of our total revenues for 2008, 79% for 2007 and 64% for 2006. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.
Moreover, part of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. Our primary expenses paid in NIS and Euro are employee salaries. As a result, an increase in the value of NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in NIS and Euro, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll of our Israeli and Irish employees denominated in NIS and Euro for a period of one to twelve months with forward and put options contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.
Sales and Marketing
We license our technology through a direct sales force. As of December 31, 2008, we had 20 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Sweden, Israel and the United States.
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
We believe that our technical support services are the means to enable our licensees to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated DSP core architecture, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers, and meet with them from time to time to track the implementation of our technology.
Research and Development
Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer needs.

Our research and development and customer technical support teams, consisting of 128 engineers as of December 31, 2008, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $19 million in both 2006 and 2007 and $20 million in 2008.
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
The markets in which we compete are dominated by large, fully-integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:
•	IP vendors that offer programmable DSP cores;
•	IP vendors of general purpose processors with DSP extensions;
•	internal design groups of large chip companies that develop proprietary DSP solutions for their own application-specific chipsets; and
•	semiconductor companies that offer off-the-shelf programmable DSP chipsets.
We face direct competition in the DSP core area mainly from Verisilicon that license DSP cores in addition to its semiconductor business.
In recent years, we also have faced competition from companies that offer microcontroller/microprocessor intellectual property. These companies’ products are used for computing functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, microprocessor companies, such as ARC, ARM Holdings, MIPS Technologies and Tensilica have added a DSP extension and make use of it to provide platform solutions in the areas of video and audio.
With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as NXP, STMicroelectronics and Zoran license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.
We also compete indirectly with several general purpose semiconductor companies, such as Analog Devices and Texas Instruments. OEMs may prefer to buy off-the-shelf general purpose chipsets or DSP-based application-specific chipsets from these large, established semiconductor companies rather than purchase chipsets from our licensees.
Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:
•	in the multimedia market — ARC, Chips & Media, Hantro (acquired by On2), Imagination Technologies and Tensilica;
•	in the serial storage technology area — ARM Holdings, Gennum, Silicon Image and Synopsys;

•	in VoIP applications — ARM Holdings, MIPS Technologies and Verisilicon; and
•	in audio applications — ARC, ARM Holdings, Tensilica and Verisilicon.
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
We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP-based subsystems and application-specific platform technologies. As of December 31, 2008, we hold 40 patents in the United States and seven patents in the EME (Europe and Middle East) region with expiration dates between 2013 and 2022. In addition, as of December 31, 2008, we have 11 patent applications pending in the United States, one pending patent application in Canada, eight pending patent applications in the EME region and three pending patent applications in Asia Pacific (APAC).
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

Employees
The table below presents the number of employees of CEVA as of December 31, 2008 by function and geographic location.

Number
Total employees	187
Function
Research and development	128
Sales and marketing	20
Technical support	15
Administration	24
Location
Israel	126
Ireland	30
United Kingdom	7
United States	9
Elsewhere	15
Subsequent to year-end 2008, we restructured our SATA business activities in Ireland. As a result of such restructuring, the number of Irish employees was reduced to 18. As of March 1, 2009, we had a total of 175 employees.
Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.
A number of our employees are located in Israel. Certain provisions of Israeli law and the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees.
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	microprocessor IP providers, such as ARC, ARM Holdings, MIPS Technologies and Tensilica, are offering DSP extensions to their IP;
•
our video solution is software-based and competes with hardware implementation offered by companies such as Hantro (acquired by On2) and companies offering other software solutions, such as Imagination Technologies, Tensilica and ARC;

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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;
•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
•	any delay in execution of any anticipated licensing arrangement during a particular quarter;
•	delays in the commercialization of end products that incorporate our technology;
•	currency fluctuations of the Euro and NIS versus the U.S. dollar;
•	increased operating expenses and gross margin fluctuations associated with the introduction of new or enhanced technologies;
•	changes in our pricing policies and those of our competitors;
•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and
•	general economic conditions, including the current global economic slowdown, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.
Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such ends products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues. However, this general quarterly fluctuation may be impacted by the current global economic slowdown. Specifically, given the decrease in sales of consumer electronics products during Christmas 2008, we can provide no assurance that the first quarter of 2009 will be the strongest quarter for our royalty revenues.

We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers, varying in identity from period-to-period, accounted for 49% of total revenues in 2008, 53% in 2007 and 42% in 2006. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 79% of total royalty revenues in 2008, 68% in 2007 and 75% in 2006. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
We depend on market acceptance of third-party semiconductor intellectual property.
The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in house development of proprietary DSPs towards licensing open DSP cores. These trends that would enable our growth are largely beyond our control. Semiconductor customers may also choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly-integrated chipsets that embed our technologies. If the above referenced market shifts do not materialize or third-party SIP does not achieve market acceptance, our business, results of operations and financial condition could be materially harmed.
Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.
We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the company. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our existing or potential customers will select our technology for incorporation into their own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after a customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our technology not reaching the market until long after the initial “design win” with such customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the current global economic downturn may further prolong a customer’s decision-making process and design cycle.
Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote our IP solutions. In addition, our unit royalties from licenses are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods, including the current global economic downturn. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

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
The sales cycle for our IP solutions is lengthy, often lasting three to nine months. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions also may be delayed because of a customer’s internal budget approval process. Furthermore, given the current market conditions, we have less ability to predict the timing of our customers’ purchasing cycle and potential unexpected delays in such a cycle. Because of the lengthy sales cycle and potential delays, our dependence on a limited number of customers to generate a significant amount of revenues for a particular period and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.
We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results.
On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in connection with our reorganization and restructuring plans in 2003 and 2005, we ceased manufacturing of our hard IP products and certain non-strategic technology areas. In June 2006, we divested our GPS technology and related business. In December 2008, we restructured our SATA activities to better fit SATA’s operating expense levels to its overall revenue contribution. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
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
Our primary operations are in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we experienced during the 2000 and 2001 periods. In addition, the current general worldwide economic downturn has materially adversely impacted the semiconductor industry. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The downturn we experienced during the 2000 and 2001 periods was, and the current downturn in the semiconductor industry may be, severe and prolonged. Also, the failure of the semiconductor industry to fully recover from the current downturn or any future downturns could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.

Moreover, the current general worldwide economic downturn, due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. Furthermore, a significant portion of our technologies is incorporated in consumer electronics products. The current general worldwide economic downturn has decreased consumer electronics retailers’ demand for products or resulted in a build up of their current inventory, both of which may cause our customers to slow down their product shipments, which in turn would adversely impact our royalty revenues. During challenging economic times, our customers also may face longer product design cycles and issues with gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor and consumer electronics industry could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.
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
One of our principal research and development facilities is located in, and our executive officers and some of our directors are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, including the current conflict with Hamas in the West Bank, could significantly harm our business, operating results and financial condition.
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
We currently receive research grants from programs of the Chief Scientist of Israel and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received an aggregate of $959,000, $319,000 and $276,000 in 2008, 2007 and 2006, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
We are exposed to fluctuations in currency exchange rates.
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2008 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $134,000 in 2008, a foreign exchange gain of $38,000 in 2007 and a foreign exchange loss of $150,000 in 2006. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 87% of our total revenues in 2008, 79% in 2007 and 64% in 2006 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 27% in 2008 and 26% in 2009 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our current investment programs are scheduled to gradually expire. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. Although there is no current expectation of any changes to Israeli and Irish tax laws, if our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income.
Our cash and cash equivalents and investment portfolio could be adversely affected by the current downturn in the financial and credit markets.
We invest our cash and cash equivalents in highly liquid investments with original maturities of generally 12 months or less at the time of purchase and maintain them with reputable major financial institutions. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen. Furthermore, we hold an investment portfolio consisting principally of corporate bonds and securities and U.S. government and agency securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, we can provide no assurance that we will recover declines in the market value of our investments.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.
We lease land and buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2008:

			Area
Location	Term	Expiration	(Sq. Feet)	Principal Activities
San Jose, CA, U.S.	3 years	2010	5,250	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2010	27,300	Research and development; administration
Dublin, Ireland	1 year	2009	2,270	Research and development; administration
Cork, Ireland (*)	25 years	2025	10,000	Research and development
Limerick, Ireland	10 years	2010	4,000	Research and development
Belfast, UK (**)	15 years	2019	2,600	Research and development

(*)	Break clause in the lease exercisable in 2010.

(**)	Break clause in the lease exercisable in 2009.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been appointed by our board of directors to serve until their successors are elected and qualified or until their earlier resignation or removal.
Gideon Wertheizer, age 52, has served as our Chief Executive Officer since May 2005. Mr. Wertheizer has 26 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP — Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.
Yaniv Arieli, age 40, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.
Issachar Ohana, age 43, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of March 6, 2009, there were approximately 8,000 holders of record, which we believe represents approximately 12,650 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 6, 2009 was $5.23 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of
	Common Stock
	High	Low
2008
First Quarter	$12.04	$7.44
Second Quarter	$9.95	$7.87
Third Quarter	$10.44	$7.49
Fourth Quarter	$8.73	$5.46

2007
First Quarter	$8.11	$6.49
Second Quarter	$8.58	$7.11
Third Quarter	$9.41	$7.81
Fourth Quarter	$13.22	$8.63
We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.
Information as of December 31, 2008 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2009 Proxy Statement for the 2009 annual meeting of stockholders to be held on June 2, 2009 and incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2008.

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price Paid	of Publicly Announced	Purchased Under the Plans
Period	Shares Purchased	per Share	Plans or Programs	or Programs (1)
Month #1 (October 1, 2008 to October 31, 2008)	475,730	$7.75	475,730	325,500
Month #2 (November 1, 2008 to November 30, 2008)	78,263	$6.31	78,263	247,237
Month #3 (December 1, 2008 to December 31, 2008)	—	—	—	—
TOTAL	553,993	$7.55	553,993	247,237	(2)

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

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorizations as of December 31, 2008.
Subsequent to 2008 year-end, we repurchased an additional 47,143 shares of our common stock at a weighted average price per share of $6.44 through open market purchases and privately negotiated transactions in accordance with Rule 10b-18 of the United States Securities Exchange Act of 1934, as amended. Also subsequent to 2008 year-end, our board of directors approved the adoption of another 10b5-1 Plan in February 2009 authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to our board-authorized share repurchase program. As of March 6, 2009, 50,000 shares of our common stock were repurchased pursuant to the 10b5-1 Plan at a weighted average price per share of $5.49.
2009 Annual Meeting of Stockholders
We anticipate that the 2009 annual meeting of our stockholders will be held on June 2, 2009 in New York, NY.

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

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CEVA, Inc	100.00	87.48	60.13	62.15	117.29	67.24
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Specialized Semiconductor	100.00	84.28	88.76	97.89	130.71	65.41
The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2003, through December 31, 2008, with the cumulative total return on The NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index.
This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on December 31, 2003), the NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index on December 31, 2003, and assumes dividends, if any, are reinvested.
Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2008,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing	$26,237	$23,935	$22,160	$19,499	$21,701
Royalties	6,034	6,820	6,324	9,095	14,349
Other revenue	5,402	4,881	4,021	4,617	4,315

Total revenues	37,673	35,636	32,505	33,211	40,365
Cost of revenues	5,178	4,217	4,035	3,851	4,668

Gross profit	32,495	31,419	28,470	29,360	35,697
Operating expenses:
Research and development, net	17,276	20,153	18,769	19,136	20,172
Sales and marketing	6,965	6,577	6,268	6,253	7,088
General and administrative	5,863	5,742	5,882	5,721	6,637
Amortization of intangible assets	892	823	414	148	53
Reorganization, restructuring and severance charge	—	3,207	—	—	4,121
Impairment of assets	—	510	—	—	—

Total operating expenses	30,996	37,012	31,333	31,258	38,071

Operating income (loss)	1,499	(5,593)	(2,863)	(1,898)	(2,374)
Financial income, net	796	1,820	2,620	3,211	2,729
Other income, net	—	1,507	57	425	12,011

Income (loss) before taxes on income	2,295	(2,266)	(186)	1,738	12,366
Income tax expense (income)	645	—	(88)	447	3,801

Net income (loss)	$1,650	$(2,266)	$(98)	$1,291	$8,565

Basic net income (loss) per share	$0.09	$(0.12)	$(0.01)	$0.07	$0.43
Diluted net income (loss) per share	$0.09	$(0.12)	$(0.01)	$0.06	$0.42

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$57,960	$61,240	$65,001	$77,312	$83,886
Total assets	119,163	115,749	121,080	128,989	137,586
Total long-term liabilities	2,626	4,295	4,216	4,647	3,788
Total stockholders’ equity	$102,549	$102,233	$106,143	$114,388	$121,659

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007				2008
Revenues:
Licensing	$4,639	$5,534	$5,314	$4,012	$5,088	$6,026	$5,974	$4,613
Royalties	1,957	1,918	2,178	3,042	3,733	3,038	3,296	4,282
Other revenue	1,130	1,063	1,237	1,187	1,246	1,019	936	1,114

Total revenues	7,726	8,515	8,729	8,241	10,067	10,083	10,206	10,009

Cost of revenues	1,007	918	1,001	925	1,170	1,268	1,105	1,125

Gross profit	6,719	7,597	7,728	7,316	8,897	8,815	9,101	8,884

Operating expenses:
Research and development, net	4,700	4,610	4,705	5,121	5,120	5,235	4,778	5,039
Sales and marketing	1,555	1,619	1,471	1,608	1,773	1,806	1,822	1,687
General and administrative	1,246	1,373	1,515	1,587	1,590	1,696	1,705	1,646
Amortization of other intangible assets	42	41	41	24	21	20	12	—
Reorganization, restructuring and severance charge	—	—	—	—	3,537	—	—	584

Total operating expenses	7,543	7,643	7,732	8,340	12,041	8,757	8,317	8,956
Operating income (loss)	(824)	(46)	(4)	(1,024)	(3,144)	58	784	(72)
Financial income, net	824	626	745	1,016	808	522	645	754
Other income, net	—	—	425	—	10,869	24	358	760

Income (loss) before taxes on income (loss)	—	580	1,166	(8)	8,533	604	1,787	1,442
Income taxes expense (income)	—	150	54	243	3,022	(87)	384	482

Net income (loss)	$—	$430	$1,112	$(251)	$5,511	$691	$1,403	$960
Basic net income (loss) per share	$0.00	$0.02	$0.06	$(0.01)	$0.27	$0.03	$0.07	$0.05
Diluted net income (loss) per share	$0.00	$0.02	$0.05	$(0.01)	$0.27	$0.03	$0.07	$0.05
Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands):
Basic	19,420	19,473	19,647	19,873	20,095	20,140	20,157	19,647
Diluted	19,420	19,776	20,287	19,873	20,724	20,804	20,799	19,977

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
BUSINESS OVERVIEW
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2008, both appearing elsewhere in this annual report.
CEVA is the leading licensor of DSP cores. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2008, our licensees shipped over 307 million CEVA-powered chipsets, an increase of 36% over 2007 shipments of 227 million chipsets. In 2008, analyst firm Gartner Inc. reported our share of the licensable DSP market at 61%.
Given the technological complexity of DSP-based applications, there are increased requirements to supplement the basic DSP core IP with additional technologies in the form of integrated application-specific hardware peripherals and software components. Therefore, we believe there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.
During the past two years, our business has shown significant progress as a result of the wide deployment of our DSP cores with leading handset suppliers such as LG, Nokia, Panasonic, Samsung, Sony Ericsson and ZTE, as well as with a major US-based SmartPhone manufacturer. This positive trend is evident from our royalty revenues which increased by 58% in 2008 from 2007 and increased 127% when comparing 2008 to 2006. CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies represented approximately 13% of the worldwide handsets volume in 2008 based on internal data and accounted for approximately 51% of both our total annual royalty revenues and total annual revenues for 2008. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Texas Instruments’ announcement of its intent to exit the merchant baseband market, after historically being the largest player in this space, is a strong positive driver for our future market share expansion.
We believe the handsets market continues to present significant growth opportunities for CEVA. Based on Informa Telecoms & Media estimations, as of December 2008, there were 4 billion cellular connections worldwide, which is 60% of the entire global population. Although broader markets will likely see a slowdown in 2009, based on ABI Research, the 3G segment of the handsets market will grow from 39% of total shipment in 2008 to more than 50% in 2009. By 2013, more than 67% of all handsets shipped will be 3G/3G+ capable. We are well-positioned to capitalize on this trend towards 3G/3G+ capabilities as three of the largest 3G chip suppliers use our technology. Another robust segment within the handsets market per ABI Research is the Smartphone segment which captured 14% of the 2008 handsets market and is expected to grow despite the current challenging market environment. ABI Research projects Smartphones will comprise 31% of the handsets market in 2013. Also, per iSupply, the handsets market in China is expected to grow 8% in 2009 with 90 million of first time subscribers.
Beyond the handsets market, in 2008, we saw the production start of chips based on our new mobile multimedia platforms. These platforms enrich our licensable product offerings and increase our future royalty potential. Also, during the fourth quarter of 2008, we had a substantial royalty contribution from an OEM of a well known new portable consumer product that started shipments during the quarter. This shipped product is the newest generation of an existing product that is the clear leader in its product category and has been sold in high volumes for the past three years. The latest version of this product includes advanced multimedia capabilities for the first time, which are powered by our DSP technologies and software. We currently have three significant customers in the mobile consumer market who are in production. Furthermore, we expect at least two more customers to start production in the first half of 2009.
In January 2009, we announced a new product named CEVA-HD-Audio which offers high definition audio solutions for the growing home entertainment products such as blu-ray DVDs, digital TVs, set-top boxes, IPTVs and home gateways. In 2008, we licensed our technology to a leading Asian semiconductor company that will soon start shipping its product into the blu-ray market. We believe these new business segments further highlight the potential for our royalty revenue growth.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Yet we must continue to monitor and control our operating costs and maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Moreover, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as Smartphones, Internet video, the migration from audio players to Personal Multimedia Players (PMP), as well as the migration to blu-ray DVDs, digital TVs, set-top boxes with high definition audio and IPTVs. In addition, our business is affected by market conditions in developing markets, such as China, India and Latin America, where the penetration of handsets in rural sites could generate future growth potential for our business. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technology, short product life cycles, evolving industry standards, changing customer needs and the trend towards voice, audio and video convergence in the markets that we operate.
Furthermore, the current general worldwide economic downturn has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We also operate primarily in the semiconductor industry, which is cyclical, and the recent worldwide economic downturn has resulted in a significant downturn of the semiconductor industry. These downturns are characterized by a decrease in product demand, excess customer inventories, and accelerated erosion of prices. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. In addition, our royalty revenues currently are primarily generated from sales of chipsets used in handsets and consumer electronics equipment, the demand for which may be adversely affected by decreased consumer confidence and spending. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor and consumer electronics industries could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	revenue recognition;
•	allowances for doubtful accounts;
•	accounting for income taxes;
•	impairment of goodwill;
•	equity-based compensation;
•	reorganization, restructuring and severance charges; and
•	accounting for marketable securities.

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
We generate our revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and sale of development systems. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to original equipment manufacturers of a variety of consumer electronics products. We also license our technology directly to OEMs, which are considered end users.
We account for our IP license revenues and related services in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) persuasive evidence of an arrangement exists and no further obligation exists; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. A license may be perpetual or time limited in its application. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, we have adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”) for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly technical support and training) is determined based on the substantive renewal rate as stated in the agreement. However, we do not believe we have sufficient VSOE of fair value to make such allocations in certain cases in which we undertake services for our customers. Accordingly, in multiple elements agreement which includes IP license and related services, and the related services are not essential to the functionality of the IP license, the entire arrangement fee is recognized as the services are performed based on percentage of completion method.
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
Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2008, no such losses were identified.
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
Royalties from licensing the right to use our IP are recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. We determine such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment become due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.
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
Accounting for Income Taxes
In the ordinary course operation of our global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, segregation of foreign and domestic income and expense to avoid double taxation and the complex issues involved in operating within multiple taxing jurisdictions. For example, we do not provide for U.S. Federal income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested indefinitely and, in our opinion, will not be distributed to CEVA, Inc., the U.S. parent company. Although we believe that our estimates relating to our worldwide income tax expenses are reasonable, the final tax outcome may be different than those reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our effective tax rate in a given financial statement period and therefore materially affect our income tax provision and net income (loss) in the period in which such determination is made.
Moreover, we may be subject to audits in multiple jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution, including questions regarding our tax filing positions, the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various tax filing positions, including state, foreign and local taxes, we record reserve for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. In our management’s opinion, adequate provisions for income taxes have been made. To the extent we prevail in matters for which reserve has been established, or are required to pay amounts in excess of the reserve, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
Furthermore, deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Our accounting for deferred taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS Statement No. 109” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. In the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with an identifiable useful life are no longer amortized but are subject to annual impairment tests based on estimated fair value in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We conduct our annual test of impairment for goodwill on October 1st of each year. In addition we test if impairment exists periodically whenever events or circumstances occur subsequent to our annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.
In October 2008, we conducted our annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the company with the carrying amount, including goodwill, on that date. Because our market capitalization exceeded the carrying value, including goodwill, on the evaluate date, goodwill was considered not impaired.
Accounting for Equity-Based Compensation
We account for equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on our consolidated income statement. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. Since January 1, 2007, we have used the Monte-Carlo simulation model for options granted. Determining the fair value of equity-based awards on the grant date requires the exercise of judgment, including the amount of equity-based awards that are expected to be forfeited, which takes into account the probability of termination or retirement of the option holder. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.
Reorganization, Restructuring and Severance Charge
We have engaged in restructuring activities historically and may engage in future restructuring activities. Historical restructuring activities have involved the restructuring of our corporate management, overhead reduction, geographical consolidation of our activities, productivity improvements and expense reduction measures. Restructurings are accounted for under SFAS 112, “Employers’ Accounting for Post Employment Benefits” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In January 2008, we signed an assignment agreement with the landlord of our Harcourt lease in Dublin, Ireland to surrender and termination the lease, a restructuring activity that began in 2005. In December 2008, our management implemented the restructuring of our SATA activities. Our restructuring activities require us to make significant estimates in several areas including: 1) realizable values of assets made redundant, obsolete or excess; 2) expenses for severance and other employee separation costs; 3) the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and 4) other exit costs. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these activities, but could be subject to change due to various factors. including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
Accounting for Marketable Securities
We account for investments in debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. FASB Staff Position (“FSP”) No. 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of an impairment loss. If, after consideration of all available evidence to evaluate the realizable value of the investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in earnings as realized losses equal to the difference between the investment’s cost and its fair value. Determining whether the decline in fair value is other-than-temporary requires our management’s judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by our management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.

Recently issued accounting standards:
In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations we complete after the adoption of this statement.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 “Fair Value Measurements” (“SFAS 157”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP 157-2. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for us beginning on January 1, 2009 on a prospective basis. We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.
In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP157-3”). FSP 157-3 amends SFAS 157 “Fair Value Measurements,” to provide guidance regarding the manner in which SFAS 157 should be applied in determining fair value of a financial asset when there is no active market for such asset on the measurement date. We do not expect the adoption of FSP 157-3 to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
The following table presents line items from our statements of operations as percentages of our total revenues for the periods indicated:

	2006	2007	2008
Consolidated Statements of Operations Data:
Revenues:
Licensing	68.2%	58.7%	53.8%
Royalties	19.4%	27.4%	35.5%
Other revenue	12.4%	13.9%	10.7%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	12.4%	11.6%	11.6%
Gross profit	87.6%	88.4%	88.4%
Operating expenses:
Research and development, net	57.7%	57.6%	50.0%
Sales and marketing	19.3%	18.8%	17.6%
General and administrative	18.1%	17.2%	16.4%
Amortization of other intangible assets	1.3%	0.5%	0.1%
Reorganization, restructuring and severance charge	—	—	10.2%
Total operating expenses	96.4%	94.1%	94.3%

Operating loss	(8.8)%	(5.7)%	(5.9)%
Financial income, net	8.0%	9.6%	6.7%
Other income	0.2%	1.3%	29.8%

Income (loss) before taxes on income	(0.6)%	5.2%	30.6%
Taxes on income	(0.3)%	1.3%	9.4%

Net income (loss)	(0.3)%	3.9%	21.2%

Discussion and Analysis
Below we provide information on the significant line items in our statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.
Revenues
Total Revenues

	2006	2007	2008
Total revenues (in millions)	$32.5	$33.2	$40.4
Change year-on-year	—	2.2%	21.5%
The increase in total revenues from 2007 to 2008 principally reflects a combination of higher licensing and royalty revenues. The slight increase in total revenues from 2006 to 2007 principally reflects a combination of higher royalties and other revenues, offset by lower licensing revenues. Revenues from baseband chips for handsets that incorporate our technologies accounted for approximately 51% of our total annual revenues for 2008. The five largest customers accounted for 49% of total revenues in 2008, 53% in 2007 and 42% in 2006.
In 2008, one customer accounted for 20% of revenues, compared to three customers that accounted for 17%, 12% and 11% of revenues in 2007 and one customer accounted for 16% of revenues in 2006. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties”, and royalties which are paid in a lump sum and in advance to cover a pre-defined fixed number of future unit shipments, which we refer to as “prepaid royalties”. In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 3%, 16% and 18% of total revenues in 2008, 2007 and 2006, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues

	2006	2007	2008
Licensing revenues (in millions)	$22.2	$19.5	$21.7
Change year-on-year	—	(12.0)%	11.3%
The increase in licensing revenues from 2007 to 2008 resulted mainly from licensing revenue received pursuant to our agreement with u-blox AG to resolve a license dispute matter. The decrease in licensing revenues from 2006 to 2007 principally reflects lower revenues from our SATA IP and BlueTooth IP.
Licensing revenues accounted for 53.8% of our total revenues in 2008, compared with 58.7% and 68.2% of our total revenues in 2007 and 2006, respectively. The percentage decrease in licensing revenues principally reflects the shift in revenue mix especially with increased in royalty revenues. In 2008, we signed 30 new license agreements compared to 36 and 38 in 2007 and 2006, respectively.
Royalty Revenues

	2006	2007	2008
Royalty revenues (in millions)	$6.3	$9.1	$14.3
Change year-on-year	—	43.8%	57.8%

CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies represented approximately 13% of the worldwide handsets volume in 2008 based on internal data and accounted for approximately 51% of our total annual royalty revenues for 2008. With regards to average royalty per unit, royalties from other consumer electronics products incorporating our technologies generally are higher per unit than royalties per unit from handsets incorporating our technologies.
The increase in royalty revenues from 2007 to 2008 reflected increased unit shipments and market share expansion in 3G and 2G handsets markets. This increase was mainly due to a substantial production ramp-up by two of our customers in different segments of the handsets market. The increase in royalty revenues from 2006 to 2007 was mainly due to a substantial production ramp-up by one of our customers in the consumer electronics market, as well as a few of our reporting customers in the handsets market. The five largest customers paying per unit royalty accounted for 78.9% of total royalty revenues in 2008 compared to 67.9% and 75.2% in 2007 and 2006, respectively.
Our per unit and prepaid royalty customers reported sales of 307 million chipsets incorporating our technology in 2008, compared to 227 million in 2007 and 190 million in 2006. The increase in units shipped in 2008 compared to 2007 reflects increased unit shipments of our CEVA-DSP cores by licensees in the 2/3G baseband cellular phone markets. This increase reflects market share expansion of our technologies in the baseband market by replacing chips from Texas Instruments and Qualcomm with our technology. The increase in 2008 was partially offset by lower shipments of chips incorporated in DVD and hard disc drive products, mainly as a result of the recent slowdown in the consumer electronics market. The increase in units shipped in 2007 compared to 2006 reflected increased unit shipments of our CEVA-DSP cores by licensees in the markets for 2/2.5G baseband cellular phones, set-top boxes, DVD servo products and disk drive controllers.
Other Revenues
Other revenues include support and training for licensees and sale of development systems.

	2006	2007	2008
Other revenues (in millions)	$4.0	$4.6	$4.3
Change year-on-year	—	14.8%	(6.5)%
The decrease in other revenues in 2008 compared to 2007 principally reflects a decrease in revenues from sales of development systems, offset by higher support revenues. The increase in other revenues in 2007 compared to 2006 principally reflects an increase in revenues from sales of development systems.
Geographic Revenue Analysis

	2006			2007			2008
	(in millions, except percentages)
United States	$11.7		35.9%	$6.9		20.9%	$5.3		13.1%
Europe, Middle East (EME) (1) (2)	$11.7		35.9%	$11.5		34.6%	$22.3		55.2%
Asia Pacific (APAC) (3) (4)	$9.2		28.2%	$14.8		44.5%	$12.8		31.7%

(1) Sweden		*)	*)	$3.8		11.3%	$8.0		19.9%
(2) Switzerland		*)	*)		*)	*)	$5.9		14.7%
(3) Japan		*)	*)	$4.4		13.2%	$5.1		12.7%
(4) Taiwan		*)	*)	$6.1		18.2%		*)	*)

*)	Less than 10%.
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from year to year.

In the United States, revenues decreased in 2008 compared to 2007 in all segments of our business due to the U.S. economic slowdown and fewer development sites for handsets OEMs. The increase in revenues in absolute and percentage terms in the EME region in 2008 compared to 2007 primarily reflects higher revenues from our GPS IP, mainly as a result of our agreement with u-blox AG to resolve a license dispute, as well as higher revenues from our CEVA-DSP core family of products. The decrease in revenues in absolute and percentage terms in the APAC region in 2008 compared to 2007 primarily reflects lower revenues from our CEVA-DSP core family of products in that region. Revenues decreased in absolute and percentage terms in the United States from 2006 to 2007, primarily reflecting lower revenues from our SATA IP and CEVA-DSP core family of products in that region. The slight decrease in revenues in absolute and percentage terms in the EME region from 2006 to 2007 primarily reflects lower revenues from CEVA-DSP core family of products and lower revenues from Bluetooth IP licensing in that region. The increase in revenues in absolute and percentage terms in the APAC region from 2006 to 2007 primarily reflects greater revenues from CEVA-DSP core family of products in that region, partially offset by lower revenues from Bluetooth IP licensing.
Cost of Revenues

	2006	2007	2008
Cost of revenues (in millions)	$4.0	$3.9	$4.7
Change year-on-year	—	(4.6)%	21.2%
Cost of revenues accounted for 11.6% of total revenues in both 2008 and 2007, compared with 12.4% in 2006. The absolute and percentage increase in cost of revenues in 2008 compared to 2007 principally reflected (i) the execution of a larger number of license agreements with engineering service requirements which increased cost of goods labor expenses during 2008, as compared to 2007, (ii) higher royalty payback expenses paid to the Chief Scientist of Israel, and (iii) higher labor-related costs mainly due to the recruitment of additional employees for our support team. Royalty payback expenses relate to royalties amounting to 3%-3.5% of the actual sales of certain of our products the development of which previously included grants from the Chief Scientist of Israel. The absolute and percentage decrease in cost of revenues in 2007 compared to 2006 principally reflects the shift in revenue mix with an increase in higher gross margin licensing and royalty revenue.
Cost of revenues includes related labor costs and, where applicable, related overhead, subcontractor, material costs, royalty payback expenses paid to the Chief Scientist of Israel and non-cash equity-based compensation expenses.
Operating Expenses

	2006	2007	2008
	(in millions)
Research and development, net	$18.8	$19.1	$20.2
Sales and marketing	$6.2	$6.2	$7.1
General and administration	$5.9	$5.7	$6.6
Amortization of intangible assets	$0.4	$0.2	$0.1
Reorganization, restructuring and severance charge	$—	$—	$4.1

Total operating expenses	$31.3	$31.2	$38.1

Change year-on-year	—	(0.2)%	21.8%
The increase in total operating expenses in 2008 compared to 2007 principally reflects (i) a restructuring and reorganization expense in the amount of $4.1 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first quarter of 2008, (ii) expenses associated with the restructuring of SATA activities, (iii) higher salary and related costs, partially as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS, (iv) higher professional services costs, and (v) higher non-cash equity-based compensation expenses, partially offset by an increase in research and development grants received from the Israeli government. The slight decrease in total operating expenses in 2007 compared to 2006 principally reflects a decrease in investment in design tools and lower amortization of intangible assets, partially offset by higher salary costs and marketing activities.

Research and Development Expenses, Net

	2006	2007	2008
Research and development expenses, net (in millions)	$18.8	$19.1	$20.2
Change year-on-year	—	2.0%	5.4%
The net increase in research and development expenses in 2008 compared with 2007 reflects higher salary and related expenses, mainly as a result of the devaluation of the U.S. dollar against the Euro and the Israeli NIS and higher non-cash equity-based compensation expense, offset by an increase in research grants received from the Israeli government. The slight increase in research and development expenses in 2007 compared with 2006 reflects higher salary and related expenses and project-related expenses, as well as higher non-cash equity-based compensation expenses, partially offset by lower research and development expenses in GPS activities as a result of the divestment of our GPS technology and associated business on June 23, 2006, which led to a lower number of research and development personnel and a decrease in investment in design tools. The average number of research and development personnel in 2008 was 127, compared to 136 in 2007 and 140 in 2006. The number of research and development personnel was 128 at December 31, 2008, compared with 136 at year-end 2007 and 136 at year-end 2006. Subsequent to year end 2008 and in connection with the restructuring of our SATA activities, the aggregate number of research and development personnel was reduced to 116.
Research and development expenses, net of related government grants, were 50.0% of total revenues in 2008, compared with 57.6% in 2007 and 57.7% in 2006. We recorded net research grants under funding programs of the Chief Scientist of Israel, Enterprise Ireland and Invest Northern Ireland of $959,000 in 2008, compared with $319,000 in 2007 and $276,000 in 2006. Grants received from the Chief Scientist of Israel, Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.
Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.
Sales and Marketing Expenses

	2006	2007	2008
Sales and marketing expenses (in millions)	$6.2	$6.2	$7.1
Change year-on-year	—	(0.2)%	13.4%
The increase in sales and marketing expenses in 2008 compared to 2007 principally reflects higher salary and related costs, higher commission expenses, higher marketing expenses due to more marketing-related and corporate awareness activities, mainly associated with trade shows and technology conferences in Asia, Europe and the U.S., as well as higher non-cash equity-based compensation expenses. The slight decrease in sales and marketing expenses in 2007 compared to 2006 principally reflects lower salary costs as well as lower non-cash stock compensation expense, partially offset by an increase in marketing and trade shows activities.
Sales and marketing expenses as a percentage of total revenues were 17.6% in 2008, compared with 18.8% in 2007 and 19.3% in 2006. The total number of sales and marketing personnel was 20 at year-end 2008, compared with 19 at year-end 2007 and 20 at year-end 2006. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses.

General and Administrative Expenses

	2006	2007	2008
General and administrative expenses (in millions)	$5.9	$5.7	$6.6
Change year-on-year	—	(2.7)%	16.0%
The increase in general and administrative expenses in 2008 compared to 2007 principally reflects higher salary and related costs, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by a decrease in doubtful debt expenses. The slight decrease in general and administrative expenses in 2007 compared to 2006 principally reflects lower director fees as well as lower rent and non-cash equity-based compensation expenses, partially offset by an increase in salary costs and bad debt expenses. The total number of general and administrative personnel was 24 at December 31, 2008, compared with 25 at year-end 2007 and 27 at year-end 2006. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses.
Amortization of Other Intangible Assets

	2006	2007	2008
Amortization of other intangible assets (in millions)	$0.4	$0.2	$0.1
Change year-on-year	—	(64.3)%	(64.2)%
The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus in 2002. The decrease in amortization of other intangible assets in 2007 compared with 2006 was mainly due to a decrease in the amount of other intangible assets, net of $0.9 million, as a result of the divestment of our GPS technology and associated business to Glonav. As of December 31, 2008 and 2007, the net amount of other intangible assets was $0 million and $0.1 million, respectively.
Reorganization, Restructuring and Severance Charge

	2006	2007	2008
Reorganization, restructuring and severance charge (in millions)	$—	$—	$4.1
We implemented reorganization and restructuring plans in 2005, which resulted in a total charge of $3.2 million. The charge arose in connection with our decision to restructure our corporate management, reduce overhead and consolidate our activities. The charges included severance charges and employee-related liabilities arising in connection with a head-count reduction of employees and a provision for future operating lease charges on idle facilities, one of which was our facilities in Dublin, Ireland, known as the Harcourt lease. The Harcourt lease provided for an aggregate annual rental of approximately $1.3 million and expired in 2021. We initiated exit negotiations with the Harcourt landlord to terminate the lease in September 2005. Of the total charge of $3.2 million in 2005, the portion of the restructuring reserve related to the Harcourt lease was 1.7 million.
Throughout 2006, we continued exit negotiations with the Harcourt landlord to terminate the lease. At December 31, 2005, the provision for this under-utilized property was $3.0 million (including legal and professional fees). At December 31, 2006, exit negotiations regarding the Harcourt lease had not concluded. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2006 (approximately $760,000 was accrued as expenses under other liabilities, of which approximately $270,000 was paid in 2006). In July 2007, the Harcourt landlord initiated legal proceedings against us for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. We paid an amount equal to approximately $1.5 million (of which approximately $0.8 million was included in accrued expenses under restructuring and approximately $0.7 million was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $0.2 million. Subsequently, the legal proceedings against us were dropped. During the third quarter of 2007, we re-initiated exit negotiations with the Harcourt landlord. At December 31, 2007, we concluded that we had no assurance whether, and if so when, the exit negotiations would result in a lease termination. Pursuant to a sublet strategy in accordance with SFAS No. 146, as of December 31, 2007, the portion of the restructuring reserve related to the Harcourt lease was $2.2 million. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2007 (approximately $0.2 million was accrued as expenses under other liabilities).

On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. In 2008, we paid approximately $5.9 million for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded in 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations as of December 31, 2008.
In October 2008, our board of directors approved a reduction in expenses associated with our SATA activities. In December 2008, our management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across our Irish offices. A one-time restructuring expense associated with the down-sizing of the SATA team in the amount of $584,000 was recorded in 2008 in accordance with SFAS No. 146.
Financial Income, net and Other Income

	2006	2007	2008
	(in millions)
Financial income, net	$2.62	$3.21	$2.73
of which:
Interest income and gains and losses from marketable securities, net	$2.77	$3.17	$2.86
Foreign exchange gain (loss)	$(0.15)	$0.04	$(0.13)

Other income, net	$0.06	$0.43	$12.01
of which:
Gain on realization of investments	$0.06	$0.43	$12.15
Impairment of assets	$—	$—	$(0.14)
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The decrease in financial income, net, in 2008 from 2007 reflects a combination of lower interest rates and realized losses from marketable securities in 2008 as compared to a realized gain in 2007, offset by higher combined cash and marketable securities balances held. The increase in interest and gains from marketable securities earned in 2007 from 2006 reflects a combination of higher interest rates and higher combined cash and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.13 million in 2008, a foreign exchange gain of $0.04 million in 2007 and a foreign exchange loss of $0.15 million in 2006.
Other income, net, consists of gains on realization of investments and impairment of assets. We recorded a gain of $12.12 million in 2008 from the divestment of our equity investment in Glonav to NXP Semiconductors (for more information see Note 5 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2008). We also recorded a gain of $0.03 million, $0.43 million and $0.06 million in 2008, 2007 and 2006, respectively, from the realization of a minority investment in a private company acquired in the combination with Parthus. In 2008, we recorded a loss of $0.14 million related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities.

Provision for Income Taxes
The provision for income taxes reflects income earned domestically and in certain foreign jurisdictions. In 2008, we recorded tax expenses of $3.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors, a tax expense of $0.8 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.1 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. The benefit of the deferred tax is expected to be realized in the future. In 2007, we recorded tax expenses of $0.1 million related to a gain from the disposal of an investment, $0.2 million related to interest income earned in Ireland, which was subject to a tax rate of 25%, as well as $0.1 million related to income earned in certain foreign jurisdictions. In 2006, we recorded a tax income of $0.1 million mainly due to the release of a certain tax provision as a result of a re-calculation of the provision for income taxes based on approvals received during the year from a certain tax authority in a foreign jurisdiction, offset by tax expenses on income earned domestically and in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10 percent tax rate on its trade, which under current legislation will remain in force until December 31, 2010. After this date, a rate of 12.5 percent tax rate shall apply.
The Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10 percent to 25 percent (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second and third plans have expired and are subject to corporate tax of 27 percent in 2008 and 26 percent in 2009. However, since the Israeli operating subsidiary received during 2008 an approval for the erosion of the tax basis in respect to its second and third plans, no taxable income were attributed to these plans.
On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) is subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 27 percent for 2008 and 26 percent for 2009). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted deferred tax asset in 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, we had approximately $13.3 million in cash and cash equivalents and $71.3 million in deposits and marketable securities, totaling $84.6 million compared to $76.4 million at December 31, 2007. During 2008, we invested $76.4 million of cash, in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 29 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $40.9 million. During 2007, we invested $45.0 million of our cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 32 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $35.8 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.

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
Net cash used in operating activities in 2008 was $3.4 million, compared with $28.2 million of net cash provided by operating activities in 2007 and $3.4 million of net cash used in operating activities in 2006. Included in the operating cash outflow in 2008 were $5.9 million cash outflow in connection with reorganizations, mainly the termination of the Harcourt lease, and $3.4 million cash outflow in connection with taxes associated with a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors. Included in the operating cash inflow in 2007 was a disposal of $21.3 million in marketable securities. Included in the operating cash outflow in 2006 was a net investment of $5.1 million in marketable securities.
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
Net cash used in investing activities in 2008 was $19.5 million, compared with $30.9 million of net cash used in investing activities in 2007 and $3.9 million of net cash provided by investing activities in 2006. We had a cash outflow of $28.5 million and a cash inflow of $24.6 million in respect of investments in marketable securities during 2008. Included in the cash outflow during 2008 was a net investment of $31.6 million in short-term bank deposit. We had a cash outflow of $40.0 million and a cash inflow of $13.5 million in respect of investments in marketable securities during 2007. Included in the investment cash outflow in 2007 was a net disposal of $4.0 million in short-term bank deposit. Included in the investment cash inflow in 2006 was a net disposal of $5.2 million in short-term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.5 million in 2008, $0.8 million in 2007 and $0.4 million in 2006. The main increase in capital expenditures in 2007 was associated with tester equipment for the SATA product line. We had a cash outflow of $39,000 and $0.9 million in 2007 and 2006, respectively, in respect of transaction-related costs associated with the divestment of our GPS technology and associated business to Glonav. We had a cash inflow of $16.4 million in 2008 from the divestment of our equity investment in Glonav to NXP Semiconductors, and a cash inflow of $27,000, $0.4 million and $57,000 from the disposal of a minority investment in a private company in 2008, 2007 and 2006, respectively.
Net cash used in financing activities in 2008 was $4.2 million, compared with net cash provided by financing activities of $4.8 million and $1.8 million in 2007 and 2006, respectively.
On August 4, 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 3, 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to the repurchase program. In 2008, we repurchased 752,763 shares of common stock at an average purchase price of $7.7 per share, for an aggregate purchase price of $5.8 million. We have fully utilized the shares available for repurchase under the 10b5-1 Plan. As of December 31, 2008, 247,237 shares of common stock remain authorized for repurchase pursuant to our repurchase program.
During the years 2008, 2007 and 2006, we received $1.6, $4.8 and $1.8 million, respectively, from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.
In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.” for more detailed information.

Contractual Obligations
The table below presents the principal categories of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	($ in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Operating Lease Obligations — Leasehold properties	1,987	1,194	793	—	—
Operating Lease Obligations — Other	1,881	1,313	568	—	—
Purchase Obligations	102	102	—	—	—
Severance Pay (*)	3,788	—	—	—	—

Total	7,758	2,609	1,361	—	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments.

(*)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $0.3 million is unfunded.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.1 million in 2008, a foreign exchange gain of $0.04 million in 2007 and a foreign exchange loss of $0.2 million in 2006.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis going forward. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted in the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli and Irish employees denominated in NIS and Euro for a period of one to twelve months with forward and put option contracts. As of December 31, 2008, we recorded comprehensive income of $0.1 million from our forward and put options contracts in respect to anticipated payroll for our Israeli and Irish employees expected in 2009. Such amounts will be recorded in earnings in 2009. We recognized a net gain of $0.02 million in both 2008 and 2007, related to forward and put options contracts. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

We invest our cash and cash equivalents in highly liquid investments with original maturities of generally 12 months or less at the time of purchase and maintain them with reputable major financial institutions. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in dollars. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen. Furthermore, we hold an investment portfolio consisting principally of corporate bonds and securities and U.S. government and agency securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, we can provide no assurance that we will recover declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $2.9 million in 2008, $3.2 million in 2007 and $2.8 million in 2006. The decrease in interest and gains from marketable securities in 2008 from 2007 reflects a combination of lower interest rates and realized losses from marketable securities in 2008 as compared to a realized gain in 2007, offset by higher combined cash and marketable securities balances held. The increase in interest and gains from marketable securities earned in 2007 from 2006 reflects a combination of higher interest rates and higher combined cash and marketable securities balances held.
We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.
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
Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2008.
CEVA, Inc.’s independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued a report concurring with management’s assessment of the company’s internal control over financial reporting, which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors required by this item is incorporated herein by reference to the 2009 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2009 Proxy Statement.
The information regarding our executive officers required by this item is contained in Part I of this annual report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1. Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2008 and 2007.
•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
•	Notes to Consolidated Financial Statements.
2. Financial Statement Schedules:
•	Schedule II: Valuation and Qualifying Accounts
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
AS OF DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CEVA, Inc.
We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global
Tel-Aviv, Israel
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CEVA, Inc.
We have audited CEVA, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CEVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of CEVA, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of CEVA, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global
Tel-Aviv, Israel
March 13, 2009

CEVA, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,697	$13,328
Short-term bank deposits	7,130	39,423
Marketable securities (Note 2)	28,548	31,878
Trade receivables (net of allowance for doubtful accounts of $868 in 2007 and $743 in 2008)	2,502	5,390
Deferred tax assets (Note 12)	861	1,085
Investment in other company, net (Note 5)	4,233	—
Prepaid expenses and other accounts receivable (Note 7)	3,295	4,921

Total current assets	87,266	96,025

Long-term assets:
Severance pay fund	3,091	3,441
Deferred tax assets (Note 12)	455	351
Property and equipment, net (Note 4)	1,626	1,271
Goodwill (Note 6)	36,498	36,498
Other intangible assets, net (Note 6)	53	—

Total long-term assets	41,723	41,561

Total assets	$128,989	$137,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$455	$615
Deferred revenues	727	1,034
Taxes payable	320	44
Accrued expenses and other payables (Note 8)	8,452	10,446

Total current liabilities	9,954	12,139

Long-term liabilities:
Accrued severance pay	3,141	3,788
Accrued liabilities (Note 13)	1,506	—

Total long-term liabilities	4,647	3,788

Commitments and contingencies liabilities (Note 15)

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2007 and 2008; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2007, and 2008; 20,033,897 and 19,532,026 shares issued and outstanding at December 31, 2007 and 2008, respectively	20	20
Additional paid in capital	149,772	153,712
Treasury Stock	—	(5,077)
Accumulated other comprehensive income (loss)	7	(24)
Accumulated deficit	(35,411)	(26,972)

Total stockholders’ equity	114,388	121,659

Total liabilities and stockholders’ equity	$128,989	$137,586

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2006	2007	2008
Revenues:
Licensing	$22,160	$19,499	$21,701
Royalties	6,324	9,095	14,349
Other revenues	4,021	4,617	4,315

Total revenues	32,505	33,211	40,365

Cost of revenues	4,035	3,851	4,668

Gross profit	28,470	29,360	35,697

Operating expenses:
Research and development, net	18,769	19,136	20,172
Sales and marketing	6,268	6,253	7,088
General and administrative	5,882	5,721	6,637
Amortization of intangible assets	414	148	53
Reorganization, restructuring and severance charge (Note 13)	—	—	4,121

Total operating expenses	31,333	31,258	38,071

Operating loss	(2,863)	(1,898)	(2,374)
Financial income, net (Note 11)	2,620	3,211	2,729
Other income, net (Note 11)	57	425	12,011

Income (loss) before taxes on income	(186)	1,738	12,366
Income taxes expense (income) (Note 12)	(88)	447	3,801

Net income (loss)	$(98)	$1,291	$8,565

Basic net income (loss) per share	$(0.01)	$0.07	$0.43

Diluted net income (loss) per share	$(0.01)	$0.06	$0.42

Weighted average number of shares of Common Stock used in computation of net income (loss) per share (in thousands)
Basic	19,191	19,606	20,009

Diluted	19,191	20,150	20,575

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

						Accumulated
				Additional		other		Total
	Common Stock			paid-in		comprehensive	Accumulated	stockholders’
	Shares	Amount		capital	Treasury Stock	income (loss)	deficit	equity
Balance as of January 1, 2006	18,923,071	$19		$138,818	$—	$—	$(36,604)	$102,233
Issuance of Common Stock upon exercise of employee stock options (a)	86,536	—	(*)	430	—	—	—	430
Issuance of Common Stock under employee stock purchase plan (a)	320,537	—	(*)	1,374	—	—	—	1,374
Equity-based compensation	—	—		2,204	—	—	—	2,204
Net loss	—	—		—	—	—	(98)	(98)

Balance as of December 31, 2006	19,330,144	$19		$142,826	$—	$—	$(36,702)	$106,143

Issuance of Common Stock upon exercise of employee stock options (a)	498,043	1		3,918	—	—	—	3,919
Issuance of Common Stock under employee stock purchase plan (a)	205,710	—	(*)	897	—	—	—	897
Equity-based compensation	—	—		2,131	—	—	—	2,131
Unrealized loss from available-for-sale securities, net	—	—		—	—	(58)	—	(58)
Unrealized gain from hedging activities, net	—	—		—	—	65	—	65
Net income	—	—		—	—	—	1,291	1,291

Balance as of December 31, 2007	20,033,897	$20		$149,772	$—	$7	$(35,411)	$114,388

Issuance of Common Stock upon exercise of employee stock options (a)	58,693	—	(*)	410	—	—	—	410
Issuance of Common Stock under employee stock purchase plan (a)	99,631	—	(*)	608	—	—	—	608
Purchase of Treasury Stock (a)	(752,763)	—	(*)	—	(5,821)	—	—	(5,821)
Issuance of Treasury Stock upon exercise of employee stock options (a)	23,368	—	(*)	—	192	—	(48)	144
Issuance of Treasury Stock under employee stock purchase plan (a)	69,200	—	(*)	—	552	—	(78)	474
Equity-based compensation	—	—		2,922	—	—	—	2,922
Unrealized loss from available-for-sale securities, net	—	—		—	—	(111)	—	(111)
Unrealized gain from hedging activities, net	—	—		—	—	80	—	80
Net income	—	—		—	—	—	8,565	8,565

Balance as of December 31, 2008	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)	$121,659

Accumulated unrealized loss from available-for-sale securities, net						$(169)
Accumulated unrealized gain from hedging activities, net						$145

Accumulated other comprehensive loss, net as of December 31, 2008						$(24)

(*)	Represent an amount lower than $ 1.

(a)	See Note 9 to these consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$(98)	$1,291	$8,565
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,422	882	673
Impairment of assets	—	—	138
Amortization of intangible assets	414	148	53
Equity-based compensation	2,204	2,131	2,922
Gain from sale of property and equipment	—	(3)	(4)
Loss (gain) on trading marketable securities	52	(137)	—
Loss on sale of available-for-sale marketable securities	—	4	287
Amortization of discount (premium) on available-for-sale marketable securities	—	(26)	179
Unrealized foreign exchange loss (gain)	48	(40)	223
Accrued interest on short-term bank deposits	102	(127)	(729)
Gain on realization of investments	(57)	(425)	(12,145)
Trading marketable securities, net	(5,115)	21,312	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(2,262)	5,919	(2,888)
Increase in other accounts receivable and prepaid expenses	(332)	(712)	(1,571)
Increase in deferred tax assets	(103)	(321)	(120)
Increase (decrease) in trade payables	145	(283)	160
Increase (decrease) in deferred revenues	(47)	321	307
Increase (decrease) in accrued expenses and other payables	582	(1,735)	492
Increase (decrease) in taxes payable	(307)	185	(276)
Increase (decrease) in accrued severance pay, net	(19)	(151)	306

Net cash provided by (used in) operating activities	(3,371)	28,233	(3,428)

Cash flows from investing activities:
Purchase of property and equipment	(424)	(807)	(456)
Proceeds from sale of property and equipment	—	8	4
Investment in short-term bank deposits	(3,930)	(5,000)	(47,911)
Proceeds from short-term bank deposits	9,134	1,026	16,347
Investment in available-for-sale marketable securities	—	(39,990)	(28,485)
Proceeds from maturity and sale of available-for-sale marketable securities	—	13,468	24,578
Transaction cost related to the GPS divestment	(927)	(39)	—
Proceeds from realization of investment	57	425	16,378

Net cash provided by (used in) investing activities	3,910	(30,909)	(19,545)

Cash flows from financing activities:
Purchase of Treasury Stock	—	—	(5,821)
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	430	3,919	554
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	1,374	897	1,082

Net cash provided by (used in) financing activities	1,804	4,816	(4,185)

Effect of exchange rate movements on cash	514	589	(211)
Increase (decrease) in cash and cash equivalents	2,857	2,729	(27,369)
Cash and cash equivalents at the beginning of the year	35,111	37,968	40,697

Cash and cash equivalents at the end of the year	$37,968	$40,697	$13,328

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(U.S. dollars in thousands)

	Year ended December 31,
	2006	2007	2008
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net	$652	$889	$5,124

Non-cash transactions (see Note 5):
Goodwill	(1,900)	—	—
Intangible asset	(845)	—	—
Net working capital	(522)	—	—
Transaction cost related to the GPS divestment	(39)	—	—
Deferred gain related to the GPS divestment	(1,751)	—	—
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
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including video, audio, Voice over Internet Protocols (VoIP), Bluetooth, and Serial Advanced Technology Attachment (SATA).
CEVA’s technology is licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to original equipment manufacturer (OEM) companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMax, CDMA and TD-SCDMA), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and solid storage devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
Basis of presentation:
The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).
Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, which is included in “financial income, net.” The Company recorded a foreign exchange loss of $150 in 2006, a foreign exchange gain of $38 in 2007 and a foreign exchange loss of $134 in 2008. The foreign exchange gains and losses arose principally on Euro and Israeli NIS liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar. The Company reviews its monthly expected non U.S. denominated expenditures and looks to hold equivalent non-dollar cash balances to mitigate currency fluctuations, and this approach has resulted in a lower impact of exchange rate conversion fluctuations in the said years.
Principles of consolidation:
The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Cash equivalents:
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from the date acquired.
Short-term bank deposits:
Short-term bank deposits are with maturities of more than three months from deposit day but less than one year. The deposits are in dollars and presented at their cost, including accrued interest. The deposits bear interest at an average rate of 5.12% and 3.68% annually during 2007 and 2008, respectively.
Marketable securities:
Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses, as appropriate. On December 31, 2007 and 2008, the Company classified its marketable securities as available-for-sale securities.
FASB Staff Position (“FSP”) No. 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of the investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1/124-1 nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1.
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
(the shorter of the lease term or useful economic life)
The Company and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company recorded impairment charges of $138 during 2008 related to the disposal of SATA-related fixed assets in connection with the restructuring of the Company’s SATA activities. The impairment charges were included in “other income, net” on the Company’s consolidated statements of operations for the year ended December 31, 2008.

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
On June 23, 2006, the Company divested its GPS technology and associated business to a U.S.-based company, Glonav Inc. (“Glonav”) in return for an equity ownership of 19.9% in Glonav on a fully diluted basis (for more details see Note 5). The investment in Glonav was stated at cost since the Company did not have the ability to exercise significant influence over operating and financial policies of Glonav. At December 31, 2007, the Company recorded the investment on its consolidated balance sheets as investment in other company, net. This investment was reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the investment may not be recoverable, in accordance with Accounting Principle Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No.18”) and Financial Statement Position FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
In January 2008, the Company divested its entire equity stake in Glonav following Glonav’s acquisition by NXP Semiconductors (for more details see Note 5).
As part of the combination with Parthus in November 2002, CEVA acquired a minority investment in a private company (the “Portfolio Company”). CEVA has no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to CEVA’s original investment. As a result, the Company recognized an impairment and the investment was presented as $0. The Company recorded a gain of $57, $425 and $27 in 2006, 2007 and 2008, respectively, from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount. In 2007 and 2008, CEVA recorded tax expenses of $85 and $12, respectively, related to a gain from the realization of this minority investment in the Portfolio Company.
Goodwill:
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination on or after July 1, 2001, is not amortized. As a result of the combination with Parthus in November 2002, the Company recorded goodwill in the amount of $38,398. In the second quarter of 2006, there was a decrease in the amount of goodwill of $1,900 as a result of the divestment of the Company’s GPS technology and associated business to Glonav (See note 5).
SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests in certain circumstances and written down when impaired.
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
In October 2006, 2007 and 2008, the Company conducted its annual goodwill impairment test as required by SFAS No. 142. The goodwill impairment test compared the fair value of the Company with the carrying amount, including goodwill, on those dates. Because the market capitalization of the Company exceeded the carrying value of the Company’s stockholders’ equity, goodwill was considered not impaired.
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
Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company will recognize an impairment loss. Such impairment loss is measured by comparing the fair value of the assets with their carrying value. The determination of the value of such intangible assets requires the Company to make assumptions regarding future business conditions and operating results in order to estimate future cash flows and other factors to determine the fair value of the respective assets. In the second quarter of 2006, there was a decrease in the amount of other intangible assets, net, of $845 as a result of the divestment of the Company’s GPS technology and associated business to Glonav (see Note 5). The Company assessed the carrying value of the remaining intangible assets based on the future expected cash flow from these assets and determined there was no impairment at years end 2006, 2007 and 2008. The amount of other intangible assets was $0 at December 31, 2008.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Revenue recognition:
The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, training and sale of development systems. The Company licenses its IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs for incorporation into a variety of end products. The Company also licenses its technology directly to OEMs, which are considered end users.
The Company accounts for its IP license revenues and related services in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Under the terms of SOP 97-2, revenues are recognized when: (1) persuasive evidence of an arrangement exists and no further obligation exists, (2) delivery has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable. A license may be perpetual or time limited in its application. SOP 97-2 generally requires revenue earned on licensing arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for multiple element transactions. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements (mainly, technical support and training) is determined based on the substantive renewal rate as stated in the agreement. However, the Company does not believe it has sufficient VSOE of fair value to make such allocations in certain cases in which the Company undertakes services for its customers. Accordingly, in a multiple elements agreement which includes the IP license and related services, and the related services are not essential to the functionality of the IP license, the entire arrangement fee is recognized as the services are performed based on “percentage of completion” method.
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
Revenues from license fees that involve significant customization of the Company’s IP to customer-specific specifications are recognized in accordance with the principles set out in Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts” (“SOP 81-1”), using contract accounting on a percentage of completion method, in accordance with the “Input Method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2008, no such estimated losses were identified. The amount of revenue recognized under SOP 81-1 that was unbilled was $1,271, $514 and $0 at December 31, 2006, 2007 and 2008, respectively.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Royalties from licensing the right to use the Company’s IP are recognized on a quarterly basis in arrears as the Company receives quarterly shipment reports from its licensees. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties are recognized upon payment becoming due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.
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
Revenue from the sale of development systems is recognized when title to the product passes to the customer and all other revenue recognition criteria have been met.
The Company usually does not provide rights of return. When rights of return are included in the license agreements, revenue is deferred until rights of return expire.
When a sale of the Company’s IP is made to a third party who also supplies the Company with goods or services under separate agreements, the Company evaluates each of the agreements to determine whether they are clearly separable, and independent of one another and that reliable fair value exists for either the sale or purchase element in order to determine the appropriate revenue recognition in accordance with EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.”
Deferred revenues include unearned amounts received under license agreements, unearned technical support and training fees and amounts paid by customers not yet recognized as revenues.
Cost of revenue:
Cost of revenue includes the costs of products and services. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes the salary costs for personnel engaged in services, training and customer support, and telephone and other support costs.
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
The Company and its subsidiaries recorded grants in the amounts of $276, $319 and $959 for the years ended December 31, 2006, 2007 and 2008, respectively. The Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products which received grants from the Chief Scientist of Israel in previous years. The obligation to pay these royalties is continued on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and Government of Israel may become repayable if certain criteria under the grants are not met.
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
Total contributions for the years ended December 31, 2006, 2007 and 2008 were $520, $400 and $382, respectively.
Accrued severance pay:
The liability of CEVA’s Israeli subsidiary for severance pay is calculated pursuant to Israeli severance pay laws for all Israeli employees, based on the most recent salary of each employee multiplied by the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual.
The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.
In light of recent market conditions, the Company recorded in 2008 losses of approximately $200 to reflect the reduction in the fair value of the severance pay funds.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Severance pay expenses, net of related income, for the years ended December 31, 2006, 2007 and 2008, were approximately $740, $663 and $1,156, respectively.
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
The Company adopted the fair value recognition provision of SFAS 123(R) using the modified prospective transition method, effective January 1, 2006. Under that transition method, compensation cost recognized in the years ended December 31, 2006, 2007 and 2008, includes: (a) compensation cost for all equity-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The fair value for the Company’s stock options granted to employees and directors was estimated using the following assumptions:
In the Black-Scholes option pricing model for the year:

2006

Expected dividend yield	0%
Expected volatility	40%
Risk-free interest rate	5%
Expected option term	4 years
Expected forfeiture (employees)	10%
Expected forfeiture (executives)	10%
In the Monte-Carlo simulation model for the years:

	2007	2008

Expected dividend yield	0%	0%
Expected volatility	30%-46%	37%-64%
Risk-free interest rate	3.9%-5.1%	1.4%-3.8%
Expected forfeiture (employees)	20%	15%
Expected forfeiture (executives)	10%	10%
Contractual term of up to	7 years	7 years
Suboptimal exercise multiple (employees)	1.6	1.6
Suboptimal exercise multiple (executives)	1.6	1.2
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the years ended 2008, 2007 and 2006 except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 21%-42% in 2007.
During the years ended December 31, 2006, 2007 and 2008, the Company recognized equity-based compensation expense related to employee stock options in the amount of $2,204, $2,131 and $2,922, respectively, as follows:

	Year ended December 31,
	2006	2007	2008

Cost of revenue	$53	$83	$112
Research and development, net	656	935	1,088
Sales and marketing	449	334	531
General and administrative	1,046	779	1,191

Total equity-based compensation expense	$2,204	$2,131	$2,922

Net income for the year ended December 31, 2007 was $277 lower than had the Company continued to account for equity-based compensation expense using the Black-Scholes option pricing model. Basic net income per share for the year ended December 31, 2007 was $0.02 lower than had the Company continued to account for equity-based compensation expense using the Black-Scholes option pricing model. Diluted net income per share for the year ended December 31, 2007 was $0.01 lower than had the Company continued to account for equity-based compensation expense using the Black-Scholes option pricing model.
As of December 31, 2006, 2007 and 2008, there were balances of $1,253, $1,530 and $2,422, respectively, of unrecognized compensation expense related to unvested awards.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Fair value of financial instruments:
The carrying amount of cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities (classified as available-for-sale) is based on quoted market prices at year end. The fair value of derivative instruments is estimated by obtaining quotes from banks.
Comprehensive income (loss):
The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income (loss) relate to unrealized gains and losses on hedging derivative instruments and unrealized gains and losses on available-for-sale securities.
Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, bank deposits, marketable securities and trade receivables. The Company invests its surplus cash in cash deposits and marketable securities in financial institutions and has established guidelines relating to the diversification and maturities that maintain safety and liquidity.
The Company invests its cash and cash equivalents in highly liquid investments with original maturities of generally 12 months or less at the time of purchase and maintains them with reputable major financial institutions. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in dollars. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit fails or is subject to other adverse conditions in the financial or credit markets. To date the Company have experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company hold its cash and cash equivalents fail or the financial and credit markets continue to worsen. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds and securities and U.S. government and agency securities. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, the Company can provide no assurance that it will recover declines in the market value of its investments.
Interest income was $2,822 in 2006, $3,014 in 2007 and $3,329 in 2008. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.
The Company is exposed to financial market risks, including changes in interest rates. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term.
The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the historical collection experience and current economic trends. Allowance for doubtful accounts amounted to $868 and $743 as of December 31, 2007 and 2008, respectively.
The Company has no off-balance-sheet concentration of credit risk.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Derivative and hedging activities:
Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, the Company instituted in the second quarter of 2007, a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees denominated in NIS and for its Irish employees denominated in Euro for a period of one to twelve months with forward and put option contracts.
During 2007 and 2008, the Company recorded accumulated other comprehensive income of $65 and $80, respectively, from its forward and put option contracts in respect to anticipated payroll for its Israeli and Irish employees . Such amounts will be recorded in the consolidated statements of operations in the following year.
The Company recognized a net gain of $170 and $20 during the years ended December 31, 2007 and 2008, respectively, related to forward and put options contracts.
The Company measured the fair value of the contracts in accordance with Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (see Note 3).
Advertising expenses:
Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2006, 2007 and 2008 were $218, $544 and $720, respectively.
Treasury stock:
The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases, privately negotiated transactions and repurchase plans in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury stock. The Company presents the cost of the repurchased treasury stock as a reduction in its stockholders’ equity. Upon reissuance of shares of treasury stock, the Company charges the excess of the repurchase cost over reissuance price using the weighted-average method to accumulated deficit, in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins.”

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

	Year ended December 31,
(in thousands except per share data)	2006	2007	2008
Numerator:
Numerator for basic and diluted net income (loss) per share	$(98)	$1,291	$8,565
Denominator:
Denominator for basic net income (loss) per share	19,191	19,606	20,009
Effect of employee stock options	—	544	566

Denominator for diluted net income (loss) per share	19,191	20,150	20,575

Basic net income (loss) per share	$(0.01)	$0.07	$0.43

Diluted net income (loss) per share	$(0.01)	$0.06	$0.42

The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, were 4,717,761, 1,902,560 and 1,442,691 shares for the years ended December 31, 2006, 2007 and 2008, respectively.
Recently issued accounting standards:
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The impact of the adoption of SFAS 141R on the Company’s consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations it completes after the adoption of this statement.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 “Fair Value Measurements” (“SFAS 157”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP 157-2. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for the Company beginning January 1, 2009. The Company does not expect the impact of this adoption to be material.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.
In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company does not expect the impact of the adoption of FSP 142-3 to be material.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP157-3”). FSP 157-3 amends SFAS 157 “Fair Value Measurements,” to provide guidance regarding the manner in which SFAS 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date. The Company does not expect the impact of the adoption of FSP 157-3 to be material.
NOTE 2: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities at December 31, 2007 and 2008:

	As at December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,743	$8	$—	$1,751
U.S. government and agency securities	6,401	85	—	6,486
Corporate bonds and securities	23,903	30	(292)	23,641

	$32,047	$123	$(292)	$31,878

	As at December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

U.S. government and agency securities	$4,997	$8	$—	$5,005
Corporate bonds and securities	23,609	13	(79)	23,543

	$28,606	$21	$(79)	$28,548

The following table summarizes our investments in marketable securities by the contractual maturity date of the security:

	As at December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$21,959	$55	$(168)	$21,846
Due after one year to two years	10,088	68	(124)	10,032

	$32,047	$123	$(292)	$31,878

Of the unrealized losses outstanding as of December 31, 2008, $62 of the unrealized losses was outstanding for more than 12 months and $230 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2008 amounted to $4,846, and of marketable securities with outstanding unrealized losses for less than 12 months amounted to $10,538. Of the unrealized losses outstanding as of December 31, 2007, the entire amount of $79 was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2007 amounted to $17,491.
Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer until maturity or for a period of time sufficient to allow for any anticipated recovery in cost.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Management has the ability and intent to hold the securities which incurred losses until maturity or for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007 and 2008, management believes the losses detailed in the tables above are temporary and no impairment loss has been realized in the Company consolidated statements of operations.
Proceeds from maturity and sales of available-for-sale securities during 2008 were $24,578. Gross realized gains and losses from the sale of available-for-sale securities during 2008 were $89 and $376, respectively.
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.
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
In accordance with SFAS 157, the Company measures its marketable securities and foreign currency derivative contracts at fair value. Marketable securities are classified within Level 1. This is because these assets are valued using quoted market prices. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The table below sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	December 31, 2008	Level I	Level II	Level III
Marketable securities	$31,878	$31,878	$—	$—
Derivative assets	$145	$—	$145	$—

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 4: PROPERTY AND EQUIPMENT, NET
Composition of assets, grouped by major classifications, is as follows:

	Year ended December 31,
	2007	2008
Cost:
Computers, software and equipment	$11,150	$10,727
Office furniture and equipment	960	894
Leasehold improvements	1,126	668

	13,236	12,289
Less — Accumulated depreciation	(11,610)	(11,018)

Depreciated cost	$1,626	$1,271

Depreciation expenses were $1,422, $882 and $673 for the years ended December 31, 2006, 2007 and 2008, respectively.
In the fourth quarter of 2008, the Company recorded an impairment charge of $138 for SATA-related fixed assets associated with the Company’s restructuring of its SATA activities. In the second quarter of 2006, there was a decrease in the amount of property and equipment, net, of $522 as a result of the divestment of the Company’s GPS technology and associated business to Glonav (for more details see Note 5).
NOTE 5: INVESTMENT IN OTHER COMPANY, NET
On June 23, 2006, the Company divested its GPS technology and associated business to Glonav Inc. (“Glonav”) in return for an equity ownership of 19.9% in Glonav on a fully diluted basis. CEVA’s valuation of its equity investment in Glonav was $5,984 based on an independent expert’s valuation in consideration of the assets and cash contributed to Glonav. The determination of the amount of reduction recorded for goodwill and intangible assets for the GPS technology and business was calculated in accordance with paragraph 39 in SFAS No. 142 “Goodwill and Other Intangible Assets” in consideration of the fair value of the GPS technology and business purchased by Glonav and the fair value of the Company, both based on an independent valuation. The investment in Glonav was recorded as an “investment in other company, net” on the consolidated balance sheet as of December 31, 2007 and stated at cost given that the Company’s equity investment in Glonav represented less than 20% of Glonav’s voting stock and in consideration of the guidance provided in Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” the Company did not have the ability to exercise significant influence over operating and financial policies of Glonav. Since Glonav was a highly leveraged entity and received additional funding to continue its operations after the divestment by the Company, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 was deferred and presented in the consolidated balance sheet as of December 31, 2007 as a deduction from “investment in other company.” The excess of the consideration from the divestment over the net book value of the assets in the amount of $1,751 is set forth below:

Equity investment in Glonav	$5,984
Goodwill	(1,900)
Intangible asset	(845)
Net working capital	(522)
Transaction cost related to the GPS divestment	(966)

Deferred gain related to the GPS divestment	$1,751

December 31,
2007
Investment in other company, net:
Investment in other company	$5,984
Deferred gain	(1,751)

Total investment in other company, net	$4,233

In January 2008, the Company divested its entire equity investment in Glonav following Glonav’s acquisition by NXP Semiconductors for an initial cash payment of $85,000, plus up to an additional $25,000 in cash payable to all of Glonav’s stockholders, contingent upon Glonav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which is being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,561. During 2008, the Company received additional payments of $1,790 in connection with Glonav’s achievement of its first, second and third product development milestones. In total, the Company received $16,351 during 2008. In 2008, the Company recorded a capital gain of $12,118 from the divestment of its equity investment in Glonav (including the deferred gain of $1,751 resulting from the recognition of the deferred gain, as detailed above) and a tax expense of $3,104 related to such capital gain.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS, NET

	Year ended December 31, 2007				Year ended December 31, 2008
		Accumulated				Accumulated
	Gross	Impairment			Gross	Impairment
	Carrying	Loss/Asset	Accumulated		Carrying	Loss/Asset	Accumulated
	Amount	write down	Amortization	Net	Amount	write down	Amortization	Net

Goodwill	$38,398	$1,900	$—	$36,498	$38,398	$1,900	$—	$36,498

Other intangible assets — amortizable
Parthus name	610	478	132	—	610	478	132	—
Patent portfolio	2,247	640	1,607	—	2,247	640	1,607	—
Current technology and customer backlog	2,824	1,264	1,560	—	2,824	1,264	1,560	—
Purchased technology	347	—	294	53	347	—	347	—

Total identifiable intangible assets	$6,028	$2,382	$3,593	$53	$6,028	$2,382	$3,646	$—

Intangible assets primarily represent the acquisition of certain intellectual property together with the value of patents acquired in the combination with Parthus.
In the second quarter of 2006, there was a decrease in the amount of goodwill and other intangible assets, net, of $1,900 and $845, respectively, as a result of the divestment of the Company’s GPS technology and associated business to Glonav (for more details see Note 5).
Amortization expenses amounted to $414, $148 and $53 for the years ended December 31, 2006, 2007 and 2008, respectively.
NOTE 7: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE
PREPAID EXPENSES

	Year ended December 31,
	2007	2008

Prepaid leased design tools	$336	$981
Prepaid directors and officers insurance	90	75
Prepaid car leases	172	190
Prepaid rent	216	113
IT consumables	17	230
Other prepaid expenses	73	84

	$904	$1,673

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
OTHER ACCOUNTS RECEIVABLE

	Year ended December 31,
	2007	2008

Taxes	$1,260	$2,286
Rental deposits	144	88
Interest receivable	718	428
Other	269	446

	$2,391	$3,248

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	Year ended December 31,
	2007	2008

Accrued compensation and benefits	$5,208	$6,537
Restructuring accruals (see Note 13)	868	645
Engineering accruals	933	686
Professional fees	795	956
Other accruals	648	1,622

	$8,452	$10,446

NOTE 9: STOCKHOLDERS’ EQUITY
a. Common stock:
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
During 2006, 2007 and 2008, the Company issued 407,073, 703,553 and 250,892 shares of common stock under its stock option and purchase programs for a consideration of $1,804, $4,816 and $1,636, respectively.
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
c. Share repurchase program:
In August 4, 2008, the Company announced that its board of directors approved a share repurchase program for up to 1 million shares of common stock. On September 3, 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1 million shares of common stock authorized by the board for repurchase pursuant to the Company’s repurchase program.
In 2008, the Company repurchased 752,763 shares of common stock at an average purchase price of $ 7.73 per share, for an aggregate purchase price of $ 5,821. The Company has fully utilized the shares available for repurchase under the 10b5-1 Plan. As of December 31, 2008, 247,237 shares of common stock remain authorized for repurchase pursuant to the Company repurchase program.
Subsequent to 2008 year-end, the Company repurchased an additional 47,173 shares of its common stock at a weighted average price per share of $6.44 through open market purchases and privately negotiated transactions in accordance with Rule 10b-18 of the United States Securities Exchange Act of 1934, as amended. Also subsequent to 2008 year-end, the Company’s board of directors approved the adoption of another 10b5-1 Plan in February 2009 authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program. As of March 6, 2009, 50,000 shares of the Company’s common stock were repurchased pursuant to the 10b5-1 Plan at a weighted average price per share of $5.49.
The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over reissuance price using the weighted average method to accumulated deficit. In the event the repurchase cost using the weighted average method is lower than the reissuance price, the Company credits the difference to additional paid-in capital.
In 2008, the Company issued 92,568 shares of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan (“ESPP”).
d. Employee and non-employee stock plans:
The Company grants stock options to employees and directors of the Company and its subsidiaries and provides the right to purchase stock pursuant to the ESPP to employees of the Company and its subsidiaries. The Company has elected to follow SFAS 123(R) and related interpretations in accounting for its stock option plans. SFAS 123(R) supersedes APB 25 for periods beginning in fiscal 2006. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date. An equity-based compensation expense of $2,204, $2,131 and $2,922 in respect of options granted to employees and directors is reflected in the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008, respectively, as required under SFAS 123(R).

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
During 2008, the Company granted options to purchase 1,219,500 shares of common stock, at exercise prices ranging from $7.36 to $9.80 per share, and the Company issued 250,892 shares of common stock under its stock option and purchase plans for a consideration of $1,636. Options totaling 203,955 shares with a weighted average exercise price of $9.74 were forfeited or expired in 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,522,154 shares were outstanding at December 31, 2008. During 2007, the Company granted options to purchase 939,500 shares of common stock, at exercise prices ranging from $7.22 to $9.18 per share, and the Company issued 703,753 shares of common stock under its stock option and purchase plans for a consideration of $4,816. Options totaling 1,103,697 shares with a weighted average exercise price of $10.63 were forfeited or expired in 2007, primarily reflecting departures of employees and expiration of options which were granted in 2000. Options to purchase 3,588,670 shares were outstanding at December 31, 2007. During 2006, the Company granted options to purchase 335,000 shares of common stock, at exercise prices ranging from $5.50 to $7.59 per share, and the Company issued 407,073 shares of common stock under its stock option and purchase plans for a consideration of $1,804. Options totaling 1,017,937 shares with a weighted average exercise price of $9.59 were forfeited in 2006, primarily reflecting departures of employees and expiration of options which were granted in 1999. Options to purchase 4,250,910 shares were outstanding at December 31, 2006.
A summary of the Company’s stock option activity and related information for the year ended December 31, 2008, is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average exercise	remaining	intrinsic value
	options	price	contractual term	($000)
Outstanding at the beginning of the year	3,588,670	$7.33
Granted	1,219,500	8.98
Exercised	(82,061)	6.75
Forfeited or expired	(203,955)	9.74

Outstanding at the end of the year	4,522,154	$7.68	4.8	$—

Vested or expected to vest as of December 31	4,284,854	$7.65	4.7	$—

Exercisable as of December 31	2,529,060	$7.23	3.9	$—

The weighted-average grant-date fair value of options granted during the twelve months ended December 31, 2006, 2007 and 2008 was $1.9, $2.1 and $2.7, respectively. The total intrinsic value of option exercised during the years ended December 31, 2006, 2007 and 2008 was $122, $995 and $231, respectively.
The options granted to employees and directors of the Company and its subsidiaries which were outstanding as of December 31, 2008 have been classified into a range of exercise prices as follows:

	Options	Weighted average			Weighted average
Exercise price	outstanding as of	remaining contractual	Weighted average	Options exercisable as of	exercise price of
(range) $	December 31, 2008	life (years)	exercise price $	December 31, 2008	options exercisable $
4.25	296,251	4.3	$4.25	296,251	$4.25
4.26-7.59	2,232,643	4.4	6.59	1,642,815	6.62
7.60-10.40	1,853,335	5.7	9.03	450,069	9.18
10.41-17.64	139,925	0.2	14.33	139,925	14.33

	4,522,154	4.8	$7.68	2,529,060	$7.23

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
2003 Director Stock Option Plan
The Company’s 2003 Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors in April 2003 and by the stockholders in June 2003. Up to 700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, were reserved for issuance under the Director Plan, which became effective on June 18, 2003.
A summary of activities relating to options granted to purchase common stock under the Director Plan is as follows:

	Year ended December 31,
	2006		2007		2008
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	581,000	$7.30	687,000	$7.02	667,500	$7.03
Granted	132,000	5.76	—	—	—	—
Exercised	—	—	(19,500)	6.87	—	—
Forfeited or expired	(26,000)	6.88	—	—	—	—

Outstanding at the end of the year	687,000	$7.02	667,500	$7.03	667,500	$7.03

The Director Plan provides for the grant of nonqualified stock options to non-employee directors. Options must be granted at an exercise price equal to the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. The Director Plan permits the following forms of payment of the exercise price of options: (i) payment by cash or certified or bank check, or (ii) delivery to the Company of an irrevocable undertaking by a broker to deliver sufficient funds or delivery to the Company of irrevocable instructions to a broker to deliver sufficient funds.
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
As a result, options to purchase 132,000 shares of common stock were granted during 2006. In 2007 and 2008, options to purchase 132,000 shares of common stock were granted to non-employee directors from the 2000 Stock Incentive Plan as a result of an insufficient number of authorized shares under the Director Plan for the automatic director grants.
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
As of December 31, 2008, options to purchase 13,000 shares of common stock were available for grant under the Director Plan.
2002 Stock Incentive Plan
The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was adopted by the Board of Directors and sole stockholder in July 2002. Up to 3,300,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan.
A summary of activity of options granted to purchase common stock under the 2002 Plan is as follows:

	Year ended December 31,
	2006		2007		2008
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	2,317,436	$6.30	1,971,377	$6.14	1,558,492	$5.94
Granted	203,000	6.04	—	—	—	—
Exercised	(64,377)	4.64	(285,931)	6.90	(58,706)	6.31
Forfeited or expired	(484,682)	7.05	(126,954)	6.96	(20,133)	6.25

Outstanding at the end of the year	1,971,377	$6.14	1,558,492	$5.94	1,479,653	$5.92

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
As of December 31, 2008, options to purchase 1,312,561 shares of common stock were available for grant under the 2002 Plan.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
2000 Stock Incentive Plan
In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”).
A summary of activity of options granted to purchase common stock under the 2000 Plan is as follows:

	Year ended December 31,
	2006		2007		2008
		Weighted		Weighted		Weighted
	Number of	average exercise	Number of	average exercise	Number of	average exercise
	options	price	options	price	options	price
Outstanding at the beginning of the year	2,121,947	$11.33	1,592,533	$11.12	1,362,678	$9.07
Granted (*)	—	—	939,500	7.78	1,219,500	8.98
Exercised	(22,159)	5.93	(192,612)	9.42	(23,355)	7.86
Forfeited or expired	(507,255)	12.16	(976,743)	11.10	(183,822)	10.12

Outstanding at the end of the year	1,592,533	$11.12	1,362,678	$9.07	2,375,001	$8.95

(*)
Options to purchase 132,000 shares of common stock were granted to non-employee directors during both 2007 and 2008. The exercise price of such grants was $8.50 and $7.97 in 2007 and 2008, respectively.

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
As of December 31, 2008, options to purchase 78,885 shares of common stock were available for grant under the 2000 Plan.
2002 Employee Stock Purchase Plan
The ESPP was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders voted to increase the number of shares of common stock from 1,000,000 to 1,500,000. Accordingly, an aggregate of 1,500,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) have been reserved for issuance and as of December 31, 2008, 217,711 shares were available for future issuance under the ESPP. In 2006, 2007 and 2008, the Company issued 320,537, 205,710 and 168,831 shares of common stock to employees under the ESPP for consideration of $1,374, $897 and $1,082, respectively.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The price per share at which shares of common stock may be purchased under the ESPP during any purchase period is the lesser of:
•	85% of the fair market value of the common stock on the date of the grant of the purchase right, which is the commencement of the offer period; or
•	85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period.
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
The ESPP is administered by the Board of Directors or a committee designated by the Board, which will have the authority to terminate or amend the plan, subject to specified restrictions, and otherwise to administer and resolve all questions relating to the administration of the plan.
In accordance with SFAS 123(R), the ESPP is a compensatory plan and as such results in the recognition of compensation expense. For the years ended December 31, 2006, 2007 and 2008, the Company recognized $332, 353 and $431, respectively, of compensation expense in connection with the ESPP.
e. Dividend policy:
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

	Year ended December 31,
	2006		2007		2008
Revenues based on customer location:
United States	$11,657		$6,937		$5,276
Europe, Middle East (1) (2)	11,670		11,477		22,278
Asia Pacific (3) (4)	9,178		14,797		12,811

	$32,505		$33,211		$40,365

(1) Sweden		*)	$3,755		$8,019
(2) Switzerland		*)		*)	$5,946
(3) Japan		*)	$4,375		$5,144
(4) Taiwan		*)	$6,058			*)

*)	Less than 10%.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	December 31,
	2006	2007	2008
Long-lived assets by geographic region:
United States	$80	$44	$28
Ireland (*)	253	283	36
Israel	1,280	1,261	1,188
Other	93	38	19

	$1,706	$1,626	$1,271

(*)	The Company recorded in its Irish subsidiary a loss of $138 in 2008 related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities.
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s net revenue in each of the periods set forth below:

	Year ended December 31,
	2006		2007	2008
Customer A	16%		*)		*)
Customer B		*)	17%		*)
Customer C		*)	12%		*)
Customer D		*)	11%	20%

*)	Less than 10%.
The identity of the Company’s greater-than-10% customers varies from period-to-period, and the Company does not believe that it is materially dependent on any one specific customer or any specific small number of licensees.
c. Information about Products and Services:
Sales of the Company’s Ceva-X family of products and services generated 21%, 19% and 27% of its total revenues for 2006, 2007 and 2008, respectively. Sales of the Company’s Ceva-TeakLite family of products and services generated 41%, 45% and 38% of its revenues for 2006, 2007 and 2008, respectively. Sales of the Company’s Ceva-Teak family of products and services generated 10%, 16% and 15% of its total revenues for 2006, 2007 and 2008, respectively. The Company expects these products will continue to generate a significant portion of its revenues for 2009. The remaining amount consists of other families of products and services that represented each less than 10% of total revenues.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 11: SELECTED STATEMENTS OF OPERATIONS DATA
Financial income, net:

	Year ended December 31,
	2006	2007	2008

Interest income	$2,822	$3,014	$3,329
Loss (gain) on marketable securities, net (*)	(52)	159	(466)
Foreign exchange gain (loss), net	(150)	38	(134)

	$2,620	$3,211	$2,729

(*)	Including amortization of premium (discount) on marketable securities, net.

Other income, net:
The Company recorded a capital gain of $12,118 in 2008 from the divestment of its equity investment in Glonav to NXP Semiconductors, a capital gain of $4 in 2008 from sale of a property, and a gain of $57, $425 and $27 in 2006, 2007 and 2008, respectively, related to the disposal of another investment (see Note 1). The Company also recorded a loss of $138 in 2008 related to disposal of SATA-related fixed assets associated with the Company’s restructuring of its SATA activities.
NOTE 12: TAXES ON INCOME
a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.
1. Irish Subsidiaries
The Irish operating subsidiary currently qualifies for a 10% tax rate on its trade, which under current legislation will remain in force until December 31, 2010. After this date, a 12.5% tax rate shall apply. Another Irish subsidiary qualifies for an exemption from income tax as its revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997.
2. Israeli Subsidiary
A. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”):
According to the Investment Law, CEVA’s Israeli subsidiary is entitled to various tax benefits by virtue of the “approved enterprise” and/or “benefited enterprise” status granted to a part of its enterprises, as defined by the Investment Law.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans under the “Approved Enterprise” status commenced operations in 1994, 1996, 1998, 1999, 2002, and 2004, respectively. The second plan was tax exempt for four years from the first year it had taxable income and is entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six years. The other plans are tax exempt for two years from the first year they had taxable income and are entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years. The tax benefit under the first, second and third plans have expired.
On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval.
The Amendment simplifies the approval process for the “Approved Enterprise.” As a result of the Amendment, it is no longer necessary for a company to approach the Investment Center in order to receive the tax benefits previously available under the “alternative benefits track.” Rather, a company may claim the tax benefits offered by the Investment Law directly in its tax returns or by notifying the Israeli Tax Authority within 12 months from the end of that year (“the year of election”), provided that its facilities meet the criteria for tax benefits set out by the Amendment. An enterprise that receives tax benefits under the Amendment is called a “Benefited Enterprise,” rather than the previous terminology of Approved Enterprise.
The seventh “Benefited Enterprise” program (commenced in 2007) of CEVA’s Israeli subsidiary is subject to the provisions of the Amendment.
During 2006, CEVA’s Israeli subsidiary received an approval for the erosion of the tax basis in respect to its fifth and sixth plans, and during 2008, CEVA’s Israeli subsidiary’s received an approval for the erosion of the tax basis in respect to its second, third and fourth plans. These approvals resulted in increasing the taxable income attributed to the seventh plan, which is currently in effect, and will be taxed at a lower tax rate than previous plans, and will result in a decrease in the effective tax rate.
The principal benefits by virtue of the Investment Law are:
X. Tax benefits and reduced tax rates:
Since CEVA’s Israeli subsidiary is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rates.
The Company’s Board of Directors has determined that tax-exempt income earned by the Israeli subsidiary’s “Approved Enterprise” and “Benefited Enterprise” programs will not be distributed as dividends, and the Israeli subsidiary intends to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to the Israeli subsidiary’s “Approved Enterprise” and “Benefited Enterprise” programs as the undistributed tax exempt income is essentially permanently reinvested.
In the event CEVA distributes a dividend out of the retained tax exempt profits, such profits will be subject to corporate tax in the year the dividend is distributed, in respect of the gross amount of the dividend distributed and at a rate that would have been applicable had the Company not elected the “alternative benefits track” (10%-25%, depending on the level of foreign investment in the Company). In addition, the dividend recipient is subject to tax at a reduced rate of 15% applicable to dividends from “Approved Enterprises” if the dividend is distributed during the exemption period or within 12 years thereafter. This tax must be withheld by CEVA at the source. However, in the event that the Company qualifies as a Foreign Investors Company, there would be no such limitation.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
As a result of the Amendment, tax-exempt income generated from a “Benefited Enterprise” under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation, and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2007 and 2008, the Company generated income under the provisions of the Investment Law which in the case of distribution or liquidation of the Israeli subsidiary would result in the Israeli subsidiary being taxed at the reduced corporate tax rate of 10% which in turn will generate tax liabilities of $108 and $473, respectively.
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
Y. Accelerated depreciation:
Under the Investment Law, CEVA’s Israeli subsidiary is entitled to claim accelerated rates of depreciation on its property and equipment that are included in the “Approved Enterprise” and “Benefited Enterprise” programs during the first five tax years of the asset’s operation.
Conditions for the entitlement to the benefits:
The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the Investment Law, regulations published thereunder and the criteria set forth in the specific certificate of approvals. In the event of the Company’s failure to comply with these conditions, the benefits may be canceled, the income generated from the “Approved Enterprise” and “Benefited Enterprise” programs could be subject to corporate tax in Israel at the standard corporate tax rate (27% for 2008 and 26% for 2009) and CEVA’s Israeli subsidiary will be required to refund tax benefits already received plus a consumer price index linkage adjustment and interest.
Management believes that as of December 31, 2008, CEVA’s Israeli subsidiary met all of the aforementioned conditions.
B. Israeli corporate tax structure:
In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2004 — 35%, 2005 — 34%, 2006 — 31%, 2007 — 29%, 2008 — 27%, 2009 — 26%, 2010 and thereafter - 25%. Capital gains will be subject to a tax of 25%.
C. Final tax assessments:
CEVA’s Israeli subsidiary has received final tax assessments through 2005.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
b. The provision for income taxes is as follows:

	Year ended December 31,
	2006	2007	2008
Domestic taxes:
Current	$17	$52	$3,104
Deferred	—	—	(138)
Foreign taxes:
Current	(2)	716	817
Deferred	(103)	(321)	18

Taxes on income	$(88)	$447	$3,801

Income (loss) before taxes on income:
Domestic	$(939)	$(2,123)	$(3,321)
Foreign	753	3,861	15,687

	$(186)	$1,738	$12,366

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2006	2007	2008
Income (loss) before taxes on income	$(186)	$1,738	$12,366

Theoretical tax at U.S. statutory rate-35%	(65)	608	4,328
Foreign income taxes at rates other than U.S. rate	(88)	(962)	(4,017)
Subpart F	—	—	4,360
Non-deductible items	707	1,554	809
Valuation allowance	(924)	(548)	(1,187)
Other	282	(205)	(492)

Taxes on income	$(88)	$447	$3,801

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
d. Deferred taxes on income:
Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2007	2008
Operating loss carryforward	$8,534	$7,681
Accrued expenses	540	358
Temporary differences related to R&D expenses	1,088	1,109
Other	122	69
Valuation allowance	(8,968)	(7,781)

Balance at the end of the year (*)	$1,316	$1,436

(*)
Deferred tax for the year ended December 31, 2007 was only from a foreign jurisdiction. Deferred tax for the year ended December 31, 2008 from domestic and foreign jurisdictions was $138 and $1,298, respectively.

The Company and its subsidiaries provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of state losses and certain accrued expenses will not be realized in the foreseeable future. The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.
e. Separation from DSPG:
As part of the incorporation of the Company in November 2002 (see Note 1), DSPG obtained a tax ruling for the tax-exempt split plan pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). According to the ruling provisions, CEVA’s Israeli subsidiary is restricted to a minimum investment in Israel of 50% of its total capital.
f. Tax loss carryforwards:
As of December 31, 2008, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $5,679, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2014. As of December 31, 2008, CEVA and its subsidiaries had foreign operating losses of approximately $70,096, principally in Ireland, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. Full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.
g. FIN 48:
On January 1, 2007, CEVA adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. CEVA did not recognize a change to its unrecognized tax benefits as a result of the implementation of FIN 48. The adoption of FIN 48 had no impact on CEVA’s financial statements. CEVA had no unrecognized tax benefits as of December 31, 2008.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
h. CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2005, and state and local income tax examinations for the years prior to 2004.
NOTE 13: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE
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
In July 2007, the Harcourt landlord initiated legal proceedings against the Company for full payment of rent for the period from July 2006 to September 2007, including interest on arrears. The Company paid an amount equal to approximately $1,500 (of which approximately $800 was included in accrued expenses under restructuring and approximately $700 was included in accrued expenses under other liabilities) representing the full rent payments for the said period and various associated legal fees, as well as payment of late interest charges in the amount of approximately $200. Subsequently, the legal proceedings against the Company were dropped. During the third quarter of 2007, the Company re-initiated exit negotiations with the Harcourt landlord. At December 31, 2007, the Company concluded that it had no assurance whether, and if so when, the exit negotiations would result in a lease termination. Pursuant to a sublet strategy in accordance with SFAS No. 146, as of December 31, 2007, the portion of the restructuring reserve related to the Harcourt lease was $2,231. There was no additional restructuring charge to the statement of operations relating to the Harcourt lease during 2007 (approximately $200 was accrued as expenses under other liabilities).
On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. In 2008, the Company paid approximately $5,900 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. The Company also successfully managed during the first quarter of 2008 to terminate part of its lease obligation in another office in Limerick, Ireland, where the Company had unused space. The Company recorded in 2008 an aggregate of $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company has no under-utilized building operating lease obligations as of December 31, 2008.
In October 2008, the Company’s board of directors approved a reduction in expenses associated with the Company’s SATA activities. In December 2008, the Company’s management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across the Company’s Irish offices. A one-time restructuring expense associated with the down-sizing of the SATA team in the amount of $584 was recorded in 2008 in accordance with SFAS No. 146.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The major components of the restructuring and other charges are as follows:

		Under-utilized
	Severance and	building operating	Legal and
	related costs	lease obligations	professional fees	Total
Balance as of December 31, 2006 (1)	$—	$2,976	$330	$3,306
Effect of exchange rate	—	292	—	292
Reallocation	—	100	(100)	—
Cash outlays	—	(1,224)	—	(1,224)

Balance as of December 31, 2007 (1)	$—	$2,144	$230	$2,374
Charge, net	663	3,586	(128)	4,121
Effect of exchange rate	61	3	5	69
Cash outlays	(103)	(5,733)	(83)	(5,919)

Balance as of December 31, 2008 (2)	$621	$—	$24	$645

(1)	The legal and professional fees were related to the termination of the Harcourt lease.

(2)	The legal and professional fees were related to charges associated with the restructuring of the SATA business.

	Year ended December 31,
	2007	2008

Short-term — Restructuring accruals (see Note 8)	$868	$645
Long-term — Restructuring accruals	$1,506	$—
NOTE 14: RELATED PARTY TRANSACTIONS
a. During the first two quarters of 2008, directors who are not employees of CEVA (other than the Chairman) were entitled to an annual retainer of $30, payable in quarterly installments of $7.5 each. On July 2008, the Company’s Board of Directors determined to increase the total cash compensation of the Company’s directors (other than the Chairman) to $40 annually with the increase to take affect on a pro rata basis for the remaining two quarters of 2008. The Chairman receives an annual retainer of $60, payable in quarterly installments of $15 each. The retainer contemplates attendance at four board meetings per year. Committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock option plans.
b. On July 1, 1996, one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease office space in Dublin, Ireland. The lease term was 25 years from July 1, 1996 and the annual rental payment was approximately 888 Euro ($1,300). Peter McManamon, the Chairman of the Company’s Board of Directors, is a minority stockholder of Veton Properties Limited. On January 18, 2008, the Company made a payment of approximately $5,700 to surrender and terminate the lease, which is recorded as cash outflow in 2008 (for more details see Note 13).

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
c. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2006, 2007 and 2008 were $499, $266 and $263, respectively. The increase in fees paid in 2006 was mainly due to legal services provided by Morrison & Foerster LLP relating to the divestment of the Company’s GPS technology and associated business to Glonav. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2006, 2007 and 2008 were $0, $2 and $0, respectively.
NOTE 15: COMMITMENTS AND CONTINGENCIES
a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
b. As of December 31, 2008, the Company and its subsidiaries had several non-cancelable operating leases, of which one expires in 2025, primarily for facilities, equipment and vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance.
Rent expense for the fiscal years ended December 31, 2006, 2007 and 2008, were $1,716, $1,097 and $937, respectively.
As of December 31, 2008, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental
	commitments for	commitments for other	Other purchase
	leasehold properties	lease obligations	obligations	Total
2009	$1,194	$1,313	$102	$2,609
2010	787	368	—	1,155
2011	6	200	—	206

	$1,987	$1,881	$102	$3,970

c. Royalties:
The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2008, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) aggregating $1,391 for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the U.S. dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required.
Through December 31, 2008, the Company had paid royalties to the OCS in the amount of $954. As of December 31, 2008, the aggregate contingent liability to the OCS amounted to $437.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/s/ Gideon Wertheizer Gideon Wertheizer
Chief Executive Officer
March 13, 2009
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

Signature	Title	Date

/s/ Gideon Wertheizer Gideon Wertheizer	Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Yaniv Arieli Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 13, 2009

/s/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 13, 2009

/s/ ZVI LIMON Zvi Limon	Director	March 13, 2009

/s/ BRUCE MANN Bruce Mann	Director	March 13, 2009

/s/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 13, 2009

/s/ LOUIS SILVER Louis Silver	Director	March 13, 2009

/s/ DAN TOCATLY Dan Tocatly	Director	March 13, 2009

CEVA, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning of			Balance at end
	period	Additions	Deduction (1)	of period
Year ended December 31, 2008
Allowance for doubtful accounts	$868	$—	$125	$743

Year ended December 31, 2007
Allowance for doubtful accounts	$682	$186	$—	$868

Year ended December 31, 2006
Allowance for doubtful accounts	$667	$15	$—	$682

(1)	Actual write-offs of uncollectible accounts receivables.

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(1)	Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
2.2	(2)	Amendment No. 1 to Combination Agreement, dated as of August 29, 2002, among DSP Group, Inc., the Registrant and CEVA Technologies Limited (formerly Parthus Technologies plc)
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(3)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)
3.3	(4)	Third Amended and Restated Bylaws of the Registrant
3.7	(5)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
4.1	(2)	Specimen of Common Stock Certificate
10.1	(6)	Separation Agreement among DSP Group, Inc., DSP Group, Ltd., the Registrant, CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.2	(6)	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.3	(6)	Technology Transfer Agreement between DSP Group, Inc. and the Registrant dated as of November 1, 2002
10.4	(6)	Technology Transfer Agreement between DSP Group, Ltd. and CEVA D.S.P. Ltd. (formerly Corage, Ltd.) dated as of November 1, 2002
10.5	(6)	Technology Transfer Agreement between CEVA Technologies, Inc. (formerly DSP CEVA, Inc.) and the Registrant dated as of November 1, 2002
10.6	(7)†	CEVA, Inc. 2000 Stock Incentive Plan
10.7	(7)†	CEVA, Inc. 2002 Stock Incentive Plan
10.8	(7)†	CEVA, Inc. 2003 Director Stock Option Plan
10.9	(7)†	Parthus 2000 Share Option Plan
10.10	(8)†	CEVA, Inc. 2002 Employee Stock Purchase Plan
10.11	(1)	Form of Indemnification Agreement
10.12	(6)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002
10.13	(6)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002
10.14	(9)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005
10.15	(10)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10.16	(10)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan
10.17	(10)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10.18	(10)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan
10.19	(10)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan
10.20	(11)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan
10.21	(11)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007
10.22	(12)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002
10.23	(13)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

Exhibit
Number		Description

10.24	(14)	Assignment of Leasehold Interest, dated January 18, 2008, by and between CEVA Ireland Limited and Ivor Fitzpatrick
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
24.1	*	Power of Attorney (See signature page of this Annual Report on Form 10-K)
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.

(2)
Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(3)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(4)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 29, 2008, and incorporated hereby by reference.

(5)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(6)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(7)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(10)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.

(11)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.

(12)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.

(13)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.

(14)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2008, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Filed herewith.