Form 10-Q
period 2009-03-31
CEVA  INC
filed 2009-05-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,519,159 shares of common stock, $0.001 par value, as of May 1, 2009.

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

•
Our belief that the handsets market, including the penetration of ultra low cost handsets in rural sites such as China, India and other developing countries, as well as the increasing market share of smartphones and netbooks, presents significant growth opportunities for CEVA;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•	Our belief that Texas Instruments’ announcement of its intent to exit the merchant baseband market is a strong positive driver for our future market share expansion;

•	Our belief that our new mobile multimedia platforms, CEVA-HD-Audio technology and new DSP core, CEVA-XC™, highlight the potential for our licensing model and continued royalty revenue growth;

•
Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.
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
Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Part II — Item 1A — “Risk Factors” of this Form 10-Q.
This report contains market data prepared by third parties, including Gartner, Inc., Informa Telecoms & Media and iSuppli. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$15,483	$13,328
Short term bank deposits	41,473	39,423
Marketable securities (see Note 3)	28,123	31,878
Trade receivables (net of allowance for doubtful accounts of $743 at both March 31, 2009 and December 31, 2008)	4,553	5,390
Deferred tax assets	925	1,085
Prepaid expenses and other accounts receivable	5,019	4,921

Total current assets	95,576	96,025

Severance pay fund	3,238	3,441
Deferred tax assets	552	351
Property and equipment, net	1,217	1,271
Goodwill	36,498	36,498

	41,505	41,561

Total assets	$137,081	$137,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$400	$615
Deferred revenues	730	1,034
Taxes payable	77	44
Accrued expenses and other payables	9,342	10,446

Total current liabilities	10,549	12,139

Long term liabilities:
Accrued severance pay	3,592	3,788

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,490,080 and 19,532,026 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	19	20
Additional paid in-capital	154,520	153,712
Treasury stock	(5,140)	(5,077)
Accumulated other comprehensive loss	(668)	(24)
Accumulated deficit	(25,791)	(26,972)

Total stockholders’ equity	122,940	121,659

Total liabilities and stockholders’ equity	$137,081	$137,586

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2009	2008
Revenues:
Licensing	$4,544	$5,088
Royalties	3,759	3,733
Other revenue	1,210	1,246

Total revenues	9,513	10,067
Cost of revenues	1,210	1,170

Gross profit	8,303	8,897
Operating expenses:
Research and development, net	4,075	5,120
Sales and marketing	1,636	1,773
General and administrative	1,472	1,590
Amortization of intangible assets	—	21
Reorganization	—	3,537

Total operating expenses	7,183	12,041

Operating income (loss)	1,120	(3,144)
Financial income, net	476	808
Other income	—	10,869

Income before taxes on income	1,596	8,533
Taxes on income	228	3,022

Net income	$1,368	$5,511

Basic and diluted net income per share	$0.07	$0.27

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	19,557	20,095

Diluted	19,754	20,724

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total
	Common stock			paid-in	Treasury	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2009	Shares	Amount		capital	stock	loss	deficit	equity
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)	$121,659
Net income	—	—		—	—	—	1,368	1,368
Equity-based compensation	—	—		808	—	—	—	808
Unrealized loss from available-for-sale securities, net	—	—		—	—	(99)	—	(99)
Unrealized loss from hedging activities, net	—	—		—	—	(545)	—	(545)
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—	(823)
Issuance of Treasury Stock upon exercise of employee stock options	17,373	—	(*)	—	132	—	(34)	98
Issuance of Treasury Stock under employee stock purchase plan	81,509	—	(*)	—	627	—	(153)	474

Balance as of March 31, 2009	19,490,080	$19		$154,520	$(5,140)	$(668)	$(25,791)	$122,940

					Accumulated
				Additional	other		Total
	Common stock			paid-in	comprehensive	Accumulated	stockholders’
Three months ended March 31, 2008	Shares	Amount		capital	income (loss)	deficit	equity
Balance as of January 1, 2008	20,033,897	$20		$149,772	$7	$(35,411)	$114,388
Net income	—	—		—	—	5,511	5,511
Equity-based compensation	—	—		578	—	—	578
Unrealized gain from available-for-sale securities, net	—	—		—	10	—	10
Unrealized gain from hedging activities	—	—		—	(56)	—	(56)
Issuance of Common Stock upon exercise of employee stock options	15,065	—	(*)	116	—	—	116
Issuance of Common Stock under employee stock purchase plan	77,978	—	(*)	507	—	—	507

Balance as of March 31, 2008	20,126,940	$20		$150,973	$(39)	$(29,900)	$121,054

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,368	$5,511
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	128	194
Amortization of intangible assets	—	21
Equity-based compensation	808	578
Gain from sale of property and equipment	—	(4)
Loss (gain) on available-for-sale marketable securities	117	(14)
Accrued interest on short term bank deposits	(275)	(86)
Unrealized foreign exchange loss	50	142
Gain on realization of investments	—	(10,865)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	837	(3,502)
Increase in other current assets and prepaid expenses	(259)	(208)
Increase in deferred income taxes	(41)	(409)
Increase (decrease) in trade payables	(190)	359
Decrease in deferred revenues	(304)	(26)
Decrease in accrued expenses and other payables	(1,308)	(1,519)
Increase in taxes payable	33	3,071
Increase in accrued severance pay, net	39	131

Net cash provided by (used in) operating activities	1,003	(6,626)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(126)
Proceeds from sale of property and equipment	—	4
Investment in short term bank deposits	(23,451)	—
Proceeds from short term bank deposits	21,676	—
Investment in available-for-sale marketable securities	(7,602)	(5,422)
Proceeds from available-for-sale marketable securities	11,141	8,197
Proceeds from realization of investments	—	15,098

Net cash provided by investing activities	1,690	17,751

Cash flows from financing activities:
Purchase of Treasury Stock	(823)	—
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	98	116
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	474	507

Net cash provided by (used in) financing activities	(251)	623
Effect of exchange rate movements on cash	(287)	56

Increase in cash and cash equivalents	2,155	11,804
Cash and cash equivalents at the beginning of the period	13,328	40,697

Cash and cash equivalents at the end of the period	$15,483	$52,501

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS
The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including video, audio, Voice over Internet Protocols (VoIP), Bluetooth, Serial Advanced Technology Attachment (SATA) and Serial Attached SCASI (SAS).
CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMax, CDMA and TD-SCDMA), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and solid storage devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2008, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009, have been applied consistently in these unaudited interim condensed consolidated financial statements.
NOTE 3: MARKETABLE SECURITIES
Marketable securities consist of certificates of deposits, corporate bonds and securities, and U.S. government and agency securities. Management determines the classification of investments in obligations with fixed maturities and marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company classified at March 31, 2009 its marketable debt securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Certificates of deposits	$1,838	$13	$—	$1,851
U.S. government and agency securities	3,575	52	—	3,627
Corporate bonds and securities	22,977	44	(376)	22,645

	$28,390	$109	$(376)	$28,123

The amortized cost of available-for-sale debt securities at March 31, 2009, by contractual maturities, is shown below:

	As at March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	loss	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Due in one year or less	$17,492	$52	$(195)	$17,349
Due after one year to two years	10,898	57	(181)	10,774

	$28,390	$109	$(376)	$28,123

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer until maturity or for a period of time sufficient to allow for any anticipated recovery in cost.
Management has the ability and intent to hold the securities which incurred present losses until maturity or for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2009, management believes the losses detailed in the table above are temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operations.
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and effective January 1, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and liabilities. The adoption of SFAS 157 for non-financial assets and liabilities did not have a significant impact on the Company financial condition or results of operations.
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
The table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	March 31, 2009	Level I	Level II	Level III
Marketable securities	$28,123	$28,123	$—	$—
Derivative assets	$25	$—	$25	$—
Derivative liabilities	$425	$—	$425	$—
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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The following is a summary of operations within geographic areas:

	Three months ended
	March 31,
	2009		2008
	(unaudited)		(unaudited)
Revenues based on customer location:
United States	$559		$1,291
Europe and Middle East (1) (2)	5,253		6,149
Asia Pacific (3) (4) (5)	3,701		2,627

	$9,513		$10,067

(1) Sweden	$3,303		$2,910
(2) Israel	*	)	$1,772
(3) Japan	$1,287		*	)
(4) S. Korea	$1,302		*	)
(5) China	*	)	$1,053
*)  Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues during each of the periods set forth below.

	Three months ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Customer A	17%	29%
Customer B	(* )	12%
Customer C	19%	(*	)
Customer D	14%	(*	)
Customer E	10%	(*	)
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

	Three months ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$1,368	$5,511

Denominator:
Denominator for basic net income per share Weighted-average number of shares of Common Stock	19,557	20,095
Effect of employee stock options	197	629

	19,754	20,724

Net income per share Basic and diluted	$0.07	$0.27

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 3,388,138 for the three months ended March 31, 2009, and 641,207 for the corresponding period of 2008.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
During the first quarter of 2009, the Company granted options to purchase 299,000 shares of common stock, at an exercise price of $6.99 per share, and the Company issued 98,882 shares of common stock under its stock option and purchase plans for an aggregate consideration of $572. Options totaling 142,565 shares with a weighted average exercise price of $12.69 were forfeited or expired during the first quarter of 2009, primarily reflecting departures of employees and expiration of options which were granted in 2002. Options to purchase 4,661,216 shares of common stock were outstanding at March 31, 2009. During the comparable period of 2008, the Company granted options to purchase 524,500 shares of common stock, at an exercise price of $8.45 per share, and the Company issued 93,043 shares of common stock under its stock option and purchase plans for an aggregate consideration of $623. Options totaling 22,708 shares with a weighted average exercise price of $8.47 were forfeited or expired during the first quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,075,397 shares of common stock were outstanding at March 31, 2008.
A summary of options granted to purchase the Company’s common stock under the Company’s stock option plans is as follows:

	Three months ended
	March 31, 2009
	(unaudited)
		Weighted	Weighted	Aggregate
		average	average	intrinsic
	Number of	exercise	remaining	value
	options	price	contractual term	($000)
Outstanding at the beginning of the period	4,522,154	$7.68	4.8	$—

Granted	299,000	6.99
Exercised	(17,373)	5.67
Forfeited or expired	(142,565)	12.69

Outstanding at the end of the period	4,661,216	$7.49	4.8	$—

Vested or expected to vest as of March 31, 2009	4,520,206	$7.47	4.8	$—

Exercisable as of March 31, 2009	2,634,380	$6.99	4.0	$771,138

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based payment awards made to employees and directors. The Company used the Black-Scholes option pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter.
The following table shows the total stock-based compensation expense included in the condensed consolidated statement of operations:

	Three months ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cost of revenue	$35	$28
Research and development expenses	262	267
Sales and marketing expenses	162	95
General and administrative expenses	349	188

Total	$808	$578

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
Under SFAS 123(R), the stock-based compensation expense has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated on the date of grant using the Monte-Carlo simulation model for options granted with the following assumptions:

	Three months ended
	March 31
	2009	2008
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	47%-76%	37%-46%
Risk-free interest rate	1%-2%	2%-3%
Expected forfeiture (employees)	10%	15%
Expected forfeiture (management)	5%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.6
Suboptimal exercise multiple (management)	1.3	1.2
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended March 31, 2009 and 2008, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be 95% for the three months ended March 31, 2009, and in a range of 40%-55% for the three months ended March 31, 2008.
As of March 31, 2009 and 2008, there were balances of $2,577 and $2,378, respectively, of unrecognized compensation expense related to unvested awards. The impact of stock-based compensation expense on basic and diluted net income per share was $0.04 and $0.02 for the three months ended March 31, 2009 and 2008, respectively.
NOTE 8: REORGANIZATION
In October 2008, the Company’s board of directors approved a reduction in expenses associated with the Company’s SATA activities. In December 2008, the Company’s management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across the Company’s Irish offices. A one-time restructuring expense associated with the down-sizing of the SATA team in the amount of $584 was recorded in 2008 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal.” In addition, an amount of $61 was accrued in 2008, reflecting currency exchange fluctuation differences for the recorded liability amount.
The major components of the restructuring and other charges are as follows:

	Severance and	Legal and
	related cost	professional fees	Total
Balance as of December 31, 2008	$621	$24	$645
Cash outlays	(621)	(24)	(645)

Balance as of March 31, 2009	$—	$—	$—
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or put option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees denominated in NIS and for its Irish employees denominated in Euro for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities (as amended)” (“SFAS No. 133”), and are all effective as hedges of these expenses.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2009, the aggregate amount of the Hedging Contracts held by the Company was $9,450.
As of March 31, 2009, the fair value of derivative assets was $25 and the fair value of derivative liabilities was $425. The Company recorded the fair value of derivative assets in “Prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “Accrued expenses and other payables,” both in the Company’s condensed consolidated balance sheet. The Company measured the fair value of the derivatives in accordance with SFAS No. 157 (see Note 4).
During the first three months of 2009 and 2008, the Company recorded accumulated other comprehensive loss of $545 and $56, respectively, from its hedging contracts.
The Company recorded in cost of revenues and operating expenses a net loss of $239 and a net gain of $146 during the first three months of 2009 and 2008, respectively, related to its hedging contracts.
NOTE 10: SHARE REPURCHASE PROGRAM
In August 2008, the Company announced that its board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to the Company’s repurchase program. During the fourth quarter of 2008, the Company fully utilized the above shares available for repurchase under the 10b5-1 Plan. In February 2009, the Company’s board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program.
During the first quarter of 2009, the Company repurchased 140,828 shares of common stock at an average purchase price of $5.85 per share, for an aggregate purchase price of $823. As of March 31, 2009, 106,409 shares of common stock remain available for repurchase under the additional 10b5-1 Plan.
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
During the first quarter of 2009, the Company issued 98,882 shares of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 11: RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” It requires the fair value for all financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company is currently assessing the potential impact that adoption of this standard may have on its financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (collectively, the “FSP”). The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulate other comprehensive income. The FSP will be effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the impact of adopting the FSP.
In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The Company is currently assessing the potential impact that adoption of this standard may have on its financial statements.

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
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the leading licensor of DSP cores and platforms. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2008, our licensees shipped over 307 million CEVA-powered chipsets, an increase of 36% over 2007 shipments of 227 million chipsets. In 2009, Gartner Inc. reported our share of the licensable DSP market at 46%.
We believe there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures. Furthermore, given the technological complexity of DSP-based applications, there are increased requirements to supplement the basic DSP core IP with additional technologies in the form of integrated application-specific hardware peripherals and software components.
During the past two years, our business has progressed significantly as a result of the wide deployment of our DSP cores with leading handset suppliers such as LG, Nokia, Panasonic, Samsung, Sony Ericsson, Sharp and ZTE, as well as with a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 58% in 2008 from 2007 and increased 127% when comparing 2008 to 2006. Based on internal data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies represented approximately 13% of the worldwide handsets volume in 2008. Revenues associated with handsets accounted for approximately 51% of both our total annual royalty revenues and total annual revenues for 2008. Notwithstanding these positive developments, we believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Texas Instruments’ announcement of its intent to exit the merchant baseband market, after historically being the largest player in this space, is a strong positive driver for our future market share expansion.
We believe the handsets market, especially smartphones, continues to present significant growth opportunities for CEVA. Based on Informa Telecoms & Media estimations, as of December 2008, there were four billion cellular connections worldwide, which is 60% of the entire global population. Although broader markets will likely see a slowdown in 2009, based also on Informa estimates, smartphones are expected to account for approximately 13.5% of all new handsets in 2009, growing to 38% overall by 2013.
We also believe we can capitalize on the growth of the ultra low cost handsets segment of the market. According iSuppli, the handsets market in China is expected to grow 8% in 2009 with 90 million first time subscribers. In India, the subscriber base continues to grow and reached 376 million at the end of February 2009, a figure that was recently published by India’s telecom regulator. We believe we can benefit from the growth trend in developing countries through our leading customer base such as Broadcom, Infineon, Spreadtrum, ST-Ericsson and VIA Telecom.
Another growing market segment is netbooks. Per iSuppli, netbook shipments grew by more than 200% in 2008, and it expects to see a rise of 68.5% in 2009. According to Gartner, netbooks could account for close to 10% of the PC market by the end of 2009. The netbook market poses a substantial, organic growth opportunity from which we are uniquely positioned to benefit. One of our key customers has already announced cooperation with Intel for its 3G modem chip which is being integrated into Intel’s ATOM-based Moorestown platform. Also, Nvidia is partnering with the same customer to enable 3G connectivity around its newly designed platform, Tegra, which is targeted for Mobile Internet Device (MID).
Beyond the handsets market, we saw production start of chips based on our new mobile multimedia platforms in 2008. These platforms enrich our licensable product offerings and increase our future royalty potential. Also, during the first quarter of 2009, we had a substantial royalty contribution from an OEM of a well known new portable consumer product that started shipments during the previous quarter. This device is the newest generation of an existing product that is the clear leader in its product category and has been sold in high volumes for the past three years. The latest version of this product, which is powered by our DSP technologies and software, includes advanced multimedia capabilities for the first time.

In January 2009, we announced a new product named CEVA-HD-Audio which offers high definition audio solutions for the growing home entertainment products such as Blu-ray DVDs, digital TVs, set-top boxes, IPTVs and home gateways. In 2008, we licensed this technology to a leading Asian semiconductor company that will soon start shipping its product into the Blu-ray market. In February 2009, we announced a high performance DSP architecture designed and optimized for advanced wireless 3.5G/4G communications, the CEVA-XC™. This fully programmable DSP architecture supports multiple air interfaces in software, including the most demanding 4G mobile standards, LTE and WiMAX II, alongside 3G, 3.5G, Wi-Fi, GPS and MobileTV. Supporting multiple air interfaces in a single processor architecture is critical for next-generation handsets and wireless infrastructure equipment, and CEVA-XC™ delivers the performance and scalability to address these precise requirements. We believe these new products further highlight the potential for our licensing model and continued royalty revenue growth.
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
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, Internet video, the migration from audio players to Personal Multimedia Players (PMP), as well as the migration to Blu-ray DVDs, digital TVs, set-top boxes with high definition audio and IPTVs. In addition, our business is affected by market conditions in developing markets, such as China, India and Latin America, where the penetration of handsets in rural sites could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technology, short product life cycles, evolving industry standards, changing customer needs and the trend towards voice, audio and video convergence in the markets that we operate.
Furthermore, the current worldwide economic downturn has resulted in slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The continued economic downturn could cause reduced spending on our products and services. We also operate primarily in the semiconductor industry, which is cyclical, and the recent downturn has resulted in a significant downturn of the semiconductor industry. The result is decreased product demand, excess customer inventories, and accelerated erosion of prices. For example, based on public announcements from handset manufacturers, first quarter 2009 handset shipments were weak. The decrease in handset shipments in the first quarter of 2009, compounded with a seasonally weak second quarter for our business, could result in lower revenues for our second quarter of 2009.
Moreover, due to the economic uncertainties, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor and consumer electronics industries could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
RESULTS OF OPERATIONS
Total Revenues
Total revenues decreased by 6% to $9.5 million for first quarter of 2009 from $10.1 million for the comparable quarter of 2008. The decrease in total revenues reflected principally lower licensing revenues from our product lines. The five largest customers accounted for 66% of total revenues for the first quarter of 2009, as compared to 62% for the comparable quarter of 2008.
Four customers accounted for 19%, 17%, 14% and 10% of total revenues for the first quarter of 2009, as compared to two customers that accounted for 29% and 12% of total revenues for the first quarter of 2008. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

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
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 0% and 12% of total revenues for the first quarter of 2009 and 2008, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues for the first quarter of 2009 were $4.5 million, a decrease of 11% from $5.1 million for the first quarter of 2008. The decrease in licensing revenues resulted mainly from lower revenues from our TeakLite IP DSP core family of products, partially offset by higher revenues from our CEVA-X IP DSP core family of products.
Licensing revenues accounted for 48% of our total revenues for the first quarter 2009, compared to 51% for the first quarter of 2008. During the first quarter of 2009, we signed nine new license agreements. Eight agreements were for CEVA DSP cores and platforms, and one agreement was for our communication technology. Target applications for customer deployment are 3G and 4G handsets and data cards, smartphones, portable multimedia players and storage equipment. Geographically, four of the nine deals signed were in Europe, while three were in the Asia Pacific region and two were in the U.S.
Royalty Revenues
Royalty revenues for the first quarter of 2009 were $3.8 million, a slight increase of 1% from $3.7 million for the first quarter of 2008. Royalty revenues accounted for 39% of our total revenues for the first quarter of 2009, compared to 37% for the first quarter of 2008. The slight increase in royalty revenues reflected increased unit shipments during the quarter and market share expansion by one of our handsets customers as well as new shipments of a portable multimedia device during the quarter, offset by overall lower shipments of products by our customers in the consumer and handsets markets due to the global economic downturn. Our per unit and prepaid royalty customers reported sales of 59 million chipsets incorporating our technology for the first quarter of 2009, compared to 86 million for the comparable period of 2008. The five largest customers paying per unit royalty accounted for 85% of total royalty revenues for the first quarter of 2009, compared to 80% for the comparable period of 2008.
We had 27 customers shipping units incorporating our technology during both the first quarter of 2009 and 2008. As of March 31, 2009, we had 21 per unit royalty customers and 6 prepaid royalty customers, compared to 20 per unit royalty customers and 7 prepaid royalty customers as of March 31, 2008.
Other Revenues
Other revenues were $1.2 million for both the first quarter of 2009 and 2008. The slight decrease in other revenues for the first quarter of 2009, as compared to the corresponding period of 2008, reflected lower support-related revenues, offset by higher sales of development systems. Other revenues accounted for 13% of our total revenues for the first quarter of 2009, compared to 12% for the first quarter of 2008. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	First Quarter				First Quarter
	2009				2008
	(in millions, except percentages)
United States		$0.5		6%		$1.3		13%
Europe and Middle East (1) (2)		$5.3		55%		$6.2		61%
Asia Pacific (3) (4) (5)		$3.7		39%		$2.6		26%

(1) Sweden		$3.3		35%		$2.9		29%
(2) Israel		*	)	* )		$1.8		18%
(3) Japan		$1.3		14%	$	*	)	* )
(4) S. Korea		$1.3		14%	$	*	)	* )
(5) China	$	*	)	* )		$1.1		10%

*)	Less than 10%
Due to the nature of our license agreements and the associated large contract amounts, the geographic split of revenues in absolute dollars generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues was $1.2 million for both the first quarter of 2009 and 2008. Cost of revenues accounted for 13% of total revenues for the first quarter of 2009, compared to 12% for the first quarter of 2008. The slight increase for the first quarter of 2009 principally reflected higher labor-related costs and higher royalty payback expenses paid to the Chief Scientist of Israel, offset by less customization work for our licensees. Royalty payback expenses amounted to 3% to 3.5% of the actual sales of certain of our products, the development of which involved grants previously obtained from the Chief Scientist of Israel. Included in cost of revenues for the first quarter of 2009 was a non-cash equity-based compensation expense of $35,000, compared to $28,000 for the first quarter of 2008.
Gross Margin
Gross margin for the first quarter of 2009 and 2008 was 87% and 88%, respectively. The decrease in gross margin for the first quarter of 2009 principally reflected less licensing revenues.
Operating Expenses
Total operating expenses decreased to $7.2 million for the first quarter of 2009 from $12.0 million for the first quarter of 2008. The decrease in total operating expenses for the first quarter of 2009 principally reflects (i) a restructuring and reorganization expense of $3.5 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first quarter of 2008, (ii) lower salary and related costs mainly as a result of the restructuring of the SATA activities, (iii) lower professional services costs and (iv) lower project-related expenses, partially offset by higher non-cash equity-based compensation expenses.
Research and Development Expenses, Net
Our research and development expenses decreased to $4.1 million for the first quarter of 2009 from $5.1 million for the first quarter of 2008. The decrease for the first quarter of 2009 principally reflected lower salary and related costs mainly as a result of the termination in employment of a number of SATA-related technology engineers, as well as lower project-related expenses. Included in research and development expenses for the first quarter of 2009 was a non-cash equity-based compensation expense of $262,000, compared to $267,000 for the first quarter of 2008. Research and development expenses as a percentage of total revenues were 43% and 51% for the first quarter of 2009 and 2008, respectively.
The number of research and development personnel was 116 at March 31, 2009, compared to 130 at March 31, 2008.
Sales and Marketing Expenses
Our sales and marketing expenses decreased to $1.6 million for the first quarter of 2009 from $1.8 million for the first quarter of 2008. The decrease for the first quarter of 2009 primarily reflects lower commission cost and lower costs associated with marketing activities, offset by higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the first quarter of 2009 was a non-cash equity-based compensation expense of $162,000, compared to $95,000 for the first quarter of 2008. Sales and marketing expenses as a percentage of total revenues were 17% and 18% for the first quarter of 2009 and 2008, respectively.

The total number of sales and marketing personnel was 20 at March 31, 2009, compared to 18 at March 31, 2008.
General and Administrative Expenses
Our general and administrative expenses decreased to $1.5 million for the first quarter of 2009 from $1.6 million for the first quarter of 2008. The decrease for the first quarter of 2009 primarily reflects lower professional services costs, offset by higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2009 was a non-cash equity-based compensation expense of $349,000, compared to $188,000 for the first quarter of 2008. General and administrative expenses as a percentage of total revenues were 15% and 16% for the first quarter of 2009 and 2008, respectively.
The number of general and administrative personnel was 23 at March 31, 2009, compared to 24 at March 31, 2008.
Amortization of Other Intangibles
Our amortization charges were $0 and $21,000 for the first quarter of 2009 and 2008, respectively. Other intangible assets were fully amortized in 2008.
Reorganization
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid approximately $5.8 million in the first quarter of 2008 for the termination of the lease and related termination costs, consisting primarily of legal and professional services. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. In total, we recorded in the first quarter of 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations.
Financial Income, Net (in millions)

	First Quarter	First Quarter
	2009	2008
Financial income, net	$0.48	$0.81
of which:
Interest income and gains and losses from marketable securities, net	$0.53	$0.95
Foreign exchange loss	$(0.05)	$(0.14)
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The decrease in financial income, net, during the first quarter of 2009 principally reflects: (i) lower interest rates and (ii) realized losses from marketable securities in the first quarter of 2009 as compared to realized gains in the first quarter of 2008.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $54,000 and $140,000 for the first quarter of 2009 and 2008, respectively.
Other Income (in millions)

	First Quarter	First Quarter
	2009	2008
Gain on realization of investments	$—	$10.87
We recorded a capital gain of $10.87 million for the first quarter of 2008 from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors.

Provision for Income Taxes
The provision for income taxes during the first quarter of 2009 principally reflects income earned in certain foreign jurisdictions. The provision for income taxes during the first quarter of 2008 reflects income earned in certain foreign jurisdictions, tax expenses of $3.1 million related to capital gains from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors and an income tax benefit of $0.3 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10% tax rate for its trade, which under current Irish legislation will remain in force until December 31, 2010. After this date, a tax rate of 12.5% shall apply.
The Israeli operating subsidiary’s production facilities were granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second and third plans have expired and are subject to corporate tax of 26% in 2009 and 27% in 2008. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second and third plans, and as a result no taxable income was attributed to these plans.
On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect remains subject to the provisions of the Investment Law as they were in effect on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) is subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Investment Law and Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 26% for 2009 and 27% for 2008. We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in deferred tax assets of $1.2 million at March 31, 2009 and $1.1 million at December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009, we had approximately $15.5 million in cash and cash equivalents and $69.6 million in deposits and marketable securities, totaling $85.1 million, compared to $84.6 million at December 31, 2008. During the first quarter of 2009, we invested $31.1 million of cash in certificates of deposits, corporate bonds and securities, and U.S. government and agency securities with maturities up to 24 months. In addition, during the same period, certificates of deposits, corporate bonds and securities, and U.S. government and agency securities were sold or redeemed for cash amounting to $32.8 million. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily include: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.
Non-tradable deposits are short-term bank deposits with maturities of more than three months but less than one year. The non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash provided by operating activities for the first quarter of 2009 was $1.0 million, compared to $6.6 million of net cash used in operating activities for the comparable period of 2008. Included in the net cash provided by operating activities for the first quarter of 2009 is $0.6 million expended in connection with the restructuring of our SATA activities. Included in the operating cash outflow for the first quarter of 2008 was $5.8 million expended in connection with the termination of the Harcourt lease.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.
Net cash provided by investing activities for the first quarter of 2009 and 2008 was $1.7 and $17.8 million, respectively. We had a cash outflow of $7.6 million and a cash inflow of $11.1 million in respect of investments in marketable securities for the first quarter of 2009, as compared to cash outflow of $5.4 million and a cash inflow of $8.2 million in respect of investments in marketable securities for the first quarter of 2008. Included in the cash outflow for the first quarter of 2009 was a net investment of $1.8 million in short term bank deposits. During the first quarter of 2008, we had a cash inflow of $15.1 million from the divestment of our equity investment in GloNav to NXP Semiconductors.
Net cash used in financing activities during the first quarter of 2009 was $0.3 million, compared to $0.6 million of net cash provided by financing activities for the comparable period of 2008.
In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to the repurchase program. During the fourth quarter of 2008, we fully utilized the shares available for repurchase under the 10b5-1 Plan. In February 2009, our board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program. In the first quarter of 2009, we repurchased 140,828 shares of our common stock at an average purchase price of $5.85 per share, for an aggregate purchase price of $0.8 million. As of March 31, 2009, 106,409 shares of our common stock remain available for repurchase under the additional 10b5-1 Plan.
During both the first quarter of 2009 and 2008, we received $0.6 million from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.
In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.” for more detailed information.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the Israeli NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $54,000 and $140,000 for the first quarter of 2009 and 2008, respectively.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli and Irish employees denominated in Israeli NIS and Euro for a period of one to twelve months with forward and put option contracts. During the first three months of 2009 and 2008, we recorded accumulated other comprehensive loss of $545,000 and $56,000, respectively, from our forward and put option contracts in respect to anticipated payroll for our Israeli and Irish employees. As of March 31, 2009, the amount of other comprehensive loss from our forward and put option contracts was $400,000, which will be recorded in the consolidated statements of operations in the following 12 months. We recognized a net loss of $239,000 and a net gain of $146,000 during the first quarter of 2009 and 2008, respectively, related to forward and put option contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

We invest our cash and cash equivalents in highly liquid investments with original maturities of generally 12 months or less at the time of purchase and maintain them with reputable major financial institutions. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in U.S. dollars. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.
We hold an investment portfolio consisting principally of corporate bonds and securities, and U.S. government and agency securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. However, we can provide no assurances that we will recover present declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $530,000 and $948,000 for the first quarter of 2009 and 2008, respectively. The decrease in financial income, net, during the first quarter of 2009 principally reflects: (i) lower interest rates and (ii) realized losses from marketable securities in the first quarter of 2009 as compared to realized gains in the first quarter of 2008.
We are exposed primarily to fluctuations in the level of U.S. and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli and Irish governments are reduced or withheld;” (4) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” and (6) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”

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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and NIS versus the U.S. dollar;

•	increased operating expenses and gross margin fluctuations associated with the introduction of new or enhanced technologies;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments;

•	any increase in our operating expenses, which could lead to a decrease in our operating income for any given quarter; and

•	general economic conditions, including the current global economic slowdown, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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
In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the current global economic downturn and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for the first quarter of 2009 may not continue in future quarters. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period. Four customers accounted for 19%, 17%, 14% and 10% of our total revenues for the first three months of 2009. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
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
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. Dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. For example, the devaluation of the U.S. dollar against the Euro and NIS during the past year had a margin impact on increasing our operating expenses for the year 2008 which was offset by other cost saving measures. During the second quarter of 2007, we instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We expect to record an aggregate loss of $400,000 in the upcoming 12 months as a result of our last hedging transactions. We review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $54,000 and $140,000 for the first quarter of 2009 and 2008, respectively. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 94% of our total revenues for the first three months of 2009 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 26% in 2009 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our current investment programs are scheduled to gradually expire. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2009.

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
Month #1 (January 1, 2009 to January 31, 2009)	—	—	—	247,237
Month #2 (February 1, 2009 to February 28, 2009)	47,173	$6.44	47,173	200,064
Month #3 (March 1, 2009 to March 31, 2009)	93,655	$5.54	93,655	106,409
TOTAL	140,828	$5.85	140,828	106,409	(2)

(1)
In August 2008, our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, our board approved the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase pursuant to our repurchase program. During the fourth quarter of 2008, we have fully utilized the shares available for repurchase under the 10b5-1 Plan. In February 2009, our board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program. Our repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorization as of March 31, 2009.
Item 6. EXHIBITS

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
10.25	2009 Incentive Plan, adopted March 5, 2009, for Issachar Ohana (incorporated herein by reference to the description of the plan set forth in CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2009)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: May 8, 2009	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: May 8, 2009	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer