Form 10-Q
period 2009-06-30
CEVA  INC
filed 2009-08-07
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,594,516 shares of common stock, $0.001 par value, as of August 3, 2009.

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

•
Our belief that within the handsets market, smartphones and ultra low cost (ULC) phones, especially those targeted at emerging markets, in particular, continues to present significant growth opportunities for CEVA;

•
References in this report to data prepared by third parties, including Gartner, Inc., Informa Telecoms & Media, Juniper Research and iSuppli, about future market trends and our ability to capitalize on such trends;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•	Our belief that our new multimedia platform, CEVA-HD-Audio and new DSP core, CEVA-XC™, highlight the potential for our licensing model and continued royalty revenue growth;

•
Our anticipation that our operating expenses will increase during the third quarter of 2009 as compared to the prior two quarters of 2009, mainly due to increased investments in research and development;

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
This report contains market data prepared by third parties, including Gartner, Inc., Informa Telecoms & Media, Juniper Research and iSuppli. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$8,215	$13,328
Short term bank deposits	44,628	39,423
Marketable securities (see Note 3)	34,900	31,878
Trade receivables (net of allowance for doubtful accounts of $743 at both June 30, 2009 and December 31, 2008)	5,544	5,390
Deferred tax assets	945	1,085
Prepaid expenses and other accounts receivable	5,127	4,921

Total current assets	99,359	96,025

Severance pay fund	3,690	3,441
Deferred tax assets	475	351
Property and equipment, net	1,187	1,271
Goodwill	36,498	36,498

	41,850	41,561

Total assets	$141,209	$137,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$614	$615
Deferred revenues	734	1,034
Taxes payable	389	44
Accrued expenses and other payables	8,186	10,446

Total current liabilities	9,923	12,139

Long term liabilities:
Accrued severance pay	4,031	3,788

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,522,759 and 19,532,026 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20	20
Additional paid in-capital	155,238	153,712
Treasury stock	(4,902)	(5,077)
Accumulated other comprehensive income (loss)	397	(24)
Accumulated deficit	(23,498)	(26,972)

Total stockholders’ equity	127,255	121,659

Total liabilities and stockholders’ equity	$141,209	$137,586

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except share and per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Licensing	$8,817	$11,114	$4,273	$6,026
Royalties	7,709	6,771	3,950	3,038
Other revenue	2,097	2,265	887	1,019

Total revenues	18,623	20,150	9,110	10,083
Cost of revenues	2,362	2,438	1,152	1,268

Gross profit	16,261	17,712	7,958	8,815
Operating expenses:
Research and development, net	8,071	10,355	3,996	5,235
Sales and marketing	3,286	3,579	1,650	1,806
General and administrative	3,030	3,286	1,558	1,696
Amortization of intangible assets	—	41	—	20
Reorganization	—	3,537	—	—

Total operating expenses	14,387	20,798	7,204	8,757

Operating income (loss)	1,874	(3,086)	754	58
Financial income, net	950	1,330	474	522
Other income (see Note 11)	1,901	10,893	1,901	24

Income before income taxes	4,725	9,137	3,129	604
Income taxes expenses (benefits)	1,042	2,935	814	(87)

Net income	$3,683	$6,202	$2,315	$691

Basic net income per share	$0.19	$0.31	$0.12	$0.03

Diluted net income per share	$0.19	$0.30	$0.12	$0.03

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	19,536	20,118	19,515	20,140

Diluted	19,884	20,764	20,014	20,804

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total	Total
	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
Six months ended June 30, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity

Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659
Net income	—	—		—	—	—	3,683	$3,683	3,683
Unrealized gain from available-for-sale securities, net	—	—		—	—	419	—	419	419
Unrealized gain from hedging activities, net	—	—		—	—	2	—	2	2

Total comprehensive income								$4,104

Equity-based compensation	—	—		1,525	—	—	—		1,525
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options	50,052	1		1	370	—	(56)		316
Issuance of Treasury Stock under employee stock purchase plan	81,509	—	(*)	—	627	—	(153)		474

Balance as of June 30, 2009	19,522,759	$20		$155,238	$(4,902)	$397	$(23,498)		$127,255

					Accumulated
				Additional	other		Total	Total
	Common stock			paid-in	comprehensive	Accumulated	comprehensive	stockholders’
Six months ended June 30, 2008	Shares	Amount		capital	income (loss)	deficit	income	equity
Balance as of January 1, 2008	20,033,897	$20		$149,772	$7	$(35,411)		$114,388
Net income	—	—		—	—	6,202	$6,202	6,202
Unrealized loss from available-for-sale securities, net	—	—		—	(82)	—	(82)	(82)
Unrealized loss from hedging activities, net	—	—		—	(54)	—	(54)	(54)

Total comprehensive income							$6,066

Equity-based compensation	—	—		1,297	—	—		1,297
Issuance of Common Stock upon exercise of employee stock options	38,565	—	(*)	270	—	—		270
Issuance of Common Stock under employee stock purchase plan	77,978	—	(*)	507	—	—		507

Balance as of June 30, 2008	20,150,440	$20		$151,846	$(129)	$(29,209)		$122,528

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$3,683	$6,202
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	248	356
Amortization of intangible assets	—	41
Equity-based compensation	1,525	1,297
Gain from sale of property and equipment	—	(4)
Loss on available-for-sale marketable securities	244	114
Accrued interest on short term bank deposits	(545)	(124)
Unrealized foreign exchange loss	103	204
Gain on realization of investments	(1,901)	(10,889)
Changes in operating assets and liabilities:
Increase in trade receivables	(154)	(3,382)
Increase in other current assets and prepaid expenses	(215)	(230)
Decrease (increase) in deferred income taxes	16	(827)
Increase (decrease) in trade payables	(7)	201
Increase (decrease) in deferred revenues	(300)	1,383
Decrease in accrued expenses and other payables	(2,201)	(1,420)
Increase in taxes payable	345	1,495
Increase in accrued severance pay, net	2	139

Net cash provided by (used in) operating activities	843	(5,444)

Cash flows from investing activities:
Purchase of property and equipment	(164)	(360)
Proceeds from sale of property and equipment	—	4
Investment in short term bank deposits	(35,527)	(5,256)
Proceeds from short term bank deposits	30,867	5,070
Investment in available-for-sale marketable securities	(19,201)	(18,642)
Proceeds from available-for-sale marketable securities	16,354	11,052
Proceeds from realization of investments	1,901	15,122

Net cash provided by (used in) investing activities	(5,770)	6,990

Cash flows from financing activities:
Purchase of Treasury Stock	(823)	—
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	316	270
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	474	507

Net cash provided by (used in) financing activities	(33)	777
Effect of exchange rate movements on cash	(153)	73

Increase (decrease) in cash and cash equivalents	(5,113)	2,396
Cash and cash equivalents at the beginning of the period	13,328	40,697

Cash and cash equivalents at the end of the period	$8,215	$43,093

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS
The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including video, audio, Voice over IP, Bluetooth, Serial ATA and Serial Attached SCSI (SAS).
CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g. GSM/GPRS/EDGE/WCDMA/WiMax/LTE, CDMA and TD-SCDMA), mobile broadband (notebooks, netbooks, Mobile Internet Devices (MID)), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and solid state drives (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the Company classified at June 30, 2009 its marketable debt securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Certificates of deposits	$1,645	$12	$—	$1,657
U.S. government and agency securities	3,596	46	—	3,642
Corporate bonds and securities	29,409	258	(66)	29,601

	$34,650	$316	$(66)	$34,900

The amortized cost of available-for-sale debt securities at June 30, 2009, by contractual maturities, is shown below:

	As at June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	loss	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Due in one year or less	$19,900	$187	$(17)	$20,070
Due after one year to two years	14,750	129	(49)	14,830

	$34,650	$316	$(66)	$34,900

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
Management has the ability and intent to hold the securities which incurred present losses until maturity or for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes the losses detailed in the table above are temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operations.
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

Description	June 30, 2009	Level I	Level II	Level III
Marketable securities	$34,900	$34,900	$—	$—
Derivative assets	$147	$—	$147	$—
In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2009 due to the short-term maturity of such instruments.
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).
The following is a summary of operations within geographic areas:

	Six months ended				Three months ended
	June 30,				June 30,
	2009		2008		2009		2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$3,056		$2,063		$2,497		$772
Europe and Middle East (1) (2)	8,772		9,727		3,519		3,578
Asia Pacific (3) (4) (5)	6,795		8,360		3,094		5,733

	$18,623		$20,150		$9,110		$10,083

(1) Sweden	$4,444		$4,789		$1,141		$1,879
(2) Israel	*	)	$2,228		*	)	*	)
(3) Japan	$2,696		$3,677		$1,409		$3,118
(4) S. Korea	$2,037		*	)	*	)	*	)
(5) China	*	)	$2,377		*	)	$1,324

*)	Less than 10%.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues during each of the periods set forth below.

	Six months ended				Three months ended
	June 30,				June 30,
	2009		2008		2009		2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	16%		—		14%		—
Customer B	(*	)	24%		(*	)	18%
Customer C	(*	)	12%		(*	)	23%
Customer D	(*	)	(*	)	18%		(*	)
Customer E	11%		(*	)	(*	)	(*	)

(*)	Less than 10%.
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

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$3,683	$6,202	$2,315	$691

Denominator:
Denominator for basic net income per share
Weighted-average number of shares of common stock	19,536	20,118	19,515	20,140
Effect of employee stock options	348	646	499	664

	19,884	20,764	20,014	20,804

Net income per share
Basic	$0.19	$0.31	$0.12	$0.03

Diluted	$0.19	$0.30	$0.12	$0.03

The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 2,078,256 and 2,733,197 for the three and six months ended June 30, 2009, respectively, and 842,270 and 741,738 for the corresponding periods of 2008.
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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
During the second quarter of 2009, the Company granted options to purchase 241,500 shares of common stock, at an exercise prices ranging from $8.03 to $8.68 per share, and the Company issued 32,679 shares of common stock under its stock option plans for an aggregate consideration of $218. Options totaling 51,977 shares with a weighted average exercise price of $11.98 were forfeited or expired during the second quarter of 2009, primarily reflecting departures of employees and expiration of options which were granted in 2002. Options to purchase 4,818,060 shares of common stock were outstanding at June 30, 2009. During the comparable period of 2008, the Company granted options to purchase 666,000 shares of common stock, at an exercise price ranging from $7.97 to $9.80 per share, and the Company issued 23,500 shares of common stock under its stock option plans for an aggregate consideration of $154. Options totaling 95,830 shares with a weighted average exercise price of $11.29 were forfeited or expired during the second quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,622,067 shares of common stock were outstanding at June 30, 2008.
The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of revenue	$69	$55	$34	$27
Research and development expenses	492	532	230	265
Sales and marketing expenses	304	237	142	142
General and administrative expenses	660	473	311	285

Total	$1,525	$1,297	$717	$719

The assumptions used in the model for options granted during the three months ended June 30, 2009 and 2008 were as follows:

	Three months ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	49%-78%	37%-51%
Risk-free interest rate	0.5%-3%	2%-4%
Expected forfeiture (employees)	10%	15%
Expected forfeiture (management)	5%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.6
Suboptimal exercise multiple (management)	1.3	1.2
The Company did not grant new purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2009 and 2008.
As of June 30, 2009 and 2008, there were balances of $2,846 and $3,670, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic and diluted net income per share was $0.04 and $0.08 for the three and six months ended June 30, 2009, respectively, and $0.04 and $0.06 for the corresponding periods of 2008.
NOTE 8: REORGANIZATION
In October 2008, the Company’s board of directors approved a reduction in expenses associated with the Company’s SATA activities. In December 2008, the Company’s management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across the Company’s Irish offices. A one-time restructuring expense associated with the downsizing of the SATA team in the amount of $584 was recorded in 2008 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal.” In addition, an amount of $61 was accrued in 2008, reflecting currency exchange fluctuation differences for the recorded liability amount.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The major components of the restructuring and other charges are as follows:

	Severance and	Legal and
	related cost	professional fees	Total
Balance as of December 31, 2008	$621	$24	$645
Cash outlays	(621)	(24)	(645)

Balance as of June 30, 2009	$—	$—	$—

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
In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2009, the aggregate amount of the Hedging Contracts held by the Company was $5,990.
As of June 30, 2009, the fair value of derivative assets was $147. The Company recorded the fair value of derivative assets in “Prepaid expenses and other accounts receivable” in the Company’s condensed consolidated balance sheet. The Company measured the fair value of the derivatives in accordance with SFAS No. 157 (see Note 4).
During the second quarter and first half of 2009, the Company recorded accumulated other comprehensive income of $547 and $2, respectively, from its Hedging Contracts, compared to accumulated other comprehensive income of $2 and accumulated other comprehensive loss of $54 for the comparable periods of 2008.
The Company recorded in cost of revenues and operating expenses a net loss of $123 and $362 during the second quarter and first half of 2009, respectively, and a net gain of $70 and $216 for the comparable periods of 2008, related to its Hedging Contracts.
NOTE 10: SHARE REPURCHASE PROGRAM
In August 2008, the Company announced that its board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, the Company’s board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program.
During the first quarter of 2009, the Company repurchased 140,828 shares of common stock pursuant to the additional 10b5-1 Plan and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, at an average purchase price of $5.85 per share, for an aggregate purchase price of $823. The Company did not repurchase any common stock during the second quarter of 2009. As of June 30, 2009, 106,409 shares of common stock remain available for repurchase under its share repurchase program.

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
During the second quarter and first half of 2009, the Company issued 32,679 and 131,561 shares of common stock, respectively, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 11: OTHER INCOME
The Company recorded a capital gain of $1,901 during both the second quarter and first half of 2009, and $0 and $10,865 million for the comparable periods of 2008 from the divestment of its equity investment in GloNav Inc. to NXP Semiconductors. The Company recorded a gain of $24 for both the second quarter and first half of 2008 related to the disposal of another investment.
NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”) This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” It requires the fair value for all financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ended after June 15, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (collectively, the “FSP”). The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulate other comprehensive income. The FSP is effective for the Company for the quarter ended June 30, 2009. The adoption of the FSP by the Company did not have any impact on its condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ended after June 15, 2009. The adoption of this standard by the Company did not have any impact on its condensed consolidated financial statements.

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
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the leading licensor of DSP cores and platforms to the semiconductor industry. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2008, our licensees shipped over 307 million CEVA-powered chipsets, an increase of 36% over 2007 shipments of 227 million chipsets. We believe there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers due to the shortening of the design cycle and increased cost associated with ownership and maintenance of such architectures. Furthermore, given the technological complexity of DSP-based applications, there are increased requirements to supplement the basic DSP core IP with additional technologies in the form of integrated application-specific hardware peripherals and software components.
During the past two years, our business has progressed significantly as a result of the wide deployment of our DSP cores with leading handset suppliers such as LG Electronics, Nokia, Panasonic, Samsung, Sharp, Sony Ericsson, and ZTE, as well as with a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 58% in 2008 from 2007 and increased 127% when comparing 2008 to 2006. Based on internal data, we believe our worldwide market share of baseband chips for handsets that incorporate our technologies is approximately 18% of the worldwide handsets volume for the first quarter of 2009, up from 12% for the fourth quarter of 2008. Our total revenues derived from the handsets market represented 51% of our total annual 2008 revenues and 59% and 52% of our total revenues for the second quarter and first half of 2009, respectively. Notwithstanding these positive developments, we believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress.
Within the handsets market, we believe smartphones and ultra low cost (ULC) phones, especially those targeted at emerging markets, in particular, continues to present significant growth opportunities for CEVA. Based on Informa Telecoms & Media estimations, smartphones are expected to account for approximately 13.5% of all new handsets in 2009, growing to 38% overall by 2013. Juniper Research forecasts that between 2009 and 2014, annual sales of ULC phones will rise by 22% to over 700 million and approximately 80% of new mobile users will come from emerging markets over the next six years. We believe we can benefit from these trends through our leading customer base including Broadcom, Infineon, Spreadtrum, ST-Ericsson and VIA Telecom.
Another growing market segment is netbooks. Per iSuppli, netbook shipments will grow by 69% in 2009. According to Gartner, netbooks could account for close to 10% of the PC market by the end of 2009. The netbook market poses a substantial, organic growth opportunity from which we are uniquely positioned to benefit. One of our key customers has already announced cooperation with Intel for its 3G modem chip which is being integrated into Intel’s ATOM-based Moorestown and Pine Trail-M platforms. Also, Nvidia is partnering with the same customer to offer 3G connectivity around its newly designed platform, Tegra, which is targeted for Mobile Internet Device (MID).
Beyond the handsets market, production began during the latter half of 2008 of chips based on our new mobile multimedia platforms. These multimedia platforms enrich our licensable product offerings and increase our future royalty potential. Also, during the fourth quarter of 2008, a well-known new portable consumer product started shipping a new product powered by our technology. This device is the newest generation of an existing product that is the clear leader in its product category and has been sold in high volumes for the past three years. The latest version of this product includes advanced CEVA-powered multimedia capabilities for the first time.
In January 2009, we announced a new product named CEVA-HD-Audio which offers high definition audio solutions for the growing home entertainment products such as Blu-ray DVDs, digital TVs, set-top boxes, IPTVs and home gateways. In 2008, we licensed this technology to a leading Asian semiconductor company that anticipates shipping its product into the Blu-ray market. In February 2009, we announced a high performance DSP architecture designed and optimized for advanced wireless 3.5G/4G communications, the CEVA-XC™. This fully programmable DSP architecture supports multiple air interfaces in software, including the most demanding 4G mobile standards, LTE and WiMAX II, alongside 3G, 3.5G, Wi-Fi, GPS and MobileTV. Supporting multiple air interfaces in a single processor architecture is critical for next-generation handsets and wireless infrastructure equipment, and CEVA-XC™ delivers the performance and scalability to address these precise requirements. We believe these new products further highlight the potential for our licensing model and continued royalty revenue growth.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We currently anticipate that our operating expenses will increase during the third quarter of 2009 in comparison to the prior two quarters of 2009, mainly due to increased investments in research and development. Yet we must continue to monitor and control our operating costs and maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Moreover, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, Internet video, the migration from audio players to Personal Multimedia Players (PMP), as well as the migration to Blu-ray DVDs, digital TVs, set-top boxes with high definition audio and IPTVs. In addition, our business is affected by market conditions in emerging markets, such as China, India and Latin America, where the penetration of handsets, especially ULC phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technology, short product life cycles, evolving industry standards, changing customer needs and the trend towards voice, audio and video convergence in the markets that we operate.
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
RESULTS OF OPERATIONS
Total Revenues
Total revenues decreased 10% and 8% for the second quarter and first half of 2009, respectively, compared to the corresponding periods in 2008. The decrease in total revenues reflected principally lower licensing revenues from our product lines, partially offset by an increase in our royalty revenues. Five largest customers accounted for 54% and 52% of total revenues for the second quarter and first half of 2009, respectively, as compared to 61% and 55% for the comparable periods in 2008. Two customers accounted for 14% and 18% of total revenues for the second quarter of 2009, as compared to two different customers that accounted for 23% and 18% of total revenues for the second quarter of 2008. Two customers accounted for 16% and 11% of total revenues for the first half of 2009, as compared to two different customers that accounted for 24% and 12% of total revenues for the first half of 2008. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 59% and 52% of our total revenues for the second quarter and first half of 2009, respectively.
We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our technology to customer specifications are recognized in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production- Type Contracts.” We account for all of our other IP license revenues and related services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended.

We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 11% and 0% of total revenues for the second quarter of 2009 and 2008, respectively, and 5% and 6% of total revenues for the first half of 2009 and 2008, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues were $4.3 and $8.8 million for the second quarter and first half of 2009, respectively, a decrease of 29% and 21% from the second quarter and first half of 2008. The decrease in licensing revenues for the second quarter of 2009 as compared to the corresponding period of 2008 resulted mainly from lower revenues from our CEVA-Teak IP DSP core product, partially offset by higher revenues from our TeakLite IP DSP core family of products. The decrease in licensing revenues for the first half of 2009 as compared to the corresponding period of 2008 resulted mainly from lower revenues from our CEVA-Teak and TeakLite IP DSP core families of products, partially offset by higher revenues from our CEVA-X IP DSP core family of products.
Licensing revenues accounted for 47% of our total revenues for both the second quarter and first half of 2009, compared to 60% and 55% for the second quarter and first half of 2008, respectively. During the second quarter of 2009, we signed ten license agreements. Of the ten license agreements, one was with an existing customer relating to “catch up” royalties on past shipments. Eight agreements were for CEVA DSP cores and platforms, and two agreements were for our CEVA SATA and PLL technologies. Target applications for customer deployment are 4G handsets, 3G & 4G femtocells, passive optical networks and media phones. Geographically, four of the ten deals signed were in Europe, four were in the Asia Pacific region and two were in the U.S.
Royalty Revenues
Royalty revenues were $4.0 and $7.7 million for the second quarter and first half of 2009, respectively, an increase of 30% and 14% from the second quarter and first half of 2008. Royalty revenues accounted for 43% and 42% of our total revenues for the second quarter and first half of 2009, respectively, compared to 30% and 34% for the comparable periods of 2008. Royalty revenues for the second quarter and first half of 2009 include $0.9 million of royalties resulting from “catch up” royalties on past shipments from an existing customer that is referenced above. Excluding the “catch up” royalties, we reported a slight increase in royalty revenues for the second quarter and first half of 2009. The increase reflects our market share expansion in the handsets space, as well as new shipments of a portable multimedia device, offset by overall lower shipments of products by our customers in the consumer market due to the global economic downturn. Our per unit and prepaid royalty customers reported sales of 65 and 124 million chipsets incorporating our technology for the second quarter and first half of 2009, respectively, compared to 70 and 156 million for the comparable periods of 2008. The five largest customers paying per unit royalty accounted for 83% and 69% of total royalty revenues for the second quarter and first half of 2009, respectively, compared to 83% and 81% for the comparable periods of 2008.
As of June 30, 2009, 21 licensees were shipping products incorporating our technologies pursuant to 28 licensing arrangements. Of the 28 licensing arrangements, 24 are under per unit royalty arrangements and 4 are under prepayment arrangements. As of June 30, 2008, 23 licensees were shipping products incorporating our technologies pursuant to 31 licensing arrangements. Of the 31 licensing arrangements, 23 were under per unit royalty arrangements and 8 were under prepayment arrangements.
Other Revenues
Other revenues were $0.9 and $2.1 million for the second quarter and first half of 2009, respectively, a decrease of 13% and 7% from the second quarter and first half of 2008, respectively. The decrease in other revenues for the second quarter of 2009, as compared to the corresponding period of 2008, reflected lower support-related revenues and lower sales of development systems. The decrease in other revenues for the first half of 2009, as compared to the corresponding periods of 2008, reflected lower support-related revenues, offset by higher sales of development systems. Other revenues accounted for 10% and 11% of our total revenues for both the second quarter and first half of 2009 and 2008, respectively. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	First Half				First Half				Second Quarter				Second Quarter
	2009				2008				2009				2008
	(in millions, except percentages)								(in millions, except percentages)
United States		$3.0		16%		$2.1		10%		$2.5		27%		$0.8		8%
Europe and Middle East (1) (2)		$8.8		47%		$9.7		48%		$3.5		39%		$3.6		35%
Asia Pacific (3) (4) (5)		$6.8		37%		$8.4		42%		$3.1		34%		$5.7		57%

(1) Sweden		$4.4		24%		$4.8		24%		$1.1		13%		$1.9		19%
(2) Israel		*	)	* )		$2.2		11%		*	)	* )		*	)	* )
(3) Japan		$2.7		14%		$3.7		18%		$1.4		15%		$3.1		31%
(4) S. Korea		$2.0		11%	$	*	)	* )	$	*	)	* )	$	*	)	* )
(5) China	$	*	)	* )		$2.4		12%	$	*	)	* )		$1.3		13%

*)	Less than 10%.
Due to the nature of our license agreements and the associated large contract amounts, the geographic split of revenues in absolute dollars generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues were $1.2 and $2.4 million for the second quarter and first half of 2009, respectively, compared to $1.3 and $2.4 million for the comparable periods of 2008. Cost of revenues accounted for 13% of total revenues for both the second quarter and first half of 2009, compared to 13% and 12% for the second quarter and first half of 2008, respectively. The decrease for the second quarter of 2009 principally reflected lower customization work for our licensees. The slight decrease for the first half of 2009 principally reflected lower customization work for our licensees, partially offset by higher salary and related costs. Included in cost of revenues for the second quarter and first half of 2009 was a non-cash equity-based compensation expense of $34,000 and $69,000, respectively, compared to $27,000 and $55,000 for the comparable periods of 2008.
Gross Margin
Gross margins for the second quarter and first half of 2009 were both 87%, compared to 87% and 88% for the second quarter and first half of 2008, respectively. The slight changes in gross margins for the second quarter and first half of 2009 principally reflected lower licensing revenues offset by higher royalty revenues and a decrease of cost of revenues.
Operating Expenses
Total operating expenses were $7.2 and $14.4 million for the second quarter and first half of 2009, respectively, compared to $8.8 and $20.8 million for the comparable periods of 2008. The decrease in total operating expenses for the second quarter of 2009 principally reflects (i) lower salary and related costs partially as a result of the restructuring of the SATA activities, (ii) lower professional services costs and (iii) higher research grants received from the Israeli government. The decrease in total operating expenses for the first half of 2009 principally reflects (i) a restructuring and reorganization expense of $3.5 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during the first half of 2008, (ii) lower salary and related costs partially as a result of the restructuring of the SATA activities, (iii) lower professional services costs and (iv) higher research grants received from the Israeli and Irish governments, partially offset by higher non-cash equity-based compensation expenses.
We currently anticipate that our operating expenses will increase during the third quarter of 2009 in comparison to the prior two quarters of 2009, mainly due to increased investments in research and development.
Research and Development Expenses, Net
Our research and development expenses were $4.0 and $8.1 million for the second quarter and first half of 2009, respectively, compared to $5.2 and $10.4 million for the comparable periods of 2008. The net decrease for the second quarter of 2009 principally reflected lower salary and related costs partially as a result of the termination in employment of a number of SATA-related technology engineers, as well as an increase in research grants received from the Israeli government. The net decrease for the first half of 2009 principally reflected lower salary and related costs partially as a result of the termination in employment of a number of SATA-related technology engineers, as well as an increase in research grants received from the Israeli government and lower project-related expenses. Included in research and development expenses for the second quarter and first half of 2009 was a non-cash equity-based compensation expense of $230,000 and $492,000, respectively, compared to $265,000 and $532,000 for the comparable periods of 2008. Research and development expenses as a percentage of total revenues were 44% and 43% for the second quarter and first half of 2009, respectively, compared to 52% and 51% for the comparable periods of 2008.

The number of research and development personnel was 120 at June 30, 2009, compared to 126 at June 30, 2008.
Sales and Marketing Expenses
Our sales and marketing expenses were $1.7 and $3.3 million for the second quarter and first half of 2009, respectively, compared to $1.8 and $3.6 million for the comparable periods of 2008. The decrease for the second quarter and first half of 2009 primarily reflects lower commission cost, lower salary and related costs and lower travel costs. Included in sales and marketing expenses for the second quarter and first half of 2009 was a non-cash equity-based compensation expense of $142,000 and $304,000, respectively, compared to $142,000 and $237,000 for the comparable periods of 2008. Sales and marketing expenses as a percentage of total revenues were 18% for both the second quarter and first half of 2009 and 2008.
The total number of sales and marketing personnel was 21 at June 30, 2009, compared to 19 at June 30, 2008.
General and Administrative Expenses
Our general and administrative expenses were $1.5 and $3.0 million for the second quarter and first half of 2009, respectively, compared to $1.7 and $3.3 million for the comparable periods of 2008. The decrease for the second quarter of 2009 primarily reflects lower professional services costs. The decrease for the first half of 2009 primarily reflects lower professional services costs, offset by higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2009 was a non-cash equity-based compensation expense of $311,000 and $660,000, respectively, compared to $285,000 and $473,000 for the comparable periods of 2008. General and administrative expenses as a percentage of total revenues were 17% for both the second quarter of 2009 and 2008, and 16% for both the first half of 2009 and 2008.
The number of general and administrative personnel was 23 at June 30, 2009, compared to 24 at June 30, 2008.
Amortization of Other Intangibles
We had no amortization charges for both the second quarter and first half of 2009, as compared to $20,000 and $41,000 for the second quarter and first half of 2008, respectively. Other intangible assets were fully amortized in 2008.
Reorganization
On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid approximately $5.9 million in the first half of 2008 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded during the first half of 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations.
Financial Income, Net (in millions)

	First Half	First Half	Second Quarter	Second Quarter
	2009	2008	2009	2008
Financial income, net	$0.95	$1.33	$0.47	$0.52
of which:
Interest income and gains and losses from marketable securities, net	$1.07	$1.54	$0.54	$0.59
Foreign exchange loss	$(0.12)	$(0.21)	$(0.07)	$(0.07)
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The decrease in financial income, net, during the second quarter and first half of 2009 principally reflects lower interest rates and higher realized losses from marketable securities, offset by higher combined cash, bank deposits and marketable securities balances held.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $70,000 and $124,000 for the second quarter and first half of 2009, respectively, and $73,000 and $212,000 for the comparable periods of 2008.
Other Income (in millions)

	First half	First Half	Second Quarter	Second Quarter
	2009	2008	2009	2008
Gain on realization of investments	$1.90	$10.89	$1.90	$0.02
We recorded a capital gain of $1.9 million for both the second quarter and first half of 2009, and $0 and $10.87 million for the comparable periods of 2008, from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors. We recorded a gain of $0.02 million for both the second quarter and first half of 2008 related to the disposal of another investment.
Provision for Income Taxes
Our income taxes expenses were $1.0 million for the first half of 2009, as compared to $2.9 million for the first half of 2008. Our income tax expense for the second quarter of 2009 was $0.8 million, as compared to income tax benefit of $0.1 million for the second quarter of 2008. During the second quarter and first half of 2009, we recorded a tax expense of $0.5 million related to capital gains, from the divestment of our equity investment in GloNav to NXP Semiconductors. In addition, the provision for income taxes during the second quarter and first half of 2009 principally reflects income earned in certain foreign jurisdictions. During the first half of 2008, we recorded a tax expense of $3.2 million related to capital gains, from the divestment of our equity investment in GloNav to NXP Semiconductors, and a tax expense of $0.3 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.6 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
The Irish operating subsidiary currently qualifies for a 10% tax rate for its trade, which under current Irish legislation will remain in force until December 31, 2010. After this date, a tax rate of 12.5% shall apply.
The Israeli operating subsidiary’s production facilities were granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second and third plans have expired and are subject to corporate tax of 26% in 2009. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second and third plans, and as a result no taxable income was attributed to these plans.
On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect remains subject to the provisions of the Investment Law as they were in effect on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) is subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Investment Law and Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 26% for 2009. We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in deferred tax assets of $1.1 million at both June 30, 2009 and December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, we had approximately $8.2 million in cash and cash equivalents and $79.5 million in bank deposits and marketable securities, totaling $87.7 million, compared to $84.6 million at December 31, 2008. During the first half of 2009, we invested $54.7 million of cash in certificates of deposits, corporate bonds and securities, and U.S. government and agency securities with maturities up to 22 months. In addition, during the same period, certificates of deposits, corporate bonds and securities, and U.S. government and agency securities were sold or redeemed for cash amounting to $47.2 million. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily include: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.
Non-tradable deposits are short-term bank deposits with maturities of more than three months but less than one year. The non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash provided by operating activities for the first half of 2009 was $0.8 million, compared to $5.4 million of net cash used in operating activities for the comparable period of 2008. Included in the net cash provided by operating activities for the first half of 2009 is $0.6 million expended in connection with the restructuring of our SATA activities. Included in the operating cash outflow for the first half of 2008 were $5.9 million in connection with the termination of the Harcourt lease, and $1.7 million in connection with taxes associated with a capital gain from the divestment of our equity investment in GloNav to NXP Semiconductors.
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
Net cash used in investing activities for the first half of 2009 was $5.8 million, compared to $7.0 million of net cash provided by investing activities for the comparable period of 2008. We had a cash outflow of $19.2 million and a cash inflow of $16.4 million in respect of investments in marketable securities for the first half of 2009, as compared to cash outflow of $18.6 million and a cash inflow of $11.1 million in respect of investments in marketable securities for the first half of 2008. Included in the cash outflow for the first half of 2009 was a net investment of $4.7 million in short term bank deposits as compared to a net investment of $186,000 in short term bank deposits for the comparable period of 2008. During the first half of 2009 and 2008, we had a cash inflow of $1.9 and $15.1 million, respectively, from the divestment of our equity investment in GloNav to NXP Semiconductors.
No cash was used in financing activities during the first half of 2009, as compared to $0.8 million of net cash provided by financing activities for the comparable period of 2008.
In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, our board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase under our share repurchase program. During the first quarter of 2009, we repurchased 140,828 shares of our common stock pursuant to the additional 10b5-1 Plan and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, at an average purchase price of $5.85 per share, for an aggregate purchase price of $0.8 million. No repurchases were made during the second quarter of 2009. As of June 30, 2009, 106,409 shares of our common stock remain available for repurchase under our share repurchase program.
During both the first half of 2009 and 2008, we received $0.8 million from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
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
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the Israeli NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $70,000 and $124,000 for the second quarter and first half of 2009, respectively, and a loss of $73,000 and $212,000 for the corresponding periods of 2008.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli and Irish employees denominated in Israeli NIS and Euro for a period of one to twelve months with forward and put option contracts. During the second quarter and first half of 2009, we recorded accumulated other comprehensive gain of $547,000 and $2,000, respectively, from our forward and put option contracts with respect to anticipated payroll for our Israeli and Irish employees. During the second quarter and first half of 2008, we recorded accumulated other comprehensive gain of $2,000 and other comprehensive loss of $54,000, respectively, from our forward and put option contracts with respect to anticipated payroll for our Israeli and Irish employees. As of June 30, 2009, the amount of other comprehensive gain from our forward and put option contracts was $147,000, which will be recorded in the consolidated statements of operations in the following 12 months. We recognized a net loss of $123,000 and $362,000 during the second quarter and first half of 2009, respectively, and a net gain of $70,000 and $216,000 for the comparable periods in 2008, related to forward and put option contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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
Interest income and gains from marketable securities, net, were $544,000 and $1.07 million for the second quarter and first half of 2009, respectively, compared to $594,000 and $1.54 million for the comparable periods in 2008. The decrease in financial income, net, during the second quarter and first half of 2009 principally reflects lower interest rates and higher realized losses from marketable securities, offset by higher combined cash, bank deposits and marketable securities balances held.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry or global economy slowdown, which could adversely affect the market price of our stock;” (5) changes to the Risk Factor below entitled “We depend on market acceptance of third-party semiconductor intellectual property;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli and Irish governments are reduced or withheld;” (7) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (8) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.” In addition a risk factor entitled “We generate a significant amount of our revenues from the license of technologies incorporated in handsets and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market” was added.
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	microprocessor IP providers, such as ARC, ARM Holdings, MIPS Technologies and Tensilica, are offering DSP and DSP extensions to their IP;

•
our video solution is software-based and competes with hardware implementation offered by companies such as Hantro (acquired by On2) and companies offering other software solutions, such as Imagination Technologies, Chips & Media, Tensilica and ARC; and

•	SATA and SAS IP market is highly standardized with several vendors offering similar products, leading to pricing pressures for both licensing and royalty revenue.

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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current global economic slowdown, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.
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
In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the current global economic downturn and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for the first and second quarters of 2009 may not continue in future quarters. We currently anticipate that our operating expenses will be higher for the third quarter of 2009 in comparison to the prior two quarters of 2009, mainly due to increased investments in research and development. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period to period, will account for a substantial portion of our revenues in any period. Two customers accounted for 14% and 18% of our total revenues for the second quarter of 2009 and 16% and 11% of our total revenues for the first half of 2009. Five largest customers accounted for 54% and 52% of total revenues for the second quarter and first half of 2009, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.

We depend on market acceptance of third-party semiconductor intellectual property.
The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in house development of proprietary DSPs towards licensing open DSP cores. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as smartphones, Internet video, Personal Multimedia Players (PMP), Blu-ray DVDs, digital TVs, set-top boxes with high definition audio and IPTVs. This is because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.
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
We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the handsets market accounted for approximately 51% of our total annual revenues for 2008. Similarly, revenues derived from the handsets market accounted for approximately 59% and 52% of our total revenues for the second quarter and first half of 2009, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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
On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in connection with our reorganization and restructuring plans in 2003 and 2005, we ceased manufacturing of our hard IP products and certain non-strategic technology areas. In June 2006, we divested our GPS technology and related business. In December 2008, we restructured our SATA activities to better conform SATA’s operating expense levels to its overall revenue contribution. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
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
Moreover, the current general worldwide economic downturn has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. Furthermore, a significant portion of our technologies is incorporated in consumer electronics products. The current general worldwide economic downturn has decreased consumer electronics retailers’ demand for products or resulted in a build up of their current inventory, both of which caused our customers to slow down their product shipments, which in turn could adversely impact our royalty revenues. During challenging economic times, our customers also may face longer product design cycles and issues with gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor and consumer electronics industry could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.
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
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $70,000 and $124,000 for the second quarter and first half of 2009, respectively. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 84% of our total revenues for the first half of 2009 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. Although there is no current expectation of any changes to Israeli and Irish tax laws, if our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also, the taxes on our Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses (NOLs) to offset interest income.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on June 2, 2009. Holders of an aggregate of 19,490,080 shares of common stock at the close of business on April 6, 2009 were entitled to vote at the meeting and the holders of 15,487,712 shares of common stock were present or represented by proxy at the meeting. At the annual meeting, the Company’s stockholders voted as follows:
Proposal 1: Election of Directors
The following directors were elected at the meeting to serve for a one-year term:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Vote
Eliyahu Ayalon	15,084,557	403,153	0	0
Zvi Limon	14,552,600	935,110	0	0
Bruce A. Mann	8,539,122	6,948,588	0	0
Peter McManamon	15,088,928	398,782	0	0
Sven-Christer Nilsson	13,800,562	1,687,148	0	0
Louis Silver	13,803,184	1,684,526	0	0
Dan Tocatly	15,091,517	396,193	0	0
Proposal 2: Approval of the 2002 Employee Stock Purchase Plan
The amendment and restatement of the 2002 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,500,000 to 2,150,000 shares was approved as follows:

For 12,501,675	Against 406,661	Abstained 36,689	Broker Non-Vote 2,542,687
Proposal 3: Ratification of Appointment of Independent Auditors
The selection of Kost Forer Gabby & Kassierer, a member of Ernst & Young Global, as independent auditors of the company for the fiscal year ending December 31, 2009, was ratified as follows:

For 14,693,778	Against 774,024	Abstained 19,909	Broker Non-Vote 0

Item 6.	EXHIBITS

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

10.26	2009 Executive Bonus Plan, effective January 1, 2009, for Gideon Wertheizer and Yaniv Arieli (incorporated herein by reference to the description of the plan set forth in CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2009)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: August 7, 2009	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 7, 2009	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

10.26	2009 Executive Bonus Plan, effective January 1, 2009, for Gideon Wertheizer and Yaniv Arieli (incorporated herein by reference to the description of the plan set forth in CEVA, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2009)