Form 10-Q
period 2009-09-30
CEVA  INC
filed 2009-11-06
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,938,668 shares of common stock, $0.001 par value, as of November 3, 2009.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that within the handsets market, ultra low cost (ULC) phones, particularly those targeted at emerging markets, and smartphones, continue to present significant growth opportunities for CEVA;

•	References in this report to data prepared by third parties, including Frost & Sullivan, Gartner, Inc., Informa Telecoms & Media, Juniper Research and iSuppli, about future market trends and our ability to capitalize on such trends;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•	Our belief that our new products, including CEVA-HD-Audio and CEVA-XC™, highlight the potential for our licensing model and continued royalty revenue growth;

•	Our anticipation that our operating expenses will increase during the fourth quarter of 2009 as compared to the prior three quarters of 2009;

•	Our anticipation that our royalty revenue for the fourth quarter of 2009 will increase by at least 20% from the third quarter of 2009;

•	Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.
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
     This report contains market data prepared by third parties, including Frost & Sullivan, Gartner, Inc., Informa Telecoms & Media, Juniper Research and iSuppli. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$8,657	$13,328
Short term bank deposits	46,328	39,423
Marketable securities (see Note 3)	36,794	31,878
Trade receivables (net of allowance for doubtful accounts of $743 at both September 30, 2009 and December 31, 2008)	6,364	5,390
Deferred tax assets	1,075	1,085
Prepaid expenses and other accounts receivable	4,675	4,921

Total current assets	103,893	96,025

Severance pay fund	4,071	3,441
Deferred tax assets	419	351
Property and equipment, net	1,217	1,271
Goodwill	36,498	36,498

	42,205	41,561

Total assets	$146,098	$137,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$560	$615
Deferred revenues	541	1,034
Taxes payable	99	44
Accrued expenses and other payables	8,290	10,446
Deferred tax liabilities	183	—

Total current liabilities	9,673	12,139

Long term liabilities:
Accrued severance pay	4,337	3,788

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 19,874,479 and 19,532,026 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	20	20
Additional paid in-capital	155,960	153,712
Treasury stock	(2,327)	(5,077)
Accumulated other comprehensive income (loss)	488	(24)
Accumulated deficit	(22,053)	(26,972)

Total stockholders’ equity	132,088	121,659

Total liabilities and stockholders’ equity	$146,098	$137,586

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except share and per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Licensing	$14,059	$17,088	$5,242	$5,974
Royalties	11,403	10,067	3,694	3,296
Other revenue	2,820	3,201	723	936

Total revenues	28,282	30,356	9,659	10,206
Cost of revenues	3,211	3,543	849	1,105

Gross profit	25,071	26,813	8,810	9,101
Operating expenses:
Research and development, net	12,132	15,133	4,061	4,778
Sales and marketing	4,914	5,401	1,628	1,822
General and administrative	4,555	4,991	1,525	1,705
Amortization of intangible assets	—	53	—	12
Reorganization	—	3,537	—	—

Total operating expenses	21,601	29,115	7,214	8,317

Operating income (loss)	3,470	(2,302)	1,596	784
Financial income, net	1,501	1,975	551	645
Other income (see Note 11)	1,901	11,251	—	358

Income before income taxes	6,872	10,924	2,147	1,787
Income taxes expenses	1,436	3,319	394	384

Net income	$5,436	$7,605	$1,753	$1,403

Basic net income per share	$0.28	$0.38	$0.09	$0.07

Diluted net income per share	$0.27	$0.37	$0.09	$0.07

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	19,588	20,131	19,689	20,157

Diluted	20,087	20,776	20,492	20,799

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
	Common stock			Additional		other		Total	Total
Nine months ended				paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
September 30, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659
Net income	—	—		—	—	—	5,436	$5,436	5,436
Unrealized gain from available-for-sale securities, net	—	—		—	—	380	—	380	380
Unrealized gain from hedging activities, net	—	—		—	—	132	—	132	132

Total comprehensive income								$5,948

Equity-based compensation	—	—		2,210	—	—	—		2,210
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options	315,266	1		38	2,312	—	(236)		2,115
Issuance of Treasury Stock under employee stock purchase plan	168,015	—	(*)	—	1,260	—	(281)		979

Balance as of September 30, 2009	19,874,479	$20		$155,960	$(2,327)	$488	$(22,053)		$132,088

						Accumulated
	Common stock			Additional		other		Total	Total
Nine months ended				paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
September 30, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2008	20,033,897	$20		$149,772	$—	$7	$(35,411)		$114,388
Net income	—	—		—	—	—	7,605	$7,605	7,605
Unrealized loss from available-for-sale securities, net	—	—		—	—	(620)	—	(620)	(620)
Unrealized gain from hedging activities, net	—	—		—	—	56	—	56	56

Total comprehensive income								$7,041

Equity-based compensation	—	—		2,084	—	—	—		2,084
Issuance of Common Stock upon exercise of employee stock options	58,693	—	(*)	410	—	—	—		410
Issuance of Common Stock under employee stock purchase plan	99,631	—	(*)	608	—	—	—		608
Purchase of Treasury Stock	(198,770)	—	(*)	—	(1,638)	—	—		(1,638)
Issuance of Treasury Stock upon exercise of employee stock options	21,244	—	(*)	—	176	—	(44)		132
Issuance of Treasury Stock under employee stock purchase plan	69,200	—	(*)	—	552	—	(78)		474

Balance as of September 30, 2008	20,083,895	$20		$152,874	$(910)	$(557)	$(27,928)		$123,499

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,436	$7,605
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	368	522
Amortization of intangible assets	—	53
Equity-based compensation	2,210	2,084
Gain from sale of property and equipment	—	(4)
Loss on available-for-sale marketable securities	423	316
Accrued interest on short term bank deposits	(809)	(386)
Unrealized foreign exchange loss	100	227
Gain on realization of investments	(1,901)	(11,247)
Changes in operating assets and liabilities:
Increase in trade receivables	(974)	(1,336)
Decrease (increase) in other current assets and prepaid expenses	419	(599)
Increase in deferred income taxes	(58)	(600)
Increase (decrease) in trade payables	(66)	9
Increase (decrease) in deferred revenues	(493)	1,005
Decrease in accrued expenses and other payables	(2,170)	(1,748)
Increase in taxes payable	55	542
Increase (decrease) in accrued severance pay, net	(88)	149

Net cash provided by (used in) operating activities	2,452	(3,408)

Cash flows from investing activities:
Purchase of property and equipment	(314)	(406)
Proceeds from sale of property and equipment	—	4
Investment in short term bank deposits	(41,592)	(37,966)
Proceeds from short term bank deposits	35,496	5,070
Investment in available-for-sale marketable securities	(28,449)	(24,776)
Proceeds from available-for-sale marketable securities	23,645	16,087
Proceeds from realization of investments	1,901	15,480

Net cash used in investing activities	(9,313)	(26,507)

Cash flows from financing activities:
Purchase of Treasury Stock	(823)	(1,226)
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	2,115	542
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	979	1,082

Net cash provided by financing activities	2,271	398
Effect of exchange rate movements on cash	(81)	(36)

Decrease in cash and cash equivalents	(4,671)	(29,553)
Cash and cash equivalents at the beginning of the period	13,328	40,697

Cash and cash equivalents at the end of the period	$8,657	$11,144

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS
     The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).
     CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including video, audio, Voice over IP, Bluetooth, Serial ATA (SATA) and Serial Attached SCSI (SAS).
     CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g., GSM/GPRS/EDGE/WCDMA/WiMax/LTE, CDMA and TD-SCDMA), mobile broadband (notebooks, netbooks, Mobile Internet Devices (MID)), portable multimedia (e.g., portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g., DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g., hard disk drives and solid state drives (SSD)) and telecommunication devices (e.g., residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (U.S. GAAP), other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have a material impact on the Company’s consolidated financial statements and notes. Where applicable, references to pre-codification accounting standards will include an initial parenthetical reference to the ASC and subsequent references will use the ASC reference only.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), the Company classified at September 30, 2009 its marketable debt securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statement of operations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

		As at September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Certificates of deposits	$686	$10	$—	$696
U.S. government and agency securities	3,118	32	—	3,150
Corporate bonds and securities	32,624	352	(28)	32,948

	$36,428	$394	$(28)	$36,794
     The amortized cost of available-for-sale debt securities at September 30, 2009, by contractual maturities, is shown below:

		As at September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Due in one year or less	$19,576	$188	$(5)	$19,759
Due after one year to two years	16,852	206	(23)	17,035

	$36,428	$394	$(28)	$36,794
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
     Management has the ability and intent to hold the securities which incurred present losses until maturity or for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market interest rates decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the losses detailed in the table above are temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operations.
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 157 “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of ASC 820 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and January 1, 2009 for non-financial assets and liabilities. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company financial condition or results of operations.
     ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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
     In accordance with ASC 820, the Company measures its marketable securities and foreign currency derivative contracts at fair value. Marketable securities are classified within Level 1. This is because these assets are valued using quoted market prices. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
     The table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	September 30, 2009	Level I	Level II	Level III
Marketable securities	$36,794	$36,794	$—	$—
Derivative assets	$305	$—	$305	$—
     In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at September 30, 2009 due to the short-term maturity of such instruments.
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
     a. Summary information about geographic areas:
     The Company manages its business on the basis of one industry segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business).
     The following is a summary of operations within geographic areas:

	Nine months ended				Three months ended
	September 30,				September 30,
	2009		2008		2009		2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$3,516		$4,471		$460		$2,408
Europe and Middle East (1) (2)	12,719		15,228		3,947		5,501
Asia Pacific (3) (4) (5)	12,047		10,657		5,252		2,297

	$28,282		$30,356		$9,659		$10,206

(1) Sweden	$6,104		$6,168		$1,660		$1,379
(2) Switzerland	*	)	*	)	*	)	$2,666
(3) Japan	$3,292		$4,127		*	)	*	)
(4) S. Korea	*	)	*	)	*	)	$1,455
(5) China	$5,401		*	)	$4,239		*	)

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
     b. Major customer data as a percentage of total revenues:
     The following table sets forth the customers that represented 10% or more of the Company’s total revenues during each of the periods set forth below.

	Nine months ended				Three months ended
	September 30,				September 30,
	2009		2008		2009		2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	19%		—		23%		—
Customer B	16%		(*	)	44%		(* )
Customer C	(*	)	20%		(*	)	14%
Customer D	(*	)	(*	)	(*	)	14%
Customer E	(*	)	(*	)	(*	)	26%

(*)	Less than 10%
NOTE 6: NET INCOME PER SHARE OF COMMON STOCK
     Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential dilutive shares of common stock considered outstanding during the period, in accordance with SFAS No. 128, “Earnings Per Share” (“ASC 260”).

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$5,436	$7,605	$1,753	$1,403

Denominator:
Denominator for basic net income per share
Weighted-average number of shares of common stock	19,588	20,131	19,689	20,157
Effect of employee stock options	499	645	803	642

	20,087	20,776	20,492	20,799

Net income per share
Basic	$0.28	$0.38	$0.09	$0.07

Diluted	$0.27	$0.37	$0.09	$0.07

     The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 1,138,135 and 2,201,509 for the three and nine months ended September 30, 2009, respectively, and 1,073,927 and 852,468 for the corresponding periods of 2008.
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
     During the third quarter of 2009, the Company granted options to purchase 3,000 shares of common stock, at an exercise price of $9.33 per share, and the Company issued 351,720 shares of common stock under its stock option and purchase plans for an aggregate consideration of $2,304. Options totaling 43,913 shares with a weighted average exercise price of $9.27 were forfeited or expired during the third quarter of 2009, primarily reflecting departures of employees and expiration of options which were granted in 2002. Options to purchase 4,511,933 shares of common stock were outstanding at September 30, 2009. During the comparable period of 2008, the Company granted options to purchase 16,000 shares of common stock, at an exercise price of $8.46 per share, and the Company issued 132,225 shares of common stock under its stock option and purchase plans for an aggregate consideration of $847. Options totaling 64,095 shares with a weighted average exercise price of $8.14 were forfeited or expired during the third quarter of 2008, primarily reflecting departures of employees and expiration of options which were granted in 2001. Options to purchase 4,532,600 shares of common stock were outstanding at September 30, 2008.
     The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$90	$83	$21	$28
Research and development expenses	689	805	197	273
Sales and marketing expenses	442	380	138	143
General and administrative expenses	989	816	329	343

Total	$2,210	$2,084	$685	$787

     The assumptions used in the model for options granted during the three months ended September 30, 2009 and 2008 were as follows:

	Three months ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	48%-76%	39%-53%
Risk-free interest rate	0.5%-3%	2%-4%
Expected forfeiture (employees)	10%	15%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.6
     The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for options granted during the three months ended September 30, 2009 and 2008, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 50%-75% for the three months ended September 30, 2009, and in a range of 44%-53% for the three months ended September 30, 2008.
     As of September 30, 2009 and 2008, there were balances of $2,303 and $3,036, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic and diluted net income per share was

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
$0.03 and $0.11 for the three and nine months ended September 30, 2009, respectively, and $0.04 and $0.10 for the corresponding periods of 2008.
NOTE 8: REORGANIZATION
     In October 2008, the Company’s board of directors approved a reduction in expenses associated with the Company’s SATA activities. In December 2008, the Company’s management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across the Company’s Irish offices. A one-time restructuring expense associated with the downsizing of the SATA team in the amount of $584 was recorded in 2008 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal” (“ASC 420”). In addition, an amount of $61 was accrued in 2008, reflecting currency exchange fluctuation differences for the recorded liability amount.
     The major components of the restructuring and other charges are as follows:

	Severance and	Legal and
	related cost	professional fees	Total
Balance as of December 31, 2008	$621	$24	$645
Cash outlays	(621)	(24)	(645)

Balance as of September 30, 2009	$—	$—	$—
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
     Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“ASC 815”). Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or put option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in New Israeli Shekels (“NIS”) and in Euro during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees denominated in NIS and of its Irish employees denominated in Euro for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges, as defined by ASC 815, and are all effective as hedges of these expenses.
     In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2009, the aggregate amount of the Hedging Contracts held by the Company was $5,195.
     As of September 30, 2009, the fair value of derivative assets was $305. The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” in the Company’s condensed consolidated balance sheet. The Company measured the fair value of the derivatives in accordance with ASC 820 (see Note 4).
     During the third quarter and first nine months of 2009, the Company recorded accumulated other comprehensive income of $130 and $132, respectively, from its Hedging Contracts, net of tax, compared to $110 and $56, respectively, for the comparable periods of 2008.
     The Company recorded in cost of revenues and operating expenses a net gain of $95 and a net loss of $267 during the third quarter and first nine months of 2009, respectively, and a net loss of $56 and a net gain of $160 for the comparable periods of 2008, related to its Hedging Contracts.

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
     During the first quarter of 2009, the Company repurchased 140,828 shares of common stock pursuant to the additional 10b5-1 Plan and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, at an average purchase price of $5.85 per share, for an aggregate purchase price of $823. The Company did not repurchase any common stock during the second and third quarters of 2009. As of September 30, 2009, 106,409 shares of common stock remain available for repurchase under its share repurchase program. In October 2009, the Company’s board of directors authorized the termination of the additional 10b5-1 Plan such that the 106,409 shares of common stock that remain available for repurchase may be repurchased pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
     The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” (“ASC 505-30”) and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.
     During the third quarter and first nine months of 2009, the Company issued 351,720 and 483,281 shares of common stock, respectively, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 11: OTHER INCOME
     The Company recorded a capital gain of $0 and $1,901 during the third quarter and first nine months of 2009, respectively, and $358 and $11,223 million for the comparable periods of 2008 from the divestment of its equity investment in GloNav Inc. to NXP Semiconductors. The Company recorded a gain of $24 for the first nine months of 2008 related to the disposal of another investment and a gain of $4 during the same period from the sale of a property.
     In October 2009, the Company received an additional milestone payment of $1.8 million from the divestment of its equity investment in GloNav Inc. to NXP Semiconductors, which will be recorded in “Other Income” in the fourth quarter of 2009.
NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS
     In October 2009, FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”), that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU No. 2009-13 does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under ASU No. 2009-13. ASU No. 2009-13 does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU No. 2009-14”), that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under ASU No. 2009-14, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. ASU No. 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning on January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU No. 2009-05”), which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. ASU No. 2009-05 clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). ASU No. 2009-05 also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, ASU No. 2009-05 is effective on October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on its consolidated results of operations or financial condition.
     In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing (see Notes 10 and 11 for a description of the Company’s subsequent events).
     In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”);

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”); and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”).
     ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 is effective for the quarter ended after June 15, 2009. The adoption of this standard by the Company did not have any impact on its condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
     ASC 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“ASC 825”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC 270), to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65-1 is effective for the quarter ended after June 15, 2009. Because ASC 825-10-65-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s condensed consolidated financial statements.
     ASC 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65-1 is effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 320-10-65-1 by the Company did not have any impact on its condensed consolidated financial statements.

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
     During the past two years, our business has progressed significantly as a result of the wide deployment of our DSP cores with leading handset suppliers such as Samsung, LG Electronics, Nokia, Sony Ericsson, Sharp and ZTE, as well as with a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 58% in 2008 from 2007 and increased 127% when comparing 2008 to 2006. We further anticipate that our royalty revenue for the fourth quarter of 2009 will increase by at least 20% from the third quarter to the fourth quarter of 2009. Based on internal data, we believe our worldwide market share of baseband chips for handsets that incorporate our technologies is approximately 23% of the worldwide handsets volume for the second quarter of 2009, up from 18% for the first quarter of 2009. Our total revenues derived from the handsets market represented 51% of our total annual 2008 revenues, and 81% and 62% of our total revenues for the third quarter and first three quarters of 2009, respectively. Notwithstanding these positive developments, we believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress.
     Within the handsets market, we believe smartphones and ultra low cost (ULC) phones, especially those targeted at emerging markets, continues to present significant growth opportunities for CEVA. Based on Informa Telecoms & Media estimations, smartphones are expected to account for approximately 13.5% of all new handsets in 2009, growing to 38% overall by 2013. Juniper Research forecasts that by 2014, 50% of the global handset shipments will be for ultra low cost phones. Per Juniper Research, just in the month of August 2009, 15 million new mobile subscribers were added in India. Per Frost & Sullivan, there are 680 million mobile subscribers in China, which equates to only a 51% penetration rate in China. We believe we can benefit from these trends through our leading customer base, including Broadcom, Infineon, Spreadtrum, ST-Ericsson and VIA Telecom.
     Another growing market segment is netbooks. Per iSuppli, netbook shipments will grow by 69% in 2009. According to Gartner, netbooks could account for close to 10% of the PC market by the end of 2009. The netbook market poses a substantial, organic growth opportunity from which we are uniquely positioned to benefit. One of our key customers has already announced cooperation with Intel for its 3G modem chip which is being integrated into Intel’s ATOM-based Moorestown and Pine Trail-M platforms. Also, Nvidia is partnering with the same customer to offer 3G connectivity around its newly-designed platform, Tegra, which is targeted for Mobile Internet Device (MID).
     Beyond the handsets market, we had customers commencing production of chips based on our new mobile multimedia platforms during the latter half of 2008. These multimedia platforms enrich our licensable product offerings and increase our future royalty potential. Also, during the fourth quarter of 2008, a well-known new portable consumer product manufacturer began shipment of a new product powered by our technology. This device is the newest generation of an existing product that is the clear leader in its product category and has been sold in high volumes for the past three years. The latest version of this product includes advanced CEVA-powered multimedia capabilities for the first time.
     In January 2009, we announced a new product, CEVA-HD-Audio, which offers high definition audio solutions for the growing home entertainment products such as Blu-ray DVDs, digital TVs, set-top boxes, IPTVs and home gateways. In February 2009, we announced a high performance DSP architecture designed and optimized for advanced wireless 3.5G/4G communications, the

CEVA-XC™. This fully programmable DSP architecture supports multiple air interfaces in software, including the most demanding 4G mobile standards, LTE and WiMAX II, alongside 3G, 3.5G, Wi-Fi, GPS and MobileTV. Supporting multiple air interfaces in a single processor architecture is critical for next-generation handsets and wireless infrastructure equipment, and CEVA-XC™ delivers the performance and scalability needed to address these precise requirements. We believe our new products further highlight the potential for our licensing model and continued royalty revenue growth.
     Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We currently anticipate that our operating expenses will increase during the fourth quarter of 2009 in comparison to the prior three quarters of 2009, mainly due to increased investments in research and development, including the addition of new engineers. Nonetheless, we must continue to monitor and control our operating costs and maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Moreover, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
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
RESULTS OF OPERATIONS
  Total Revenues
     Total revenues were $9.7 and $28.3 million for the third quarter and first nine months of 2009, respectively, representing a decrease of 5% and 7%, respectively, as compared to the corresponding periods in 2008. The decrease in total revenues reflected principally lower licensing revenues from our product lines and lower revenues from the provision of technical support to customers and sales of development systems, offset by an increase in our royalty revenues. Five largest customers accounted for 83% and 55% of total revenues for the third quarter and first nine months of 2009, respectively, as compared to 70% and 53% for the comparable periods in 2008. Two customers accounted for 23% and 44% of total revenues for the third quarter of 2009, as compared to three different customers that accounted for 14%, 14% and 26% of total revenues for the third quarter of 2008. Two customers accounted for 19% and 16% of total revenues for the first nine months of 2009, as compared to one customer that accounted for 20% of total revenues for the first nine months of 2008. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 81% and 62% of our total revenues for the third quarter and first nine months of 2009, respectively.
     We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our technology to customer specifications are recognized in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“ASC 605-35”). We account for all of our other IP license revenues and related services in accordance with SOP 97-2, “Software Revenue Recognition,” as amended (“ASC 985-605”).
     We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 4% of total revenues for both the first nine months of 2009 and 2008. No prepaid royalties revenue was generated during the three months ended September 30, 2009 and 2008. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
  Licensing Revenues
     Licensing revenues were $5.2 and $14.1 million for the third quarter and first nine months of 2009, respectively, a decrease of 12% and 18% from the third quarter and first nine months of 2008. The decrease in licensing revenues for the third quarter of 2009 as compared to the corresponding period of 2008 resulted mainly from lower revenues from our CEVA-TeakLite DSP core family of products and the inclusion of licensing revenues from u-blox AG to resolve a license dispute in the third quarter of 2008, partially offset by higher revenues from our CEVA-X DSP core family of products. The decrease in licensing revenues for the first nine months of 2009 as compared to the corresponding period of 2008 resulted mainly from the inclusion of the u-blox AG revenue mentioned above and lower revenues from our CEVA-Teak and TeakLite DSP core families of products, partially offset by higher revenues from our CEVA-X IP DSP core family of products. Licensing revenues in 2009 were in general negatively affected by the economic downturn and companies’ lowering their research and developments budgets and expenses associated with acquiring new technologies.
     Licensing revenues accounted for 54% and 50% of our total revenues for the third quarter and first nine months of 2009, respectively, compared to 59% and 56% for the comparable periods of 2008. During the third quarter of 2009, we concluded six license agreements. Five agreements were for CEVA DSP cores and platforms, and one agreement was for our Bluetooth technology. Target applications for customer deployment are 2G ultra-low cost phones, 3G handsets, Smartphones, mobileTVs, portable multimedia and PassiveOptical Networks (PON). Geographically, three of the six deals concluded were in Europe and three were in the Asia Pacific region.
  Royalty Revenues
     Royalty revenues were $3.7 and $11.4 million for the third quarter and first nine months of 2009, respectively, an increase of 12% and 13% from the third quarter and first nine months of 2008. Royalty revenues accounted for 38% and 40% of our total revenues for the third quarter and first nine months of 2009, respectively, compared to 32% and 33% for the comparable periods of 2008. Royalty revenues for first nine months of 2009 include $0.9 million of royalties resulting from “catch up” royalties on past shipments from an existing customer. Excluding the “catch up” royalties, the increase in royalty revenues for the third quarter and first nine months of 2009 reflected our market share expansion in the handsets market, as well as new shipments of a portable multimedia device, offset by overall lower shipments of products by our customers in the consumer market due to the global economic downturn and a decrease in the average royalty rate per unit. Our per unit and prepaid royalty customers reported sales of 89 and 213 million chipsets incorporating our technology for the third quarter and first nine months of 2009, respectively, compared to 72 and 228 million for the comparable periods of 2008. The five largest customers paying per unit royalty accounted for 85% and 71% of total royalty revenues for the third quarter and first nine months of 2009, respectively, compared to 82% and 81% for the comparable periods of 2008.
     As of September 30, 2009, 21 licensees were shipping products incorporating our technologies pursuant to 29 licensing arrangements. Of the 29 licensing arrangements, 25 are under per unit royalty arrangements and 4 are under prepayment arrangements. As of September 30, 2008, 23 licensees were shipping products incorporating our technologies pursuant to 31 licensing arrangements. Of the 31 licensing arrangements, 23 were under per unit royalty arrangements and 8 were under prepayment arrangements.
  Other Revenues
     Other revenues were $0.7 and $2.8 million for the third quarter and first nine months of 2009, respectively, a decrease of 23% and 12% from the third quarter and first nine months of 2008, respectively. The decrease in other revenues for the third quarter of

2009, as compared to the corresponding period of 2008, reflected lower support-related revenues and lower sales of development systems, mainly associated with companies’ tighter expense control and refraining from extending or renewing support-related agreements. The decrease in other revenues for the first nine months of 2009, as compared to the corresponding period of 2008, reflected lower support-related revenues. Other revenues accounted for 7% and 10% of our total revenues for the third quarter and first nine months of 2009, respectively, compared to 9% and 11% for the comparable periods of 2008. Other revenues include support and training for licensees and sale of development systems.
  Geographic Revenue Analysis

	Nine months			Nine months				Third Quarter				Third Quarter
	2009			2008				2009				2008
	(in millions, except percentages)							(in millions, except percentages)
United States	$3.5		12%		$4.5		15%		$0.5		5%	$2.4		24%
Europe and Middle East (1) (2)	$12.7		45%		$15.2		50%		$3.9		41%	$5.5		54%
Asia Pacific (3) (4) (5)	$12.1		43%		$10.7		35%		$5.3		54%	$2.3		22%

(1) Sweden	$6.1		22%		$6.2		20%		$1.7		17%	$1.4		14%
(2) Switzerland	*	)	* )	$	*	)	* )		*	)	* )	$2.7		26%
(3) Japan	$3.3		12%		$4.1		14%	$	*	)	* )	*	)	* )
(4) S. Korea	*	)	* )	$	*	)	* )	$	*	)	* )	$1.5		14%
(5) China	$5.4		19%	$	*	)	* )		$4.2		44%	*	)	* )

*)	Less than 10%
     Due to the nature of our license agreements and the associated large contract amounts, the geographic split of revenues in absolute dollars generally varies from quarter to quarter.
  Cost of Revenues
     Cost of revenues were $0.8 and $3.2 million for the third quarter and first nine months of 2009, respectively, compared to $1.1 and $3.5 million for the comparable periods of 2008. Cost of revenues accounted for 9% and 11% of total revenues for the third quarter and first nine months of 2009, respectively, compared to 11% and 12% for the comparable periods of 2008. The decrease for the third quarter of 2009 principally reflected lower customization work for our licensees and lower royalty payback expenses paid to the Office of Chief Scientist of Israel. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of our products, the development of which previously received grants from the Office of Chief Scientist of Israel. The decrease for the first nine months of 2009 principally reflected lower customization work for our licensees, partially offset by higher salary and related costs. Included in cost of revenues for the third quarter and first nine months of 2009 was a non-cash equity-based compensation expense of $21,000 and $90,000, respectively, compared to $28,000 and $83,000 for the comparable periods of 2008.
  Gross Margin
     Gross margins for the third quarter and first nine months of 2009 were 91% and 89%, respectively, compared to 89% and 88% for the comparable periods of 2008, respectively. The increase in gross margins for the third quarter and first nine months of 2009 principally reflected lower licensing revenues offset by higher royalty revenues which have higher gross margins, and a decrease in cost of revenues.
  Operating Expenses
     Total operating expenses were $7.2 and $21.6 million for the third quarter and first nine months of 2009, respectively, compared to $8.3 and $29.1 million for the comparable periods of 2008. The decrease in total operating expenses for the third quarter of 2009 principally reflects (i) lower salary and related costs, partially as a result of the restructuring of our SATA activities, (ii) lower marketing expenses, and (iii) higher research grants received from the Office of Chief Scientist of Israel. The decrease in total operating expenses for the first nine months of 2009 principally reflects (i) the fact that a restructuring and reorganization expense of $3.5 million associated with the termination of the Harcourt property lease in Dublin, Ireland was recorded in the first nine months of 2008, (ii) lower salary and related costs, partially as a result of the restructuring of the SATA activities, (iii) lower professional services costs, and (iv) higher research grants received from the Office of Chief Scientist of Israel and the Irish government.
     We currently anticipate that our operating expenses will increase during the fourth quarter of 2009 in comparison to the prior three quarters of 2009, mainly due to increased investments in research and development, including the addition of new engineers.

   Research and Development Expenses, Net
     Our research and development expenses were $4.1 and $12.1 million for the third quarter and first nine months of 2009, respectively, compared to $4.8 and $15.1 million for the comparable periods of 2008. The net decrease for the third quarter of 2009 principally reflected lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, as well as an increase in research grants received from the Office of Chief Scientist of Israel. The net decrease for the first nine months of 2009 principally reflected lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, an increase in research grants received from the Office of Chief Scientist of Israel and lower project-related expenses. Included in research and development expenses for the third quarter and first nine months of 2009 was a non-cash equity-based compensation expense of $197,000 and $689,000, respectively, compared to $273,000 and $805,000 for the comparable periods of 2008. Research and development expenses as a percentage of total revenues were 42% and 43% for the third quarter and first nine months of 2009, respectively, compared to 47% and 50% for the comparable periods of 2008.
     The number of research and development personnel was 124 at September 30, 2009, compared to 123 at September 30, 2008.
   Sales and Marketing Expenses
     Our sales and marketing expenses were $1.6 and $4.9 million for the third quarter and first nine months of 2009, respectively, compared to $1.8 and $5.4 million for the comparable periods of 2008. The decrease for the third quarter of 2009 principally reflected lower marketing expenses. The decrease for first nine months of 2009 primarily reflects lower commission cost, salary and related costs and marketing expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2009 was a non-cash equity-based compensation expense of $138,000 and $442,000, respectively, compared to $143,000 and $380,000 for the comparable periods of 2008. Sales and marketing expenses as a percentage of total revenues were 17% for both the third quarter and first nine months of 2009, compared to 18% for both the third quarter and first nine months of 2008.
     The total number of sales and marketing personnel was 21 at September 30, 2009, compared to 19 at September 30, 2008.
   General and Administrative Expenses
     Our general and administrative expenses were $1.5 and $4.6 million for the third quarter and first nine months of 2009, respectively, compared to $1.7 and $5.0 million for the comparable periods of 2008. The decrease for the third quarter of 2009 primarily reflected lower professional services costs. The decrease for the first nine months of 2009 primarily reflected lower professional services costs, offset by higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2009 was a non-cash equity-based compensation expense of $329,000 and $989,000, respectively, compared to $343,000 and $816,000 for the comparable periods of 2008. General and administrative expenses as a percentage of total revenues were 16% for both the third quarter and first nine months of 2009, compared to 17% and 16% for the third quarter and first nine months of 2008, respectively.
     The number of general and administrative personnel was 24 at both September 30, 2009 and 2008.
   Amortization of Other Intangibles
     We had no amortization charges for both the third quarter and first nine months of 2009, as compared to $12,000 and $53,000 for the third quarter and first nine months of 2008, respectively. Other intangible assets were fully amortized in 2008.
   Reorganization
     On January 18, 2008, we signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease in Dublin, Ireland. We paid approximately $5.9 million during the first nine months of 2008 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded during the first nine months of 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations.

   Financial Income, Net (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2009	2008	2009	2008
Financial income, net	$1.50	$1.98	$0.55	$0.65
of which:
Interest income and gains and losses from marketable securities, net	$1.65	$2.18	$0.58	$0.64
Foreign exchange gain (loss)	$(0.15)	$(0.20)	$(0.03)	$0.01
     Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The decrease in financial income, net, during the third quarter and first nine months of 2009 principally reflected lower interest rates, offset by higher combined cash, bank deposits and marketable securities balances held.
     We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $28,000 and $152,000 for the third quarter and first nine months of 2009, respectively, and a foreign exchange gain of $12,000 and a foreign exchange loss of $200,000 for the comparable periods of 2008.
   Other Income (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2009	2008	2009	2008
Gain on realization of investments	$1.90	$11.25	$—	$0.36
     We recorded a capital gain of $1.9 million for the first nine months of 2009 and a capital gain of $358,000 and $11.23 million for the third quarter and first nine months of 2008, respectively, from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors. We recorded a capital gain of $24,000 for the first nine months of 2008 related to the disposal of another investment.
   Provision for Income Taxes
     Our income tax expenses were $394,000 and $1.4 million for the third quarter and first nine months of 2009, respectively, compared to $384,000 and $3.3 million for the comparable periods of 2008. During the first nine months of 2009, we recorded a tax expense of $543,000 related to capital gains from the divestment of our equity investment in GloNav to NXP Semiconductors. In addition, the provision for income taxes during the third quarter and first nine months of 2009 principally reflected income earned in certain foreign jurisdictions. During the first nine months of 2008, we recorded a tax expense of $3.2 million related to capital gains from the divestment of our equity investment in GloNav to NXP Semiconductors, a tax expense of $578,000 related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $432,000 related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
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
     Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in deferred tax assets of $1.1 million at both September 30, 2009 and December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2009, we had $8.7 million in cash and cash equivalents and $83.1 million in bank deposits and marketable securities, totaling $91.8 million, compared to $84.6 million at December 31, 2008. During the first nine months of 2009, we invested $70.0 million of cash in certificates of deposits, corporate bonds and securities, and U.S. government and agency securities with maturities up to 24 months. In addition, during the same period, certificates of deposits, corporate bonds and securities, and U.S. government and agency securities were sold or redeemed for cash amounting to $59.1 million. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily include: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.
     Non-tradable deposits are short-term bank deposits with maturities of more than three months but less than one year. The non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
     Net cash provided by operating activities for the first nine months of 2009 was $2.5 million, compared to $3.4 million of net cash used in operating activities for the comparable period of 2008. For the first nine months of 2009, we expended $645,000 in connection with the restructuring of our SATA activities. For the first nine months of 2008, we expended $5.9 million in connection with reorganizations, mainly the termination of the Harcourt lease, and $2.5 million in connection with taxes associated with a capital gain from the divestment of our equity investment in GloNav to NXP Semiconductors.
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
     Net cash used in investing activities for the first nine months of 2009 was $9.3 million, compared to $26.5 million of net cash used in investing activities for the comparable period of 2008. We had a cash outflow of $28.4 million and a cash inflow of $23.6 million in respect of investments in marketable securities for the first nine months of 2009, as compared to cash outflow of $24.8 million and a cash inflow of $16.1 million in respect of investments in marketable securities for the first nine months of 2008. For the first nine months of 2009, we had a net investment of $6.1 million in short term bank deposits as compared to a net investment of $32.9 million in short term bank deposits for the comparable period of 2008. During the first nine months of 2009 and 2008, we had a cash inflow of $1.9 and $15.5 million, respectively, from the divestment of our equity investment in GloNav to NXP Semiconductors.
     Net cash provided by financing activities during the first nine months of 2009 was $2.3 million, compared to $0.4 million of net cash provided by financing activities for the comparable period of 2008.
     In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, our board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase under our share repurchase program. During the first quarter of 2009, we repurchased 140,828 shares of our common stock pursuant to the additional 10b5-1 Plan and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, at an average purchase price of $5.85 per share, for an aggregate purchase price of $0.8 million. No repurchases were made during the second and third quarters of 2009. As of September 30, 2009, 106,409 shares of our common stock remain available for repurchase under our share repurchase program. In October 2009, our board of directors authorized the termination of the additional 10b5-1 Plan such that the 106,409 shares of common stock that remain available for repurchase may be repurchased pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
     During the first nine months of 2009 and 2008, we received $3.1 and $1.6 million, respectively, from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
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
SUBSEQUENT EVENTS
     In June 2006, we divested our GPS technology and associated business to GloNav Inc. in consideration for an equity investment in GloNav, which we further divested to NXP Semiconductors in January 2008. Subsequent to the divestment, we received a portion of the milestone payments due to GloNav upon its achievement of certain revenue and product development milestones agreed upon with NXP Semiconductors, less certain fees and expenses incurred in connection with the transaction. As of September 30, 2009, we had received milestone payments aggregating $18.3 million. In October 2009, we received an additional milestone payment of $1.8 million, which will be recorded in “Other Income” in the fourth quarter of 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A majority of our revenues and a portion of our expenses are transacted in U.S. dollars, and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Israeli NIS. Increases in the volatility of the exchange rates of the Euro and the Israeli NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $28,000 and $152,000 for the third quarter and first nine months of 2009, respectively, and a foreign exchange gain of $12,000 and a foreign exchange loss of $200,000 for the corresponding periods of 2008.
     As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in Israeli NIS and Euro during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli and Irish employees denominated in Israeli NIS and Euro for a period of one to twelve months with forward and put option contracts. During the third quarter and first nine months of 2009, we recorded accumulated other comprehensive gain of $130,000 and $132,000, respectively, from our forward and put option contracts, net of taxes, with respect to anticipated payroll for our Israeli and Irish employees. During the third quarter and first nine months of 2008, we recorded accumulated other comprehensive gain of $110,000 and $56,000, respectively, from our forward and put option contracts with respect to anticipated payroll for our Israeli and Irish employees. As of September 30, 2009, the amount of other comprehensive gain from our forward and put option contracts, net of taxes, was $277,000, which will be recorded in the consolidated statements of operations in the following 12 months. We recognized a net gain of $95,000 and a net loss of $267,000 during the third quarter and first nine months of 2009, respectively, and a net loss of $56,000 and a net gain of $160,000 for the comparable periods in 2008, related to forward and put option contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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
     We hold an investment portfolio consisting principally of corporate bonds and securities, and U.S. government and agency securities. As of September 30, 2009, we had unrealized losses of $28,000 from our investments. However, we intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2009, we believe the losses associated with our investments are temporary and no impairment loss was recognized for the third quarter of 2009. However, we can provide no assurances that we will recover present declines in the market value of our investments.
     Interest income and gains from marketable securities, net, were $579,000 and $1.65 million for the third quarter and first nine months of 2009, respectively, compared to $638,000 and $2.18 million for the comparable periods in 2008. The decrease in financial income, net, during the third quarter and first nine months of 2009 principally reflected lower interest rates, offset by higher combined cash, bank deposits and marketable securities balances held.
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
     In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the current global economic downturn and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for the first three quarters of 2009 may not continue in future quarters. We currently anticipate that our operating expenses will be higher for the fourth quarter of 2009, in comparison to the prior three quarters of 2009, mainly due to increased investments in research and development, including the addition of new engineers. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
     We expect that a limited number of customers, generally varying in identity from period to period, will account for a substantial portion of our revenues in any period. Two customers accounted for 23% and 44% of our total revenues for the third quarter of 2009 and 19% and 16% of our total revenues for the first nine months of 2009. Five largest customers accounted for 83% and 55% of total revenues for the third quarter and first nine months of 2009, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may decide to satisfy their needs through in-house design and production. Our failure to obtain future customer licenses would impede our future revenue growth and could materially harm our business.
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
     Revenues derived from the handsets market accounted for approximately 51% of our total annual revenues for 2008. Similarly, revenues derived from the handsets market accounted for approximately 81% and 62% of our total revenues for the third quarter and first nine months of 2009, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
     We currently receive research grants from programs of the Office of Chief Scientist of Israel and under the funding programs of Enterprise Ireland and Invest Northern Ireland. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
We are exposed to fluctuations in currency exchange rates.
     A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the bulk of our expenses in Israel and Europe are paid in Israeli currency (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS and Euro are employee salaries. Increases in the volatility of the exchange rates of the Euro and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in Euro and NIS when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $28,000 and $152,000 for the third quarter and first nine months of 2009, respectively. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
     Approximately 88% of our total revenues for the first nine months of 2009 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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

CEVA, INC.
Date: November 6, 2009	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 6, 2009	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)