Form 10-K
period 2009-12-31
CEVA  INC
filed 2010-03-15
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $116,104,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2010

Common Stock, $0.001 par value per share	20,807,101 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2010 (the “2010 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;
•	Our belief that the growing demand for highly integrated, licensable application platforms incorporating DSP cores and all the necessary hardware and software will drive demand for our technology;
•	Our belief that the handsets market, including the penetration of handsets in emerging markets such as China, India and Latin America, presents future growth potential for CEVA;
•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;
•	Our optimism about adoption of our technologies for new categories of products, such as data cards, netbooks, and eReaders;
•
Our belief that Texas Instruments’ and Freescale’s announcement of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion;

•	Our belief that both the handsets and mobile broadband markets continue to present significant growth opportunities for us;
•	Our optimism about 2010 resulting from key customers with production capability for high volume products, including portable consumer products, set-top boxes, ultra-low-cost phones and smartphones;
•	Our belief that our research and development expenses will increase in 2010;
•	Our expectation that CEVA-X, CEVA TeakLite and CEVA Teak family of products will continue to generate a significant portion of our total revenues for 2010;
•	Our belief that our new DSP core, CEVA-XC, is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets;
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
This report contains market data prepared by third parties, including Gartner, Inc. and ABI Research. Actual market results may differ from the projections of such organizations. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Headquartered in San Jose, California, CEVA is the world’s leading licensor of silicon intellectual property (SIP) primarily for the handsets, portable and consumer electronics markets. For more than fifteen years, CEVA has been licensing a portfolio of DSP cores, subsystems and platforms to leading semiconductor and original equipment manufacturer (OEM) companies worldwide. These technologies include:
•	a family of programmable Digital Signal Processor (DSP) cores with a range of cost, power-efficiency and performance points;

•	DSP-based subsystems, the essential hardware components integrated with the DSP core to form a System-on-Chip (SoC) design; and

•
a portfolio of application-specific platforms, including multimedia (audio, video and image), voice (Voice over Internet Protocols (VoIP)), Bluetooth and Serial Storage technology (Serial ATA (SATA) and Serial Attached SCSI (SAS)).

In 2009, Gartner Inc. reported CEVA’s share of the licensable DSP market at 46%.
Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. Our IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMAX, CDMA and TD-SCDMA), mobile broadband (e.g. netbooks, eReaders, mobile Internet devices, tablets and smart metering equipment), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices, and MP3/MP4 players), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
Our revenue mix comprises of primarily IP licensing fees, per unit and prepaid royalties, and other revenues. Other revenues include revenues from support, training and sale of development systems. We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and consumer electronics companies, including Beceem, Broadcom, Ericsson, Freescale, Infineon, Intersil, Marvell, Mediatek, Mindspeed, NXP, Renesas, Samsung, Sharp, Solomon Systech, Sony, Sequans, Spreadtrum, ST Ericsson, Sunplus, VIA Telecom and Zoran.
In 2009, CEVA’s licensees shipped 334 million CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 9% over 2008 shipments of 307 million chipsets. To date, over one billion CEVA-powered chipsets have been deployed by the world’s top consumer electronics brands, including ASUS, Dell, Fujitsu, Haier, Huawei, Lenovo, LG Electronics, Motorola, Nintendo, Nokia, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Sony Ericsson, Toshiba and ZTE.
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
CEVA is traded on both NASDAQ Global Market (CEVA) and the London Stock Exchange (CVA).
Industry Background
Digital Signal Processor (DSP) Cores
Digital Signal Processors continue to be one of the fastest growing sectors of the semiconductor industry. DSP is fundamental to all broadband communication (wireless and wired), as well as digital multimedia processing (e.g. voice, audio, video and image). DSP converts an analog signal (such as the human voice or music) into digital form. Such digital form then permits features such as voice, video, audio and data compression (a mandatory feature for saving memory space and allowing more users to share the scarce frequency band in wireless or wired communication), as well as audio and video enhancements for devices such as Blu-ray DVDs, digital TVs and MP3/MP4 players.

Design Gap
The demand for advanced smartphones and ultra-low-cost (ULC) handsets, mobile broadband devices, mobile multimedia devices and home entertainment equipments has grown substantially in recent years. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.
CEVA Business
CEVA addresses the requirements of the handsets, portable and consumer electronics markets by designing and licensing programmable DSP cores, DSP-based subsystems, application-specific platforms and a range of software components which enable the rapid design of DSP-based chipsets or application-specific solutions for developing a wide variety of applications.
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
Our IP Business Model
Our objective is for our CEVA DSP cores to become the de facto DSP in the embedded DSP market. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, we recently announced a new partnership program, CEVA-XCnet, focusing on various technology and solution providers in the Software-Defined-Radio (SDR) space with complimentary offerings for the CEVA-XC communication processor. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.
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
Strategy
We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handsets, mobile broadband, video, audio, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:
•	continue to develop and enhance our range of DSP cores and associated subsystems with additional features, performance and capabilities;
•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions; and
•
capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products
We are the leading licensor of SIP platform solutions and DSP cores to the semiconductor industry. We offer a family of programmable DSP cores, associated subsystems and a portfolio of application-specific platforms, including multimedia (audio, video and image), voice (VoIP), Bluetooth and serial storage technology (SATA and SAS).
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
CEVA DSP-based Subsystems
Designers today face escalating design costs and shrinking design timelines. To further reduce the cost, complexity and associated risk of bringing products to market, CEVA has developed a range of DSP-based subsystems which combine selected hardware peripherals, which are essential to designers deploying CEVA DSP cores, with software modules and chip designs. Our subsystems contain a collection of peripherals, such as on-chip data and program memory and cache controllers, high performance Direct Memory Access (DMA) controller, Buffered Time Division Multiplexing Port (BTDMP), high-throughput Host Processor Interface (HPI) and power saving unit (PSU). These hardware subsystems are designed to easily integrate into existing SoCs, providing standard protocols and interfaces, such as Advanced High Performance Bus (AHB), Advanced Performance Bus (APB) and Advanced eXtensible Interface (AXI) bridges for host-DSP efficient communications.
CEVA Application-Specific Platforms
CEVA application-specific platforms are a family of complete system solutions for a range of applications. These application-specific platforms fundamentally reduce the complexity, cost of ownership and time-to-market for products developed utilizing these platforms. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software. Our family of platforms spans multimedia (audio, video and image) and voice (VoIP). We also offer platform solutions for Bluetooth and serial storage technologies (SATA and SAS).
Customers
We have licensed our DSP cores, DSP-based subsystems and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores, DSP-based subsystems and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Beceem, Broadcom, Ericsson, Freescale, Infineon, Intersil, Marvell, Mediatek, Mindspeed, NXP, Renesas, Samsung, Sequans, Sharp, Solomon Systech, Sony, Spreadtrum, ST Ericsson, Sunplus, VIA Telecom and Zoran. The majority of our licenses have royalty components, of which 23 licensees were shipping products incorporating our technologies pursuant to 31 licensing arrangements at the end of 2009. Of the 31 licensing arrangements, 27 are under per unit royalty arrangements and four are under prepayment arrangements. Two customers accounted for 20% and 13% of our total revenues for 2009. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

International Sales and Operations
Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 84% of our total revenues for 2009, 87% for 2008 and 79% for 2007. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.
Moreover, part of our expenses in Israel and Europe are paid in the Israeli currency, New Israeli Shekel (NIS), in the Euro and in the British pound, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. Our primary expenses paid in the NIS, the Euro and the British pound are employee salaries. As a result, an increase in the value of the NIS, the Euro or the British pound in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in the NIS, the Euro and the British pound during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli, Irish and British employees denominated in the NIS, the Euro and the British pound for a period of one to twelve months with forward and options contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.
Sales and Marketing
We license our technology through a direct sales force. As of December 31, 2009, we had 22 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Sweden, Israel and the United States.
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
We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences, and posting information on our website. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.
Technical Support
We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Japan, Sweden and the United States. Our technical support services include:
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
We believe that our technical support services are the means to assist our licensees to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated DSP core architecture, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers, and meet with them from time to time to track the implementation of our technology.

Research and Development
Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer needs.
Our research and development and customer technical support teams, consisting of 125 engineers as of December 31, 2009, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and solutions. In addition, we engage third party contractors with specialized skills as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $19, $20 and $17 million in 2007, 2008 and 2009, respectively.
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
Competition
The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores and solutions. We believe that the principal competitive elements in our field are DSP performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.
The markets in which we compete are dominated by large, fully-integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:
•	IP vendors that offer programmable DSP cores;
•	IP vendors of general purpose processors with DSP extensions;
•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization; and
•	internal design groups of large chip companies that develop proprietary DSP cores or engines for their own application-specific chipsets.
We face direct competition in the DSP core space mainly from Tensilica and Verisilicon which licenses DSP cores in addition to its semiconductor business (Verisilicon) or configurable cores (Tensilica).
In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, CPU companies, such as ARM Holdings, MIPS Technologies, Virage Logic (through its acquisition of ARC) and Tensilica have added a DSP extension and make use of it to provide platform solutions in the areas of video and audio.
With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as Mediatek, NXP, STMicroelectronics and Zoran license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.
Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:
•	in the multimedia market — Chips & Media, Hantro (acquired by On2), Imagination Technologies and Virage Logic (through its acquisition of ARC);

•	in the serial storage technology area — ARM Holdings, Gennum’s Snowbush IP Group, Silicon Image and Synopsys;
•	in VoIP applications — ARM Holdings, MIPS Technologies and Verisilicon; and
•	in audio applications — ARM Holdings, Tensilica, Verisilicon and Virage Logic.
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
We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores, DSP-based subsystems and application-specific platform technologies. As of December 31, 2009, we hold 42 patents in the United States and 10 patents in the EME (Europe and Middle East) region and three patents in Asia Pacific (APAC) region, with expiration dates between 2013 and 2024. In addition, as of December 31, 2009, we have 12 patent applications pending in the United States, one pending patent application in Canada, six pending patent applications in the EME region and three pending patent applications in the APAC region.
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
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Questions of infringement in the semiconductor field involve highly technical and subjective analyses. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. Litigation may in the future be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot assure you that we would be able to prevail in any such litigation, or be able to devote the financial resources required to bring such litigation to a successful conclusion.
In any potential dispute involving our patents or other intellectual property, our licensees also could become the targets of litigation. We are generally bound to indemnify licensees under the terms of our license agreements. Although our indemnification obligations are generally subject to a maximum amount, these obligations could nevertheless result in substantial expenses. In addition to the time and expense required for us to indemnify our licensees, a licensee’s development, marketing and sale of products embodying our solutions could be severely disrupted or shut down as a result of litigation.
We also rely on trademark, copyright and trade secret laws to protect our intellectual property. We have registered trademark in the United States for our name CEVA and the related CEVA logo, and currently market our DSP cores and other technology offerings under this trademark.

Employees
The table below presents the number of employees of CEVA as of December 31, 2009 by function and geographic location.

Number
Total employees	184

Function

Research and development	125
Sales and marketing	22
Technical support	13
Administration	24

Location

Israel	136
Ireland	16
United Kingdom	7
United States	10
Elsewhere	15
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	We compete directly in the DSP core space with Tensilica and Verisilicon;
•	CPU IP providers, such as Virage Logic (through its acquisition of ARC), ARM Holdings, MIPS Technologies and Tensilica, who offer DSP and DSP extensions to their IP;
•
Our video solution is software-based and competes with hardware implementations offered by companies such as Hantro (acquired by On2), Imagination Technologies, Chips & Media, and Virage Logic (through its acquisition of ARC);

•	Internal engineering teams, such as Mediatek, NXP, STMicroelectronics and Zoran, may design programmable DSP core products in-house and therefore not license our technologies; and
•
SATA and SAS IP markets are highly standardized with several vendors, such as ARM Holdings, Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenue.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of DSP performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.
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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;
•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
•	any delay in execution of any anticipated licensing arrangement during a particular quarter;
•	delays in the commercialization of end products that incorporate our technology;
•	currency fluctuations of the Euro and NIS versus the U.S. dollar;
•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;
•	our ability to scale our operations in response to changes in demand for our technologies;
•	entry into new markets, including China, India and Latin America;
•	changes in our pricing policies and those of our competitors;
•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and
•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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
In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the current economic conditions and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for 2009 may not continue in future quarters. We currently anticipate that our operating expenses will be higher for 2010, in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers and currency exchange expenses as the U.S. dollar is currently devaluated against the NIS, the Euro, and the British pound, which are the currencies for expenses relating to employee salaries. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Two customers, varying in identity from period-to-period, accounted for 20% and 13% of our total revenues in 2009. Our five largest customers, varying in identity from period-to-period, accounted for 53% of our total revenues in 2009, 49% in 2008 and 53% in 2007. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 73% of our total royalty revenues in 2009, 79% in 2008 and 68% in 2007. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the handsets market accounted for approximately 57% of our total revenues for 2009, 51% for 2008 and 36% for 2007. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
We depend on market acceptance of third-party semiconductor intellectual property.
The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs towards licensing open DSP cores. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as smartphones, mobile broad band, ultra-low-cost phones in emerging markets, Personal Multimedia Players (PMP), Blu-ray DVDs, connected digital TVs and set-top boxes with high definition audio and video. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.
The trends that would enable our growth are largely beyond our control. Semiconductor customers also may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly-integrated chipsets that embed our technologies. If the above referenced market shifts do not materialize or third-party SIP does not achieve market acceptance, our business, results of operations and financial condition could be materially harmed.

Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.
We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the company. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our existing or potential customers will select our technology for incorporation into their own product and without this “design win,” it becomes significantly difficult to sell our IP solutions. Moreover, even after a customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our technology not reaching the market until long after the initial “design win” with such customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, current economic conditions may further prolong a customer’s decision-making process and design cycle.
Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote our IP solutions. In addition, our unit royalties from licenses are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times, particularly in recent periods, including the global economic downturn that started in the second half of 2008. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.
Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.
Approximately 84% of our total revenues in 2009, 87% in 2008 and 79% in 2007 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
•	unexpected changes in regulatory requirements;
•	fluctuations in the exchange rate for the U.S. dollar;
•	imposition of tariffs and other barriers and restrictions;
•	burdens of complying with a variety of foreign laws, treaties and technical standards;
•	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;
•	multiple and possibly overlapping tax structures and potentially adverse tax consequences;
•	political and economic instability; and
•	changes in diplomatic and trade relationships.
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
Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.
During the 2008-2009 global downturn, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our total revenues decreased in 2009 as compared to 2008. These conditions made and continue to make it extremely difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. Furthermore, during challenging economic times our customers may face various economic issues, including reduced demand for their products, longer design or production cycles, inability to gain timely access to sufficient credit, focus on cash preservation and tighter inventory management, all of which could result in an impairment of their ability to make timely payments to us and could cause reduced spending on our technologies.
Moreover, we operate within the semiconductor industry which experiences significant fluctuations in sales and profitability. The industry was materially adversely affected by the 2008-2009 global downturn. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations.
If global economic and market conditions remain uncertain or persist, spread or deteriorate further, we could experience a material adverse impact on our business and results of operations.

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
We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received an aggregate of $1,731,000, $959,000 and $319,000 in 2009, 2008 and 2007, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
We are exposed to fluctuations in currency exchange rates.
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS), Euro and British Pound, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in the NIS, Euro and British Pound are employee salaries. Increases in the volatility of the exchange rates of the NIS, Euro and British Pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in NIS, Euro and British Pound when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This approach has resulted in a foreign exchange loss of $142,000 in 2009, a foreign exchange loss of $134,000 in 2007 and a foreign exchange gain of $38,000 in 2007. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.
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
Our success and ability to compete depend in large part upon the protection of our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret, mask work and other intellectual property rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement or protect us from the claims of others. As a result, we face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties.
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
We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There are a large number of patents held by others, including our competitors, pertaining to the broad areas in which we are active. We have not, and cannot reasonably, investigate all such patents. From time to time, we have become aware of patents in our technology areas and have sought legal counsel regarding the validity of such patents and their impact on how we operate our business, and we will continue to seek such counsel when appropriate in the future. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. Infringement claims may require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of these claims. Any necessary licenses may not be available or, if available, may not be obtainable on commercially reasonable terms. If we cannot obtain necessary licenses on commercially reasonable terms, we may be forced to stop licensing our technology, and our business would be seriously harmed.
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 25% in 2010 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our first four investment programs have expired and are subject to corporate tax of 26% in 2009 and 25% in 2010. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to the second and third investment programs, and a reduced taxable income was attributed to the fourth investment program. The tax benefits under our other investment programs are scheduled to gradually expire, starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.
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
Legislative action in the United States could materially and adversely affect us from a tax perspective.
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In 2009 and 2010, President Obama’s administration announced budgets, which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.
Our stock price may be volatile so you may not be able to resell your shares of our common stock at or above the price you paid for them.
Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.
We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2009:

			Area
Location	Term	Expiration	(Sq. Feet)	Principal Activities

San Jose, CA, U.S. (1)	3 years	2010	5,250	Headquarters; sales and marketing; administration

Herzeliya, Israel (2)	4 years	2010	26,460	Research and development; administration

Dublin, Ireland (3)	1 year	2010	2,270	Research and development; administration

Cork, Ireland (4)	25 years	2025	10,000	Research and development

Belfast, UK (5)	15 years	2019	2,600	Research and development

(1)	Lease expires in August 2010. We are currently considering options for an alternative lease.

(2)	In January 2010, we extended the lease for an additional 4 years (expiration 2014).

(3)	We are currently negotiating to extend this lease.

(4)	Break clause in the lease exercisable in 2011.

(5)	Break clause in the lease exercisable on six months notice and payment of one year’s rent.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position
ITEM 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT
Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been appointed by our board of directors to serve until their successors are elected and qualified or until their earlier resignation or removal.
Gideon Wertheizer, age 53, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 27 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP — Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.
Yaniv Arieli, age 41, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.
Issachar Ohana, age 44, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of February 26, 2010, there were approximately 7,920 holders of record, which we believe represents approximately 13,020 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 8, 2010 was $12.70 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of
	Common Stock
	High	Low
2009
First Quarter	$7.48	$5.14
Second Quarter	$8.76	$7.19
Third Quarter	$10.90	$7.91
Fourth Quarter	$12.86	$9.77

2008
First Quarter	$12.04	$7.44
Second Quarter	$9.95	$7.87
Third Quarter	$10.44	$7.49
Fourth Quarter	$8.73	$5.46
We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.
Information as of December 31, 2009 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2010 Proxy Statement for the 2010 annual meeting of stockholders to be held on May 25, 2010 and incorporated herein by reference.
2010 Annual Meeting of Stockholders
We anticipate that the 2010 annual meeting of our stockholders will be held on May 25, 2010 in New York City, NY.

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

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

CEVA, Inc	100.00	68.74	71.04	134.07	76.86	141.21

NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61

Specialized Semiconductor	100.00	102.35	117.55	151.72	69.29	104.13
The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2004, through December 31, 2009, with the cumulative total return on The NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index.
This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2004), the NASDAQ Global Market (U.S.) and the Hemscott Specialized Semiconductor Group Index on December 31, 2004, and assumes dividends, if any, are reinvested.
Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing	$23,935	$22,160	$19,499	$21,701	$18,764
Royalties	6,820	6,324	9,095	14,349	16,225
Other revenue	4,881	4,021	4,617	4,315	3,478

Total revenues	35,636	32,505	33,211	40,365	38,467
Cost of revenues	4,217	4,035	3,851	4,668	4,117

Gross profit	31,419	28,470	29,360	35,697	34,350
Operating expenses:
Research and development, net	20,153	18,769	19,136	20,172	16,561
Sales and marketing	6,577	6,268	6,253	7,088	6,732
General and administrative	5,742	5,882	5,721	6,637	6,087
Amortization of intangible assets	823	414	148	53	—
Reorganization, restructuring and severance charge	3,207	—	—	4,121	—
Impairment of assets	510	—	—	—	—

Total operating expenses	37,012	31,333	31,258	38,071	29,380

Operating income (loss)	(5,593)	(2,863)	(1,898)	(2,374)	4,970
Financial income, net	1,820	2,620	3,211	2,729	2,048
Other income, net	1,507	57	425	12,011	3,712

Income (loss) before taxes on income	(2,266)	(186)	1,738	12,366	10,730
Income tax expense (income)	—	(88)	447	3,801	2,384

Net income (loss)	$(2,266)	$(98)	$1,291	$8,565	$8,346

Basic net income (loss) per share	$(0.12)	$(0.01)	$0.07	$0.43	$0.42
Diluted net income (loss) per share	$(0.12)	$(0.01)	$0.06	$0.42	$0.41

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$61,240	$65,001	$77,312	$83,886	$101,169
Total assets	115,749	121,080	128,989	137,586	155,260
Total long-term liabilities	4,295	4,216	4,647	3,788	4,483
Total stockholders’ equity	$102,233	$106,143	$114,388	$121,659	$139,096

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008				2009
Revenues:
Licensing	$5,088	$6,026	$5,974	$4,613	$4,544	$4,273	$5,242	$4,705
Royalties	3,733	3,038	3,296	4,282	3,759	3,950	3,694	4,822
Other revenue	1,246	1,019	936	1,114	1,210	887	723	658

Total revenues	10,067	10,083	10,206	10,009	9,513	9,110	9,659	10,185

Cost of revenues	1,170	1,268	1,105	1,125	1,210	1,152	849	906

Gross profit	8,897	8,815	9,101	8,884	8,303	7,958	8,810	9,279

Operating expenses:
Research and development, net	5,120	5,235	4,778	5,039	4,075	3,996	4,061	4,429
Sales and marketing	1,773	1,806	1,822	1,687	1,636	1,650	1,628	1,818
General and administrative	1,590	1,696	1,705	1,646	1,472	1,558	1,525	1,532
Amortization of other intangible assets	21	20	12	—	—	—	—	—
Reorganization, restructuring and severance charge	3,537	—	—	584	—	—	—	—

Total operating expenses	12,041	8,757	8,317	8,956	7,183	7,204	7,214	7,779
Operating income (loss)	(3,144)	58	784	(72)	1,120	754	1,596	1,500
Financial income, net	808	522	645	754	476	474	551	547
Other income, net	10,869	24	358	760	—	1,901	—	1,811

Income before taxes on income	8,533	604	1,787	1,442	1,596	3,129	2,147	3,858
Income taxes expense (income)	3,022	(87)	384	482	228	814	394	948

Net income	$5,511	$691	$1,403	$960	$1,368	$2,315	$1,753	$2,910
Basic net income per share	$0.27	$0.03	$0.07	$0.05	$0.07	$0.12	$0.09	$0.14
Diluted net income per share	$0.27	$0.03	$0.07	$0.05	$0.07	$0.12	$0.09	$0.14
Weighted average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,095	20,140	20,157	19,647	19,557	19,515	19,689	20,101
Diluted	20,724	20,804	20,799	19,977	19,754	20,014	20,492	21,375

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2009, both appearing elsewhere in this annual report.
CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2009, our licensees shipped over 334 million CEVA-powered chipsets, an increase of 9% over 2008 shipments of 307 million chipsets. In 2009, Gartner Inc. reported our share of the licensable DSP market at 46%.
Given the technological complexity of DSP-based applications, there are increased requirements to supplement the DSP core IP with additional technologies in the form of integrated application-specific hardware peripherals and software components. Therefore, we believe there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers, like us, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.
During the past three years, our business has shown significant growth as a result of the widespread deployment of our DSP cores with all top five handset OEMs — LG Electronics, Motorola, Nokia, Samsung, and Sony Ericsson — and many others, including a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 13% in 2009 from 2008 and increased 78% when comparing 2009 to 2007. Based on internal data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies approximately doubled in 2009 from 13% to 27% of the worldwide handsets volume based on third quarter worldwide shipments of handsets for 2008 and 2009. Revenues derived from the handsets market accounted for approximately 58% and 57% of our total annual royalty revenues and total annual revenues, respectively, for 2009. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Also, we are optimistic about adoption of our technologies for new categories of products, such as data cards, netbooks, and eReaders. The announcement by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion.
We believe both the handsets and mobile broadband markets continue to present significant growth opportunities for CEVA. At the end of 2009, there were more than four billion cellular connections worldwide, which is 60% of the entire global population. Gartner Inc. predicts that worldwide handset shipments will grow 9% in 2010 to 1.3 billion units, with the majority of the growth coming from ultra-low-cost phone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the ultra-low-cost phone, smartphone and mobile broadband markets as key chip suppliers serving these markets use our technologies broadly. ABI Research forecasts that shipments of cellular-based devices will nearly double in 2014 from 2009, reaching 2.2 billion units. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity. More commonly referred to as mobile broadband connectivity, these devices comprise of various consumer and machine-to-machine equipment, including eReaders, netbooks, tablets, data cards and smart metering equipment. Every cellular-connected device requires a DSP-based modem for connectivity and many of the leading suppliers of these modems are using our DSP technologies.
Beyond products enabled by our technologies in handsets and mobile broadband markets, in 2009, we witnessed a noticeable increase in design starts of next-generation 4G WiMAX/LTE products utilizing our advanced DSP cores. Fourth generation wireless products require much greater performance and flexibility than 3G products. In addition to our CEVA-X family of DSP cores currently being designed into multiple 4G chipsets, we introduced a new DSP architecture, the CEVA-XC, in February 2009, to specifically address the unique and evolving needs of implementing LTE/4G, WiMAX and Software Defined Radio (SDR)-based wireless communication applications. We believe this new product line is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets.
As a result of the worldwide economic downturn that started in the second half of 2008, revenue derived from licensing of DSP cores and subsystems to semiconductor and OEM companies in the consumer electronics markets, including mobile multimedia and home entertainment, decreased in the first half of 2009 with a modest growth in the second half of 2009. Our total revenues also decreased in 2009 as compared to 2008. We are optimistic about 2010 as we have a few key customers with production capability for high volume products, including portable consumer products, set-top boxes, ultra-low-cost phones and smartphones. We expect continued growth in these categories in 2010 if the market returns to its normal seasonal growth.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We currently anticipate that our operating expenses will increase during 2010 in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers and currency exchange expenses as the U.S. dollar is currently devaluated against the NIS, Euro, and British Pound, which are the currencies for expenses relating to employee salaries. Moreover, we must continue to monitor and control our operating expenses and maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, connected devices in the form of DTV, set-top boxes, tablets, mobile Internet devices, HD video and audio within products such as Blu-ray DVDs, digital TVs, set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as China, India and Latin America, where the penetration of handsets, especially ultra-low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technology, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.
Furthermore, the 2008-2009 worldwide economic downturn has resulted in slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our total revenues decreased in 2009 as compared to 2008. Although the global market shows signs of recovery and stabilization, if market conditions remain uncertain or deteriorate, we could experience reduced spending by our customers for our products and services in 2010. We also operate primarily in the semiconductor industry, which is cyclical, and the 2008-2009 downturn resulted in a significant downturn of the semiconductor industry. The result was decreased product demand, excess customer inventories, and accelerated erosion of prices.
Moreover, due to the economic uncertainties, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, the current economic conditions, and specifically the volatility in the semiconductor and consumer electronics industries, could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
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
We generate our revenues from (1) licensing intellectual property, which in certain circumstances is modified to customer-specific requirements, (2) royalty income and (3) other revenues, which include revenues from support, training and sale of development systems. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs of a variety of consumer electronics products. We also license our technology directly to OEMs, which are considered end users.
We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues are recognized when: (1) persuasive evidence of an arrangement exists and no further obligation exists; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements should be allocated to each element based on the relative fair value of the elements. However, with respect to certain transactions, for multiple element transactions, revenue can be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement. However, we do not believe we have sufficient VSOE of fair value to make such allocations in certain cases in which we undertake services for our customers. Accordingly, in multiple elements agreement which includes IP license and related services, and the related services are not essential to the functionality of the IP license, the entire arrangement fee is recognized as the services are performed.
Extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable, then revenue is recognized as payments are collected from the customer, provided all other revenue recognition criteria have been met. Our management characterizes all arrangements that become due after 10 months as extended payments and revenue is recognized as each payment becomes due, provided all other revenue recognition criteria have been met.
Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition,” using contract accounting on a percentage of completion method, in accordance with the input method. The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2009, no such losses were identified.
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

Royalties from licensing the right to use our IP are recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. We determine such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties (prepaid royalties) are recognized upon payment becoming due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.
In addition to license fees, contracts with customers generally contain an agreement to provide support and training, which consists of an identified customer contact and telephone or e-mail support. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. We recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee. Revenue from training is recognized as the training is performed.
Revenue from the sale of development systems is recognized when title to the product passes to the customer and all other revenue recognition criteria have been met.
We usually do not provide rights of return. When rights of return are included in the license agreements, revenue is deferred until rights of return expire.
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
Accounting for Income Taxes
In the ordinary course operation of our global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, segregation of foreign and domestic income and expense to avoid double taxation and the complex issues involved in operating within multiple taxing jurisdictions. For example, we do not provide for U.S. Federal income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested indefinitely and, in our opinion, will not be distributed to CEVA, Inc., the U.S. parent company. Although we believe that our estimates relating to our worldwide income tax expenses are reasonable, the final tax outcome may be different than those reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our effective tax rate in a given financial statement period and therefore materially affect our income tax provision and net income (loss) for the period in which such determination is made.
Moreover, we may be subject to audits in multiple jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution, including questions regarding our tax filing positions, the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various tax filing positions, including state, foreign and local taxes, we record reserve for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. In our management’s opinion, adequate provisions for income taxes have been made. To the extent we prevail in matters for which reserve has been established, or are required to pay amounts in excess of the reserve, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate for the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
Furthermore, deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Our accounting for deferred taxes under FASB ASC No. 740 “Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. We currently believe that it is more likely than not that the deferred tax assets relating to the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. If we are not able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings during the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

Goodwill
We apply FASB ASC No. 350, “Intangibles — Goodwill and Other.” Goodwill is carried at cost and is not amortized. Goodwill should be tested for impairment at least annually or between annual tests under certain circumstances and written down when impaired. We conduct our annual test of impairment for goodwill on October 1st of each year.
In addition, we test to see if impairment exists periodically whenever events or circumstances occur subsequent to our annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Important indicators which we consider in determining whether an impairment is triggered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value.
The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. We market our products and services in one segment and allocate goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using our market capitalization as fair value. Accordingly, in conducting the first step of the impairment test, we compare the carrying value of our assets and liabilities, including goodwill, to our market capitalization. If the carrying value exceeds the fair value, goodwill is potentially impaired and we then complete the second step to measure the impairment loss. If the fair value exceeds the carrying value, the second step to measure the impairment loss is not required.
The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To estimate the implied fair value of the goodwill, we allocate the fair value of the reporting unit among the assets and liabilities of the reporting unit, including any unrecognized, intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We estimate the future cash flows to determine the fair value of these assets and liabilities. These cash flows are then discounted at rates reflecting the respective specific industry’s cost of capital. If, upon review, the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized in the amount equal to that excess.
Should our market capitalization decline, in assessing the recoverability of goodwill, we may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or related assumptions change in subsequent periods or actual cash flows are below our estimates, an impairment loss not previously recorded may be required for these assets.
On October 1, 2009, we conducted our annual goodwill impairment test. Because our market capitalization exceeded the carrying value, including goodwill, on the evaluation date, goodwill was not considered impaired.
Accounting for Equity-Based Compensation
We account for equity-based compensation in accordance with FASB ASC No. 718-10, “Stock Compensation” which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based payment awards made to employees and non-employee directors. We estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on our consolidated income statement. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. Since January 1, 2007, we have used the Monte-Carlo simulation model for options granted. Determining the fair value of equity-based awards on the grant date requires the exercise of judgment, including the amount of equity-based awards that are expected to be forfeited, which takes into account the probability of termination or retirement of the option holder. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

Accounting for Marketable Securities
Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. In accordance with FASB ASC No. 320-10-25, “Investment in Debt and Equity Securities Recognition,” we classified marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the consolidated statements of operations. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because we may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.
We periodically assess whether our investments with unrealized loss positions are other-than-temporarily impaired. Other-than-temporary impairment (“OTTI”) charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize OTTI on our marketable securities in 2009.
Recently issued accounting standards:
In October 2009, the FASB issued a new accounting standard, Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements,” which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard, ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. We are currently evaluating the impact of these standards on our consolidated results of operations or financial condition.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard effective October 1, 2009.The adoption did not have a material impact on the financial statements.
In June 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles (“GAAP”) (the “Codification”). The Codification was effective for interim and annual periods ended after September 15, 2009 and became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (U.S. GAAP), other than guidance issued by the Securities and Exchange Commission. The standard did not have a material impact on our consolidated financial statements or notes thereto. We have appropriately updated our disclosures with the appropriate Codification references for the year ended December 31, 2009. As such, all the notes to the consolidated financial statements have been updated with the appropriate Codification references.
In May 2009, the FASB issued FASB ASC No. 855, “Subsequent Events.” This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for fiscal years and interim periods ended after June 15, 2009. The adoption did not have a material impact on the financial statements.
In April 2009, we adopted the FASB’s updated guidance related to investments and debt securities, which amends the OTTI guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of OTTIs in the financial statements. Under the updated guidance, if OTTI occurs, and it is more likely than not that we will not sell the investment or debt security before the recovery of our amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. The adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which provides additional guidance for estimating fair value in accordance with the guidance related to fair value measurements when the volume and level of activity for an asset or liability have significantly decreased. The updated standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial condition.
RESULTS OF OPERATIONS
The following table presents line items from our consolidated statements of operations as percentages of our total revenues for the periods indicated:

	2007	2008	2009
Consolidated Statements of Operations Data:
Revenues:
Licensing	58.7%	53.8%	48.8%
Royalties	27.4%	35.5%	42.2%
Other revenue	13.9%	10.7%	9.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	11.6%	11.6%	10.7%
Gross profit	88.4%	88.4%	89.3%
Operating expenses:
Research and development, net	57.6%	50.0%	43.1%
Sales and marketing	18.8%	17.6%	17.5%
General and administrative	17.2%	16.4%	15.8%
Amortization of other intangible assets	0.5%	0.1%	—
Reorganization, restructuring and severance charge	—	10.2%	—

Total operating expenses	94.1%	94.3%	76.4%

Operating income (loss)	(5.7)%	(5.9)%	12.9%
Financial income, net	9.6%	6.7%	5.3%
Other income	1.3%	29.8%	9.7%

Income before taxes on income	5.2%	30.6%	27.9%
Taxes on income	1.3%	9.4%	6.2%

Net income	3.9%	21.2%	21.7%

Discussion and Analysis
Below we provide information on the significant line items in our consolidated statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.
Revenues
Total Revenues

	2007	2008	2009
Total revenues (in millions)	$33.2	$40.4	$38.5
Change year-on-year	—	21.5%	(4.7)%
The decrease in total revenues from 2008 to 2009 principally reflected a combination of lower licensing and other revenues, offset by higher royalty revenues. The increase in total revenues from 2007 to 2008 principally reflected a combination of higher licensing and royalty revenues.

We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technologies, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-defined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 4%, 3% and 16% of total revenues in 2009, 2008 and 2007, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technologies is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
In 2009, two customers accounted for 20% and 13% of our total revenues, compared to one customer that accounted for 20% of our total revenues in 2008 and three customers that accounted for 17%, 11% and 12% of our total revenues in 2007. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of customers. The five largest customers accounted for 53% of our total revenues in 2009, 49% in 2008 and 53% in 2007.
The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2007	2008	2009
CEVA-X family	19%	27%	40%
CEVA TeakLite family	45%	38%	35%
CEVA Teak family	16%	15%	13%
We expect these products will continue to generate a significant portion of our total revenues for 2010. The remaining amount consists of other families of products and services that each represented less than 10% of our total revenues.
Revenues from baseband chips for handsets that incorporate our technologies accounted for approximately 57%, 51% and 36% of our total annual revenues for 2009, 2008 and 2007, respectively.
Licensing Revenues

	2007	2008	2009
Licensing revenues (in millions)	$19.5	$21.7	$18.8
Change year-on-year	—	11.3%	(13.5)%
The decrease in licensing revenues from 2008 to 2009 principally reflected lower revenues from our CEVA-Teak DSP core family of products and CEVA-TeakLite DSP core family of products and the inclusion of licensing revenues from u-blox AG to resolve a license dispute in 2008, partially offset by higher revenues from our CEVA-X DSP core family of products. The decrease also reflected the 2008-2009 economic downturn and the overall lower new design starts and technology investments by our customers. The increase in licensing revenues from 2007 to 2008 resulted mainly from licensing revenue received pursuant to our agreement with u-blox AG to resolve a license dispute as mentioned above.
Licensing revenues accounted for 48.8% of our total revenues in 2009, compared with 53.8% and 58.7% of our total revenues in 2008 and 2007, respectively. The percentage decrease in licensing revenues principally reflected the increase in royalty revenues. In 2009, we signed 34 new license agreements compared to 30 and 36 in 2008 and 2007, respectively.
Royalty Revenues

	2007	2008	2009
Royalty revenues (in millions)	$9.1	$14.3	$16.2
Change year-on-year	—	57.8%	13.1%
Based on internal data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies represented approximately 27% and 13% of the worldwide handsets volume based on third quarter shipments in 2009 and 2008, respectively, and accounted for approximately 58% and 51% of our total annual royalty revenues for 2009 and 2008, respectively. Generally, the average royalty per unit from handsets incorporating our technologies is lower than the average royalty per unit from other consumer electronics products incorporating our technologies.
Royalty revenues for 2009 include $0.9 million of royalties resulting from “catch up” royalties on past shipments from an existing customer. Excluding the “catch up” royalties, the increase in royalty revenues from 2008 to 2009 reflected our market share expansion in the handsets market, as well as new shipments of a portable multimedia device. The increase was offset by overall lower shipments of products by our customers in the consumer electronics market due to the 2008-2009 global economic downturn and a decrease in the average royalty rate per unit due to larger volume shipments which gradually reduced the per unit royalty rate and an increase in volume of lower end handsets which bear a lower royalty rate. The increase in royalty revenues from 2007 to 2008 reflected increased unit shipments and market share expansion in 3G and 2G handsets markets. This increase was mainly due to a substantial production ramp-up by two of our customers in different segments of the handsets market. The five largest customers paying per unit royalty accounted for 73.4% of total royalty revenues in 2009, compared to 78.9% and 67.9% in 2008 and 2007, respectively.

Our per unit and prepaid royalty customers reported sales of 334 million chipsets incorporating our technologies in 2009, compared to 307 million in 2008 and 227 million in 2007. The increase in units shipped in 2009 compared to 2008 reflected increased unit shipments of handsets both in the low-end phone and smartphone segments, offset by decreased shipments of consumer electronic products reflecting the 2008-2009 worldwide economic downturns. The increase in units shipped in 2008 compared to 2007 reflected increased unit shipments of our CEVA-DSP cores by licensees in the 2/3G baseband cellular phone markets. This increase reflected market share expansion of our technologies in the baseband market by replacing chips from Texas Instruments and Qualcomm with our technologies. The increase in 2008 in comparison to 2007 was partially offset by lower shipments of chips incorporated in DVD and hard disc drive products, mainly as a result of the worldwide economic downturn that began during the second half of 2008 within the consumer electronics market.
Other Revenues
Other revenues include support and training for licensees and sale of development systems.

	2007	2008	2009
Other revenues (in millions)	$4.6	$4.3	$3.5
Change year-on-year	—	(6.5)%	(19.4)%
The decrease in other revenues in 2009 compared to 2008 principally reflects a decrease in revenues from both support revenues and sales of development systems. The decrease in other revenues in 2008 compared to 2007 principally reflects a decrease in revenues from sales of development systems, offset by higher support revenues.
Geographic Revenue Analysis

	2007			2008			2009
	(in millions, except percentages)
United States	$6.9		20.9%	$5.3		13.1%	$6.0		15.5%
Europe, Middle East (EME) (1) (2)	$11.5		34.6%	$22.3		55.2%	$17.9		46.4%
Asia Pacific (APAC) (3) (4) (5)	$14.8		44.5%	$12.8		31.7%	$14.6		38.1%

(1) Sweden	$3.8		11.3%	$8.0		19.9%	$7.5		19.4%

(2) Switzerland	*	)	* )	$5.9		14.7%	*	)	* )

(3) Japan	$4.4		13.2%	$5.1		12.7%	$4.5		11.6%

(4) Taiwan	$6.1		18.2%	*	)	* )	*	)	* )

(5) China	*	)	* )	*	)	* )	$6.4		16.7%

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from period to period.
The increase in revenues in absolute and percentage terms in the United States from 2008 to 2009 primarily reflected licensing revenues from an agreement with a leading company who will use CEVA’s technologies, particularly in the LTE market. The decrease in revenues in absolute and percentage terms in the EME region from 2008 to 2009 primarily reflected lower revenues from our CEVA-TeakLite DSP core family of products and the inclusion of licensing revenues from u-blox AG to resolve a license dispute in 2008, partially offset by higher revenues from our CEVA-X DSP core family of products in 2009. The increase in revenues in absolute and percentage terms in the APAC region from 2008 to 2009 primarily reflected higher revenues from our CEVA-X DSP core family of products and higher revenues from our SATA and SAS IP, partially offset by lower revenues from our CEVA-Teak DSP core family of products and CEVA-TeakLite DSP core family of products. In the United States, revenues decreased in 2008 compared to 2007 in all segments of our business due to the U.S. economic downturn that started during the second half of 2008 and fewer development sites for handset OEMs. The increase in revenues in absolute and percentage terms in the EME region in 2008 compared to 2007 primarily reflected higher revenues from our GPS IP, mainly as a result of our agreement with u-blox AG to resolve a license dispute, as well as higher revenues from our CEVA-DSP core family of products. The decrease in revenues in absolute and percentage terms in the APAC region in 2008 compared to 2007 primarily reflected lower revenues from our CEVA-DSP core family of products in that region.

Cost of Revenues

	2007	2008	2009
Cost of revenues (in millions)	$3.9	$4.7	$4.1
Change year-on-year	—	21.2%	(11.8)%
Cost of revenues accounted for 10.7% of total revenues in 2009, compared with 11.6% of total revenues in both 2008 and 2007. The absolute and percentage decrease in cost of revenues in 2009 compared to 2008 principally reflected: (i) the execution of a lower number of license agreements with engineering service requirements which decreased cost of goods labor expenses during 2009, as compared to 2008, and (ii) lower royalty payback expenses paid to the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade, partially offset by higher labor-related and commission costs. The absolute and percentage increase in cost of revenues in 2008 compared to 2007 principally reflected (i) the execution of a larger number of license agreements with engineering service requirements which increased cost of goods labor expenses during 2008, as compared to 2007, (ii) higher royalty payback expenses paid to the Office of the Chief Scientist of Israel, and (iii) higher labor-related costs mainly due to the recruitment of additional employees for our support team. Royalty payback expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.
Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractor, materials, royalty payback expenses paid to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses.
Operating Expenses

	2007	2008	2009
	(in millions)
Research and development, net	$19.1	$20.2	$16.6
Sales and marketing	$6.2	$7.1	$6.7
General and administration	$5.7	$6.6	$6.1
Amortization of intangible assets	$0.2	$0.1	—
Reorganization, restructuring and severance charge	$—	$4.1	$—

Total operating expenses	$31.2	$38.1	$29.4

Change year-on-year	—	21.8%	(22.8)%
The decrease in total operating expenses in 2009 compared to 2008 principally reflected (i) a restructuring and reorganization expense in the amount of $4.1 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during 2008, (ii) lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, (iii) lower professional services costs, and (v) higher research and development grants received from the Israeli government. The increase in total operating expenses in 2008 compared to 2007 principally reflected (i) a restructuring and reorganization expense in the amount of $4.1 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during 2008, (ii) expenses associated with the restructuring of SATA activities, (iii) higher salary and related costs, partially as a result of the devaluation of the U.S. dollar against the Euro and the NIS, (iv) higher professional services costs, and (v) higher non-cash equity-based compensation expenses, partially offset by an increase in research and development grants received from the Office of the Chief Scientist of Israel.
Research and Development Expenses, Net

	2007	2008	2009
Research and development expenses, net (in millions)	$19.1	$20.2	$16.6
Change year-on-year	—	5.4%	(17.9)%

The net decrease in research and development expenses in 2009 compared with 2008 reflected lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, an increase in research grants received from the Office of the Chief Scientist of Israel and lower non-cash equity-based compensation expenses. The net increase in research and development expenses in 2008 compared with 2007 reflected higher salary and related expenses, mainly as a result of the devaluation of the U.S. dollar against the Euro and the NIS, and higher non-cash equity-based compensation expense, offset by an increase in research grants received from the Office of the Chief Scientist of Israel. The average number of research and development personnel in 2009 was 121, compared to 127 in 2008 and 136 in 2007. The number of research and development personnel was 125 at December 31, 2009, compared with 128 at year-end 2008 and 136 at year-end 2007.
Research and development expenses, net of related government grants, were 43.1% of total revenues in 2009, compared with 50.0% in 2008 and 57.6% in 2007. We recorded net research grants under funding programs of the Office of the Chief Scientist of Israel, Enterprise Ireland and Invest Northern Ireland of $1,731,000 in 2009, compared with $959,000 in 2008 and $319,000 in 2007. Grants received from the Office of the Chief Scientist of Israel, Enterprise Ireland and Invest Northern Ireland may become repayable if certain criteria under the grants are not met.
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
We anticipate that our research and development expenses will be higher in 2010, as compared to 2009.
Sales and Marketing Expenses

	2007	2008	2009
Sales and marketing expenses (in millions)	$6.2	$7.1	$6.7
Change year-on-year	—	13.4%	(5.0)%
The decrease in sales and marketing expenses in 2009 compared to 2008 principally reflected lower marketing and trade show activities. The increase in sales and marketing expenses in 2008 compared to 2007 principally reflected higher salary and related costs, higher commission expenses, higher marketing expenses due to more marketing-related and corporate awareness activities, mainly associated with trade shows and technology conferences in Asia, Europe and the U.S., as well as higher non-cash equity-based compensation expenses.
Sales and marketing expenses as a percentage of total revenues were 17.5% in 2009, compared with 17.6% in 2008 and 18.8% in 2007. The total number of sales and marketing personnel was 22 at year-end 2009, compared with 20 at year-end 2008 and 19 at year-end 2007. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses.
General and Administrative Expenses

	2007	2008	2009
General and administrative expenses (in millions)	$5.7	$6.6	$6.1
Change year-on-year	—	16.0%	(8.3)%
The decrease in general and administrative expenses in 2009 compared to 2008 principally reflected lower professional services costs partially offset by higher non-cash equity-based compensation expenses. The increase in general and administrative expenses in 2008 compared to 2007 principally reflected higher salary and related costs, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by a decrease in doubtful debt expenses. The total number of general and administrative personnel was 24 at both December 31, 2009 and 2008, compared with 25 at year-end 2007. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses.

Amortization of Other Intangible Assets

	2007	2008	2009
Amortization of other intangible assets (in millions)	$0.2	$0.1	$—
Change year-on-year	—	(64.2)%	—
The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus in 2002. As of December 31, 2009 and 2008, the net amount of other intangible assets was $0.
Reorganization, Restructuring and Severance Charge

	2007	2008	2009
Reorganization, restructuring and severance charge (in millions)	$—	$4.1	$—
On January 18, 2008, we signed an assignment agreement with the landlord for one of our facilities in Dublin, Ireland, known as the Harcourt lease, for the surrender and termination of the lease. In 2008, we paid approximately $5.9 million for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded in 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we have no under-utilized building operating lease obligations as of December 31, 2008.
In October 2008, our board of directors approved a reduction in expenses associated with our SATA activities. In December 2008, our management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across our Irish offices. A one-time restructuring expense associated with the down-sizing of the SATA team in the amount of $584,000 was recorded in 2008 in accordance with FASB ASC No. 420, “Accounting for Costs Associated with Exit or Disposal.”
Financial Income, net and Other Income

	2007	2008	2009
	(in millions)
Financial income, net	$3.21	$2.73	$2.05
of which:
Interest income and gains and losses from marketable securities, net	$3.17	$2.86	$2.19
Foreign exchange gain (loss)	$0.04	$(0.13)	$(0.14)

Other income, net	$0.43	$12.01	$3.71
of which:
Gain on realization of investments	$0.43	$12.15	$3.71
Impairment of assets	$—	$(0.14)	$—
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The decrease in financial income, net, in 2009 from 2008 reflected a combination of lower interest rates and higher amortization of premiums of marketable securities, offset by higher combined cash and marketable securities balances held. The decrease in financial income, net, in 2008 from 2007 reflected a combination of lower interest rates and realized losses from marketable securities in 2008 as compared to a realized gain in 2007, offset by higher combined cash and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.14 million in 2009, a foreign exchange loss of $0.13 million in 2008 and a foreign exchange gain of $0.04 million in 2007.
Other income, net, consists of gains on realization of investments and impairment of assets. We recorded a gain of $3.71 and $12.12 million in 2009 and 2008, respectively, from the divestment of our equity investment in Glonav to NXP Semiconductors (for more information, see Note 11 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2009). We also recorded a gain of $0.03 million and $0.43 million in 2008 and 2007, respectively, from the realization of a minority investment in a private company acquired in the combination with Parthus. In 2008, we recorded a loss of $0.14 million related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities.

Provision for Income Taxes
The provision for income taxes reflects income earned domestically and in certain foreign jurisdictions. In 2009, we recorded tax expenses of approximately $1.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors and approximately $1.3 million related to income earned in certain foreign jurisdictions. In 2008, we recorded tax expenses of $3.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors, a tax expense of $0.8 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.1 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. In 2007, we recorded tax expenses of $0.1 million related to a gain from the disposal of an investment, $0.2 million related to interest income earned in Ireland, which was subject to a tax rate of 25%, as well as $0.1 million related to income earned in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
One of our Irish operating subsidiaries currently qualifies for a 10% tax rate on its trade, which under current legislation will remain in force until December 31, 2010. After this date, a tax rate of 12.5% will apply. Another Irish subsidiary qualifies for an exemption from income taxes as its sole revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997.
Our Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second, third and fourth plans have expired and are subject to corporate tax of 26% in 2009 and 25% in 2010. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth plans, and as a result no taxable income was attributed to the second and third plans, and a reduced taxable income was attributed to the fourth plan.
On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) is subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 26% for 2009 and 25% in 2010). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of a deferred tax asset in 2009.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had approximately $12.1 million in cash and cash equivalents and $88.5 million in deposits and marketable securities, totaling $100.6 million compared to $84.6 million at December 31, 2008. During 2009, we invested $94.6 million of cash in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 29 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $78.2 million. During 2008, we invested $76.4 million of cash, in certificates of deposits and corporate bonds and securities and U.S. government and agency securities with maturities up to 29 months. In addition, certificates of deposits and corporate bonds and securities and U.S. government and agency securities were sold or redeemed for cash amounting to $40.9 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as marketable securities. The purchase and sale or redemption of trading marketable securities are considered part of operating cash flow, whereas the purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. We assess periodically whether our investments with unrealized losses are other than temporarily impaired. OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize OTTI on marketable securities in 2009 and 2008.

Trading securities are held for resale in anticipation of short-term market movements. Marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities, as well as interest on such securities, are included as financial income or expenses as appropriate. We had no trading securities at December 31, 2009. Non-tradable deposits are short-term bank deposits with maturities of more than three months but less than one year. Non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash provided by operating activities in 2009 was $6.0 million, compared with $3.4 million of net cash used in operating activities in 2008 and $28.2 million of net cash provided by operating activities in 2007. Included in the operating cash inflow in 2009 was a cash outflow of $645,000 in connection with the restructuring of our SATA activities. Included in the operating cash outflow in 2008 were $5.9 million cash outflow in connection with reorganizations, mainly the termination of the Harcourt lease, and $3.4 million cash outflow in connection with taxes associated with a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors. Included in the operating cash inflow in 2007 was a disposal of $21.3 million in marketable securities.
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
Net cash used in investing activities in 2009 was $13.1 million, compared with $19.5 million of net cash used in investing activities in 2008 and $30.9 million of net cash used in investing activities in 2007. We had a cash outflow of $48.4 million and a cash inflow of $31.6 million in respect of investments in marketable securities during 2009. Included in the cash outflow during 2009 was a net proceed of $0.4 million in short-term bank deposit. We had a cash outflow of $28.5 million and a cash inflow of $24.6 million in respect of investments in marketable securities during 2008. Included in the cash outflow during 2008 was a net investment of $31.6 million in short-term bank deposit. We had a cash outflow of $40.0 million and a cash inflow of $13.5 million in respect of investments in marketable securities during 2007. Included in the investment cash outflow in 2007 was a net disposal of $4.0 million in short-term bank deposit. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.4 million in 2009, $0.5 million in 2008 and $0.8 million in 2007. The main increase in capital expenditures in 2007 was associated with tester equipment for the SATA product line. We had a cash outflow of $39,000 in 2007 in respect of transaction-related costs associated with the divestment of our GPS technology and associated business to Glonav. We had a cash inflow of $3.7 and $16.4 million in 2009 and 2008, respectively, from the divestment of our equity investment in Glonav to NXP Semiconductors, and a cash inflow of $27,000 and $0.4 million from the disposal of a minority investment in a private company in 2008 and 2007, respectively.
Net cash provided by financing activities in 2009 was $5.9 million, compared with net cash used in financing activities of $4.2 million in 2008 and cash provided by financing activities of $4.8 million in 2007.
In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, our board of directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program. At September 30, 2009, 106,409 shares of common stock remained available for repurchase under the additional 10b5-1 Plan. In October 2009, our board of directors authorized the termination of the additional 10b5-1 Plan such that the 106,409 shares of common stock that remained available for repurchase may be repurchased pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In 2009 and 2008, we repurchased 140,828 and 752,763 shares, respectively, of common stock at an average purchase price of $5.85 and $7.7 per share, respectively, for an aggregate purchase price of $0.8 and $5.8 million, respectively. As of December 31, 2009, 106,409 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.
During the years 2009, 2008 and 2007, we received $6.7, $1.6 and $4.8 million, respectively, from the issuance of shares upon exercise of employee stock options and under our employee stock purchase plan.
We believe that our current cash on hand and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurance that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may seek to expand our business through acquisitions that could result in diversion of resources and extra expenses.” for more detailed information.
Contractual Obligations
The table below presents the principal categories of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	($ in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Operating Lease Obligations — Leasehold properties	1,142	981	161	—	—

Operating Lease Obligations — Other	542	342	200	—	—

Purchase Obligations	602	494	108	—	—

Severance Pay (*)	4,483	—	—	—	—

Total	6,769	1,817	469	—	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

(*)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $28,000 is unfunded.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of the Euro, the NIS or the British Pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.1 million for both 2009 and 2008, and a foreign exchange gain of $0.04 million for 2007.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in the NIS, the Euro and the British Pound during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli, Irish and British employees denominated in the NIS, the Euro and the British Pound for a period of one to twelve months with forward and option contracts. During 2009 and 2008, we recorded accumulated other comprehensive loss of $58,000 and accumulated other comprehensive gain of $80,000, respectively, from our forward and options contracts, net of taxes, with respect to anticipated payroll for our Israeli, Irish and British employees. As of December 31, 2009, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $87,000, which will be recorded in the consolidated statements of operations in the following 12 months. We recognized a net loss of $0.11 million for 2009 and a net gain of $0.02 million for both 2008 and 2007, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

We invest our cash and cash equivalents in highly liquid investments with original maturities of generally 12 months or less at the time of purchase and maintain them with major financial institutions. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in U.S. dollars. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.
We hold an investment portfolio consisting principally of corporate bonds and securities, and U.S. government and agency securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2009, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2009. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $2.2 million in 2009, $2.9 million in 2008 and $3.2 million in 2007. The decrease in interest and gains from marketable securities, net, in 2009 from 2008 reflected a combination of lower interest rates and higher amortization of premiums of marketable securities in 2009, offset by higher combined cash and marketable securities balances held. The decrease in interest and gains from marketable securities in 2008 from 2007 reflected a combination of lower interest rates and realized losses from marketable securities in 2008, as compared to a realized gain in 2007, offset by higher combined cash and marketable securities balances held.
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
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2009.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors required by this item is incorporated herein by reference to the 2010 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2010 Proxy Statement.
The information regarding our executive officers required by this item is contained in Part I of this annual report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1. Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2009 and 2008.
•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.
•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.
•	Notes to Consolidated Financial Statements.
2. Financial Statement Schedules:
•	Schedule II: Valuation and Qualifying Accounts
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
AS OF DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of CEVA, Inc.
We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CEVA, Inc.
We have audited CEVA, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CEVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of CEVA, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
March 15, 2010

CEVA, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,328	$12,104
Short-term bank deposits	39,423	40,056
Marketable securities (Note 2)	31,878	48,438
Trade receivables (net of allowance for doubtful accounts of $743 in 2008 and $700 in 2009)	5,390	5,995
Deferred tax assets (Note 12)	1,085	1,096
Prepaid expenses and other accounts receivable (Note 6)	4,921	5,345

Total current assets	96,025	113,034

Long-term assets:
Severance pay fund	3,441	4,455
Deferred tax assets (Note 12)	351	309
Property and equipment, net (Note 4)	1,271	1,148
Goodwill (Note 5)	36,498	36,498

Total long-term assets	41,561	42,410

Total assets	$137,586	$155,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$615	$530
Deferred revenues	1,034	432
Accrued expenses and other payables (Note 7)	10,490	9,735
Deferred tax liabilities	—	1,168

Total current liabilities	12,139	11,865

Long-term liabilities:
Accrued severance pay	3,788	4,483

Total long-term liabilities	3,788	4,483

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2008 and 2009; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2008, and 2009; 19,532,026 and 20,429,736 shares issued and outstanding at December 31, 2008 and 2009, respectively	20	20
Additional paid in capital	153,712	158,325
Treasury stock	(5,077)	—
Accumulated other comprehensive income (loss)	(24)	251
Accumulated deficit	(26,972)	(19,500)

Total stockholders’ equity	121,659	139,096

Total liabilities and stockholders’ equity	$137,586	$155,444

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2007	2008	2009
Revenues:
Licensing	$19,499	$21,701	$18,764
Royalties	9,095	14,349	16,225
Other revenues	4,617	4,315	3,478

Total revenues	33,211	40,365	38,467

Cost of revenues	3,851	4,668	4,117

Gross profit	29,360	35,697	34,350

Operating expenses:
Research and development, net	19,136	20,172	16,561
Sales and marketing	6,253	7,088	6,732
General and administrative	5,721	6,637	6,087
Amortization of intangible assets	148	53	—
Reorganization, restructuring and severance charge (Note 13)	—	4,121	—

Total operating expenses	31,258	38,071	29,380

Operating income (loss)	(1,898)	(2,374)	4,970
Financial income, net (Note 11)	3,211	2,729	2,048
Other income, net (Note 11)	425	12,011	3,712

Income before taxes on income	1,738	12,366	10,730
Income tax expenses (Note 12)	447	3,801	2,384

Net income	$1,291	$8,565	$8,346

Basic net income per share	$0.07	$0.43	$0.42

Diluted net income per share	$0.06	$0.42	$0.41

Weighted average number of shares of Common Stock used in computation of net income per share (in thousands)
Basic	19,606	20,009	19,717

Diluted	20,150	20,575	20,411

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

						Accumulated
				Additional		other		Total	Total
	Common Stock			paid-in		comprehensive	Accumulated	comprehensive	stockholders’
	Shares	Amount		capital	Treasury Stock	income (loss)	deficit	income	equity
Balance as of January 1, 2007	19,330,144	$19		$142,826	$—	$—	$(36,702)		$106,143
Net income	—	—		—	—	—	1,291	$1,291	1,291
Unrealized loss from available-for-sale securities, net	—	—		—	—	(58)	—	(58)	(58)
Unrealized gain from hedging activities, net	—	—		—	—	65	—	65	65

Total comprehensive income								$1,298

Equity-based compensation	—	—		2,131	—	—	—		2,131
Issuance of Common Stock upon exercise of employee stock options (a)	498,043	1		3,918	—	—	—		3,919
Issuance of Common Stock under employee stock purchase plan (a)	205,710	—(*	)	897	—	—	—		897

Balance as of December 31, 2007	20,033,897	$20		$149,772	$—	$7	$(35,411)		$114,388

Net income	—	—		—	—	—	8,565	$8,565	8,565
Unrealized loss from available-for-sale securities, net	—	—		—	—	(111)	—	(111)	(111)
Unrealized gain from hedging activities, net	—	—		—	—	80	—	80	80

Total comprehensive income								$8,534

Equity-based compensation	—	—		2,922	—	—	—		2,922
Issuance of Common Stock upon exercise of employee stock options (a)	58,693	—(*	)	410	—	—	—		410
Issuance of Common Stock under employee stock purchase plan (a)	99,631	—(*	)	608	—	—	—		608
Purchase of Treasury Stock (a)	(752,763)	—(*	)	—	(5,821)	—	—		(5,821)
Issuance of Treasury Stock upon exercise of employee stock options (a)	23,368	—(*	)	—	192	—	(48)		144
Issuance of Treasury Stock under employee stock purchase plan (a)	69,200	—(*	)	—	552	—	(78)		474

Balance as of December 31, 2008	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659

Net income	—	—		—	—	—	8,346	$8,346	8,346
Unrealized gain from available-for-sale securities, net	—	—		—	—	333	—	333	333
Unrealized loss from hedging activities, net	—	—		—	—	(58)	—	(58)	(58)

Total comprehensive income								$8,621

Equity-based compensation	—	—		2,920	—	—	—		2,920
Issuance of Common Stock upon exercise of employee stock options (a)	237,515	—(*	)	1,610	—	—	—		1,610
Purchase of Treasury Stock (a)	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options (a)	633,008	1		83	4,639	—	(593)		4,130
Issuance of Treasury Stock under employee stock purchase plan (a)	168,015	—(*	)	—	1,260	—	(281)		979

Balance as of December 31, 2009	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096

Accumulated unrealized gain from available-for-sale securities, net of taxes of $85						$164
Accumulated unrealized gain from hedging activities, net of taxes of $14						$87

Accumulated other comprehensive gain, net as of December 31, 2009						$251

(*)	Represent an amount lower than $1.

(a)	See Note 8 to these consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$1,291	$8,565	$8,346
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	882	673	488
Impairment of assets	—	138	—
Amortization of intangible assets	148	53	—
Equity-based compensation	2,131	2,922	2,920
Gain from sale of property and equipment	(3)	(4)	—
Gain on trading marketable securities	(137)	—	—
Loss on sale of available-for-sale marketable securities	4	287	21
Amortization of premiums (discounts) on available-for-sale marketable securities	(26)	179	652
Unrealized foreign exchange loss (gain)	(40)	223	85
Accrued interest on short-term bank deposits	(127)	(729)	(1,049)
Gain on realization of investments	(425)	(12,145)	(3,712)
Trading marketable securities, net	21,312	—	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	5,919	(2,888)	(605)
Increase in other accounts receivable and prepaid expenses	(712)	(1,571)	(438)
Decrease (increase) in deferred tax, net	(321)	(120)	1,100
Increase (decrease) in trade payables	(283)	160	(88)
Increase (decrease) in deferred revenues	321	307	(602)
Increase (decrease) in accrued expenses and other payables	(1,550)	216	(784)
Increase (decrease) in accrued severance pay, net	(151)	306	(325)

Net cash provided by (used in) operating activities	28,233	(3,428)	6,009

Cash flows from investing activities:
Purchase of property and equipment	(807)	(456)	(368)
Proceeds from sale of property and equipment	8	4	3
Investment in short-term bank deposits	(5,000)	(47,911)	(46,182)
Proceeds from short-term bank deposits	1,026	16,347	46,598
Investment in available-for-sale marketable securities	(39,990)	(28,485)	(48,402)
Proceeds from maturity and sale of available-for-sale marketable securities	13,468	24,578	31,587
Transaction cost related to the GPS divestment	(39)	—	—
Proceeds from realization of investment	425	16,378	3,712

Net cash used in investing activities	(30,909)	(19,545)	(13,052)

Cash flows from financing activities:
Purchase of Treasury Stock	—	(5,821)	(823)
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	3,919	554	5,740
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	897	1,082	979

Net cash provided by (used in) financing activities	4,816	(4,185)	5,896

Effect of exchange rate movements on cash	589	(211)	(77)
Increase (decrease) in cash and cash equivalents	2,729	(27,369)	(1,224)
Cash and cash equivalents at the beginning of the year	37,968	40,697	13,328

Cash and cash equivalents at the end of the year	$40,697	$13,328	$12,104

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net	$889	$5,124	$1,105

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
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including multimedia (video, audio and image), voice (Voice over Internet Protocols (VoIP)), Bluetooth, and serial storage technology (Serial Advanced Technology Attachment (SATA) and Serial Attached SCSI (SAS)).
CEVA’s technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate CEVA’s IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. CEVA’s IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMAX, CDMA and TD-SCDMA), mobile broadband (e.g. netbooks, eReaders, mobile Internet devices, tablets and smart metering equipment), portable multimedia (e.g. portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
Basis of presentation:
The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).
Use of estimates:
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with FASB Accounting Standards Codification (“ASC”) No. 830-30, “Translation of Financial Statement.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate, which is included in “financial income, net.” The Company recorded a foreign exchange gain of $38 in 2007, and a foreign exchange loss of $134 and $142 in 2008 and 2009, respectively. The foreign exchange gains and losses arose principally on the Euro and the NIS liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.
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
Short-term bank deposits:
Short-term bank deposits are deposits with maturities of more than three months from deposit day but less than one year. The deposits are in dollars and presented at their cost, including accrued interest. The deposits bear annually interest at an average rate of 3.68% and 2.57% during 2008 and 2009, respectively.
Marketable securities:
Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government and agency securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320-10-25 “Investments in Debt and Equity Securities Recognition,” the Company classified marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the consolidated statements of operations. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired. Other-than-temporary impairment (“OTTI”) charges exist when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. The Company did not recognize OTTI on its marketable securities in 2009.
Property and equipment, net:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	15-33
Office furniture and equipment	7-25
Leasehold improvements	10-25
(the shorter of the expected lease term or useful economic life)
The Company’s long-lived assets are reviewed for impairment in accordance with FASB ASC No. 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. The Company recorded impairment charges of $138 during 2008 related to the disposal of SATA-related fixed assets (see also Note 11). The impairment charges were included in “other income, net” on the Company’s consolidated statements of operations for the year ended December 31, 2008. No impairment was recorded in 2009.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Goodwill:
The Company applies FASB ASC No. 350, “Intangibles — Goodwill and Other.” Goodwill is carried at cost and is not amortized. Goodwill should be tested for impairment at least annually or between annual tests in certain circumstances and written down when impaired. The Company conducts its annual test of impairment for goodwill on October 1st of each year.
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
The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment. The Company markets its products and services in one segment and allocates goodwill to one reporting unit. Therefore, impairment is tested at the enterprise level using the Company’s market capitalization as fair value. Accordingly, in conducting the first step of this impairment test, the Company compares the carrying value of its assets and liabilities, including goodwill, to its market capitalization. If the carrying value exceeds the fair value, the goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss. If the fair value exceeds the carrying value, the second step to measure the impairment loss is not required.
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
The annual goodwill impairment tests did not result in any impairment charges in 2007, 2008, or 2009.
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
The Company accounts for its IP license revenues and related services in accordance with FASB ASC No. 985-605, “Software Revenue Recognition” Revenues are recognized when: (1) persuasive evidence of an arrangement exists and no further obligation exists, (2) delivery has occurred, (3) the license fee is fixed or determinable, and (4) collection is probable. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements should be allocated to each element based on the relative fair value of the elements. However, with respect to certain transactions, for multiple element transactions, revenue can be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement. However, the Company does not believe it has sufficient VSOE of fair value to make such allocations in certain cases in which the Company undertakes services for its customers. Accordingly, in a multiple elements agreement which includes the IP license and related services, and the related services are not essential to the functionality of the IP license, the entire arrangement fee is recognized as the services are performed.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable, then revenue is recognized as payments are collected from the customer, provided all other revenue recognition criteria have been met. The Company’s management characterizes all arrangements that become due after 10 months as extended payments and revenue is recognized as each payment becomes due, provided all other revenue recognition criteria have been met.
Revenues from license fees that involve significant customization of the Company’s IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition (“FASB ASC No. 605-35-25”),” using contract accounting on a percentage of completion method, in accordance with the “input method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2009, no such estimated losses were identified. The amount of revenue recognized under contract accounting on a percentage of completion method that was unbilled was $514, $0 and $0 at December 31, 2007, 2008 and 2009, respectively.
Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.
The Company believes that the use of the percentage of completion method is appropriate as the Company has prior experience and the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases, the Company expects to perform its contractual obligations, and its licensees are expected to satisfy their obligations under the contracts.
Royalties from licensing the right to use the Company’s IP are recognized on a quarterly basis in arrears as the Company receives quarterly shipment reports from its licensees. The Company determines such sales by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties (prepaid royalties) are recognized upon payment becoming due, provided no future obligation exists. Prepaid royalties are recognized under the licensing revenue line.
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
Deferred revenues include unearned amounts received under license agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Cost of revenue:
Cost of revenue includes the costs of products, services and royalty payback expenses paid to the Office of the Chief Scientist of Israel. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes the salary costs for personnel engaged in services, training and customer support, and telephone and other support costs. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of our products, the development of which previously received grants from the Office of the Chief Scientist of Israel.
Income taxes:
The Company accounts for income taxes in accordance with FASB ASC No. 740 “Income Taxes” (“FASB ASC No. 740”). This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the book and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. The Company and its subsidiaries provide a valuation allowance, as necessary, to reduce deferred tax assets to their estimated realizable value.
Accounting for deferred taxes under FASB ASC No. 740 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding that a valuation allowance is required, the Company primarily considers such factors as its history of operating losses and expected future losses in certain jurisdictions and the nature of its deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax relating to the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. If the Company is not able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to earnings during the period in which it makes such a determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets will be realized, the Company will reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets, it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
The Company implements a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC No. 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. During the years ended December 31, 2007, 2008 and 2009, the Company had no unrecognized tax benefits.
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
Government grants:
Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of operations during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Office of the Chief Scientist of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses.
The Company and its subsidiaries recorded grants in the amounts of $319, $959 and $1,731 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

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
The Company’s U.S. operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of the participant’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of operations.
Total contributions for the years ended December 31, 2007, 2008 and 2009 were $400, $382 and $297, respectively.
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
In light of the markets conditions, the Company recorded in 2008 losses of approximately $200 to reflect the reduction in the fair value of the severance pay funds, and gains of approximately $300 in 2009 to reflect a recovery in market conditions.
Severance pay expenses, net of related income, for the years ended December 31, 2007, 2008 and 2009, were approximately $663, $1,156 and $431, respectively.
Accounting for equity-based compensation:
The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and nonemployees directors.
The Company estimates the fair value of equity-based awards on the date of grant using an option-pricing model. Accordingly, the value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period on the Company’s consolidated statements of operations. The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.
The Company used the Black-Scholes option-pricing model through December 31, 2006 and the Monte-Carlo simulation model for options granted thereafter. The Monte-Carlo simulation model uses the weighted-average assumptions noted in the table below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2007	2008	2009

Expected dividend yield	0%	0%	0%
Expected volatility	30%-46%	37%-64%	47%-78%
Risk-free interest rate	3.9%-5.1%	1.4%-3.8%	0.4%-3.4%
Expected forfeiture (employees)	20%	15%	10%
Expected forfeiture (executives)	10%	10%	5%
Contractual term of up to	7 years	7 years	7 years
Suboptimal exercise multiple (employees)	1.6	1.6	1.5
Suboptimal exercise multiple (executives)	1.6	1.2	1.3
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the years ended 2007, 2008 and 2009 except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 21%-42% in 2007, 40%-55% in 2008 and 51%-95% in 2009.
During the years ended December 31, 2007, 2008 and 2009, the Company recognized equity-based compensation expense related to employee stock options as follows:

	Year ended December 31,
	2007	2008	2009

Cost of revenue	$83	$112	$115
Research and development, net	935	1,088	873
Sales and marketing	334	531	590
General and administrative	779	1,191	1,342

Total equity-based compensation expense	$2,131	$2,922	$2,920

As of December 31, 2007, 2008 and 2009, there were balances of $1,530, $2,422 and $1,874, respectively, of unrecognized compensation expense related to unvested awards.
Fair value of financial instruments:
The carrying amount of cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 below for more information.
Comprehensive income (loss):
The Company accounts for comprehensive income (loss) in accordance with FASB ASC No. 220, “Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income (loss) relate to unrealized gains and losses, net of tax, on hedging derivative instruments and marketable securities.
Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, bank deposits, marketable securities and trade receivables. The Company invests its surplus cash in cash deposits and marketable securities in financial institutions and has established guidelines relating to diversification and maturities to maintain safety and liquidity of the investments.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The Company invests its cash and cash equivalents in highly liquid investments and maintains them within major financial institutions. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency and in dollars. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit fails or is subject to other adverse conditions in the financial or credit markets. To date the Company have experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company hold its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds and securities and U.S. government and agency securities. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, the Company can provide no assurance that it will recover declines in the market value of its investments.
Interest income was $3,014 in 2007, $3,329 in 2008 and $2,190 in 2009. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.
The Company is exposed to financial market risks, including changes in interest rates. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term.
The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $743 and $700 as of December 31, 2008 and 2009, respectively.
The Company has no off-balance-sheet concentration of credit risk.
Derivative and hedging activities:
Effective January 1, 2009, the Company adopted the disclosure requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in the New Israeli Shekel (“NIS”), the Euro and the British Pound during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees denominated in the NIS and of its Irish employees denominated in the Euro and of its North Irish employees denominated in the British Pound for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges and are all effective as hedges of these expenses.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2008 and 2009, the notional principal amount of the Hedging Contracts held by the Company was $7,200 and $5,800, respectively.
The Company recorded in cost of revenues and operating expenses a net gain of $170 and $20, and a net loss of $113 during the years ended December 31, 2007, 2008 and 2009, respectively, related to its Hedging Contracts.
Advertising expenses:
Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2007, 2008 and 2009 were $544, $720 and $438, respectively.
Treasury stock:
The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases, privately negotiated transactions and repurchase plans in accordance with Rules 10b5-1 and 10b-18 of the United States Securities Exchange Act of 1934, as amended.
The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with FASB ASC No. 505-30, “Treasury Stock” and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.
Net income per share of common stock:
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with FASB ASC No. 260, “Earnings Per Share.”

	Year ended December 31,
(in thousands except per share data)	2007	2008	2009
Numerator:
Numerator for basic and diluted net income per share	$1,291	$8,565	$8,346
Denominator:
Denominator for basic net income per share	19,606	20,009	19,717
Effect of employee stock options	544	566	694

Denominator for diluted net income per share	20,150	20,575	20,411

Basic net income per share	$0.07	$0.43	$0.42

Diluted net income per share	$0.06	$0.42	$0.41

The weighted-average number of shares related to the outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 1,902,560, 1,442,691 and 1,688,811 shares for the years ended December 31, 2007, 2008 and 2009, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Recently issued accounting standards:
In October 2009, the FASB issued a new accounting standard, ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements,” which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard, ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. The Company is currently evaluating the impact of these standards on its consolidated results of operations or financial condition.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Company adopted this standard effective October 1, 2009. The adoption did not have a material impact on the financial statements.
In June 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles (“GAAP”) (the “Codification”). The Codification was effective for interim and annual periods ended after September 15, 2009 and became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (U.S. GAAP), other than guidance issued by the SEC. All other literature is non-authoritative. The standard did not have a material impact on the Company’s consolidated financial statements and notes. The Company has appropriately updated its disclosures with the appropriate Codification references for the year ended December 31, 2009. As such, all the notes to the consolidated financial statements have been updated with the appropriate Codification references.
In May 2009, the FASB issued FASB ASC No. 855 “Subsequent Events.” This standard is intended to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for fiscal years and interim periods ended after June 15, 2009. The Company’s adoption did not have a material impact on the financial statements.
In April, 2009, the Company adopted the FASB’s updated guidance relating to investments and debt securities, which amends the OTTI guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of OTTIs in the financial statements. Under the updated guidance, if OTTI occurs, and it is more likely than not that the Company will not sell the investment or debt security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. The adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April, 2009, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which provides additional guidance for estimating fair value in accordance with the guidance related to fair value measurements when the volume and level of activity for an asset or liability have significantly decreased. The updated standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 2: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities at December 31, 2008 and 2009:

	As at December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,842	$6	$(1)	$1,847
U.S. government and agency securities	1,934	16	—	1,950
Corporate bonds and securities	44,413	318	(90)	44,641

	$48,189	$340	$(91)	$48,438

	As at December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,743	$8	$—	$1,751
U.S. government and agency securities	6,401	85	—	6,486
Corporate bonds and securities	23,903	30	(292)	23,641

	$32,047	$123	$(292)	$31,878
The following table summarizes the Company’s investments in marketable securities by the contractual maturity date of the security:

	As at December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$19,528	$159	$(2)	$19,685
Due after one year to two years	28,661	181	(89)	28,753

	$48,189	$340	$(91)	$48,438
Of the unrealized losses outstanding as of December 31, 2009, the entire amount of $91 was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2009 amounted to $15,412. Of the unrealized losses outstanding as of December 31, 2008, $62 of the unrealized losses was outstanding for more than 12 months and $230 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2008 amounted to $4,846, and of marketable securities with outstanding unrealized losses for less than 12 months amounted to $10,538.
As of December 31, 2008 and 2009, management believes the losses detailed in the tables above are temporary and no impairment loss was realized in the Company’s consolidated statements of operations.
Proceeds from maturity and sales of available-for-sale securities during 2009 were $31,587. Gross realized gains and losses from the sale of available-for-sale securities during 2009 were $45 and $66, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC No. 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value. Fair value is an exit price, representing the amount that would be received for selling an asset or paid for the transfer of a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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
The Company measures its marketable securities and foreign currency derivative contracts at fair value. Marketable securities are classified within Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	December 31, 2009	Level I	Level II	Level III
Marketable securities:
Certificates of deposits	$1,847	$—	$1,847	$—
U.S. government and agency securities	1,950	—	1,950	—
Corporate bonds and securities	44,641	—	44,641	—
Derivative assets	128	—	128	—
Derivative liabilities	27	—	27	—
NOTE 4: PROPERTY AND EQUIPMENT, NET
Composition of assets, grouped by major classifications, is as follows:

	Year ended December 31,
	2008	2009
Cost:
Computers, software and equipment	$10,727	$11,082
Office furniture and equipment	894	904
Leasehold improvements	668	668

	12,289	12,654
Less — Accumulated depreciation	(11,018)	(11,506)

Depreciated cost	$1,271	$1,148

Depreciation expenses were $882, $673 and $488 for the years ended December 31, 2007, 2008 and 2009, respectively.
In the fourth quarter of 2008, the Company recorded an impairment charge of $138 for SATA-related fixed assets associated with the Company’s restructuring of its SATA activities.
NOTE 5: GOODWILL

	Year ended December 31,
	2008	2009
Gross carrying amount	$38,398	$38,398
Accumulated impairment loss/ asset write down	1,900	1,900

	$36,498	$36,498

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 6: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE
PREPAID EXPENSES

	Year ended December 31,
	2008	2009

Prepaid leased design tools	$981	$1,180
Prepaid directors and officers insurance	75	91
Prepaid car leases	190	174
Prepaid rent	113	276
IT consumables	230	233
Other prepaid expenses	84	58

	$1,673	$2,012

OTHER ACCOUNTS RECEIVABLE

	Year ended December 31,
	2008	2009

Taxes	$2,286	$2,135
Interest receivable	428	776
Other	534	422

	$3,248	$3,333

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	Year ended December 31,
	2008	2009

Accrued compensation and benefits	$6,537	$6,506
Restructuring accruals (see Note 13)	645	—
Engineering accruals	686	701
Professional fees	956	1,017
Taxes payable	44	46
Other accruals	1,622	1,465

	$10,490	$9,735

NOTE 8: STOCKHOLDERS’ EQUITY
a. Common stock:
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company’s assets. The Board of Directors may declare a dividend out of funds legally available therefore and the holders of common stock are entitled to receive ratably any such dividends. Holders of common stock have no preemptive rights or other subscription rights to convert their shares into any other securities.
During 2007, 2008 and 2009, the Company issued 703,753, 250,892 and 1,038,538 shares of common stock under its stock option and purchase programs for a consideration of $4,816, $1,636 and $6,719, respectively.
b. Preferred stock:
The Company is authorized to issue up to 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. Such preferred stock may be issued by the Board of Directors from time to time in one or more series, with such designations, preferences and relative, participating, optional or other special rights of such series, and any qualifications, limitations or restrictions thereof, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, rights and terms of redemption (including sinking and purchase fund provisions), redemption price or prices, dissolution preferences, rights in respect of any distribution of assets of any wholly unissued series of preferred stock, and number of shares constituting any such series and the designation thereof.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
c. Share repurchase program:
In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to 1 million shares of common stock. In September 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to repurchase up to 500,000 of the 1 million shares of common stock authorized by the Board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, the Company’s Board of Directors approved the adoption of another 10b5-1 Plan authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the board-authorized share repurchase program. At September 30, 2009, 106,409 shares of common stock remained available for repurchase under the additional 10b5-1 Plan. In October 2009, the Company’s Board of Directors authorized the termination of the additional 10b5-1 Plan such that the 106,409 shares of common stock that remained available for repurchase may be repurchased pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2009, 106,409 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program.
In 2008 and 2009, the Company repurchased 752,763 and 140,828 shares, respectively, of common stock at an average purchase price of $7.73 and $5.85 per share, respectively, for an aggregate purchase price of $5,821 and $823, respectively.
The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the event the repurchase cost using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.
In 2008 and 2009, the Company issued 92,568 and 801,023 shares, respectively, of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan (“ESPP”).
d. Employee and non-employee stock plans:
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase stock pursuant to the ESPP to employees of the Company and its subsidiaries. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date. An equity-based compensation expense of $2,131, $2,922 and $2,920 in respect of options granted to employees and non-employee directors is reflected in the consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009, respectively.
A summary of the Company’s stock option activity and related information for the year ended December 31, 2009, is as follows:

			Weighted
		Weighted	average
	Number of	average exercise	remaining	Aggregate intrinsic
	options	price	contractual term	value
Outstanding at the beginning of the year	4,522,154	$7.68
Granted	563,000	7.70
Exercised	(870,523)	6.59
Forfeited or expired	(248,976)	11.75

Outstanding at the end of the year	3,965,655	$7.66	4.4	$20,615,098

Vested or expected to vest as of December 31	3,857,150	$7.65	4.4	$20,101,243

Exercisable as of December 31	2,389,584	$7.27	3.7	$13,347,511

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2007, 2008 and 2009 was $2.1, $2.7 and $3.1 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $995, $231 and $3,610, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The options granted to employees and non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2009 have been classified into a range of exercise prices as follows:

	Options	Weighted average			Weighted average
Exercise price	outstanding as of	remaining contractual	Weighted average	Options exercisable as of	exercise price of
(range)	December 31, 2009	life (years)	exercise price	December 31, 2009	options exercisable
4.25–5.88	812,366	3.8	$5.16	759,117	$5.12
6.05–7.37	733,435	4.9	7.10	284,654	7.15
7.42–7.97	689,630	3.3	7.59	590,463	7.53
8.03–8.78	865,784	5.2	8.44	305,178	8.46
9.10–11.75	864,440	4.6	9.77	450,172	9.86

	3,965,655	4.4	$7.66	2,389,584	$7.27

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
A summary of activities relating to options granted to purchase common stock under the Director Plan is as follows:

	Year ended December 31,
	2009
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	667,500	$7.03
Granted	—	—
Exercised	(65,000)	5.97
Forfeited or expired	—	—

Outstanding at the end of the year	602,500	$7.14

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
On June 18, 2003, each non-employee director of the Company’s Board of Directors was granted an option to purchase 38,000 shares of common stock. Any person who subsequently becomes a non-employee director of the Company will automatically be granted an option to purchase 38,000 shares of common stock. Each option will vest as to 25% of the shares underlying the option on each anniversary of the option grant.
On June 18, 2003, each non-employee director who had served on the Company’s Board of Directors for at least six months was granted an additional option to purchase 13,000 shares of common stock. Also on that date, any non-employee director who had served as a chairperson of a committee of the Company’s Board of Directors for at least six (6) months was granted an option to purchase 13,000 shares of common stock. Under the terms of the Director Plan, on June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six (6) months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director would receive an option to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date. On May 9, 2005, the Company’s Board of Directors approved granting the Chairman of the Board an additional option to purchase 15,000 shares of common stock on an annual basis.
Starting in 2007, options to non-employee directors were no longer granted from the Director Plan as a result of an insufficient number of authorized shares under the Director Plan for the automatic director grants. In 2007 and 2008, options to purchase 132,000 shares of common stock were granted to non-employee directors from the Company’s 2000 Stock Incentive Plan (the “2000 Plan”). In 2009, options to purchase 132,000 shares of common stock were granted to non-employee directors from the Company’s 2002 Stock Incentive Plan (the “2002 Plan”).

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The Company’s Board of Directors may grant additional options to purchase common stock with a vesting schedule to be determined by the Board of Directors in recognition of services provided by a non-employee director in his or her capacity as a director.
The Company’s Board of Directors or a committee thereof has authority to administer the Director Plan. The Company’s Board of Directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Director Plan and to interpret its provisions.
As of December 31, 2009, options to purchase 13,000 shares of common stock were available for grant under the Director Plan.
2002 Stock Incentive Plan
The Company’s 2002 Plan was adopted by the Board of Directors and sole stockholder in July 2002. Up to 3,300,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, are reserved for issuance under the 2002 Plan.
A summary of activity of options granted to purchase common stock under the 2002 Plan is as follows:

	Year ended December 31,
	2009
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	1,479,653	$5.92
Granted (*)	405,000	7.54
Exercised	(582,865)	6.22
Forfeited or expired	(21,190)	6.94

Outstanding at the end of the year	1,280,598	$6.28

(*)	Options to purchase 132,000 shares of common stock were granted to non-employee directors during 2009. The exercise price of such grants was $8.68.
The 2002 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options and restricted stock awards. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2002 Plan. Under current U.S. tax laws, incentive stock options may only be granted to employees.
Optionees receive the right to purchase a specified number of shares of common stock at a specified option price, subject to the terms and conditions of the option grant. The Company may grant options at an exercise price less than, equal to or greater than the fair market value of common stock on the date of the grant. Under current U.S. tax laws, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company’s securities. The 2002 Plan permits the Board of Directors to determine how optionees may pay the exercise price of their options, including by cash, check or in connection with a “cashless exercise” through a broker, by surrender of shares of common stock, or by any combination of the permitted forms of payment.
The Company’s Board of Directors and a committee thereof have the authority to administer the 2002 Plan. The Company’s Board of Directors or its compensation committee has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2002 Plan and to interpret its provisions.
As of December 31, 2009, options to purchase 928,751 shares of common stock were available for grant under the 2002 Plan.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
2000 Stock Incentive Plan
In July 2000, the Company adopted the 2000 Plan.
A summary of activity of options granted to purchase common stock under the 2000 Plan is as follows:

	Year ended December 31,
	2009
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	2,375,001	$8.95
Granted (*)	158,000	8.10
Exercised	(222,658)	7.75
Forfeited or expired	(227,786)	12.19

Outstanding at the end of the year	2,082,557	$8.66

(*)
Options to purchase 132,000 shares of common stock were granted to non-employee directors during both 2007 and 2008. The exercise price of such grants was $8.50 and $7.97 per share in 2007 and 2008, respectively.

Generally, options granted under stock incentive plans vest at rates of 25% to 50% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 4 to 12 quarters, such that all shares are vested after two to four years. Options granted to non-employee directors will vest as to 25% of the shares underlying the option on each anniversary of the option grant.
As of December 31, 2009, options to purchase 122,596 shares of common stock were available for grant under the 2000 Plan.
2002 Employee Stock Purchase Plan (“ESPP”)
The ESPP was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders voted to increase the number of shares of common stock from 1,000,000 to 1,500,000. At the annual meeting of stockholders held on June 2, 2009, the stockholders voted to increase the number of shares of common stock from 1,500,000 to 2,150,000. Accordingly, an aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2009, 699,696 shares of common stock were available for future issuance under the ESPP. In 2007, 2008 and 2009, the Company issued 205,710, 168,831 and 168,015 shares of common stock to employees under the ESPP for consideration of $897, $1,082 and $979, respectively.
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
The ESPP designates offer periods, purchase periods and exercise dates. Offer periods generally will be overlapping periods of 24 months. Purchase periods generally will be six-month periods. Exercise dates are the last day of each purchase period. In the event the Company merges with or into another corporation, sells all or substantially all of the Company’s assets, or enters into other transactions in which all of the Company’s stockholders before the transaction own less than 50% of the total combined voting power of the Company’s outstanding securities following the transaction, the Company’s Board of Directors or a committee designated by the Board may elect to shorten the offer period then in progress.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The price per share at which shares of common stock may be purchased under the ESPP during any purchase period is the lesser of:
•	85% of the fair market value of common stock on the date of grant of the purchase right, which is the commencement of the offer period; or

•	85% of the fair market value of common stock on the exercise date, which is the last day of a purchase period.
The participant’s purchase right is exercised in the above noted manner on each exercise date arising during the offer period unless, on the first day of any purchase period, the fair market value of common stock is lower than the fair market value of common stock on the first day of the offer period. If so, the participant’s participation in the original offer period will be terminated, and the participant will automatically be enrolled in the new offer period effective the same date.
The ESPP is administered by the Board of Directors or a committee designated by the Board, which will have the authority to terminate or amend the plan, subject to specified restrictions, and otherwise to administer and resolve all questions relating to the administration of the plan.
ESPP is a compensatory plan and as such results in the recognition of equity-based compensation expense. For the years ended December 31, 2007, 2008 and 2009, the Company recognized $353, $431 and $497, respectively, of equity-based compensation expense in connection with the ESPP.
e. Dividend policy:
The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2008	2009
Derivative assets:
Foreign exchange option contracts	$87	$103
Foreign exchange forward contracts	58	25

	145	128

Derivative liabilities:
Foreign exchange forward contracts	—	27

	—	27

derivative instruments- net	$145	$101

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2008	2009
Derivatives in cash flow hedging transaction:
Foreign exchange option contracts	$(22)	$(209)
Foreign exchange forward contracts	122	52

	$100	$(157)

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into expenses, are as follows:

	Year ended December 31,
	2008	2009
Derivatives in cash flow hedging transaction:
Foreign exchange option contracts	$108	$226
Foreign exchange forward contracts	(128)	(113)

	$(20)	$113

NOTE 10: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
FASB ASC No. 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on a basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of operations within geographic areas:

	Year ended December 31,
	2007		2008		2009
Revenues based on customer location:
United States	$6,937		$5,276		$5,982
Europe, Middle East (1) (2)	11,477		22,278		17,843
Asia Pacific (3) (4) (5)	14,797		12,811		14,642

	$33,211		$40,365		$38,467

(1) Sweden	$3,755		$8,019		$7,454
(2) Switzerland	*	)	$5,946		*	)
(3) Japan	$4,375		$5,144		$4,455
(4) Taiwan	$6,058		*	)	*	)
(5) China	*	)	*	)	$6,420
*) Less than 10%

	December 31,
	2007	2008	2009
Long-lived assets by geographic region:
United States	$44	$28	$25
Ireland (*)	283	36	69
Israel	1,261	1,188	1,044
Other	38	19	10

	$1,626	$1,271	$1,148

(*)	The Company recorded relating to its Irish subsidiary a loss of $138 in 2008 related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2007	2008		2009

Customer A	—	*	)	20%
Customer B	* )	*	)	13%
Customer C	17%	*	)	*	)
Customer D	11%	20%		*	)
Customer E	12%	*	)	—

*)	Less than 10%
The identity of the Company’s greater-than-10% customers varies from period to period, and the Company does not believe that it is materially dependent on any one specific customer or any specific small number of licensees.
c. Information about Products and Services:
The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2007	2008	2009
CEVA-X family	19%	27%	40%
CEVA TeakLite family	45%	38%	35%
CEVA Teak family	16%	15%	13%
The Company expects these products will continue to generate a significant portion of its revenues for 2010. The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.
NOTE 11: SELECTED STATEMENTS OF OPERATIONS DATA
Financial income, net:

	Year ended December 31,
	2007	2008	2009

Interest income	$3,014	$3,329	$2,863
Gain (loss) on marketable securities, net (*)	159	(466)	(673)
Foreign exchange gain (loss), net	38	(134)	(142)

	$3,211	$2,729	$2,048

(*)	Including amortization of discount (premium) on marketable securities, net

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Other income, net:

	Year ended December 31,
	2007	2008	2009

Gain on realization of investments	$425	$12,145	$3,712
Gain from sale of a property	—	4	—
Impairment of assets	—	(138)	—

	$425	$12,011	$3,712

On June 23, 2006, the Company divested its GPS technology and associated business to Glonav Inc. (“Glonav”) in return for an equity ownership of 19.9% in Glonav on a fully diluted basis. The Company’s valuation of its equity investment in Glonav was $5,984 based on an independent expert’s valuation in consideration of the assets and cash contributed to Glonav. The Company did not have the ability to exercise significant influence over operating and financial policies of Glonav. Since Glonav was a highly leveraged entity and received additional funding to continue its operations after the divestment by the Company, the gain resulting from the divestment of the GPS technology and associated business in the total amount of $1,751 was deferred. In January 2008, the Company divested its entire equity investment in Glonav following Glonav’s acquisition by NXP Semiconductors B.V. (“NXP Semiconductors”) for an initial cash payment of $85,000, plus up to an additional $25,000 in cash payable to all of Glonav’s stockholders, contingent upon Glonav reaching certain revenue and product development milestones within the two years after the acquisition. In February 2008, the Company received its portion of the initial cash payment, less 10% which has being held in escrow to satisfy indemnification claims and less its portion of certain fees and expenses incurred in connection with the transaction. After the deductions, the Company’s portion of the initial cash payment totaled $14,561. During 2008, the Company received additional payments of $1,790 in connection with Glonav’s achievement of its first, second and third product development milestones. In total, the Company received $16,351 during 2008 for the equity divestment of Glonav and Glonav’s achievement of milestones. In 2008, the Company recorded a capital gain of $12,118 from the divestment of its equity investment in Glonav (including the deferred gain of $1,751 resulting from the recognition of the deferred gain, as detailed above). During 2009, the Company received an aggregate payment of $3,712 and recorded a capital gain of $3,712 from the divestment of its equity investment in Glonav in connection with Glonav’s achievement of the remaining development milestones and in connection with receiving the full escrow amount.
As part of the combination with Parthus in November 2002, the Company acquired a minority investment in a private company (the “Portfolio Company”). The Company had no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to the Company’s original investment. As a result, the Company impaired the investment. The Company recorded a gain of $425 and $27 in 2007 and 2008, respectively, from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount.
The Company recorded a capital gain of $4 in 2008 from the sale of a property, and a loss of $138 in 2008 related to the disposal of SATA-related fixed assets associated with the Company’s restructuring of its SATA activities.
NOTE 12: TAXES ON INCOME
a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.
1. Irish Subsidiaries
The Irish operating subsidiary currently qualifies for a 10% tax rate on its trade, which under current legislation will remain in force until December 31, 2010. After this date, a 12.5% tax rate will apply. Another Irish subsidiary qualifies for an exemption from income tax as its revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997.

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
According to the provisions of the Investment Law, CEVA’s Israeli subsidiary has elected the “alternative benefits track” — the waiver of grants in return for tax exemption and, accordingly, it is tax-exempt for a period of two or four years commencing from the year it first earns taxable income, and is subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of up to a total of six or eight years from when the tax exemption ends.
The period of reduced tax rate, detailed above, is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date.
CEVA’s Israeli subsidiary’s first, second, third, fourth, fifth and sixth plans under the “Approved Enterprise” status commenced operations in 1994, 1996, 1998, 1999, 2002, and 2004, respectively. The second plan was tax exempt for four years from the first year it had taxable income and is entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six years. The other plans are tax exempt for two years from the first year they had taxable income and are entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years. The tax benefit under the first, second, third and fourth plans have expired.
On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were in effect on the date of such approval.
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
During 2006, CEVA’s Israeli subsidiary received an approval for the erosion of tax basis in respect to its fifth and sixth plans, and during 2008, CEVA’s Israeli subsidiary’s received an approval for the erosion of tax basis in respect to its second, third and fourth plans. These approvals resulted in increasing the taxable income attributed to the seventh plan, which is currently in effect, and will be taxed at a lower tax rate than some of the previous plans, and will result in a decrease in the effective tax rate.
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
As a result of the Amendment, tax-exempt income generated from a “Benefited Enterprise” under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation, and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31 2009, the Company generated income under the provisions of the Investment Law which in the case of distribution or liquidation of the Israeli subsidiary would result in the Israeli subsidiary being taxed at the reduced corporate tax rate of 10%, which in turn will generate tax liabilities of $581.
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
Conditions for the entitlement to the benefits:
The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the Investment Law and Amendment, regulations published thereunder and the criteria set forth in the specific certificate of approvals. In the event of the Company’s failure to comply with these conditions, the benefits may be canceled, the income generated from the “Approved Enterprise” and “Benefited Enterprise” programs could be subject to corporate tax in Israel at the standard corporate tax rate and CEVA’s Israeli subsidiary will be required to refund tax benefits already received plus a consumer price index linkage adjustment and interest.
Management believes that as of December 31, 2009, CEVA’s Israeli subsidiary met all of the aforementioned conditions.
B. Israeli corporate tax structure:
The rate of the Israeli corporate tax is as follows: 2007 — 29%, 2008 — 27%, 2009 — 26%, 2010 — 25%. Tax at a reduced rate of 25% applies on capital gains arising after January 1, 2003, instead of the regular tax rate. In July 2009, the “Knesset” (Israeli Parliament) passed the Law for Economic Efficiency (Amended Legislation for Implementing the Economic Plan for 2009 and 2010), which prescribes, among others, an additional gradual reduction in the rates of the Israeli corporate tax and real capital gains tax starting in 2011 to the following tax rates: 2011 — 24%, 2012 — 23%, 2013 — 22%, 2014 — 21%, 2015 — 20%, 2016 and thereafter — 18%.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
C. Final tax assessments:
CEVA’s Israeli subsidiary has received final tax assessments through 2005.
b. The provision for income taxes is as follows:

	Year ended December 31,
	2007	2008	2009
Domestic taxes:
Current	$52	$3,104	$109
Deferred	—	(138)	920
Foreign taxes:
Current	716	817	1,175
Deferred	(321)	18	180

	$447	$3,801	$2,384

Income (loss) before taxes on income:
Domestic	$(2,123)	$(3,321)	$(3,571)
Foreign	3,861	15,687	14,301

	$1,738	$12,366	$10,730

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2007	2008	2009
Income before taxes on income	$1,738	$12,366	$10,730

Theoretical tax at U.S. statutory rate-35%	608	4,328	3,756
Foreign income taxes at rates other than U.S. rate	(962)	(4,017)	(3,273)
Subpart F	—	4,360	1,189
Non-deductible items	1,554	809	1,008
Valuation allowance	(548)	(1,187)	(265)
Other	(205)	(492)	(31)

Taxes on income	$447	$3,801	$2,384

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
d. Deferred taxes on income:
Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2008	2009
Deferred tax assets
Operating loss carryforward	$7,681	$7,450
Accrued expenses	358	366
Temporary differences related to R&D expenses	1,109	991
Other	69	—

Total gross deferred tax assets	9,217	8,807
Valuation allowance	(7,781)	(7,402)

Net deferred tax assets	$1,436	$1,405

Deferred tax liabilities
Subpart F carryforward	$—	$1,062
Other	—	106

Total gross deferred tax liabilities	$—	$1,168

Net deferred tax assets (*)	$1,436	$237

(*)
Deferred tax for the year ended December 31, 2008 from domestic and foreign jurisdictions was $138 and $1,298, respectively. Deferred tax for the year ended December 31, 2009 from domestic and foreign jurisdictions was $(851) and $1,088, respectively.

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
f. Tax loss carryforwards:
As of December 31, 2009, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $5,635, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2014. As of December 31, 2009, CEVA and its subsidiaries had foreign operating losses of approximately $69,523, principally in Ireland, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.
g. CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2006, and state and local income tax examinations for the years prior to 2005.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 13: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE
The lease for one of the Company’s facilities in Dublin, Ireland, known as the Harcourt lease, provided for an aggregate annual rental of 888 Euro (approximately $1,300) and expired in 2021. On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. In 2008, the Company paid approximately $5,900 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. The Company also successfully managed during the first quarter of 2008 to terminate part of its lease obligation in another office in Limerick, Ireland, where the Company had unused space. The Company recorded in 2008 an aggregate of $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company has no under-utilized building operating lease obligations as of December 31, 2008.
In October 2008, the Company’s Board of Directors approved a reduction in expenses associated with the Company’s SATA activities. In December 2008, the Company’s management implemented the reduction with the termination in employment of a number of SATA-related technology engineers across the Company’s Irish offices. A one-time restructuring expense associated with the down-sizing of the SATA team in the amount of $584 was recorded in 2008 in accordance with FASB ASC No. 420 “Exit or Disposal Costs Obligation.”
The major components of restructuring and other charges are as follows:

		Under-utilized
	Severance and	building operating	Legal and
	related costs	lease obligations	professional fees	Total
Balance as of December 31, 2007 (1)	$—	$2,144	$230	$2,374
Charge, net	663	3,586	(128)	4,121
Effect of exchange rate	61	3	5	69
Cash outlays	(103)	(5,733)	(83)	(5,919)

Balance as of December 31, 2008 (2)	$621	$—	$24	$645
Cash outlays	(621)	—	(24)	(645)

Balance as of December 31, 2009	$—	$—	$—	$—

(1)	The legal and professional fees were related to the termination of the Harcourt lease.

(2)	The legal and professional fees were related to charges associated with the restructuring of the SATA business.

	Year ended December 31,
	2008	2009

Short-term — Restructuring accruals (see Note 7)	$645	$—
NOTE 14: RELATED PARTY TRANSACTIONS
a. Directors who are not employees of CEVA (other than the Chairman) are entitled to an annual retainer of $40, payable in quarterly installments of $10 each. The Chairman receives an annual retainer of $60, payable in quarterly installments of $15 each. The retainer contemplates attendance at four board meetings per year. Committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $1 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings. Directors are eligible to participate in the Company’s stock option plans.
b. On July 1, 1996, one of CEVA’s Irish subsidiaries entered into a property lease agreement with Veton Properties Limited to lease the Harcourt facilities. The lease term was 25 years from July 1, 1996 and the annual rental payment was approximately 888 Euro ($1,300). Peter McManamon, Chairman of the Company’s Board of Directors, is a minority stockholder of Veton Properties Limited. On January 18, 2008, the Company made a payment of approximately $5,700 to surrender and terminate the lease, which was recorded as cash outflow in 2008 (for more details see Note 13).
c. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2007, 2008 and 2009 were $266, $263 and $194, respectively. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2007, 2008 and 2009 were $2, $0 and $16, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
NOTE 15: COMMITMENTS AND CONTINGENCIES
a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
b. As of December 31, 2009, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities, equipment and vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.
Rent expense for the fiscal years ended December 31, 2007, 2008 and 2009, were $1,097, $937 and $918, respectively.
As of December 31, 2009, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental
	commitments for	Commitments for other	Other purchase
	leasehold properties	lease obligations	obligations	Total
2010	$981	$342	$494	$1,817
2011	161	200	108	469

	$1,142	$542	$602	$2,286

c. Royalties:
The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2009, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) aggregating $2,167 for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.
Through December 31, 2009, the Company had paid royalties to the OCS in the amount of $1,329. As of December 31, 2009, the aggregate contingent liability to the OCS (including interest) amounted to $959.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.
By:	/s/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer
March 15, 2010
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gideon Wertheizer and Yaniv Arieli or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gideon Wertheizer Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 15, 2010

/s/ Yaniv Arieli Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ Peter McManamon Peter McManamon	Director and Chairman	March 15, 2010

/s/ Eliyahu Ayalon Eliyahu Ayalon	Director	March 15, 2010

/s/ Zvi Limon Zvi Limon	Director	March 15, 2010

/s/ Bruce Mann Bruce Mann	Director	March 15, 2010

/s/ Sven-Christer-Nilsson Sven-Christer Nilsson	Director	March 15, 2010

/s/ Louis Silver Louis Silver	Director	March 15, 2010

/s/ Dan Tocatly Dan Tocatly	Director	March 15, 2010

CEVA, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning of			Balance at end
	period	Additions	Deduction (1)	of period

Year ended December 31, 2009 Allowance for doubtful accounts	$743	$—	$43	$700

Year ended December 31, 2008 Allowance for doubtful accounts	$868	$—	$125	$743

Year ended December 31, 2007 Allowance for doubtful accounts	$682	$186	$—	$868

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3	(3)	Third Amended and Restated Bylaws of the Registrant

3.7	(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1	(5)	Specimen of Common Stock Certificate

10.1	(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7	(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8	(6)†	CEVA, Inc. 2003 Director Stock Option Plan

10.9	(6)†	Parthus 2000 Share Option Plan

10.10	†*	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11	(1)	Form of Indemnification Agreement

10.12	(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13	(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14	(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15	(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16	(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17	(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18	(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19	(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20	(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21	(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22	(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23	(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1	*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.

(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 29, 2008, and incorporated hereby by reference.

(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(5)
Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.

(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.

(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.

(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.

(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Filed herewith.