Form 10-Q
period 2010-03-31
CEVA  INC
filed 2010-05-10
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,979,556 shares of common stock, $0.001 par value, as of May 3, 2010.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the penetration of handsets in emerging markets such as China, India and Latin America could generate future growth potential for CEVA;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•	Our optimism about adoption of our technologies for new categories of products, such as data cards, USB dongles, smart metering, tablets, netbooks and eReaders;

•
Our belief that Texas Instruments’ and Freescale’s announcement of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion;

•	Our belief that both the handsets and mobile broadband markets continue to present significant growth opportunities for us;

•
Subject to a return to normal seasonal growth, our optimism about 2010 resulting from key customers with production capability for high volume products, including portable consumer products, set-top boxes, ultra-low-cost phones and smartphones;

•	Our belief that our research and development expenses will increase in 2010 as compared to 2009;

•	Our belief that our new DSP core, CEVA-XC, is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets;

•	We are experiencing strong interest and pipe line build-up for our DSP cores due to general business improvements in our primary markets;

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$27,074	$12,104
Short term bank deposits	19,847	40,056
Marketable securities (see Note 3)	54,753	48,438
Trade receivables (net of allowance for doubtful accounts of $700 at both March 31, 2010 and December 31, 2009)	6,743	5,995
Deferred tax assets	1,115	1,096
Prepaid expenses and other accounts receivable	4,109	5,345

Total current assets	113,641	113,034

Long term bank deposit	5,006	—
Severance pay fund	4,711	4,455
Deferred tax assets	561	309
Property and equipment, net	1,276	1,148
Goodwill	36,498	36,498

Total long-term assets	48,052	42,410

Total assets	$161,693	$155,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$680	$530
Deferred revenues	366	432
Accrued expenses and other payables	9,630	9,735
Deferred tax liabilities	1,197	1,168

Total current liabilities	11,873	11,865

Long term liabilities:
Accrued severance pay	4,741	4,483

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 20,963,065 and 20,429,736 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21	20
Additional paid in-capital	162,344	158,325
Accumulated other comprehensive income	155	251
Accumulated deficit	(17,441)	(19,500)

Total stockholders’ equity	145,079	139,096

Total liabilities and stockholders’ equity	$161,693	$155,444

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except share and per share data

	Three months ended
	March 31,
	2010	2009
Revenues:
Licensing	$4,722	$4,544
Royalties	4,980	3,759
Other revenue	899	1,210

Total revenues	10,601	9,513
Cost of revenues	714	1,210

Gross profit	9,887	8,303
Operating expenses:
Research and development, net	4,609	4,075
Sales and marketing	1,808	1,636
General and administrative	1,546	1,472

Total operating expenses	7,963	7,183

Operating income	1,924	1,120
Financial income, net	557	476

Income before taxes on income	2,481	1,596
Income tax expenses	422	228

Net income	$2,059	$1,368

Basic net income per share	$0.10	$0.07

Diluted net income per share	$0.09	$0.07

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,654	19,557

Diluted	21,911	19,754

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total	Total
Three months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
March 31, 2010	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096
Net income	—	—		—	—	—	2,059	$2,059	2,059
Unrealized loss from available-for-sale securities, net	—	—		—	—	(14)	—	(14)	(14)
Unrealized loss from hedging activities, net	—	—		—	—	(82)	—	(82)	(82)

Total comprehensive income								$1,963

Equity-based compensation	—	—		584	—	—	—		584
Issuance of Common Stock upon exercise of employee stock options	443,964	1		2,910	—	—	—		2,911
Issuance of Common Stock under employee stock purchase plan	89,365	—	(*)	525	—	—	—		525

Balance as of March 31, 2010	20,963,065	$21		$162,344	$—	$155	$(17,441)		$145,079

						Accumulated
				Additional		other		Total	Total
Three months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
March 31, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659
Net income	—	—		—	—	—	1,368	$1,368	1,368
Unrealized loss from available-for-sale securities, net	—	—		—	—	(99)	—	(99)	(99)
Unrealized loss from hedging activities, net	—	—		—	—	(545)	—	(545)	(545)

Total comprehensive income								$724

Equity-based compensation	—	—		808	—	—	—		808
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options	17,373	—	(*)	—	132	—	(34)		98
Issuance of Treasury Stock under employee stock purchase plan	81,509	—	(*)	—	627	—	(153)		474

Balance as of March 31, 2009	19,490,080	$19		$154,520	$(5,140)	$(668)	$(25,791)		$122,940

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,059	$1,368
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	122	128
Equity-based compensation	584	808
Loss (gain) on available-for-sale marketable securities	(6)	53
Amortization of premiums on available-for-sale marketable securities	346	64
Accrued interest on short term bank deposits	(187)	(275)
Unrealized foreign exchange loss (gain)	(17)	50
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(748)	837
Decrease (increase) in prepaid expenses and other accounts receivable	1,201	(259)
Increase in deferred tax, net	(226)	(41)
Increase (decrease) in trade payables	138	(190)
Decrease in deferred revenues	(66)	(304)
Decrease in accrued expenses and other payables	(180)	(1,275)
Increase in accrued severance pay, net	1	39

Net cash provided by operating activities	3,021	1,003

Cash flows from investing activities:
Purchase of property and equipment	(250)	(74)
Investment in bank deposits	(5,000)	(23,451)
Proceeds from bank deposits	20,416	21,676
Investment in available-for-sale marketable securities	(18,683)	(7,602)
Proceeds from maturity and sale of available-for-sale marketable securities	12,004	11,141

Net cash provided by investing activities	8,487	1,690

Cash flows from financing activities:
Purchase of Treasury Stock	—	(823)
Proceeds from issuance of Common Stock upon exercise of employee stock options	2,911	—
Proceeds from issuance of Common Stock under employee stock purchase plan	525	—
Proceeds from issuance of Treasury Stock upon exercise of employee stock options	—	98
Proceeds from issuance of Treasury Stock under employee stock purchase plan	—	474

Net cash provided by (used in) financing activities	3,436	(251)
Effect of exchange rate movements on cash	26	(287)

Increase in cash and cash equivalents	14,970	2,155
Cash and cash equivalents at the beginning of the period	12,104	13,328

Cash and cash equivalents at the end of the period	$27,074	$15,483

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
CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g., GSM/GPRS/EDGE/WCDMA/WiMax/LTE, CDMA and TD-SCDMA), mobile broadband (USB dongles, notebooks, netbooks, Mobile Internet Devices (MID), M2M, eReader), portable multimedia (e.g., portable video players, MobileTVs, personal navigation devices and MP3/MP4 players), home entertainment (e.g., DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g., hard disk drives and solid state drives (SSD)) and telecommunication devices (e.g., residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2009, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010, have been applied consistently in these unaudited interim condensed consolidated financial statements.
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
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the interim condensed consolidated statements of operations. The Company did not recognize any OTTI charges on its marketable securities during the three months ended March 31, 2010 and 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at March 31, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$5,608	$3	$—	$5,611
U.S. government and agency securities	1,546	5	—	1,551
Corporate bonds and securities	47,374	305	(88)	47,591

	$54,528	$313	$(88)	$54,753

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,842	$6	$(1)	$1,847
U.S. government and agency securities	1,934	16	—	1,950
Corporate bonds and securities	44,413	318	(90)	44,641

	$48,189	$340	$(91)	$48,438
The following table summarizes the Company’s investments in marketable securities by the contractual maturity date of the security:

	As at March 31, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$26,554	$223	$—	$26,777
Due after one year to three years	27,974	90	(88)	27,976

	$54,528	$313	$(88)	$54,753

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$19,528	$159	$(2)	$19,685
Due after one year to three years	28,661	181	(89)	28,753

	$48,189	$340	$(91)	$48,438
As of March 31, 2010 and December 31, 2009, management believes the losses detailed in the tables above are not OTTI. Management expects to recover the entire cost basis of these securities, and does not intend to sell or expect to be required to sell these investment before a recovery of the cost basis.
The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2010 amounted to $4,339. Of the unrealized losses outstanding as of March 31, 2010, the entire amount of $88 was outstanding for less than 12 months.
Proceeds from maturity and sales of available-for-sale marketable securities during the first quarter of 2010 and 2009 were 12,004 and 11,141, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 4: FAIR VALUE MEASURMENT
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
The Company measures its marketable securities and foreign currency derivative contracts at fair value. Marketable securities are classified within Level 2 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	March 31, 2010	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$5,611	$—	$5,611	$—
U.S. government and agency securities	1,551	—	1,551	—
Corporate bonds and securities	47,591	—	47,591	—
Foreign exchange contracts	93	—	93	—

Liabilities:
Foreign exchange contracts	75	—	75	—

	December 31,
Description	2009	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,847	$—	$1,847	$—
U.S. government and agency securities	1,950	—	1,950	—
Corporate bonds and securities	44,641	—	44,641	—
Foreign exchange contracts	128	—	128	—

Liabilities:
Foreign exchange contracts	27	—	27	—
In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at March 31, 2010 due to the short-term maturity of such instruments.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of operations within geographic areas:

	Three months ended
	March 31,
	2010		2009
	(unaudited)		(unaudited)
Revenues based on customer location:
United States	$789		$559
Europe and Middle East (1) (2)	7,760		5,253
Asia Pacific (3) (4)	2,052		3,701

	$10,601		$9,513

(1) Sweden	$1,390		$3,303
(2) Germany	$4,135		*	)
(3) Japan	*	)	$1,287
(4) S. Korea	*	)	$1,302

*)	Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended
	March 31,
	2010		2009
	(unaudited)		(unaudited)
Customer A	39%		(* )
Customer B	19%		19%
Customer C	—		17%
Customer D	(*	)	14%
Customer E	(*	)	10%

(*)	Less than 10%
NOTE 6: NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with FASB ASC No. 260, “Earnings Per Share”.

	Three months ended
	March 31,
(in thousands except per share data)	2010	2009
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$2,059	$1,368

Denominator:
Denominator for basic net income per share	20,654	19,557
Effect of employee stock options	1,257	197

Denominator for diluted net income per share	21,911	19,754

Basic net income per share	$0.10	$0.07

Diluted net income per share	$0.09	$0.07

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 41,567 shares for the three months ended March 31, 2010, and 3,388,138 for the corresponding period of 2009.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s employee stock purchase plan to employees of the Company and its subsidiaries. Most of the options granted under the Company’s stock-based compensation plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010, is as follows:

		Weighted
	Number of	average exercise
	options	price
Outstanding as of January 1, 2010	3,965,655	$7.66
Granted	32,500	11.58
Exercised	(443,964)	6.56
Forfeited or expired	(26,865)	8.25

Outstanding as of March 31, 2010	3,527,326	$7.83

Exercisable as of March 31, 2010	2,138,155	$7.47

During the first quarter of 2010, the Company issued 89,365 shares of common stock under its employee stock purchase plan for an aggregate consideration of $525.
The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Three months ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cost of revenue	$18	$35
Research and development expenses	167	262
Sales and marketing expenses	112	162
General and administrative expenses	287	349

Total	$584	$808

The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Three months ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	47%-61%	47%-76%
Risk-free interest rate	0.3%-3%	1%-2%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	—	5%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.5
Suboptimal exercise multiple (executives)	—	1.3
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended March 31, 2010 and 2009, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 45%-63% for the three months ended March 31, 2010, and 95% for the three months ended March 31, 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
As of March 31, 2010 and 2009, there were balances of $1,569 and $2,577, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic and diluted net income per share was $0.03 for the three months ended March 31, 2010, and $0.04 for the corresponding period of 2009.
NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES
The Company implemented the requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges and are all effective as hedges of these expenses.
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2010 and 2009, the notional principal amount of the Hedging Contracts held by the Company was $4,975 and $9,450, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of March 31, 2010 and 2009, the notional principal amount of the foreign exchange contracts held by the Company was $4,006 and $0, respectively.
The Company recorded in cost of revenues and operating expenses a net gain of $105 and a net loss of $239 during the three months ended March 31, 2010 and 2009, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net a gain of $5 and $0 during the three months ended March 31, 2010 and 2009, respectively, related to derivatives not designated as hedging instruments.
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at March 31,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$103
Foreign exchange forward contracts	88	25

	88	128
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	5	—

Total	$93	$128

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	75	27

Total	$75	$101

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s condensed consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$15	$(447)
Foreign exchange forward contracts	2	(337)

	$17	$(784)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(118)	$127
Foreign exchange forward contracts	13	112

	$(105)	$239

NOTE 9: RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (“ASU No. 2010-09”). The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and as such the Company adopted ASU No. 2010-09 during the first quarter of 2010. The Company has evaluated subsequent events after March 31, 2010 through the date and time the condensed consolidated financial statements were issued. There were no subsequent events that required disclosure or adjustment to the financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact its condensed consolidated financial statements.
In October 2009, the FASB issued a new accounting standard, ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements, “ which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard, ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. The Company is currently evaluating the impact of these standards on its condensed consolidated financial statements.

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
During the past three years, our business has shown profitability growth and business expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs - LG Electronics, Motorola, Nokia, Samsung, and Sony Ericsson — and many others, including a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 13% in 2009 from 2008 and increased 78% when comparing 2009 to 2007. Based on internal data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies approximately doubled in 2009 from 13% to 26% of the worldwide handsets volume based on fourth quarter worldwide shipments of handsets for 2008 and 2009. Revenues derived from the handsets market accounted for approximately 58% and 57% of our total annual royalty revenues and total annual revenues, respectively, for 2009. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Also, we are optimistic about adoption of our technologies for new categories of products, such as data cards, USB dongles, smart metering, tablets, netbooks, and eReaders. The announcement by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion.
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
Beyond products enabled by our technologies in handsets and mobile broadband markets, in 2009, we witnessed a noticeable increase in design starts of next-generation 4G WiMAX/LTE products utilizing our advanced DSP cores. Fourth generation wireless products require much greater performance and flexibility than 3G products. In addition to our CEVA-X family of DSP cores currently being designed into multiple 4G chipsets, we introduced a new DSP architecture, the CEVA-XC, in February 2009, to specifically address the unique and evolving needs of implementing LTE/4G, WiMAX and Software Defined Radio (SDR)-based wireless communication applications. We further enhanced this product offering by adding critical LTE software libraries and a robust partner program in 2010. We believe this new product line is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets.

As a result of the worldwide economic downturn that started in the second half of 2008, revenue derived from licensing of DSP cores and subsystems to semiconductor and OEM companies in the consumer electronics markets, including mobile multimedia and home entertainment, decreased during the first half of 2009 with a modest recovery during the second half of 2009. Our total revenues also decreased in 2009 as compared to 2008. Nonetheless, we are optimistic about 2010 as we have key customers with production capability for high volume products, including portable consumer products, set-top boxes, ultra-low-cost phones and smartphones. Subject to the market returning to its normal seasonal growth, we expect continued growth in these categories in 2010.
Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We currently anticipate that our operating expenses will increase during 2010 in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers, and currency exchange expenses as the U.S. dollar is currently devalued against the New Israeli Shekel (“NIS”), Euro, and British Pound, which are the primary currencies for our employee salary expenses. In addition to monitoring and controlling our operating expenses, we must maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
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
Moreover, due to the uncertainty about the sustainability of the market recovery, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, the current economic conditions, and specifically the volatility in the semiconductor and consumer electronics industries, could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
RESULTS OF OPERATIONS
Total Revenues
Total revenues increased by 11% to $10.6 million for the first quarter of 2010 from $9.5 million for the comparable quarter in 2009. The increase in total revenues reflected principally higher royalty revenues. Our five largest customers accounted for 78% of our total revenues for the first quarter of 2010, as compared to 66% for the comparable quarter of 2009. Two customers accounted for 39% and 19% of our total revenues for the first quarter of 2010, as compared to four different customers that accounted for 19%, 17%, 14% and 10% of our total revenues for the first quarter of 2009. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 68% of our total revenues for the first quarter of 2010.

We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. Revenues from license fees that involve customization of our technology to customer specifications are recognized in accordance with the principles set out in Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) No. 605-35-25 “Construction-Type and Production-Type Contracts Recognition.” We account for all of our other IP license revenues and related services in accordance with FASB ASC No. 985-605, “Software Revenue Recognition.”
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. No prepaid royalties revenue was generated during the first quarter ended March 31, 2010 and 2009. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
Licensing Revenues
Licensing revenues for the first quarter of 2010 were $4.7 million, an increase of 4% from $4.5 million for the first quarter of 2009. The slight increase in licensing revenues resulted mainly from higher revenues from our CEVA-TeakLite DSP core family of products, partially offset by lower revenues from our CEVA-X DSP core family of products and from our Serial Attached SCSI (SAS) product. We are experiencing strong interest and pipe line build-up for our DSP cores due to general business improvements in our primary markets, particularly the cellular baseband market.
Licensing revenues accounted for 45% of our total revenues for the first quarter of 2010, compared to 48% for the comparable period of 2009. During the first quarter of 2010, we concluded five new license agreements. Four of the agreements were for CEVA DSP cores, platforms and software, and one was for CEVA Serial ATA (SATA). Target applications for customer deployment are 2G and 3G handsets and data cards, set-top boxes, digital TVs and SSD drives. Geographically, two of the five deals concluded were in Europe and three were in the Asia Pacific region.
Royalty Revenues
Royalty revenues for the first quarter of 2010 were $5.0 million, an increase of 32% from $3.8 million for the first quarter of 2009. Royalty revenues accounted for 47% of our total revenues for the first quarter of 2010, compared to 39% for the comparable period of 2009. The increase in royalty revenues reflected our market share expansion in the handsets market, partially offset by a decrease in the average royalty rate per unit. Our per unit and prepaid royalty customers reported sales of 122 million chipsets incorporating our technologies for the first quarter of 2010, compared to 59 million for the comparable period of 2009. The five largest customers paying per unit royalty accounted for 86% of our total royalty revenues for the first quarter of 2010, compared to 85% for the comparable period of 2009.
As of March 31, 2010, 24 licensees were shipping products incorporating our technologies pursuant to 33 licensing arrangements. Of the 33 licensing arrangements, 29 are under per unit royalty arrangements and 4 are under prepayment arrangements. As of March 31, 2009, 26 licensees were shipping products incorporating our technologies pursuant to 29 licensing arrangements. Of the 29 licensing arrangements, 23 were under per unit royalty arrangements and 6 were under prepayment arrangements.
Other Revenues
Other revenues were $0.9 million for the first quarter of 2010, a decrease of 26% from $1.2 million for the first quarter 2009. The decrease in other revenues for the first quarter of 2010, as compared to the corresponding period of 2009, reflected lower support-related revenues and lower sales of development systems, mainly associated with our customers’ tighter expense controls and refraining from extending or renewing support-related agreements. Other revenues accounted for 8% of our total revenues for the first quarter of 2010, compared to 13% for the comparable period of 2009. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	First quarter			First quarter
	2010			2009
	(in millions, except percentages)
United States	$0.8		8%		$0.5		6%
Europe and Middle East (1) (2)	$7.8		73%		$5.3		55%
Asia Pacific (3) (4)	$2.0		19%		$3.7		39%

(1) Sweden	$1.4		13%		$3.3		35%
(2) Germany	$4.1		39%	$	*	)	* )
(3) Japan	*	)	* )		$1.3		14%
(4) S. Korea	*	)	* )		$1.3		14%

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues was $0.7 million for the first quarter of 2010, compared to $1.2 million for the comparable period of 2009. Cost of revenues accounted for 7% of our total revenues for the first quarter of 2010, compared to 13% for the comparable period of 2009. The decrease for the first quarter of 2010 principally reflected lower customization work for our licensees and lower royalty payback expenses paid to the Office of Chief Scientist of Israel. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of our products, the development of which previously received grants from the Office of Chief Scientist of Israel. Included in cost of revenues for the first quarter of 2010 was a non-cash equity-based compensation expense of $18,000, compared to $35,000 for the comparable period of 2009.
Gross Margin
Gross margin for the first quarter of 2010 was 93%, compared to 87% for the comparable period of 2009. The increase in gross margin for the first quarter of 2010 principally reflected higher royalty revenues which have higher gross margins, and a decrease in cost of revenues.
Operating Expenses
Total operating expenses were $8.0 million for the first quarter of 2010, compared to $7.2 million for the comparable period of 2009. The increase in total operating expenses for the first quarter of 2010 principally reflected higher salary and related costs, partially as a result of a higher number of personnel, higher project-related expenses and higher travel cost, partially offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expense.
We currently anticipate that our operating expenses will increase in 2010 in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers, and higher currency exchange expenses as the U.S. dollar is currently devalued against the NIS, Euro and British Pound, which are the primary currencies for our employee salary expenses.
Research and Development Expenses, Net
Our research and development expenses were $4.6 million for the first quarter of 2010, compared to $4.1 million for the comparable period of 2009. The net increase for the first quarter of 2010 principally reflected higher salary and related costs, partially as a result of a higher number of research and development personnel hired to leverage opportunities in LTE and HD video markets, as well as an increase in project-related expenses, partially offset by lower research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2010 was a non-cash equity-based compensation expense of $167,000, compared to $262,000 for the comparable period of 2009. Research and development expenses as a percentage of our total revenues were 43% for the first quarter of both 2010 and 2009.
The number of research and development personnel was 123 at March 31, 2010, compared to 116 at March 31, 2009.

Sales and Marketing Expenses
Our sales and marketing expenses were $1.8 million for the first quarter of 2010, compared to $1.6 million for the comparable period of 2009. The increase for the first quarter of 2010 principally reflected higher salary and related costs due to more personnel and higher travel expenses. Included in sales and marketing expenses for the first quarter of 2010 was a non-cash equity-based compensation expense of $112,000, compared to $162,000 for the comparable period of 2009. Sales and marketing expenses as a percentage of our total revenues were 17% for the first quarter of both 2010 and 2009.
The total number of sales and marketing personnel was 21 at March 31, 2010, compared to 20 at March 31, 2009.
General and Administrative Expenses
Our general and administrative expenses were both $1.5 million for the first quarter of 2010 and 2009. Included in general and administrative expenses for the first quarter of 2010 was a non-cash equity-based compensation expense of $287,000, compared to $349,000 for the comparable period of 2009. General and administrative expenses as a percentage of total revenues were 15% for the first quarter of both 2010 and 2009.
The number of general and administrative personnel was 25 at March 31, 2010, compared to 23 at March 31, 2009.
Financial Income, Net (in millions)

	First quarter	First quarter
	2010	2009
Financial income, net	$0.56	$0.48
of which:
Interest income and gains and losses from marketable securities, net	$0.53	$0.53
Foreign exchange gain (loss)	$0.03	$(0.05)
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The slightly increase in financial income, net, during the first quarter of 2010 principally reflected higher combined cash, bank deposits and marketable securities balances held, offset by lower interest rates.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $27,000 for the first quarter of 2010, and a foreign exchange loss of $54,000 for the comparable period of 2009.
Provision for Income Taxes
Our income tax expenses were $422,000 for the first quarter of 2010, compared to $228,000 for the comparable period of 2009. The increase for the first quarter of 2010 primarily reflected an increase in income before taxes and withholding tax expenses which we were unable to obtain a refund from a certain foreign tax authority. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
One of our Irish operating subsidiaries currently qualifies for a 10% tax rate on its trade, which under current legislation will remain in force until December 31, 2010. After this date, a tax rate of 12.5% will apply. Another Irish subsidiary qualifies for exemption from income taxes as its sole revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997.
Our Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second, third and fourth plans have expired and are subject to corporate tax of 25% in 2010. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth plans, and as a result no taxable income was attributed to the second and third plans, and reduced taxable income was attributed to the fourth plan.

On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commenced after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) is subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 25% for 2010. We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of deferred tax assets in 2010.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2010, we had approximately $27.1 million in cash and cash equivalents, $74.6 million in short term bank deposits and marketable securities, and $5.0 million in long term bank deposits, totaling $106.7 million, compared to $100.6 million at December 31, 2009. During the first quarter of 2010, we invested $23.7 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $32.4 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management’s judgment based on the specific facts and circumstances of each investment. We assess periodically whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first quarter of 2010.
Bank deposits are classified as short-term bank deposits and long-term bank deposits. Short-term bank deposits are non-tradable deposits with maturities of more than three months but less than one year, whereas long-term bank deposits are non-tradable deposits with maturities of more than one year. Non-tradable deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.
Net cash provided by operating activities for the first quarter of 2010 was $3.0 million, compared to $1.0 million of net cash provided by operating activities for the comparable period of 2009. For the first quarter of 2009, we expended $645,000 in connection with the restructuring of our SATA activities.
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
Net cash provided by investing activities for the first quarter of 2010 was $8.5 million, compared to $1.7 million of net cash provided by investing activities for the comparable period of 2009. We had a cash outflow of $18.7 million and a cash inflow of $12.0 million in respect of investments in marketable securities during the first quarter of 2010, as compared to cash outflow of $7.6 million and a cash inflow of $11.1 million in respect of investments in marketable securities during the first quarter of 2009. For the first quarter of 2010, we had net proceeds of $15.4 million in bank deposits, as compared to net investments of $1.8 million in bank deposits for the comparable period of 2009.
Net cash provided by financing activities during the first quarter of 2010 was $3.4 million, compared to $0.3 million of net cash used in financing activities for the comparable period of 2009. During the first quarter of 2010 and 2009, we received $3.4 and $0.6 million, respectively, from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan. During the first quarter of 2009, we repurchased 140,828 shares of our common stock at an average purchase price of $5.85 per share, for an aggregate purchase price of $0.8 million.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $27,000 for the first quarter of 2010, and a foreign exchange loss of $54,000 for the corresponding period of 2009.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2010 and 2009, we recorded accumulated other comprehensive loss of $82,000 and $545,000, respectively, from our forward and options contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2010, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $5,000, which will be recorded in the consolidated statements of operations during the following 12 months. We recognized a net gain of $105,000 for the first quarter of 2010 and a net loss of $239,000 for the first quarter of 2009, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.
We hold an investment portfolio consisting principally of corporate bonds and securities, and U.S. government and agency securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of March 31, 2010, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2010. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $0.53 million for both the first quarter of 2010 and 2009.
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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are not a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli and Irish governments are reduced or withheld;” (7) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (8) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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
Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such ends products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues. However, this general quarterly fluctuation may be impacted by the global economic slowdown and the slow recovery of business conditions.
In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the uncertainty about the sustainability of the economic recovery and outlook, and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for 2009 may not continue in 2010. We currently anticipate that our operating expenses will be higher for 2010, in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers and currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro, and the British pound, which are the primary currencies for our employee salary expenses. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.

We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Two customers, varying in identity from period-to-period, accounted for 39% and 19% of our total revenues for the first quarter of 2010. Our five largest customers, varying in identity from period-to-period, accounted for 78% of our total revenues for the first quarter of 2010. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 86% of our total royalty revenues for the first quarter of 2010. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the handsets market accounted for approximately 68% of our total revenues for the first quarter of 2010. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 92% of our total revenues for the first quarter of 2010 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
During the 2008-2009 global downturn, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our total revenues decreased in 2009 as compared to 2008. The economic downturn made, and the current uncertainty about the sustainability of the recovery makes, it extremely difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. Furthermore, during challenging economic times our customers may face various economic issues, including reduced demand for their products, longer design or production cycles, inability to gain timely access to sufficient credit, focus on cash preservation and tighter inventory management, all of which could result in an impairment of their ability to make timely payments to us and could cause reduced spending on our technologies.
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
If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 25% in 2010 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our first four investment programs have expired and are subject to corporate tax of 25% in 2010. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to the second and third investment programs, and reduced taxable income was attributed to the fourth investment program. The tax benefits under our other investment programs are scheduled to gradually expire starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

CEVA, INC.
Date: May 10, 2010	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: May 10, 2010	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)