Form 10-Q
period 2010-06-30
CEVA INC
filed 2010-08-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,243,241 shares of common stock, $0.001 par value, as of August 3, 2010.

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

•	Our belief that we are well-positioned to capitalize on the growth in the ultra-low-cost phone, smarphones and mobile broadband markets;

•	Our belief that our operating expenses will increase in 2010 as compared to 2009;

•	Our belief that our new DSP core, CEVA-XC, is well positioned to expand our licensee base in existing wireless handsets and new wireless infrastructure markets;

•
We are experiencing strong interest and pipe line build-up for our DSP cores due to general business improvements in our primary markets, particularly the cellular baseband market, and the availability of CEVA-XC DSP core designs for 4G software;

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
This report contains market data prepared by third parties, including Ericsson, Gartner, Inc., ABI Research and iSupply. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$22,228	$12,104
Short term bank deposits	12,079	40,056
Marketable securities (see Note 3)	59,214	48,438
Trade receivables (net of allowance for doubtful accounts of $700 at both June 30, 2010 and December 31, 2009)	5,546	5,995
Deferred tax assets	1,059	1,096
Prepaid expenses and other accounts receivable	3,938	5,345

Total current assets	104,064	113,034

Long term bank deposit	15,066	—
Severance pay fund	4,536	4,455
Deferred tax assets	564	309
Property and equipment, net	1,346	1,148
Goodwill	36,498	36,498

Total long-term assets	58,010	42,410

Total assets	$162,074	$155,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$650	$530
Deferred revenues	527	432
Accrued expenses and other payables	8,064	9,735
Deferred tax liabilities	1,062	1,168

Total current liabilities	10,303	11,865

Long term liabilities:
Accrued severance pay	4,558	4,483

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 21,093,079 and 20,429,736 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21	20
Additional paid in-capital	164,001	158,325
Treasury stock	(1,133)	—
Accumulated other comprehensive income (loss)	(336)	251
Accumulated deficit	(15,340)	(19,500)

Total stockholders’ equity	147,213	139,096

Total liabilities and stockholders’ equity	$162,074	$155,444

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except share and per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Licensing	$9,315	$8,817	$4,593	$4,273
Royalties	10,134	7,709	5,154	3,950
Other revenue	1,761	2,097	862	887

Total revenues	21,210	18,623	10,609	9,110
Cost of revenues	1,577	2,362	863	1,152

Gross profit	19,633	16,261	9,746	7,958
Operating expenses:
Research and development, net	9,114	8,071	4,505	3,996
Sales and marketing	3,584	3,286	1,776	1,650
General and administrative	3,116	3,030	1,570	1,558

Total operating expenses	15,814	14,387	7,851	7,204

Operating income	3,819	1,874	1,895	754
Financial income, net	1,098	950	541	474
Other income (see Note 10)	—	1,901	—	1,901

Income before taxes on income	4,917	4,725	2,436	3,129
Income tax expenses	735	1,042	313	814

Net income	$4,182	$3,683	$2,123	$2,315

Basic net income per share	$0.20	$0.19	$0.10	$0.12

Diluted net income per share	$0.19	$0.19	$0.10	$0.12

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,859	19,536	21,061	19,515

Diluted	21,991	19,884	22,069	20,014

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total	Total
Six months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders’
June 30, 2010	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096
Net income	—	—		—	—	—	4,182	$4,182	4,182
Unrealized loss from available-for-sale securities, net	—	—		—	—	(314)	—	(314)	(314)
Unrealized loss from hedging activities, net	—	—		—	—	(273)	—	(273)	(273)

Total comprehensive income								$3,595

Equity-based compensation	—	—		1,124	—	—	—		1,124
Issuance of Common Stock upon exercise of employee stock options	675,378	1		4,027	—	—	—		4,028
Issuance of Common Stock under employee stock purchase plan	89,365	—	(*)	525	—	—	—		525
Purchase of Treasury Stock	(108,009)	—	(*)	—	(1,207)	—	—		(1,207)
Issuance of Treasury Stock upon exercise of employee stock options	6,609	—	(*)	—	74	—	(22)		52

Balance as of June 30, 2010	21,093,079	$21		$164,001	$(1,133)	$(336)	$(15,340)		$147,213

						Accumulated
				Additional		other		Total	Total
Six months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders’
June 30, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659
Net income	—	—		—	—	—	3,683	$3,683	3,683
Unrealized gain from available-for-sale securities, net	—	—		—	—	419	—	419	419
Unrealized gain from hedging activities, net	—	—		—	—	2	—	2	2

Total comprehensive income								$4,104

Equity-based compensation	—	—		1,525	—	—	—		1,525
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options	50,052	1		1	370	—	(56)		316
Issuance of Treasury Stock under employee stock purchase plan	81,509	—	(*)	—	627	—	(153)		474

Balance as of June 30, 2009	19,522,759	$20		$155,238	$(4,902)	$397	$(23,498)		$127,255

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,182	$3,683
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	258	248
Equity-based compensation	1,124	1,525
Loss (gain) on available-for-sale marketable securities	(14)	57
Amortization of premiums on available-for-sale marketable securities	718	187
Accrued interest on short term bank deposits	(322)	(545)
Unrealized foreign exchange loss (gain)	(51)	103
Gain on realization of investments	—	(1,901)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	449	(154)
Decrease (increase) in prepaid expenses and other accounts receivable	1,268	(215)
Decrease (increase) in deferred tax, net	(176)	16
Increase (decrease) in trade payables	131	(7)
Increase (decrease) in deferred revenues	95	(300)
Decrease in accrued expenses and other payables	(1,706)	(1,856)
Increase (decrease) in accrued severance pay, net	(6)	2

Net cash provided by operating activities	5,950	843

Cash flows from investing activities:
Purchase of property and equipment	(456)	(164)
Investment in bank deposits	(19,432)	(35,527)
Proceeds from bank deposits	32,625	30,867
Investment in available-for-sale marketable securities	(35,448)	(19,201)
Proceeds from maturity and sale of available-for-sale marketable securities	23,528	16,354
Proceeds from realization of investments	—	1,901

Net cash provided by (used in) investing activities	817	(5,770)

Cash flows from financing activities:
Purchase of Treasury Stock	(1,207)	(823)
Proceeds from issuance of Common Stock upon exercise of employee stock options	4,028	—
Proceeds from issuance of Common Stock under employee stock purchase plan	525	—
Proceeds from issuance of Treasury Stock upon exercise of employee stock options	52	316
Proceeds from issuance of Treasury Stock under employee stock purchase plan	—	474

Net cash provided by (used in) financing activities	3,398	(33)
Effect of exchange rate movements on cash	(41)	(153)

Increase (decrease) in cash and cash equivalents	10,124	(5,113)
Cash and cash equivalents at the beginning of the period	12,104	13,328

Cash and cash equivalents at the end of the period	$22,228	$8,215

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1: BUSINESS
The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).
CEVA licenses a family of programmable DSP cores, DSP-based subsystems and application-specific platforms, including HD video, HD audio, Voice over IP, Bluetooth, Serial ATA (SATA) and Serial Attached SCSI (SAS).
CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g., GSM/GPRS/EDGE/WCDMA/WiMax/LTE, CDMA and TD-SCDMA), mobile broadband (USB dongles, tablets, notebooks, netbooks, Mobile Internet Devices (MID), M2M, eReader), portable multimedia (e.g., portable video players, MobileTVs, Mobile Internet Devices, personal navigation devices and MP3/MP4 players), home entertainment (e.g., DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g., hard disk drives and solid state drives (SSD)) and telecommunication devices (e.g., residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the interim condensed consolidated statements of operations. The Company did not recognize any OTTI charges on its marketable securities during the six months ended June 30, 2010 and 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at June 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Certificates of deposits	$5,351	$8	$—	$5,359
Corporate bonds and securities	54,054	108	(307)	53,855

	$59,405	$116	$(307)	$59,214

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Certificates of deposits	$1,842	$6	$(1)	$1,847
U.S. government and agency securities	1,934	16	—	1,950
Corporate bonds and securities	44,413	318	(90)	44,641

	$48,189	$340	$(91)	$48,438
The following table summarizes the Company’s investments in marketable securities by the contractual maturity date of the security:

	As at June 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Due in one year or less	$23,506	$96	$(12)	$23,590
Due after one year to three years	35,899	20	(295)	35,624

	$59,405	$116	$(307)	$59,214

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Due in one year or less	$19,528	$159	$(2)	$19,685
Due after one year to three years	28,661	181	(89)	28,753

	$48,189	$340	$(91)	$48,438
As of June 30, 2010 and December 31, 2009, management believes the losses detailed in the tables above are not OTTI. Management expects to recover the entire cost basis of these securities, and does not intend to sell or expect to be required to sell these investment before a recovery of the cost basis.
The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2010 amounted to $34,195. Of the unrealized losses outstanding as of June 30, 2010, the entire amount of $307 was outstanding for less than 12 months.
Proceeds from maturity and sales of available-for-sale marketable securities during the six months ended June 30, 2010 and 2009 were $23,528 and $16,354, respectively. Gross realized gains and losses from the sale of available-for sale securities for the three months ended June 30, 2010 were $39 and $31, respectively, as compared to $2 and $6 for the comparable periods in 2009. Gross realized gains and losses from the sale of available-for sale securities for the six months ended June 30, 2010 were $52 and $38, respectively, as compared to $9 and $66 for the comparable periods in 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 4: FAIR VALUE MEASUREMENT
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

Description	June 30, 2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$12,079	$—	$12,079	$—
Marketable securities:
Certificates of deposits	5,359	—	5,359	—
Corporate bonds and securities	53,855	—	53,855	—
Foreign exchange contracts	221	—	221	—
Long term bank deposits	15,066	—	15,066	—

Liabilities:
Foreign exchange contracts	194	—	194	—

Description	December 31, 2009	Level I	Level II	Level III
Assets:
Short term bank deposits	$40,056	$—	$40,056	$—
Marketable securities:
Certificates of deposits	1,847	—	1,847	—
U.S. government and agency securities	1,950	—	1,950	—
Corporate bonds and securities	44,641	—	44,641	—
Foreign exchange contracts	128	—	128	—

Liabilities:
Foreign exchange contracts	27	—	27	—
In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2010 due to the short-term maturity of such instruments.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended				Three months ended
	June 30,				June 30,
	2010		2009		2010		2009
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Revenues based on customer location:
United States	$3,714		$3,056		$1,879		$2,497
Europe and Middle East (1) (2)	11,217		8,772		4,503		3,519
Asia Pacific (3) (4) (5)	6,279		6,795		4,227		3,094

	$21,210		$18,623		$10,609		$9,110

(1) Sweden	$2,587		$4,444		$1,197		$1,141
(2) Germany	$5,158			*)		*)		*)
(3) China	$2,897			*)	$2,314			*)
(4) S. Korea		*)	$2,037		$1,141			*)
(5) Japan		*)	$2,696			*)	$1,409

*)	Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended				Three months ended
	June 30,				June 30,
	2010		2009		2010		2009
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Customer A	18%		16%		17%		14%
Customer B	24%			(*)		(*)		(*)
Customer C		(*)		(*)	15%			(*)
Customer D		(*)		(*)		(*)	18%
Customer E		(*)	11%			(*)		(*)

(*)	Less than 10%
NOTE 6: NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with FASB ASC No. 260, “Earnings Per Share.”

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$4,182	$3,683	$2,123	$2,315

Denominator:
Denominator for basic net income per share	20,859	19,536	21,061	19,515
Effect of employee stock options	1,132	348	1,008	499

Denominator for diluted net income per share	21,991	19,884	22,069	20,014

Basic net income per share	$0.20	$0.19	$0.10	$0.12

Diluted net income per share	$0.19	$0.19	$0.10	$0.12

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 51,404 and 46,486 shares for the three and six months ended June 30, 2010, respectively, and 2,078,256 and 2,733,197 shares for the corresponding periods of 2009.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s employee stock purchase plan to employees of the Company and its subsidiaries. Most of the options granted under the Company’s stock-based compensation plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option activity and related information for the three months ended June 30, 2010, is as follows:

		Weighted
	Number of	average exercise
	options	price
Outstanding as of March 31, 2010	3,527,326	$7.83
Granted	142,500	12.49
Exercised	(238,023)	4.91
Forfeited or expired	(11,199)	9.13

Outstanding as of June 30, 2010	3,420,604	$8.23

Exercisable as of June 30, 2010	2,187,777	$7.81

During the three and six months ended June 30, 2010, the Company issued 0 and 89,365 shares of common stock under its employee stock purchase plan for an aggregate consideration of 0 and $525, respectively.
The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$33	$69	$15	$34
Research and development expenses	306	492	139	230
Sales and marketing expenses	208	304	96	142
General and administrative expenses	577	660	290	311

Total	$1,124	$1,525	$540	$717

The fair value for the Company’s stock options granted to employees and non-employees directors was estimated using the following assumptions:

	Three months ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	38%-62%	49%-78%
Risk-free interest rate	0.3%-2.6%	0.5%-3.4%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	5%	5%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.5
Suboptimal exercise multiple (executives)	1.3	1.3

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The Company did not grant new purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2010 and 2009.
As of June 30, 2010 and 2009, there were balances of $1,845 and $2,846, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic net income per share was $0.03 and $0.05 for the three and six months ended June 30, 2010, respectively, and $0.04 and $0.08 for the corresponding periods of 2009. The impact of equity-based compensation expense on diluted net income per share was $0.02 and $0.05 for the three and six months ended June 30, 2010, respectively, and $0.04 and $0.08 for the corresponding periods of 2009.
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2010 and 2009, the notional principal amount of the Hedging Contracts held by the Company was $6,790 and $5,990, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of June 30, 2010 and 2009, the notional principal amount of the foreign exchange contracts held by the Company was $8,302 and $0, respectively.
The Company recorded in cost of revenues and operating expenses a net loss of $22 and a net gain of $83 for the three and six months ended June 30, 2010, respectively, and a net loss of $123 and $362 for the comparable periods of 2009, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $216 and $221 for the three and six months ended June 30, 2010, respectively, related to derivatives not designated as hedging instruments. There were no derivatives not designated as hedging instruments for the three and six months ended June 30, 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at June 30,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$103
Foreign exchange forward contracts	—	25

	—	128
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	221	—

Total	$221	$128

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	4	—
Foreign exchange forward contracts	190	27

Total	$194	$27

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s condensed consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$(274)	$(4)	$173
Foreign exchange forward contracts	(223)	(86)	(225)	251

	$(212)	$(360)	$(229)	$424

The gains (losses), reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(118)	$284	$—	$157
Foreign exchange forward contracts	35	78	22	(34)

	$(83)	$362	$22	$123

NOTE 9: SHARE REPURCHASE PROGRAM
In May 2010, the Company announced that its board of directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization is in addition to the previously announced repurchase program of one million shares, which was fully utilized during the second quarter of 2010.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
During the second quarter of 2010, the Company repurchased 108,009 shares of common stock at an average purchase price of $11.2 per share, for an aggregate purchase price of approximately $1.2 million. The Company did not repurchase any common stock during the first quarter of 2010. As of June 30, 2010, 1,998,400 shares of common stock remain available for repurchase under its share repurchase program.
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
During both the second quarter and first half of 2010, the Company issued 6,609 shares of common stock, out of treasury stock, to employees who exercised their stock options. During the second quarter and first half of 2009, the Company issued 32,679 and 131,561 shares, respectively, of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 10: OTHER INCOME
The Company recorded a capital gain of $1,901 during both the second quarter and first half of 2009 from the divestment of its equity investment in GloNav Inc. to NXP Semiconductors.
NOTE 11: RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company is currently evaluating the impact of these standards on its consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (“ASU No. 2010-09”). The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and as such the Company adopted ASU No. 2010-09 during the first quarter of 2010. The Company has evaluated subsequent events after March 31, 2010 through the date and time the condensed consolidated financial statements were issued. There were no subsequent events that required disclosure or adjustment to the financial statements.
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
During the past three years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs — LG Electronics, Motorola, Nokia, Samsung, and Sony Ericsson — and many others, including a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 13% in 2009 from 2008 and increased 78% when comparing 2009 to 2007. Based on internal data and iSupply worldwide shipment data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies reached approximately 29% of the worldwide handsets volume based on first quarter 2010 worldwide shipments. Revenues derived from the handsets market accounted for approximately 58% and 57% of our total annual royalty revenues and total annual revenues, respectively, for 2009. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Also, we are optimistic about adoption of our technologies for new categories of products, such as data cards, USB dongles, smart metering, tablets, netbooks, and eReaders. The announcements by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion.
We believe both the handsets and mobile broadband markets continue to present significant growth opportunities for CEVA. According to Ericsson’s management commentary, as of June 2010, there were more than five billion cellular subscriptions worldwide, which is 72% of the entire global population. iSuppli forecasts that worldwide handset shipments will grow 11% in 2010 to 1.3 billion units, with the majority of the growth coming from ultra-low-cost phone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the ultra-low-cost phone, smartphone and mobile broadband markets as key chip suppliers serving these markets use our technologies broadly. ABI Research forecasts that shipments of cellular-based devices will nearly double in 2014 from 2009, reaching 2.2 billion units. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity. More commonly referred to as mobile broadband connectivity, these devices comprise of various consumer and machine-to-machine equipment, including eReaders, netbooks, tablets, data cards and smart metering equipment. Every cellular-connected device requires a DSP-based modem for connectivity and many of the leading suppliers of these modems are using our DSP technologies.
Beyond products enabled by our technologies in handsets and mobile broadband markets, in 2009, we witnessed a noticeable increase in design starts of next-generation 4G WiMAX/LTE products utilizing our advanced DSP cores. Fourth generation wireless products require much greater performance and flexibility than 3G products. In addition to our CEVA-X family of DSP cores currently being designed into multiple 4G chipsets, we introduced a new DSP architecture, the CEVA-XC, in February 2009, to specifically address the unique and evolving needs of implementing LTE/4G, WiMAX and Software Defined Radio (SDR)-based wireless communication applications. We further enhanced this product offering by adding critical LTE software libraries and a robust partner program in 2010. During the second quarter of 2010, we completed three licensing agreements for CEVA-XC; this underscores our belief that this new product line is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets.

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
RESULTS OF OPERATIONS
Total Revenues
Total revenues were $10.6 and $21.2 million for the second quarter and first half of 2010, respectively, representing an increase of 16% and 14%, respectively, as compared to the corresponding periods in 2009. The increase in total revenues reflected significantly higher royalty revenues, as well as higher licensing revenues from our different product lines, offset by lower revenues from the provision of technical support to customers. Five largest customers accounted for 59% and 63% of total revenues for the second quarter and first half of 2010, respectively, as compared to 54% and 52% for the comparable periods in 2009. Two customers accounted for 17% and 15% of total revenues for the second quarter of 2010, as compared to two different customers that accounted for 14% and 18% of total revenues for the second quarter of 2009. Two customers accounted for 18% and 24% of total revenues for the first half of 2010, as compared to two different customers that accounted for 16% and 11% of total revenues for the first half of 2009. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 70% and 69% of our total revenues for the second quarter and first half of 2010, respectively, as compared to 59% and 52% for the comparable periods of 2009.
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
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 2% and 11% of total revenues for the second quarter of 2010 and 2009, respectively, and 1% and 5% of total revenues for the first half of 2010 and 2009, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues
Licensing revenues were $4.6 and $9.3 million for the second quarter and first half of 2010, respectively, an increase of 7% and 6% from the second quarter and first half of 2009. The increase in licensing revenues for the second quarter of 2010 as compared to the corresponding period of 2009 resulted mainly from higher revenues from our CEVA-X DSP core family of products. The increase in licensing revenues for the first half of 2010 as compared to the corresponding period of 2009 resulted mainly from higher revenues from our CEVA-TeakLite DSP core family of products, partially offset by lower revenues from our CEVA-X DSP core family of products and Serial Attached SCSI (SAS) products. We are experiencing strong interest and pipe line build-up for our DSP cores due to general business improvements in our primary markets, particularly the cellular baseband market, and the availability of our new advanced CEVA-XC DSP product.
Licensing revenues accounted for 43% and 44% of our total revenues for the second quarter and first half of 2010, respectively, compared to 47% of our total revenues for both the second quarter and first half of 2009. During the second quarter of 2010, we concluded nine new license agreements. All nine agreements were for CEVA DSP cores, platforms and software. During the second quarter of 2010, we experienced strong demand from wireless industry leaders for our flagship CEVA-XC DSP product, which is part of our CEVA-X DSP core family of products, to power their LTE users equipment and facilitate network upgrades. Three of the nine licensing agreements concluded during the second quarter of 2010 were for our new CEVA-XC DSP product. Target applications for customer deployment are 3G and 4G handsets, mobile broadband, cellular base stations, VoIP TVs and Blu-ray players. Geographically, four of the nine deals concluded were in the U.S., four were in Asia and one was in Europe.
Royalty Revenues
Royalty revenues were $5.2 and $10.1 million for the second quarter and first half of 2010, respectively, an increase of 30% and 31% from the second quarter and first half of 2009. Royalty revenues accounted for 49% and 48% of our total revenues for the second quarter and first half of 2010, respectively, compared to 43% and 42% for the comparable periods of 2009. Royalty revenues for the second quarter and first half of 2010 included $0.4 million of catch-up royalties on past shipments, resulting from two existing customers in the consumer space. Royalty revenues for the second quarter and first half of 2009 included $0.9 million of royalties resulting from “catch up” royalties on past shipments from another existing customer. Excluding the “catch up” royalties, the increase in royalty revenues for the second quarter and first half of 2010 reflected our market share expansion in the handsets market, offset by a decrease in the average royalty rate per unit as a result of a change in product mix due to higher shipments of 2G/EDGE phones as compare to high end smartphones. Our per unit and prepaid royalty customers reported sales of 126 and 247 million chipsets incorporating our technology for the second quarter and first half of 2010, respectively, compared to 65 and 124 million for the comparable periods of 2009. The five largest customers paying per unit royalty accounted for 77% and 80% of our total royalty revenues for the second quarter and first half of 2010, respectively, compared to 83% and 69% for the comparable periods of 2009.
As of June 30, 2010, 25 licensees were shipping products incorporating our technologies pursuant to 34 licensing arrangements. Of the 34 licensing arrangements, 30 are under per unit royalty arrangements and 4 are under prepayment arrangements. As of June 30, 2009, 21 licensees were shipping products incorporating our technologies pursuant to 28 licensing arrangements. Of the 28 licensing arrangements, 24 were under per unit royalty arrangements and 4 were under prepayment arrangements.
Other Revenues
Other revenues were $0.9 and $1.8 million for the second quarter and first half of 2010, respectively, a decrease of 3% and 16% from the second quarter and first half of 2009, respectively. The decrease in other revenues for the second quarter and first half of 2010, as compared to the corresponding periods of 2009, reflected principally lower support-related revenues, mainly associated with our customers’ tighter expense controls and refraining from extending or renewing support-related agreements. Other revenues accounted for 8% of our total revenues for both the second quarter and first half of 2010, compared to 10% and 11% for the comparable periods of 2009. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	First Half				First Half				Second Quarter				Second Quarter
	2010				2009				2010				2009
	(in millions, except percentages)								(in millions, except percentages)

United States		$3.7		17%		$3.0		16%		$1.9		18%		$2.5		27%
Europe and Middle East (1) (2)		$11.2		53%		$8.8		47%		$4.5		42%		$3.5		39%
Asia Pacific (3) (4) (5)		$6.3		30%		$6.8		37%		$4.2		40%		$3.1		34%

(1) Sweden		$2.6		12%		$4.4		24%		$1.2		11%		$1.1		13%
(2) Germany		$5.2		24%	$		*)	*)	$		*)	*)	$		*)	*)
(3) China		$2.9		14%	$		*)	*)		$2.3		22%	$		*)	*)
(4) S. Korea	$		*)	*)		$2.0		11%		$1.1		11%	$		*)	*)
(5) Japan	$		*)	*)		$2.7		14%	$		*)	*)		$1.4		15%

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues were $0.9 and $1.6 million for the second quarter and first half of 2010, respectively, compared to $1.2 and $2.4 million for the comparable periods of 2009. Cost of revenues accounted for 8% and 7% of our total revenues for the second quarter and first half of 2010, respectively, compared to 13% for both the comparable periods of 2009. The decrease for the second quarter of 2010 principally reflected lower customization work for our licensees and lower royalty payback expenses paid to the Office of Chief Scientist of Israel. The decrease for the first half of 2010 principally reflected lower customization work for our licensees, lower salary and related costs and lower royalty payback expenses paid to the Office of Chief Scientist of Israel. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of our products, the development of which previously received grants from the Office of Chief Scientist of Israel. Included in cost of revenues for the second quarter and first half of 2010 was a non-cash equity-based compensation expense of $15,000 and $33,000, respectively, compared to $34,000 and $69,000 for the comparable periods of 2009.
Gross Margin
Gross margin for the second quarter and first half of 2010 were 92% and 93%, respectively, compared to 87% for both the comparable periods of 2009. The increase in gross margin for the second quarter and first half of 2010 principally reflected higher royalty revenues which have higher gross margins, and a decrease in cost of revenues.
Operating Expenses
Total operating expenses were $7.8 and $15.8 million for the second quarter and first half of 2010, respectively, compared to $7.2 and $14.4 million for the comparable periods of 2009. The increase in total operating expenses for the second quarter of 2010 principally reflected higher salary and related costs, partially as a result of a higher number of personnel, and lower research grants received from the Office of Chief Scientist of Israel, partially offset by lower project-related expenses and non-cash equity-based compensation expenses. The increase in total operating expenses for the first half of 2010 principally reflected higher salary and related costs, mainly as a result of a higher number of personnel and partially offset by lower non-cash equity-based compensation expenses.
We currently anticipate that our operating expenses will increase in 2010 in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers, higher salaries and related expenses, and to some extent, higher currency exchange expenses as the U.S. dollar is currently devalued against the NIS, Euro and British Pound, which are the primary currencies for our employee salary expenses.

Research and Development Expenses, Net
Our research and development expenses were $4.5 and $9.1 million for the second quarter and first half of 2010, respectively, compared to $4.0 and $8.1 million for the comparable periods of 2009. The net increase for both the second quarter and first half of 2010 principally reflected higher salary and related costs, partially as a result of a higher number of research and development personnel hired to leverage opportunities in the LTE and HD video markets, as well as lower research grants received from the Office of Chief Scientist of Israel, partially offset by a decrease in project-related expenses and lower non-cash equity-based compensation expenses. Included in research and development expenses for the second quarter and first half of 2010 were a non-cash equity-based compensation expenses of $139,000 and $306,000, respectively, compared to $230,000 and $492,000 for the comparable periods of 2009. Research and development expenses as a percentage of our total revenues were 42% and 43% for the second quarter and first half of 2010, respectively, compared to 44% and 43% for the comparable periods of 2009.
The number of research and development personnel was 126 at June 30, 2010, compared to 120 at June 30, 2009.
Sales and Marketing Expenses
Our sales and marketing expenses were $1.8 and $3.6 million for the second quarter and first half of 2010, respectively, compared to $1.7 and $3.3 million for the comparable periods of 2009. The increase for the second quarter of 2010 principally reflected higher commission expenses. The increase for the first half of 2010 principally reflected higher salary and related expenses due to a few changes in personnel, higher commission expenses and higher travel expenses, partially offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2010 was a non-cash equity-based compensation expense of $96,000 and $208,000, respectively, compared to $142,000 and $304,000 for the comparable periods of 2009. Sales and marketing expenses as a percentage of our total revenues were 17% for both the second quarter and first half of 2010, compared to 18% for both the second quarter and first half of 2009.
The total number of sales and marketing personnel was 22 at June 30, 2010, compared to 21 at June 30, 2009.
General and Administrative Expenses
Our general and administrative expenses were $1.6 and $3.1 million for the second quarter and first half of 2010, respectively, compared to $1.5 and $3.0 million for the comparable periods of 2009. Included in general and administrative expenses for the second quarter and first half of 2010 was a non-cash equity-based compensation expense of $290,000 and $577,000, respectively, compared to $311,000 and $660,000 for the comparable periods of 2009. General and administrative expenses as a percentage of total revenues were 15% for both the second quarter and first half of 2010, compared to 17% and 16% for the second quarter and first half of 2009, respectively.
The number of general and administrative personnel was 23 at the end of both June 30, 2010 and 2009.
Financial Income, Net (in millions)

	First Half	First Half	Second Quarter	Second Quarter
	2010	2009	2010	2009
Financial income, net	$1.10	$0.95	$0.54	$0.47
of which:
Interest income and gains and losses from marketable securities, net	$1.03	$1.07	$0.50	$0.54
Foreign exchange gain (loss)	$0.07	$(0.12)	$0.04	$(0.07)
Interest income and gains and losses from marketable securities, net, consists of interest earned on investments, gains and losses from marketable securities and amortization of discount and premium on marketable securities. The slightly decrease in Interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2010 principally reflected higher combined cash, bank deposits and marketable securities balances held, offset by lower interest rates.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $39,000 and $66,000 for the second quarter and first half of 2010, and a foreign exchange loss of $70,000 and $124,000 for the comparable periods of 2009.
Other Income (in millions)

	First half	First Half	Second Quarter	Second Quarter
	2010	2009	2010	2009
Gain on realization of investments	$—	$1.90	$—	$1.90

We recorded a capital gain of $1.9 million for both the second quarter and first half of 2009 from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors.
Provision for Income Taxes
Our income tax expenses were $313,000 and $735,000 for the second quarter and first half of 2010, respectively, compared to $814,000 and $1,042,000 for the comparable periods of 2009. The decrease for the second quarter of 2010 primarily reflected a tax expense of $0.5 million related to capital gains, which we recorded during the second quarter of 2009, from the divestment in GloNav to NXP Semiconductor. The decrease for the first half of 2010 primarily reflected a tax expense of $0.5 million related to capital gains, which we recorded during the second quarter of 2009, from the divestment in GloNav to NXP Semiconductor, offset by withholding tax expenses which we were unable to obtain a refund from a certain foreign tax authority during the first half of 2010. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2010, we had approximately $22.2 million in cash and cash equivalents, $71.3 million in short term bank deposits and marketable securities, and $15.1 million in long term bank deposits, totaling $108.6 million, compared to $100.6 million at December 31, 2009. During the first half of 2010, we invested $54.9 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 35 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $56.2 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the condensed consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management’s judgment based on the specific facts and circumstances of each investment. We assess periodically whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first half of 2010.

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
Net cash provided by operating activities for the first half of 2010 was $6.0 million, compared to $0.8 million of net cash provided by operating activities for the comparable period of 2009. For the first half of 2009, we expended $645,000 in connection with the restructuring of our SATA activities.
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
Net cash provided by investing activities for the first half of 2010 was $0.8 million, compared to $5.8 million of net cash used in investing activities for the comparable period of 2009. We had a cash outflow of $35.4 million and a cash inflow of $23.5 million in respect of investments in marketable securities during the first half of 2010, as compared to cash outflow of $19.2 million and a cash inflow of $16.4 million in respect of investments in marketable securities during the first half of 2009. For the first half of 2010, we had net proceeds of $13.2 million from bank deposits, as compared to net investments of $4.7 million in bank deposits for the comparable period of 2009. During the first half of 2009, we had a cash inflow of $1.9 million from the divestment of our equity investment in GloNav to NXP Semiconductors.
Net cash provided by financing activities during the first half of 2010 was $3.4 million. No cash was used in financing activities during the first half of 2009.
In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization is in addition to the previously announced repurchase program of one million shares, which was fully utilized during the second quarter of 2010.
During the first half of 2010 and 2009, we repurchased 108,009 and 140,828 shares of common stock, respectively, pursuant to our share repurchase program, at an average purchase price of $11.2 and $5.9 per share, respectively, for an aggregate purchase price of $1.2 and $0.8 million, respectively. As of June 30, 2010, 1,998,400 shares of common stock remain available for repurchase under our share repurchase program.
During the first half of 2010 and 2009, we received $4.6 and $0.8 million, respectively, from the issuance of common stock and treasury stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $39,000 and $66,000 for the second quarter and first half of 2010, respectively, and a foreign exchange loss of $70,000 and $124,000 for the comparable periods of 2009.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted during the second quarter of 2007, a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2010, we recorded accumulated other comprehensive loss of $191,000 and $273,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2009, we recorded accumulated other comprehensive gain of $547,000 and $2,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2010, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $186,000, which will be recorded in the consolidated statements of operations during the following 12 months. We recognized a net loss of $22,000 and a net gain of $83,000 for the second quarter and first half of 2010, respectively, and a net loss of $123,000 and $362,000 for the comparable periods of 2009, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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
We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2010, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2010. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $0.50 and $1.03 million for second quarter and first half of 2010, respectively, compared to $0.54 and $1.07 million for the comparable periods of 2009.
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
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
In addition, as noted above, our operating expenses and, accordingly, our operating income, are subject to fluctuation from quarter to quarter. In particular, due to the uncertainty about the sustainability of the economic recovery and general outlook, and pricing instability in worldwide markets, the level of operating efficiency and lower operating expenses that we reported for 2009 may not continue in 2010. We currently anticipate that our operating expenses will be higher for 2010, in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers, higher salaries and related expenses and to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro, and the British pound, which are the primary currencies for our employee salary expenses. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Two customers, varying in identity from period-to-period, accounted for 17% and 15% of our total revenues for the second quarter of 2010 and 18% and 24% of our total revenues for the first half of 2010. Our five largest customers, varying in identity from period-to-period, accounted for 59% and 63% of our total revenues for the second quarter and first half of 2010, respectively. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 77% and 80% of our total royalty revenues for the second quarter and first half of 2010, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the handsets market accounted for approximately 70% and 69% of our total revenues for the second quarter and first half of 2010, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 83% of our total revenues for the first half of 2010 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 25% in 2010 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our first four investment programs have expired and are subject to corporate tax of 25% in 2010. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to the second and third investment programs, and reduced taxable income was attributed to the fourth investment program. The tax benefits under our other investment programs are scheduled to gradually expire starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition. Recently, amendments to the Law for the Encouragement of Capital Investments were submitted to the Israeli government to propose certain changes to the tax benefits regime, which proposals require legislative action and remain uncertain at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2010.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	(a)	(b)	as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs)
Month #1 (April 1, 2010 to April 30, 2010)	—	—	—	106,409
Month #2 (May 1, 2010 to May 31, 2010)	21,716	$11.19	21,716	2,084,693	(1)
Month #3 (June 1, 2010 to June 30, 2010)	86,293	$11.17	86,293	1,998,400
TOTAL	108,009	$11.18	108,009	1,998,400	(2)

(1)
In May 2010, our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization is in addition to the previous announced share repurchase program of one million shares which was fully utilized during the second quarter of 2010. Any repurchases of the one million shares of common stock pursuant to Rule 10b5-1 shall be affected in accordance with predetermined parameters set forth in a Rule 10b5-1 plan that we established. Any repurchases of the one million shares of common stock pursuant to Rule 10b-18 shall be affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions; provided such repurchases are in accordance with Rule 10b-18. Our repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorization as of May 2010.
Item 6. EXHIBITS

Exhibit
No.	Description
10.24	2010 Executive Bonus Plan (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 3, 2010, and incorporated herein by reference)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: August 9, 2010	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 9, 2010	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)