Form 10-Q
period 2010-09-30
CEVA INC
filed 2010-11-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-49842

CEVA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0556376 (I.R.S. Employer Identification No.)

1943 Landings Drive, Mountain View, California (Address of Principal Executive Offices)	94043 (Zip Code)
(408) 417-7900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,004,913 shares of common stock, $0.001 par value, as of November 5, 2010.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the penetration of Ultra Low Cost (“ULC”) handsets in emerging markets such as China, India and Africa could generate future growth potential for CEVA;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;

•	Our optimism about adoption of our technologies for new categories of products, such as data cards, USB dongles, smart metering, tablets, netbooks and eReaders;

•
Our belief that Texas Instruments’ and Freescale’s announcement of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion;

•	Our belief that both the handsets and mobile broadband markets continue to present significant growth opportunities for us;

•	Our belief that we are well-positioned to capitalize on the growth in the ULC, smartphones and mobile broadband markets;

•	Our belief that our operating expenses will increase in 2010 as compared to 2009;

•	Our belief that our new DSP core, CEVA-XC, is well positioned to expand our licensee base in existing wireless handsets and new wireless infrastructure markets;

•
We are experiencing strong interest and pipeline build-up for our DSP cores due to general business improvements in our primary markets, particularly in the cellular baseband market, and CEVA-XC DSP product designed for 4G market;

•	Our expectation that two customers who are under prepaid royalty arrangements to fully utilize such arrangements by year-end 2010 and revert to per-unit royalty arrangements thereafter;

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$23,134	$12,104
Short term bank deposits	14,396	40,056
Marketable securities (see Note 3)	64,492	48,438
Trade receivables (net of allowance for doubtful accounts of $700 at both September 30, 2010 and December 31, 2009)	5,000	5,995
Deferred tax assets	964	1,096
Prepaid expenses and other accounts receivable	5,507	5,345

Total current assets	113,493	113,034

Long term bank deposit	15,153	—
Severance pay fund	5,144	4,455
Deferred tax assets	456	309
Property and equipment, net	1,462	1,148
Goodwill	36,498	36,498

Total long-term assets	58,713	42,410

Total assets	$172,206	$155,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$526	$530
Deferred revenues	766	432
Accrued expenses and other payables	9,598	9,735
Deferred tax liabilities	989	1,168

Total current liabilities	11,879	11,865

Long term liabilities:
Accrued severance pay	5,253	4,483

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 21,458,459 and 20,429,736 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21	20
Additional paid in-capital	167,549	158,325
Accumulated other comprehensive income	421	251
Accumulated deficit	(12,917)	(19,500)

Total stockholders’ equity	155,074	139,096

Total liabilities and stockholders’ equity	$172,206	$155,444

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands, except share and per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Licensing	$13,774	$14,059	$4,459	$5,242
Royalties	15,372	11,403	5,238	3,694
Other revenue	2,739	2,820	978	723

Total revenues	31,885	28,282	10,675	9,659
Cost of revenues	2,578	3,211	1,001	849

Gross profit	29,307	25,071	9,674	8,810
Operating expenses:
Research and development, net	13,243	12,132	4,129	4,061
Sales and marketing	5,248	4,914	1,664	1,628
General and administrative	4,709	4,555	1,593	1,525

Total operating expenses	23,200	21,601	7,386	7,214

Operating income	6,107	3,470	2,288	1,596
Financial income, net	1,591	1,501	493	551
Other income (see Note 10)	—	1,901	—	—

Income before income tax	7,698	6,872	2,781	2,147
Income tax expenses (income)	527	1,436	(208)	394

Net income	$7,171	$5,436	$2,989	$1,753

Basic net income per share	$0.34	$0.28	$0.14	$0.09

Diluted net income per share	$0.32	$0.27	$0.13	$0.09

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,989	19,588	21,244	19,689

Diluted	22,114	20,087	22,356	20,492

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		other		Total	Total
Nine months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
September 30, 2010	Shares	Amount		capital	stock	income	deficit	income	equity
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096
Net income	—	—		—	—	—	7,171	$7,171	7,171
Unrealized gain from available-for-sale securities, net	—	—		—	—	81	—	81	81
Unrealized gain from hedging activities, net	—	—		—	—	89	—	89	89

Total comprehensive income								$7,341

Equity-based compensation	—	—		1,661	—	—	—		1,661
Tax benefit related to exercise of stock options	—	—		1,125	—	—	—		1,125
Issuance of Common Stock upon exercise of employee stock options	894,897	1		5,642	—	—	—		5,643
Issuance of Common Stock under employee stock purchase plan	133,826	—	(*)	795	—	—	—		795
Purchase of Treasury Stock	(139,709)	—	(*)	—	(1,567)	—	—		(1,567)
Issuance of Treasury Stock upon exercise of employee stock options	91,389	—	(*)	1	1,027	—	(340)		688
Issuance of Treasury Stock under employee stock purchase plan	48,320	—	(*)	—	540	—	(248)		292

Balance as of September 30, 2010	21,458,459	$21		$167,549	$—	$421	$(12,917)		$155,074

						Accumulated
				Additional		other		Total	Total
Nine months ended	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
September 30, 2009	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659
Net income	—	—		—	—	—	5,436	$5,436	5,436
Unrealized gain from available-for-sale securities, net	—	—		—	—	380	—	380	380
Unrealized gain from hedging activities, net	—	—		—	—	132	—	132	132

Total comprehensive income								$5,948

Equity-based compensation	—	—		2,210	—	—	—		2,210
Purchase of Treasury Stock	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options	315,266	1		38	2,312	—	(236)		2,115
Issuance of Treasury Stock under employee stock purchase plan	168,015	—	(*)	—	1,260	—	(281)		979

Balance as of September 30, 2009	19,874,479	$20		$155,960	$(2,327)	$488	$(22,053)		$132,088

(*)	Amount less than $1.
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,171	$5,436
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	393	368
Equity-based compensation	1,661	2,210
Loss (gain) on available-for-sale marketable securities	(34)	36
Amortization of premiums on available-for-sale marketable securities	1,135	387
Accrued interest on short term bank deposits	(467)	(809)
Unrealized foreign exchange loss (gain)	(34)	100
Gain on realization of investments	—	(1,901)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	995	(974)
Decrease in prepaid expenses and other accounts receivable	1,046	419
Increase in deferred tax, net	(215)	(58)
Decrease in trade payables	(30)	(66)
Increase (decrease) in deferred revenues	334	(493)
Decrease in accrued expenses and other payables	(133)	(2,115)
Excess tax benefit from stock-based compensation	(1,125)	—
Increase (decrease) in accrued severance pay, net	80	(88)

Net cash provided by operating activities	10,777	2,452

Cash flows from investing activities:
Purchase of property and equipment	(707)	(314)
Investment in bank deposits	(27,449)	(41,592)
Proceeds from bank deposits	38,725	35,496
Investment in available-for-sale marketable securities	(46,721)	(28,449)
Proceeds from maturity and sale of available-for-sale marketable securities	29,665	23,645
Proceeds from realization of investments	—	1,901

Net cash used in investing activities	(6,487)	(9,313)

Cash flows from financing activities:
Purchase of Treasury Stock	(1,567)	(823)
Proceeds from issuance of Common Stock upon exercise of employee stock options	5,643	—
Proceeds from issuance of Common Stock under employee stock purchase plan	795	—
Proceeds from issuance of Treasury Stock upon exercise of employee stock options	688	2,115
Proceeds from issuance of Treasury Stock under employee stock purchase plan	292	979
Excess tax benefit from stock-based compensation	1,125	—

Net cash provided by financing activities	6,976	2,271
Effect of exchange rate movements on cash	(236)	(81)

Increase (decrease) in cash and cash equivalents	11,030	(4,671)
Cash and cash equivalents at the beginning of the period	12,104	13,328

Cash and cash equivalents at the end of the period	$23,134	$8,657

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
CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to OEM companies for incorporation into a wide variety of end products. CEVA’s IP is primarily deployed in high volume markets, including wireless handsets (e.g., GSM/GPRS/EDGE/WCDMA/WiMax/LTE, CDMA and TD-SCDMA), mobile broadband (USB dongles, tablets, notebooks, netbooks, Mobile Internet Devices (MID), Machine to Machine (M2M), eReader), portable multimedia (e.g., portable video players, MobileTVs, Mobile Internet Devices, personal navigation devices and MP3/MP4 players), home entertainment (e.g., DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g., hard disk drives and solid state drives (SSD)) and telecommunication devices (e.g., residential gateways, femtocells, VoIP phones and network infrastructure).
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery, or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the interim condensed consolidated statements of operations. The Company did not recognize any OTTI charges on its marketable securities during the nine months ended September 30, 2010 and 2009.

	As at September 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$5,204	$2	$(1)	$5,205
Corporate bonds and securities	58,940	402	(55)	59,287

	$64,144	$404	$(56)	$64,492

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,842	$6	$(1)	$1,847
U.S. government and agency securities	1,934	16	—	1,950
Corporate bonds and securities	44,413	318	(90)	44,641

	$48,189	$340	$(91)	$48,438
The following table summarizes the Company’s investments in marketable securities by the contractual maturity date of the security:

	As at September 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$24,151	$119	$(14)	$24,256
Due after one year to three years	39,993	285	(42)	40,236

	$64,144	$404	$(56)	$64,492

	As at December 31, 2009 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$19,528	$159	$(2)	$19,685
Due after one year to three years	28,661	181	(89)	28,753

	$48,189	$340	$(91)	$48,438
As of September 30, 2010 and December 31, 2009, management believes the losses detailed in the tables above are not OTTI. Management expects to recover the entire cost basis of these securities, and does not intend to sell, or expect to be required to sell, these securities before a recovery of the cost basis.
The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2010 amounted to $15,076. Of the unrealized losses outstanding as of September 30, 2010, the entire amount of $56 was outstanding for less than 12 months.
Proceeds from maturity and sales of available-for-sale marketable securities during the nine months ended September 30, 2010 and 2009 were $29,665 and $23,645, respectively. Gross realized gains and losses from the sale of available-for sale securities for the three months ended September 30, 2010 were $20 and $0, respectively, as compared to $21 and $0 for the comparable period in 2009. Gross realized gains and losses from the sale of available-for sale securities for the nine months ended September 30, 2010 were $72 and $38, respectively, as compared to $30 and $66 for the comparable period in 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 4: FAIR VALUE MEASURMENT
FASB ASC No. 820, “Fair Value Measurements and Disclosures” defines fair value, and establishes a framework for measuring fair value. Fair value is an exit price, representing the amount that would be received for selling an asset or paid for the transfer of a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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
The Company measures its bank deposits, marketable securities and foreign currency derivative contracts at fair value. Bank deposits and marketable securities are classified within Level 2 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30,
Description	2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$14,396	$—	$14,396	$—
Marketable securities:
Certificates of deposits	5,205	—	5,205	—
Corporate bonds and securities	59,287	—	59,287	—
Foreign exchange contracts	196	—	196	—
Long term bank deposits	15,153	—	15,153	—

Liabilities:
Foreign exchange contracts	251	—	251	—

	December 31,
Description	2009	Level I	Level II	Level III
Assets:
Short term bank deposits	$40,056	$—	$40,056	$—
Marketable securities:
Certificates of deposits	1,847	—	1,847	—
U.S. government and agency securities	1,950	—	1,950	—
Corporate bonds and securities	44,641	—	44,641	—
Foreign exchange contracts	128	—	128	—

Liabilities:
Foreign exchange contracts	27	—	27	—
In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at September 30, 2010 due to the short-term maturity of such instruments.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended				Three months ended
	September 30,				September 30,
	2010		2009		2010		2009
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$6,752		$3,516		$3,038		$460
Europe and Middle East (1) (2) (3)	14,804		12,719		3,587		3,947
Asia Pacific (4) (5)	10,329		12,047		4,050		5,252

	$31,885		$28,282		$10,675		$9,659

(1) Sweden	*	)	$6,104		*	)	$1,660
(2) Switzerland	$4,372		*	)	$2,753		*	)
(3) Germany	$6,724		*	)	$1,566		*	)
(4) China	$6,096		$5,401		$3,199		$4,239
(5) Japan	*	)	$3,292		*	)	*	)

*)	Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended				Three months ended
	September 30,				September 30,
	2010		2009		2010	2009
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
Customer A	17%		19%		16%	23%
Customer B	21%		(*	)	14%	(*	)
Customer C	(*	)	(*	)	15%	(*	)
Customer D	(*	)	—		10%	—
Customer E	(*	)	16%		(* )	44%

(*)	Less than 10%
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

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$7,171	$5,436	$2,989	$1,753

Denominator:
Denominator for basic net income per share	20,989	19,588	21,244	19,689
Effect of employee stock options	1,125	499	1,112	803

Denominator for diluted net income per share	22,114	20,087	22,356	20,492

Basic net income per share	$0.34	$0.28	$0.14	$0.09

Diluted net income per share	$0.32	$0.27	$0.13	$0.09

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 179,000 and 90,657 shares for the three and nine months ended September 30, 2010, respectively, and 1,138,135 and 2,201,509 shares for the corresponding periods of 2009.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s employee stock purchase plan to employees of the Company and its subsidiaries. Most of the options granted under the Company’s stock-based compensation plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option activity and related information for the three months ended September 30, 2010, is as follows:

		Weighted
	Number of	average exercise
	options	price
Outstanding as of June 30, 2010	3,420,604	$8.23
Granted	14,000	13.01
Exercised	(304,299)	7.40
Forfeited or expired	(8,224)	8.09

Outstanding as of September 30, 2010	3,122,081	$8.33

Exercisable as of September 30, 2010	2,016,786	$7.90

During the three and nine months ended September 30, 2010, the Company issued 92,781 and 182,146 shares of common stock under its employee stock purchase plan for an aggregate consideration of $562 and $1,087, respectively.
The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$56	$90	$23	$21
Research and development expenses	489	689	183	197
Sales and marketing expenses	300	442	92	138
General and administrative expenses	816	989	239	329

Total	$1,661	$2,210	$537	$685

The fair value for the Company’s stock options granted to employees and non-employees directors was estimated using the following assumptions:

	Three months ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	38%–60%	48%–76%
Risk-free interest rate	0.3%–2.5%	0.5%–3.1%
Expected forfeiture (employees)	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	1.5	1.5

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended September 30, 2010 and 2009, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 37%-59% for the three months ended September 30, 2010, and in a range of 50%-75% for the three months ended September 30, 2009.
As of September 30, 2010 and 2009, there were balances of $1,518 and $2,303, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic net income per share was $0.03 and $0.08 for the three and nine months ended September 30, 2010, respectively, and $0.03 and $0.11 for the corresponding periods of 2009. The impact of equity-based compensation expense on diluted net income per share was $0.02 and $0.08 for the three and nine months ended September 30, 2010, respectively, and $0.03 and $0.11 for the corresponding periods of 2009.
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2010 and 2009, the notional principal amount of the Hedging Contracts held by the Company was $5,020 and $5,195, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of September 30, 2010 and 2009, the notional principal amount of the foreign exchange contracts held by the Company was $12,827 and $0, respectively.
The Company recorded in cost of revenues and operating expenses a net loss of $19 and a net gain of $64 for the three and nine months ended September 30, 2010, respectively, and a net gain of $95 and a net loss of $267 for the comparable periods of 2009, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $469 and $248 for the three and nine months ended September 30, 2010, respectively, related to derivatives not designated as hedging instruments. There were no derivatives not designated as hedging instruments for the three and nine months ended September 30, 2009.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at	As at
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$99	$103
Foreign exchange forward contracts	97	25

Total	$196	$128

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	3	27

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	248	—

Total	$251	$27

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s condensed consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$114	$(192)	$103	$82
Foreign exchange forward contracts	41	85	264	171

	$155	$(107)	$367	$253

The gains (losses), reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(118)	$268	$—	$(16)
Foreign exchange forward contracts	55	(1)	20	(79)

	$(63)	$267	$20	$(95)

NOTE 9: SHARE REPURCHASE PROGRAM
In May 2010, the Company announced that its board of directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization was in addition to the previously announced repurchase program of one million shares, which was fully utilized during the second quarter of 2010.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
During the third quarter of 2010, the Company repurchased 31,700 shares of common stock at an average purchase price of $11.3 per share, for an aggregate purchase price of approximately $0.4 million. During the second quarter of 2010, the Company repurchased 108,009 shares of common stock at an average purchase price of $11.2 per share, for an aggregate purchase price of approximately $1.2 million. The Company did not repurchase any common stock during the first quarter of 2010. As of September 30, 2010, 1,966,700 shares of common stock remain available for repurchase under its share repurchase program.
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
During the third quarter and first nine months of 2010, the Company issued 133,100 and 139,709 shares of common stock, respectively, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan. During the third quarter and first nine months of 2009, the Company issued 351,720 and 483,281 shares, respectively, of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan.
NOTE 10: OTHER INCOME
The Company recorded a capital gain of $0 and $1,901 during the third quarter and first nine months of 2009, respectively, from the divestment of its equity investment in GloNav Inc. to NXP Semiconductors.
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
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2009, our licensees shipped over 334 million CEVA-powered chipsets, an increase of 9% over 2008 shipments of 307 million chipsets. As of September 30, 2010, our licensees shipped in excess of 384 million units. In 2009, Gartner Inc. reported our share of the licensable DSP market at 46%.
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
During the past four years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs — LG Electronics, Motorola, Nokia, Samsung, and Sony Ericsson — and many others, including a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 13% in 2009 from 2008 and increased by 78% when comparing 2009 to 2007. Based on internal data and iSuppli worldwide shipment data, CEVA’s worldwide market share of baseband chips for handsets that incorporate our technologies reached approximately 33% of the worldwide handsets volume based on second quarter 2010 worldwide shipments. Revenues derived from the handsets market accounted for approximately 58% and 68% of our total annual royalty revenues and total annual revenues, respectively, for 2009. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Also, we are optimistic about adoption of our technologies for new categories of products, such as data cards, USB dongles, smart metering, tablets, netbooks, and eReaders. The announcements by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion.
We believe both the handsets and mobile broadband markets continue to present significant growth opportunities for CEVA. According to commentary from Ericsson’s management, as of June 2010, there were more than five billion cellular subscriptions worldwide, which is 72% of the entire global population. iSuppli forecasts that worldwide handset shipments will grow 11% in 2010 to 1.3 billion units, with the majority of the growth coming from ultra-low-cost phone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the ultra-low-cost (ULC) phone, smartphone and mobile broadband markets as key chip suppliers serving these markets use our technologies broadly. ABI Research forecasts that shipments of cellular-based devices will nearly double in 2014 from 2009, reaching 2.2 billion units. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity. More commonly referred to as mobile broadband connectivity, these devices comprise of various consumer and machine-to-machine equipments, including eReaders, netbooks, tablets, data cards and smart metering equipments. Every cellular-connected device requires a DSP-based modem for connectivity and many of the leading suppliers of these modems use our DSP technologies.
Beyond products enabled by our technologies in handsets and mobile broadband markets, in 2009, we witnessed a noticeable increase in design starts of next-generation 4G WiMAX/LTE products utilizing our advanced DSP cores. Fourth generation wireless products require much greater performance and flexibility than 3G products. In addition to our CEVA-X family of DSP cores currently being designed into multiple 4G chipsets, we introduced a new DSP architecture, the CEVA-XC, in February 2009, to specifically address the unique and evolving needs of implementing LTE/4G, WiMAX and Software Defined Radio (SDR)-based wireless communication applications. We recently expanded this product line, introducing CEVA-XC323, the second implementation based on the CEVA-XC architecture, targeting 4G wireless infrastructure applications. During the third quarter of 2010, we completed our fifth licensing agreement for CEVA-XC; this trend underscores our belief that this new product line is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will increase during 2010 in comparison to 2009, mainly due to increased investments in research and development, including the addition of new engineers, and currency exchange expenses as the U.S. dollar is currently devalued against the New Israeli Shekel (“NIS”), Euro and British Pound, which are the primary currencies for our employee salary expenses. In addition to monitoring and controlling our operating expenses, we must maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, connected devices in the form of DTV, set-top boxes, tablets, mobile Internet devices, HD video and audio within products such as Blu-ray DVDs, digital TVs, set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as China, India and Africa, where the penetration of handsets, especially ultra-low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technology, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.
Moreover, due to the uncertainty about the sustainability of the market recovery, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, current economic conditions, and specifically the volatility in the semiconductor and consumer electronics industries, could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.
RESULTS OF OPERATIONS
Total Revenues
Total revenues were $10.7 and $31.9 million for the third quarter and first nine months of 2010, respectively, representing an increase of 11% and 13%, respectively, as compared to the corresponding periods in 2009. The increase in total revenues reflected primarily significantly higher royalty revenues, offset by lower licensing revenues from our different product lines. Five largest customers accounted for 63% and 57% of total revenues for the third quarter and first nine months of 2010, respectively, as compared to 83% and 55% for the comparable periods in 2009. Four customers accounted for 16%, 14%, 15% and 10% of our total revenues for the third quarter of 2010, as compared to two different customers that accounted for 23% and 44% of our total revenues for the third quarter of 2009. Two customers accounted for 17% and 21% of our total revenues for the first nine months of 2010, as compared to two different customers that accounted for 19% and 16% of our total revenues for the first nine months of 2009. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 66% and 69% of our total revenues for the third quarter and first nine months of 2010, respectively, as compared to 81% and 62% for the comparable periods of 2009.
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
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 3% and 0% of our total revenues for the third quarter of 2010 and 2009, respectively, and 2% and 4% of our total revenues for the first nine months of 2010 and 2009, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues
Licensing revenues were $4.5 and $13.8 million for the third quarter and first nine months of 2010, respectively, a decrease of 15% and 2% from the third quarter and first nine months of 2009, respectively. The decrease in licensing revenues for the third quarter of 2010 as compared to the corresponding period of 2009 resulted mainly from lower revenues from our CEVA-X DSP core family of products. The decrease in licensing revenues for the first nine months of 2010 as compared to the corresponding period of 2009 resulted mainly from lower revenues from our CEVA-X DSP core family of products and Serial Attached SCSI (SAS) products, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products. We are experiencing strong interest and pipeline build-up for our DSP cores due to general business improvements in our primary markets, particularly in the cellular baseband market, and our new advanced CEVA-XC DSP product designed for the 4G market.
Licensing revenues accounted for 42% and 43% of our total revenues for the third quarter and first nine months of 2010, respectively, compared to 54% and 50% for the comparable periods of 2009. During the third quarter of 2010, we concluded six new license agreements. Five agreements were for CEVA DSP cores, platforms and software, and one agreement was for our Bluetooth technology. During the third quarter of 2010, we experienced strong demand from wireless industry leaders for our flagship CEVA-XC DSP product, which is part of our CEVA-X DSP core family of products, targeted at LTE/4G products and equipment networks. One of the six licensing agreements concluded during the third quarter of 2010 was for our new CEVA-XC DSP product. Target applications for customer deployment are 3G and 4G handsets and mobile broadband processors, smart metering systems and Android-based application processors for smartphones, tablets and eReaders. Geographically, two of the six deals concluded were in the U.S., three were in Asia and one was in Europe.
Royalty Revenues
Royalty revenues were $5.2 and $15.4 million for the third quarter and first nine months of 2010, respectively, an increase of 42% and 35% from the third quarter and first nine months of 2009, respectively. Royalty revenues accounted for 49% and 48% of our total revenues for the third quarter and first nine months of 2010, respectively, compared to 38% and 40% for the comparable periods of 2009. Royalty revenues for the first nine months of 2010 included $0.4 million of catch-up royalties on past shipments resulting from two existing customers in the consumer space. Royalty revenues for the first nine months of 2009 included $0.9 million of royalties resulting from “catch up” royalties on past shipments from another existing customer. Excluding the “catch up” royalties, the increase in royalty revenues for the third quarter and first nine months of 2010 reflected our market share expansion in the handsets market, which was driven by large volume GSM/2G phones, especially targeted at the emerging markets, which also bears lower average royalty rate per unit. Our per unit and prepaid royalty customers reported sales of 141 and 391 million chipsets incorporating our technologies for the third quarter and first nine months of 2010, respectively, compared to 89 and 213 million for the comparable periods of 2009. The five largest customers paying per unit royalty accounted for 80% and 79% of our total royalty revenues for the third quarter and first nine months of 2010, respectively, compared to 85% and 71% for the comparable periods of 2009.
As of September 30, 2010, 26 licensees were shipping products incorporating our technologies pursuant to 34 licensing arrangements. Of the 34 licensing arrangements, 31 are under per unit royalty arrangements and 3 are under prepayment arrangements. We expect two customers who are under prepaid royalty arrangements to fully utilize such arrangements by year-end 2010 and revert to per-unit royalty arrangements thereafter. As of September 30, 2009, 21 licensees were shipping products incorporating our technologies pursuant to 29 licensing arrangements. Of the 29 licensing arrangements, 25 were under per unit royalty arrangements and 4 were under prepayment arrangements.
Other Revenues
Other revenues were $1.0 and $2.7 million for the third quarter and first nine months of 2010, respectively, an increase of 35% and a decrease of 3% from the third quarter and first nine months of 2009, respectively. The increase in other revenues for the third quarter of 2010 as compared to the corresponding period of 2009 reflected principally higher support-related revenues and higher sales of development systems. The slight decrease in other revenues for the first nine months of 2010, as compared to the corresponding period of 2009, reflected principally lower support-related revenues offset by higher sales of development systems. Other revenues accounted for 9% of our total revenues for both the third quarter and first nine months of 2010, compared to 7% and 10% for the comparable periods of 2009. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	Nine months				Nine months				Third Quarter				Third Quarter
	2010				2009				2010				2009
	(in millions, except percentages)								(in millions, except percentages)
United States		$6.8		21%		$3.5		12%		$3.0		28%		$0.5		5%
Europe and Middle East (1) (2) (3)		$14.8		47%		$12.7		45%		$3.6		34%		$3.9		41%
Asia Pacific (4) (5)		$10.3		32%		$12.1		43%		$4.1		38%		$5.3		54%

(1) Sweden	$	*	)	* )		$6.1		22%	$	*	)	* )		$1.7		17%
(2) Switzerland		$4.4		14%	$	*	)	* )		$2.8		26%	$	*	)	* )
(3) Germany		$6.7		21%	$	*	)	* )		$1.6		15%	$	*	)	* )
(4) China		$6.1		19%		$5.4		19%		$3.2		30%		$4.2		44%
(5) Japan	$	*	)	* )		$3.3		12%	$	*	)	* )	$	*	)	* )

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues were $1.0 and $2.6 million for the third quarter and first nine months of 2010, respectively, compared to $0.8 and $3.2 million for the comparable periods of 2009. Cost of revenues accounted for 9% and 8% of our total revenues for the third quarter and first nine months of 2010, respectively, compared to 9% and 11% for the comparable periods of 2009. The increase for the third quarter of 2010 principally reflected higher customization work for our licensees. The decrease for the first nine months of 2010 principally reflected lower customization work for our licensees, lower salary and related costs and lower royalty payback expenses paid to the Office of Chief Scientist of Israel. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of our products, the development of which previously received grants from the Office of Chief Scientist of Israel. Included in cost of revenues for the third quarter and first nine months of 2010 was a non-cash equity-based compensation expense of $23,000 and $56,000, respectively, compared to $21,000 and $90,000 for the comparable periods of 2009.
Gross Margin
Gross margin for the third quarter and first nine months of 2010 were 91% and 92%, respectively, compared to 91% and 89% for the comparable periods of 2009. The increase in gross margin for the third quarter and first nine months of 2010 principally reflected higher royalty revenues which have higher gross margins.
Operating Expenses
Total operating expenses were $7.4 and $23.2 million for the third quarter and first nine months of 2010, respectively, compared to $7.2 and $21.6 million for the comparable periods of 2009. The increase in total operating expenses for the third quarter of 2010 principally reflected higher salary and related costs, and higher project-related expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel. The increase in total operating expenses for the first nine months of 2010 principally reflected higher salary and related costs, mainly as a result of a higher number of personnel, partially offset by higher research grants received from the Office of Chief Scientist of Israel and by lower non-cash equity-based compensation expenses.
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
Research and Development Expenses, Net
Our research and development expenses were $4.1 and $13.2 million for the third quarter and first nine months of 2010, respectively, compared to $4.1 and $12.1 million for the comparable periods of 2009. The net increase for the third quarter of 2010 principally reflected higher salary and related costs, as well as higher project-related expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel. The net increase for the first nine months of 2010 principally reflected higher salary and related costs, partially as a result of a higher number of research and development personnel hired to leverage opportunities in the LTE and HD video markets, partially offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses. Included in research and development expenses for the third quarter and first nine months of 2010 were non-cash equity-based compensation expenses of $183,000 and $489,000, respectively, compared to $197,000 and $689,000 for the comparable periods of 2009. Research and development expenses as a percentage of our total revenues were 39% and 42% for the third quarter and first nine months of 2010, respectively, compared to 42% and 43% for the comparable periods of 2009.

The number of research and development personnel was 125 at September 30, 2010, compared to 124 at September 30, 2009.
Sales and Marketing Expenses
Our sales and marketing expenses were $1.7 and $5.2 million for the third quarter and first nine months of 2010, respectively, compared to $1.6 and $4.9 million for the comparable periods of 2009. The slight increase for the third quarter of 2010 principally reflected higher marketing expenses. The increase for the first nine months of 2010 principally reflected higher salary and related expenses due to a few changes in personnel, as well as higher commission expenses due to higher sales levels, partially offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2010 were non-cash equity-based compensation expenses of $92,000 and $300,000, respectively, compared to $138,000 and $442,000 for the comparable periods of 2009. Sales and marketing expenses as a percentage of our total revenues were 16% for both the third quarter and first nine months of 2010, compared to 17% for both the third quarter and first nine months of 2009.
The total number of sales and marketing personnel was 22 at September 30, 2010, compared to 21 at September 30, 2009.
General and Administrative Expenses
Our general and administrative expenses were $1.6 and $4.7 million for the third quarter and first nine months of 2010, respectively, compared to $1.5 and $4.6 million for the comparable periods of 2009. The slight increase for both the third quarter and first nine months of 2010 principally reflected higher salary and related expenses, partially offset by lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2010 were non-cash equity-based compensation expenses of $239,000 and $816,000, respectively, compared to $329,000 and $989,000 for the comparable periods of 2009. General and administrative expenses as a percentage of total revenues were 15% for both the third quarter and first nine months of 2010, compared to 16% for both the third quarter and first nine months of 2009, respectively.
The number of general and administrative personnel was 22 at September 30, 2010, compared to 24 at September 30, 2009.
Financial Income, Net (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2010	2009	2010	2009

Financial income, net	$1.59	$1.50	$0.49	$0.55
of which:
Interest income and gains and losses from marketable securities, net	$1.58	$1.65	$0.55	$0.58
Foreign exchange gain (loss)	$0.01	$(0.15)	$(0.06)	$(0.03)
Interest income and gains and losses from marketable securities, net, consist of interest earned on investments, gains and losses from sale of marketable securities and amortization of discount and premium on marketable securities. The decrease in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2010 principally reflected lower interest rates, offset by higher combined cash, bank deposits and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $54,000 and foreign exchange gain of $12,000 for the third quarter and first nine months of 2010, respectively, and a foreign exchange loss of $28,000 and $152,000 for the comparable periods of 2009.
Other Income (in millions)

	Nine months	Nine months	Third Quarter	Third Quarter
	2010	2009	2010	2009

Gain on realization of investments	$—	$1.90	$—	$—

We recorded a capital gain of $1.9 million for the first nine months of 2009 from the divestment of our equity investment in GloNav Inc. to NXP Semiconductors.
Provision for Income Taxes
During the third quarter and first nine months of 2010, we recorded a tax benefit of $208,000 and a tax expense of $527,000, respectively, compared to a tax expense of $394,000 and $1,436,000 for the comparable periods of 2009. The tax benefit in the third quarter of 2010 was primarily associated with adjustments related to international cost allocations, as well as tax planning strategies to utilize certain deferred tax assets. The decrease in tax expense for the first nine months of 2010 in comparison to the comparable period in 2009 was associated with (i) adjustments related to international cost allocations and tax planning strategies to utilize certain deferred tax assets, which we recorded during the third quarter of 2010, offset by withholding tax expenses which we were unable to obtain a refund from a certain foreign tax authority during the first nine months of 2010 and higher tax expenses from income earned in certain foreign jurisdictions, and (ii) a tax expense of $0.5 million related to capital gains, which we recorded during the second quarter of 2009, from our divestment of GloNav to NXP Semiconductor. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2010, we had approximately $23.1 million in cash and cash equivalents, $14.4 million in short term bank deposits, $64.5 million in marketable securities, and $15.2 million in long term bank deposits, totaling $117.2 million, compared to $100.6 million at December 31, 2009. During the first nine months of 2010, we invested $74.2 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 35 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $68.4 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government and agency securities instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management’s judgment based on the specific facts and circumstances of each investment. We assess periodically whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when an entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first nine months of 2010.

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
Net cash provided by operating activities for the first nine months of 2010 was $10.8 million, compared to $2.5 million of net cash provided by operating activities for the comparable period of 2009. For the first nine months of 2009, we expended $645,000 in connection with the restructuring of our SATA activities.
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
Net cash used in investing activities for the first nine months of 2010 was $6.5 million, compared to $9.3 million of net cash used in investing activities for the comparable period of 2009. We had a cash outflow of $46.7 million and a cash inflow of $29.7 million in respect of investments in marketable securities during the first nine months of 2010, as compared to cash outflow of $28.4 million and a cash inflow of $23.6 million in respect of investments in marketable securities during the first nine months of 2009. For the first nine months of 2010, we had net proceeds of $11.3 million from bank deposits, as compared to net investments of $6.1 million in bank deposits for the comparable period of 2009. During the first nine months of 2009, we had a cash inflow of $1.9 million from the divestment of our equity investment in GloNav to NXP Semiconductors.
Net cash provided by financing activities for the first nine months of 2010 was $7.0 million, compared to $2.3 million net cash provided by financing activities for the comparable period of 2009.
In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization was in addition to the previously announced repurchase program of one million shares, which was fully utilized during the second quarter of 2010.
During the first nine months of 2010 and 2009, we repurchased 139,709 and 140,828 shares of common stock, respectively, pursuant to our share repurchase program, at an average purchase price of $11.2 and $5.9 per share, respectively, for an aggregate purchase price of $1.6 and $0.8 million, respectively. As of September 30, 2010, 1,966,700 shares of common stock remain available for repurchase under our share repurchase program.
During the first nine months of 2010 and 2009, we received $7.4 and $3.1 million, respectively, from the issuance of common stock and treasury stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
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
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $54,000 and a foreign exchange gain of $12,000 for the third quarter and first nine months of 2010, respectively, and a foreign exchange loss of $28,000 and $152,000 for the comparable periods of 2009.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2010, we recorded accumulated other comprehensive gain of $362,000 and $89,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2009, we recorded accumulated other comprehensive gain of $130,000 and $132,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2010, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $176,000, which will be recorded in the consolidated statements of operations during the following 12 months. We recognized a net loss of $20,000 and a net gain of $63,000 for the third quarter and first nine months of 2010, respectively, and a net gain of $95,000 and a net loss of $267,000 for the comparable periods of 2009, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.
We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of September 30, 2010, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2010. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains from marketable securities, net, were $0.55 and $1.58 million for the third quarter and first nine months of 2010, respectively, compared to $0.58 and $1.65 million for the comparable periods of 2009.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (7) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli and Irish governments are reduced or withheld;” (8) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (9) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	We compete directly in the DSP core space with Tensilica and Verisilicon;
•	CPU IP providers, such as Synopsys (through its acquisition of Virage Logic), ARM Holdings, MIPS Technologies and Tensilica, who offer DSP and DSP extensions to their IP;
•
Our video solution is software-based and competes with hardware implementations offered by companies such as Imagination Technologies and Chips & Media as well as internal engineering teams at companies such as Mediatek, Qualcomm and ST Ericsson who may design programmable DSP core products in-house and therefore not license our technologies; and

•
SATA and SAS IP markets are highly standardized with several vendors, such as Synopsys Gennum’s Snowbush IP group and Silicon Image that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenue.

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

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;
•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
•	any delay in execution of any anticipated licensing arrangement during a particular quarter;
•	delays in the commercialization of end products that incorporate our technology;
•	currency fluctuations of the Euro and NIS versus the U.S. dollar;
•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;
•	the timing of certain R&D grant payments;
•	our ability to scale our operations in response to changes in demand for our technologies;
•	entry into new markets, including China, India and Latin America;
•	changes in our pricing policies and those of our competitors;
•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and
•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.
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
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Four customers, varying in identity from period-to-period, accounted for 16%, 14%, 15% and 10% of our total revenues for the third quarter of 2010 and 17% and 21% of our total revenues for the first nine months of 2010. Our five largest customers, varying in identity from period-to-period, accounted for 63% and 57% of our total revenues for the third quarter and first nine months of 2010, respectively. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 80% and 79% of our total royalty revenues for the third quarter and first nine months of 2010, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the handsets market accounted for approximately 66% and 69% of our total revenues for the third quarter and first nine months of 2010, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets market, including through the introduction of enhanced technologies that attract OEM customers that target the handsets market, would harm our business, financial condition and results of operations. Moreover, the handsets market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 79% of our total revenues for the first nine months of 2010 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and under the funding programs of Enterprise Ireland and Invest Northern Ireland. We received aggregate grants of $1,913,000 for the nine months ended 2010. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
We are exposed to fluctuations in currency exchange rates.
A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS), Euro and British Pound, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in the NIS, Euro and British Pound are employee salaries. Increases in the volatility of the exchange rates of the NIS, Euro and British Pound versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in NIS, Euro and British Pound when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non- U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2010.

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
	(a) Total		Purchased as Part	that May Yet Be
	Number of		of Publicly	Purchased Under
	Shares	(b) Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs) (1)
Month #1 (July 1, 2010 to July 31, 2010)	—	—	—	1,998,400
Month #2 (August 1, 2010 to August 31, 2010)	31,700	$11.34	31,700	1,966,700
Month #3 (September 1, 2010 to September 30, 2010)	—	—	—	1,966,700
TOTAL	31,700	$11.34	31,700	1,966,700	(2)

(1)
In May 2010, our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. This authorization was in addition to the previously announced share repurchase program of one million shares which was fully utilized during the second quarter of 2010. Any repurchases of the one million shares of common stock pursuant to Rule 10b5-1 shall be affected in accordance with predetermined parameters set forth in a Rule 10b5-1 plan that we established. Any repurchases of the one million shares of common stock pursuant to Rule 10b-18 shall be affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions; provided such repurchases are in accordance with Rule 10b-18. Our repurchase program has no set expiration or termination date.

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

CEVA, INC.
Date: November 8, 2010	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 8, 2010	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)