Form 10-K
period 2010-12-31
CEVA INC
filed 2011-03-15
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-49842
CEVA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0556376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1943 Landings Drive, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)
(650) 417-7900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	NASDAQ GLOBAL MARKET
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $172,418,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2011

Common Stock, $0.001 par value per share	22,801,028 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;
•	Our belief that the penetration of ultra-low-cost (ULC) handsets in emerging markets such as China, India and Africa could generate future growth potential for CEVA;
•	Our belief that the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress;
•	Our optimism about adoption of our technologies for new categories of products;
•
Our belief that Texas Instruments’ and Freescale’s announcement of their intent to exit the baseband market, after historically having been large players in this market, is a strong positive driver for our future market share expansion;

•	Our belief that both the handsets and mobile broadband markets continue to present significant growth opportunities for us;
•	Our belief that we are well-positioned to capitalize on the growth in the smartphone, feature phone and mobile broadband markets;
•	Our belief that our operating expenses will increase in 2011 as compared to 2010;
•	Our belief that our new DSP core, CEVA-XC 323, is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets;
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
This report contains market data prepared by third parties, including ABI Research, Ericsson, The Linley Group and Strategy Analytics. Actual market results may differ from the projections of such organizations. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS
Company Overview
Headquartered in Mountain View, California, CEVA is the world’s leading licensor of silicon intellectual property (SIP) primarily for the handset, portable and consumer electronics markets. For more than fifteen years, CEVA has been licensing a portfolio of DSP cores, subsystems and platforms to leading semiconductor and original equipment manufacturer (OEM) companies worldwide. These technologies include:
•	a family of programmable Digital Signal Processor (DSP) cores with a range of cost, power-efficiency and performance points; and
•
a portfolio of application-specific platforms, including wireless baseband, multimedia (HD video and audio), voice (Voice over Internet Protocols (VoIP)), Bluetooth and Serial Storage technology (Serial ATA (SATA) and Serial Attached SCSI (SAS)).

In 2010, The Linley Group reported CEVA’s share of the licensable DSP market at 78%.
Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. Our IP is primarily deployed in high volume markets, including handsets (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMAX, CDMA and TD-SCDMA), mobile broadband (e.g. notebooks, eReaders, mobile Internet devices, tablets and smart metering equipment), portable multimedia (e.g. tablets, smartphones and feature phones, portable media players, MobileTVs, personal navigation devices, and MP3/MP4 players), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), game consoles (portable and home systems), storage (e.g. hard disk drives and Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).
Our revenue mix comprises of primarily IP licensing fees, per unit and prepaid royalties, and other revenues. Other revenues include revenues from support, training and sale of development systems. We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and consumer electronics companies, including Broadcom, Intel, Intersil, Marvell, Mediatek, Mindspeed, NXP, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Sequans, Spreadtrum, ST Ericsson, Sunplus, Trident, VIA Telecom and Zoran.
In 2010, CEVA’s licensees shipped 613 million CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 83% over 2009 shipments of 334 million chipsets. To date, over two billion CEVA-powered chipsets have been deployed by the world’s top cellular handset and consumer electronics brands, including ASUS, Dell, Fujitsu, Haier, Huawei, Lenovo, LG Electronics, Motorola, Nintendo, Nokia, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Sony Ericsson, Toshiba and ZTE.
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
CEVA is traded on both NASDAQ Global Market (CEVA) and the London Stock Exchange (CVA).
Industry Background
Digital Signal Processor (DSP) Cores
Digital Signal Processors continue to be one of the fastest growing sectors of the semiconductor industry. DSP is fundamental to all broadband communication (wireless and wired), as well as digital multimedia processing (e.g. voice, audio, video and image). DSP converts an analog signal (such as the human voice or music) into digital form. Such digital form then permits features such as voice, video, audio and data compression (a mandatory feature for saving memory space and allowing more users to share the scarce frequency band in wireless or wired communication) for devices such as mobile phones, tablets, eReaders, Blu-ray DVDs, digital TVs and more.

Design Gap
The demand for advanced smartphones, feature phones, mobile broadband devices, portable multimedia devices and home entertainment equipment continues to grow. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. The advent of next generation wireless technologies like HSPA+ and LTE, and high definition video and audio requirements have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.
CEVA Business
CEVA addresses the requirements of the handsets, portable and home electronics markets by designing and licensing programmable DSP cores, application-specific platforms and a range of software components which enable the rapid design of DSP-based chipsets or application-specific solutions for developing a wide variety of applications.
Given the “design gap,” as well as the complexity and the unique skill set required to develop a DSP core, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSPs), memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the software, such as video, audio and VoIP, required for their DSP-based applications. As a result, in addition to licensing DSP cores, companies increasingly seek to license application-specific software and hardware from third parties such as CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.
Our IP Business Model
Our objective is for our CEVA DSP cores to become the de facto DSP in the embedded DSP market. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers in the Software-Defined-Radio (SDR) space with complimentary offerings for our CEVA-XC communication processor. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.
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
Strategy
We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handsets, mobile broadband, wireless infrastructure, video, audio, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:
•	continue to develop and enhance our range of DSP cores with additional features, performance and capabilities;
•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions; and
•
capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products
We are the leading licensor of SIP platform solutions and DSP cores to the semiconductor industry. We offer a family of programmable DSP cores and a portfolio of application-specific platforms, including wireless baseband (both terminal and infrastructure), multimedia (HD audio, HD video and image), voice (VoIP), Bluetooth and serial storage technology (SATA and SAS).
CEVA DSP Cores
We market a family of synthesizable, programmable DSP cores, each delivering a different balance of performance, power dissipation and cost, thereby allowing customers to select a DSP core ideally suited for their target application. The ability to match processing power to the application is a crucial consideration when designers select a DSP supplier. Our DSP cores are families of architectures, each largely software compatible, meaning that software from one core within the same architecture can be applied to another core, which significantly reduces investment in code development, tools and design engineer training.
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
CEVA Application-Specific Platforms
CEVA application-specific platforms are a family of complete system solutions for a range of applications. These application-specific platforms fundamentally reduce the complexity, cost of ownership and time-to-market for products developed utilizing these platforms. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. video processing) software. Our family of DSP-based platforms includes HD audio, HD video, image and voice (VoIP). We also offer platform solutions for Bluetooth and serial storage technologies (SATA and SAS).
Customers
We have licensed our DSP cores and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Broadcom, Intel, Intersil, Marvell, Mediatek, Mindspeed, NXP, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Sequans, Spreadtrum, ST Ericsson, Sunplus, Trident, VIA Telecom and Zoran. As of the end of 2010, we had 29 licensees shipping products incorporating our technologies, pursuant to 38 licensing agreements. Three customers accounted for 16%, 18% and 19% of our total revenues for 2010. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.
International Sales and Operations
Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 79% of our total revenues for 2010, 84% for 2009 and 87% for 2008. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.

Moreover, the majority of our expenses, mainly employee salaries, are paid in currencies other than the U.S. dollar, principally the Israeli currency, New Israeli Shekel (NIS), the Euro and the British pound, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. As a result, an increase in the value of the currencies other than the U.S. dollar in comparison to the U.S. dollar could increase the cost of our operating expenses. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar, during the year, we instituted a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli, Irish and British employees denominated in the NIS, the Euro and the British pound for a period of one to twelve months with forward and options contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.
Sales and Marketing
We license our technology through a direct sales force. As of December 31, 2010, we had 20 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Sweden, Israel and the United States.
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
We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences, and posting information on our website and on live technology-oriented webinars. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.
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
Our research and development and customer technical support teams, consisting of 124 engineers as of December 31, 2010, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, solutions and application platforms. In addition, we engage third party contractors with specialized skills as required to support our research and development. Our research and development expenses, net of related research grants, were approximately $20, $17 and $18 million in 2008, 2009 and 2010, respectively.
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
We face direct competition in the DSP core space mainly Coresonic and Verisilicon, which licenses DSP cores in addition to its semiconductor business.
In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, CPU companies, such as ARM Holdings, MIPS Technologies, Synopsys (through its acquisition of Virage Logic) and Tensilica have added DSP technology and make use of it to provide platform solutions in the areas of baseband, video and audio.
With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as Broadcom, Mediatek, STMicroelectronics and Zoran license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.
Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:
•	in the video market — Chips & Media, Hantro (acquired by On2) and Imagination Technologies;
•	in the serial storage technology area — Gennum’s Snowbush IP Group, Silicon Image and Synopsys;
•	in VoIP applications — ARM Holdings, MIPS Technologies and Verisilicon; and
•	in audio applications — ARM Holdings, Tensilica, Verisilicon and Synopsys (through its acquisition of Virage Logic).
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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores and application-specific platform technologies. As of December 31, 2010, we hold 44 patents in the United States and eight patents in the EME (Europe and Middle East) region and three patents in Asia Pacific (APAC) region, with expiration dates between 2013 and 2024. In addition, as of December 31, 2010, we have 17 patent applications pending in the United States, five pending patent applications in Canada, 11 pending patent applications in the EME region and eight pending patent applications in the APAC region.
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
Employees
The table below presents the number of employees of CEVA as of December 31, 2010 by function and geographic location.

Number
Total employees	181
Function
Research and development	124
Sales and marketing	20
Technical support	14
Administration	23
Location
Israel	133
Ireland	15
United Kingdom	7
United States	10
Elsewhere	16
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	We compete directly in the DSP core space with Verisilicon and Coresonic;
•	CPU IP providers, such as ARM Holdings, MIPS Technologies, Synopsys (through its acquisition of Virage Logic), and Tensilica, who offer DSP and DSP extensions to their IP;
•
Our video solution is software-based and competes with hardware implementations offered by companies such as Imagination Technologies and Chips & Media, as well as internal engineering teams at companies such as Mediatek, Qualcomm and ST Ericsson that may design programmable DSP core products in-house and therefore not license our technologies; and

•
SATA and SAS IP markets are highly standardized with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenue.

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

•	royalty pricing pressure and unit price reduction due to increase in volume shipments or market product price erosion;
•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;
•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
•	any delay in execution of any anticipated licensing arrangement during a particular quarter;
•	delays in the commercialization of end products that incorporate our technology;
•	currency fluctuations of the Euro and NIS versus the U.S. dollar;
•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;
•	the timing of certain R&D government grant payments;
•	our ability to scale our operations in response to changes in demand for our technologies;
•	entry into new markets, including China, India and Latin America;
•	changes in our pricing policies and those of our competitors;
•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and
•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.
Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such ends products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues. However, this general quarterly fluctuation may be impacted by global economic conditions.
We currently anticipate that our operating expenses will be higher for 2011, in comparison to 2010, mainly due to increased investments in research and development, including the addition of new engineers, higher salary and related expenses, lower government grants participation and to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro, and the British pound, which are the primary currencies for our employee salary expenses. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Three customers, varying in identity from period-to-period, accounted for 16%, 18% and 19% of our total revenues in 2010. Our five largest customers, varying in identity from period-to-period, accounted for 60% of our total revenues in 2010, 53% in 2009 and 49% in 2008. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 81% of our total royalty revenues in 2010, 73% in 2009 and 79% in 2008. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the cellular and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were 50.9%, 42.2% and 35.5% of our total revenues for 2010, 2009 and 2008, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.
We generate a significant amount of our total revenues from the handsets market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the cellular market accounted for approximately 72% of our total revenues for 2010, 68% for 2009 and 55% for 2008. Any adverse change in our ability to compete and maintain our competitive position in the cellular market, including through the introduction of enhanced technologies that attract OEM customers that target the cellular market, would harm our business, financial condition and results of operations. Moreover, the cellular market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 79% of our total revenues in 2010, 84% in 2009 and 87% in 2008 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding improvements in business conditions since the second half of 2009 and in 2010, there continues to be uncertainty about the global economy and outlook, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.
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
One of our principal research and development facilities is located in, and our executive officers and some of our directors are residents of, Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition. Furthermore, the current political crisis in Egypt may have a material adverse effect on the region and Israel.
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

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.
We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $2,322,000, $1,731,000 and $959,000 in 2010, 2009 and 2008, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 25% in 2010 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our first four investment programs have expired and are subject to corporate tax of 25% in 2010 and 24% in 2011. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to the second and third investment programs, and reduced taxable income was attributed to the fourth investment program. The tax benefits under our other investment programs are scheduled to gradually expire starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. For 2009, 2010 and 2011, President Obama’s administration announced budgets, which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.
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
Our headquarters are located in Mountain View, California and we have principal offices in Herzeliya, Israel and Dublin, Ireland.

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2010:

			Area
Location	Term	Expiration	(Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	5 years	2015	3,643	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2014	28,880	Research and development; administration
Dublin, Ireland (1)	1 year	2011	2,270	Research and development; administration
Cork, Ireland (2)	25 years	2025	10,000	Research and development
Belfast, UK (3)	15 years	2019	2,600	Research and development

(1)	We are currently negotiating to extend this lease.

(2)	Break clause in the lease exercisable in 2011.

(3)	We have exercised a break clause in this lease and will vacate the facility in 2011.

ITEM 3.	LEGAL PROCEEDINGS
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
Gideon Wertheizer, age 54, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 28 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP — Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.
Yaniv Arieli, age 42, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.
Issachar Ohana, age 45, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of February 28, 2011, there were approximately 7,729 holders of record, which we believe represents approximately 13,570 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 8, 2011 was $23.11 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of
	Common Stock
	High	Low
2010
First Quarter	$13.01	$10.72
Second Quarter	$12.92	$10.93
Third Quarter	$14.57	$11.20
Fourth Quarter	$23.77	$14.12

2009
First Quarter	$7.48	$5.14
Second Quarter	$8.76	$7.19
Third Quarter	$10.90	$7.91
Fourth Quarter	$12.86	$9.77
We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.
Information as of December 31, 2010 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2011 Proxy Statement for the 2011 annual meeting of stockholders to be held on May 17, 2011 and incorporated herein by reference.
2011 Annual Meeting of Stockholders
We anticipate that the 2011 annual meeting of our stockholders will be held on May 17, 2011 in New York City, NY.

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

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CEVA, Inc	100.00	103.35	195.05	111.82	205.43	327.48
NASDAQ Composite	100.00	110.25	121.88	73.10	106.22	125.36
Morningstar Semiconductor	100.00	94.39	98.37	53.66	89.17	103.42
Specialized Semiconductor	100.00	97.94	123.49	62.42	89.17	95.77
The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2005, through December 31, 2010, with the cumulative total return on The NASDAQ Global Market (U.S.), the Morningstar Semiconductor and the Hemscott Specialized Semiconductor Group Index.
This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2005), the NASDAQ Global Market (U.S.), the Morningstar Semiconductor and the Hemscott Specialized Semiconductor Group Index on December 31, 2005, and assumes dividends, if any, are reinvested.
Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing	$22,160	$19,499	$21,701	$18,764	$18,395
Royalties	6,324	9,095	14,349	16,225	22,866
Other revenue	4,021	4,617	4,315	3,478	3,650

Total revenues	32,505	33,211	40,365	38,467	44,911
Cost of revenues	4,035	3,851	4,668	4,117	3,712

Gross profit	28,470	29,360	35,697	34,350	41,199
Operating expenses:
Research and development, net	18,769	19,136	20,172	16,561	17,909
Sales and marketing	6,268	6,253	7,088	6,732	7,308
General and administrative	5,882	5,721	6,637	6,087	6,108
Amortization of intangible assets	414	148	53	—	—
Reorganization, restructuring and severance charge	—	—	4,121	—	—

Total operating expenses	31,333	31,258	38,071	29,380	31,325

Operating income (loss)	(2,863)	(1,898)	(2,374)	4,970	9,874
Financial income, net	2,620	3,211	2,729	2,048	2,095
Other income, net	57	425	12,011	3,712	—

Income (loss) before taxes on income	(186)	1,738	12,366	10,730	11,969
Income tax expense (income)	(88)	447	3,801	2,384	591

Net income (loss)	$(98)	$1,291	$8,565	$8,346	$11,378

Basic net income (loss) per share	$(0.01)	$0.07	$0.43	$0.42	$0.54
Diluted net income (loss) per share	$(0.01)	$0.06	$0.42	$0.41	$0.51

	December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$65,001	$77,312	$83,886	$101,169	$114,928
Total assets	121,080	128,989	137,586	155,444	186,608
Total long-term liabilities	4,216	4,647	3,788	4,483	5,486

Total stockholders’ equity	$106,143	$114,388	$121,659	$139,096	$168,468

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009				2010
Revenues:
Licensing	$4,544	$4,273	$5,242	$4,705	$4,722	$4,593	$4,459	$4,621
Royalties	3,759	3,950	3,694	4,822	4,980	5,154	5,238	7,494
Other revenue	1,210	887	723	658	899	862	978	911

Total revenues	9,513	9,110	9,659	10,185	10,601	10,609	10,675	13,026

Cost of revenues	1,210	1,152	849	906	714	863	1,001	1,134

Gross profit	8,303	7,958	8,810	9,279	9,887	9,746	9,674	11,892

Operating expenses:
Research and development, net	4,075	3,996	4,061	4,429	4,609	4,505	4,129	4,666
Sales and marketing	1,636	1,650	1,628	1,818	1,808	1,776	1,664	2,060
General and administrative	1,472	1,558	1,525	1,532	1,546	1,570	1,593	1,399

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009				2010
Total operating expenses	7,183	7,204	7,214	7,779	7,963	7,851	7,386	8,125
Operating income	1,120	754	1,596	1,500	1,924	1,895	2,288	3,767
Financial income, net	476	474	551	547	557	541	493	504
Other income, net	—	1,901	—	1,811	—	—	—	—

Income before taxes on income	1,596	3,129	2,147	3,858	2,481	2,436	2,781	4,271
Income taxes expense (income)	228	814	394	948	422	313	(208)	64

Net income	$1,368	$2,315	$1,753	$2,910	$2,059	$2,123	$2,989	$4,207

Basic net income per share	$0.07	$0.12	$0.09	$0.14	$0.10	$0.10	$0.14	$0.19
Diluted net income per share	$0.07	$0.12	$0.09	$0.14	$0.09	$0.10	$0.13	$0.18
Weighted average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	19,557	19,515	19,689	20,101	20,654	21,061	21,244	22,029
Diluted	19,754	20,014	20,492	21,375	21,911	22,069	22,356	23,367

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially include those set forth under “Risk Factors,” as well as those otherwise discussed in this section and elsewhere in this annual report. See “Forward-Looking Statements and Industry Data.”
BUSINESS OVERVIEW
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2010, both appearing elsewhere in this annual report.
CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2010, our licensees shipped 613 million CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 83% over 2009 shipments of 334 million chipsets. In 2010, The Linley Group reported CEVA’s share of the licensable DSP market at 78%.
Given the technological complexity of DSP-based applications, there are increased requirements to supplement the DSP core IP and associated DSP software with highly integrated, application-specific chips for high-volume markets, such as the cellular- and data-related products and mobile and home multimedia markets. As a result, we believe there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers, like us, due to the design cycle time constantly shortening and the cost of ownership and maintenance of such architectures.
During the past five years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs — LG Electronics, Motorola, Nokia, Samsung, ZTE, Sony Ericsson — and many others, including a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 41% in 2010 from 2009. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 36% of the worldwide shipment volume based on third quarter 2010 worldwide shipments. This places CEVA as the world’s #1 DSP architecture deployed in cellular baseband processors, surpassing Mediatek, Qualcomm and Texas Instruments. Revenues derived from the handsets market accounted for approximately 72% of both our total annual royalty revenues and total annual revenues for 2010. We believe the full scale migration to our DSP cores and technologies in the handsets market has not been fully realized and continues to progress. Also, we are optimistic about adoption of our technologies for new categories of products, collectively referred to as mobile broadband or machine-to-machine products, and which include 3G/4G products, data cards, tablets, netebooks, eReaders, smart meters and more. The announcements by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, as well as the emergence of merchant chips from companies such as Intel, Broadcom and Spreadtrum, is a strong positive driver for our future market share expansion.
We believe both the handsets and mobile broadband markets continue to present significant growth opportunities for CEVA. According to commentary from Ericsson’s management, as of June 2010, there were more than five billion cellular subscriptions worldwide, which is 72% of the entire global population. Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 10.5% in 2011 to reach 2.08 billion units. We believe that the majority of the growth coming from feature phones demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the ultra-low-cost (ULC) phone, smartphone and mobile broadband markets as key chip suppliers serving these markets use our technologies broadly. ABI Research forecasts that shipments of cellular-based devices will nearly double in 2014 from 2009, reaching 2.2 billion units. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity. More commonly referred to as mobile broadband connectivity, these devices comprise of various consumer and machine-to-machine equipments, including embedded 3G/4G modems, eReaders, notebooks, tablets, data cards and smart metering equipment. Every cellular-connected device requires a DSP-based modem for connectivity and many of the leading suppliers of these modems use our DSP technologies.
Beyond products enabled by our technologies in handsets and mobile broadband markets, in 2010, there was strong traction in design starts of next-generation 4G LTE products utilizing our advanced DSP cores. Fourth generation wireless products require much greater performance and flexibility than 3G products. Our CEVA-XC and CEVA-X DSP cores are currently being designed into 4G chipsets. In addition, we recently expanded our CEVA-XC product line, introducing CEVA-XC323, the second implementation based on the CEVA-XC architecture, targeting 4G wireless infrastructure applications, including femto cells, pico cells, micro cells and macro cells. At the end of 2010, we had 11 customers who licensed our advanced DSPs for 4G applications; this trend underscores our belief that this new product line is well positioned to expand our licensee base in both existing wireless handsets and new wireless infrastructure markets.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will increase during 2011 in comparison to 2010, mainly due to increased investments in research and development, including the addition of new engineers, higher salaries and related expenses, lower government grants and to some extent currency exchange expenses as the U.S. dollar is currently devalued against the New Israeli Shekel (“NIS”), the Euro and the British Pound, which are the primary currencies for our employee salary expenses. In addition to monitoring and controlling our operating expenses, we must maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, tablets connected devices in the form of DTV, set-top boxes and HD video and audio within products such as Blu-ray DVDs, digital TVs, set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as China, India and Africa, where the penetration of handsets, especially ultra-low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.
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
revenue recognition;
allowances for doubtful accounts;
accounting for income taxes;
impairment of goodwill;
equity-based compensation; and
accounting for marketable securities.
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
We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues are recognized when: (1) persuasive evidence of an arrangement exists and no further obligation exists; (2) delivery has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements should be allocated to each element based on the relative fair value of the elements. However, with respect to certain transactions, for multiple element transactions, revenue can be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. The VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement. However, we do not believe we have sufficient VSOE of fair value to make such allocations in certain cases in which we undertake services for our customers. Accordingly, in multiple elements agreements which include IP licensing and related services, and the related services are not essential to the functionality of the IP license, the entire arrangement fee is recognized as the services are performed.
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
Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition,” using contract accounting on a percentage of completion method, in accordance with the input method. The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date on the project compared to the total estimated project requirements, which correspond to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2010, no such losses were identified.
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
Allowances for Doubtful Accounts
We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a detailed review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different from our estimates, adjustments to these allowances may be necessary, resulting in additional charges to our statements of operations. Allowance for doubtful accounts amounted to $700,000 and $25,000 as of December 31, 2009 and 2010, respectively.
Accounting for Income Taxes
We account for income taxes in accordance with FASB ASC No. 740 “Income Taxes” (“FASB ASC No. 740”). This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the book and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. We provide a valuation allowance, as necessary, to reduce deferred tax assets to our estimated realizable value.
Accounting for deferred taxes under FASB ASC No. 740 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our operating history and any expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Our management currently believe that it is more likely than not that the deferred tax relating to the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. If we are not able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to earnings during the period in which we make such a determination. Likewise, if we later determines that it is more likely than not that the net deferred tax assets will be realized, we will reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
We implements a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC No. 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.
We do not have a provision for U.S. Federal income taxes on the undistributed earnings of our international subsidiaries because such earnings are re-invested and, in the opinion of our management, will not be distributed to CEVA, Inc., the U.S. parent company, and will continue to be re-invested indefinitely. In addition, we operate within multiple taxing jurisdictions involving complex issues, and we have provisions for tax liabilities on investment activities as appropriate.
Goodwill
We apply FASB ASC No. 350, “Intangibles — Goodwill and Other.” Goodwill is carried at cost and is not amortized. Goodwill is tested for impairment at least annually or between annual tests under certain circumstances and written down when impaired. We conduct our annual test of impairment for goodwill on October 1st of each year.

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
On October 1, 2010, we conducted our annual goodwill impairment test. Because our market capitalization exceeded the carrying value, including goodwill, on the evaluation date, goodwill was not considered impaired.
Accounting for Equity-Based Compensation
We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based payment awards made to employees and non-employee directors. We estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on our consolidated income statement. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. Since January 1, 2007, we have used the Monte-Carlo simulation model for options granted. Determining the fair value of equity-based awards on the grant date requires the exercise of judgment, including the amount of equity-based awards that are expected to be forfeited, which takes into account the probability of termination or retirement of the option holder. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.
FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows.
Accounting for Marketable Securities
Marketable securities consist of certificates of deposits, corporate bonds and securities and government and agency securities. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluates such determination at each balance sheet date. In accordance with FASB ASC No. 320, “Investment Debt and Equity Securities,” we classify marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the consolidated statements of operations. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because we may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

We periodically assess whether our investments with unrealized losses are other-than-temporarily impaired (“OTTI”). OTTI charges exist when we have the intent to sell the security, we will more likely than not be required to sell the security before anticipated recovery, or we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize OTTI on our marketable securities in 2010.
Recently issued accounting standards:
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (“ASU No. 2010-09”). The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and as such we adopted ASU No. 2010-09 during the first quarter of 2010. We have evaluated subsequent events after December 31, 2010 through the date and time the consolidated financial statements were issued. There were no subsequent events that required disclosure or adjustment to the financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption did not have impact on the financial statements.
In October 2009, the FASB issued a new accounting standard, ASU No. 2009-13 Multiple-Deliverable Revenue Arrangements, which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard, ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. This guidance is not expected to have impact on the financial statements.
RESULTS OF OPERATIONS
The following table presents line items from our consolidated statements of operations as percentages of our total revenues for the periods indicated:

	2008	2009	2010

Consolidated Statements of Operations Data:
Revenues:
Licensing	53.8%	48.8%	41.0%
Royalties	35.5%	42.2%	50.9%
Other revenue	10.7%	9.0%	8.1%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	11.6%	10.7%	8.3%
Gross profit	88.4%	89.3%	91.7%
Operating expenses:
Research and development, net	50.0%	43.1%	39.9%
Sales and marketing	17.6%	17.5%	16.3%
General and administrative	16.4%	15.8%	13.6%
Amortization of other intangible assets	0.1%	—	—
Reorganization, restructuring and severance charge	10.2%	—	—

Total operating expenses	94.3%	76.4%	69.8%

Operating income (loss)	(5.9)%	12.9%	21.9%
Financial income, net	6.7%	5.3%	4.7%
Other income	29.8%	9.7%	—

Income before taxes on income	30.6%	27.9%	26.6%
Taxes on income	9.4%	6.2%	1.3%

Net income	21.2%	21.7%	25.3%

Discussion and Analysis
Below we provide information on the significant line items in our consolidated statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.
Revenues
Total Revenues

	2008	2009	2010
Total revenues (in millions)	$40.4	$38.5	$44.9
Change year-on-year	—	(4.7)%	16.8%
The increase in total revenues from 2009 to 2010 principally reflected a combination of significantly higher royalty revenues and slightly higher other revenues, offset by slightly lower licensing revenues. The decrease in total revenues from 2008 to 2009 principally reflected a combination of lower licensing and other revenues, offset by higher royalty revenues.
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technologies, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-defined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 4%, 4% and 3% of our total revenues in 2010, 2009 and 2008, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technologies is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.
In 2010, three customers accounted for 16%, 18% and 19% of our total revenues, compared to two customers that accounted for 20% and 13% of our total revenues in 2009 and one customer that accounted for 20% of our total revenues in 2008. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of customers. Our five largest customers accounted for 60% of our total revenues in 2010, 53% in 2009 and 49% in 2008. This trend is also explained in part due to consolidation in the semiconductor space.
The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2008	2009	2010
CEVA-X family	27%	40%	32%
CEVA TeakLite family	38%	35%	48%
CEVA Teak family	15%	13%	12%
We expect these products will continue to generate a significant portion of our revenues for 2011. The remaining amount consists of other families of products and services that each represented less than 10% of our total revenues.
Revenues from baseband chips for handsets that incorporate our technologies accounted for approximately 72%, 68% and 55% of our total revenues for 2010, 2009 and 2008, respectively.

Licensing Revenues

	2008	2009	2010
Licensing revenues (in millions)	$21.7	$18.8	$18.4
Change year-on-year	—	(13.5)%	(2.0)%
The decrease in licensing revenues from 2009 to 2010 principally reflected lower revenues from our CEVA-X DSP core family of products and our SAS IP, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products. The decrease in licensing revenues from 2008 to 2009 principally reflected lower revenues from our CEVA-Teak DSP core family of products and CEVA-TeakLite DSP core family of products and the inclusion of licensing revenues from u-blox AG to resolve a license dispute in 2008, partially offset by higher revenues from our CEVA-X DSP core family of products. The decrease also reflected the 2008-2009 economic downturn and the overall lower new design starts and technology investments by our customers.
Licensing revenues accounted for 41.0% of our total revenues in 2010, compared with 48.8% and 53.8% of our total revenues in 2009 and 2008, respectively. The percentage decreases in licensing revenues principally reflect the percentage increase in royalty revenues. In 2010, we signed 25 new license agreements compared to 34 and 30 in 2009 and 2008, respectively.
Royalty Revenues

	2008	2009	2010
Royalty revenues (in millions)	$14.3	$16.2	$22.9
Change year-on-year	—	13.1%	40.9%
Based on Strategic Analytics and internal data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 36%, 18% and 11% of the worldwide baseband volume based on third quarter shipments in 2010, 2009 and 2008, respectively, and accounted for approximately 72%, 61% and 51% of our total royalty revenues for 2010, 2009 and 2008, respectively. Generally, the average royalty per unit from baseband chips incorporating our technologies is lower than the average royalty per unit from other consumer electronics products incorporating our technologies.
Royalty revenues for 2010 included $0.4 million of “catch-up” royalties on past shipments from two existing customers in the consumer space. Royalty revenues for 2009 included $0.9 million of royalties resulting from “catch up” royalties on past shipments from another existing customer. Excluding the “catch up” royalties, the increase in royalty revenues from 2009 to 2010 is due to: (i) significantly higher shipments of 2G and 3G feature phones, (ii) worldwide market expansion for handsets, and (iii) our market share gains within our customer base. Excluding the “catch up” royalties, the increase in royalty revenues from 2008 to 2009 reflected our market share expansion in the handsets market, as well as new shipments of a portable multimedia device. The increase was offset by (a) overall lower shipments of products by our customers in the consumer electronics market due to the 2008-2009 global economic downturn, (b) a decrease in the average royalty rate per unit due to larger volume shipments, which gradually reduced the per unit royalty rate, and (c) an increase in the volume of feature phone handsets shipped that incorporated our technologies which bears a lower royalty rate. The five largest customers paying per unit royalty accounted for 81.1% of our total royalty revenues in 2010, compared to 73.4% and 78.9% in 2009 and 2008, respectively.
Our per unit and prepaid royalty customers reported sales of 613 million chipsets incorporating our technologies in 2010, compared to 334 million in 2009 and 307 million in 2008. The increase in units shipped in 2010 compared to 2009 primarily results from the strong momentum in the shipments of cellular processors enabled by our DSPs that are now widely deployed across all market segments. The increase in units shipped in 2009 compared to 2008 reflected increased unit shipments of handsets both in the low-end phone and smartphone segments, offset by decreased shipments of consumer electronic products as a result of the 2008-2009 worldwide economic downturns.
Other Revenues
Other revenues include support and training for licensees and sale of development systems.

	2008	2009	2010
Other revenues (in millions)	$4.3	$3.5	$3.7
Change year-on-year	—	(19.4)%	4.9%
The increase in other revenues in 2010 compared to 2009 principally reflects an increase in revenues from sales of development systems. The decrease in other revenues in 2009 compared to 2008 principally reflects a decrease in revenues from both support revenues and sales of development systems.

Geographic Revenue Analysis

	2008			2009			2010
	(in millions, except percentages)
United States	$5.3		13.1%	$6.0		15.5%	$9.3		20.8%
Europe, Middle East (EME) (1) (2) (3)	$22.3		55.2%	$17.9		46.4%	$18.8		41.9%
Asia Pacific (APAC) (4) (5)	$12.8		31.7%	$14.6		38.1%	$16.8		37.3%

(1) Germany	*	)	* )	*	)	* )	$8.7		19.3%

(2) Switzerland	$5.9		14.7%	*	)	* )	$6.2		13.7%

(3) Sweden	$8.0		19.9%	$7.5		19.4%	*	)	* )

(4) China	*	)	* )	$6.4		16.7%	$11.1		24.7%

(5) Japan	$5.1		12.7%	$4.5		11.6%	*	)	* )

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from period to period.
The increase in revenues in absolute and percentage terms in the United States from 2009 to 2010 primarily reflected higher revenues from our CEVA-X DSP core family of products and CEVA-TeakLite DSP core family of products. In 2010, we witnessed more design activities in the United States by large semiconductor companies and OEMs. The increase in revenues in absolute term in the EME region from 2009 to 2010 primarily reflected higher revenues from our CEVA-TEAK DSP core family of products and CEVA-TeakLite DSP core family of products, partially offset by lower revenues from our CEVA-X DSP core family of products. The EME region contributed in 2010 significantly more royalties as compared to prior years due to market penetration and consolidation by our baseband chipset customers. The increase in revenues in absolute terms in the APAC region from 2009 to 2010 primarily reflected higher revenues from our CEVA-TeakLite DSP core family of products, partially offset by lower revenues from our SAS IP. In 2010, the APIC region contributed higher royalty revenues as compared to 2009 mainly in the feature phone handset market. The increase in revenues in absolute and percentage terms in the United States from 2008 to 2009 primarily reflected licensing revenues from an agreement with a leading company who plan to use CEVA’s technologies, particularly in the LTE market. The decrease in revenues in absolute and percentage terms in the EME region from 2008 to 2009 primarily reflected lower revenues from our CEVA-TeakLite DSP core family of products and the inclusion of licensing revenues from u-blox AG to resolve a license dispute in 2008, partially offset by higher revenues from our CEVA-X DSP core family of products in 2009. The increase in revenues in absolute and percentage terms in the APAC region from 2008 to 2009 primarily reflected higher revenues from our CEVA-X DSP core family of products and our SATA and SAS IP, partially offset by lower revenues from our CEVA-Teak DSP core family of products and CEVA-TeakLite DSP core family of products.
Cost of Revenues

	2008	2009	2010
Cost of revenues (in millions)	$4.7	$4.1	$3.7
Change year-on-year	—	(11.8)%	(9.8)%
Cost of revenues accounted for 8.3% of our total revenues in 2010, compared with 10.7% of our total revenues in 2009 and 11.6% of our total revenues in 2008. The absolute and percentage decrease in cost of revenues in 2010 compared to 2009 principally reflected lower royalty payback expenses paid to the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. The absolute and percentage decrease in cost of revenues in 2009 compared to 2008 principally reflected: (i) the execution of a lower number of license agreements with engineering service requirements which decreased cost of goods labor expenses during 2009, as compared to 2008, and (ii) lower royalty payback expenses paid to the Office of the Chief Scientist of Israel, partially offset by higher labor-related and commission costs. Royalty payback expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractor, materials, travel, royalty payback expenses paid to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses.
Operating Expenses

	2008	2009	2010
	(in millions)
Research and development, net	$20.2	$16.6	$17.9
Sales and marketing	$7.1	$6.7	$7.3
General and administration	$6.6	$6.1	$6.1
Amortization of intangible assets	$0.1	$—	$—
Reorganization, restructuring and severance charge	$4.1	$—	$—

Total operating expenses	$38.1	$29.4	$31.3

Change year-on-year	—	(22.8)%	6.6%
The increase in total operating expenses in 2010 compared to 2009 principally reflected (i) higher salary and related costs, mainly as a result of salary adjustments and higher bonus provisions (ii) higher commission expenses due to higher revenues, and (iii) higher project-related expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses. The decrease in total operating expenses in 2009 compared to 2008 principally reflected (i) a restructuring and reorganization expense in the amount of $4.1 million as a result of the termination of the Harcourt property lease in Dublin, Ireland during 2008, (ii) lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, (iii) lower professional services costs, and (v) higher research and development grants received from the Office of Chief Scientist of Israel.
Research and Development Expenses, Net

	2008	2009	2010
Research and development expenses, net (in millions)	$20.2	$16.6	$17.9
Change year-on-year	—	(17.9)%	8.1%
The net increase in research and development expenses in 2010 compared to 2009 principally reflected higher salary and related costs, mainly as a result of salary adjustments, higher bonus provisions and higher number of research and development personnel hired to leverage opportunities in the LTE and HD video markets, as well as higher project-related expenses, offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses. The net decrease in research and development expenses in 2009 compared to 2008 reflected lower salary and related costs, partially as a result of the termination in employment of a number of SATA-related technology engineers, an increase in research grants received from the Office of the Chief Scientist of Israel and lower non-cash equity-based compensation expenses. The average number of research and development personnel in 2010 was 125, compared to 121 in 2009 and 127 in 2008. The number of research and development personnel was 124 at December 31, 2010, compared with 125 at year-end 2009 and 128 at year-end 2008.
Research and development expenses, net of related government grants, were 39.9% of our total revenues in 2010, compared with 43.1% in 2009 and 50.0% in 2008. We recorded net research grants under funding programs of the Office of the Chief Scientist of Israel of $2,322,000 in 2010, compared with $1,731,000 in 2009 and $959,000 in 2008. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.
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
We anticipate that our research and development expenses will be higher in 2011, as compared to 2010.

Sales and Marketing Expenses

	2008	2009	2010
Sales and marketing expenses (in millions)	$7.1	$6.7	$7.3
Change year-on-year	—	(5.0)%	8.6%
The increase in sales and marketing expenses in 2010 compared to 2009 principally reflected higher salary and related costs, and higher commission expenses due to higher revenues, offset by lower non-cash equity-based compensation expenses. The decrease in sales and marketing expenses in 2009 compared to 2008 principally reflected lower marketing and trade show activities.
Sales and marketing expenses as a percentage of our total revenues were 16.3% in 2010, compared with 17.5% in 2009 and 17.6% in 2008. The total number of sales and marketing personnel was 20 at year-end 2010, compared with 22 at year-end 2009 and 20 at year-end 2008. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses.
General and Administrative Expenses

	2008	2009	2010
General and administrative expenses (in millions)	$6.6	$6.1	$6.1
Change year-on-year	—	(8.3)%	0.3%
The slight increase in general and administrative expenses in 2010 compared to 2009 principally reflected higher salary and related costs, offset by lower non-cash equity-based compensation expenses. The decrease in general and administrative expenses in 2009 compared to 2008 principally reflected lower professional services costs partially offset by higher non-cash equity-based compensation expenses. The total number of general and administrative personnel was 23 at year-end 2010, compared to 24 at both December 31, 2009 and 2008. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses.
Amortization of Other Intangible Assets

	2008	2009	2010
Amortization of other intangible assets (in millions)	$0.1	$—	$—
The charges identified above were incurred in connection with the amortization of intangible assets acquired in the combination with Parthus in 2002. As of December 31, 2010, 2009 and 2008, the net amount of other intangible assets was $0.
Reorganization, Restructuring and Severance Charge

	2008	2009	2010
Reorganization, restructuring and severance charge (in millions)	$4.1	$—	$—
On January 18, 2008, we signed an assignment agreement with the landlord for one of our facilities in Dublin, Ireland, known as the Harcourt lease, for the surrender and termination of the lease. In 2008, we paid approximately $5.9 million for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. We also successfully managed during the first quarter of 2008 to terminate part of our lease obligation in another office in Limerick, Ireland, where we had unused space. We recorded in 2008 an aggregate of $3.5 million for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, we had no under-utilized building operating lease obligations starting as of December 31, 2008 or as of December 31, 2010.
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

Financial Income, net and Other Income

	2008	2009	2010
	(in millions)
Financial income, net	$2.73	$2.05	$2.10
of which:
Interest income, and gains and losses from marketable securities, net	$2.86	$2.19	$2.16
Foreign exchange loss	$(0.13)	$(0.14)	$(0.06)

Other income, net	$12.01	$3.71	$—
of which:
Gain on realization of investments	$12.15	$3.71	$—
Impairment of assets	$(0.14)	$—	$—
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The decrease in interest income, and gains and losses from marketable securities, net, in both 2010 as compared to 2009 and 2009 as compared to 2008 reflected a combination of lower interest rates and higher amortization of premiums of marketable securities, offset by higher combined cash and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.06, $0.14 and $0.13 million in 2010, 2009 and 2008, respectively.
Other income, net, consists of gains on realization of investments and impairment of assets. We recorded a gain of $3.71 and $12.12 million in 2009 and 2008, respectively, from the divestment of our equity investment in Glonav to NXP Semiconductors (for more information, see Note 11 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2010). We also recorded a gain of $0.03 million in 2008 from the realization of a minority investment in a private company acquired in the combination with Parthus. In 2008, we recorded a loss of $0.14 million related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities.
Provision for Income Taxes
The provision for income taxes reflects income earned domestically and in certain foreign jurisdictions. During the years 2010, 2009 and 2008, we recorded tax expenses of $0.6, $2.4 and $3.8 million, respectively. In 2010, we recorded tax expenses of approximately $2.4 million related to: (i) income earned in certain foreign jurisdictions, and (ii) withholding tax expenses which we were unable to obtain a refund from certain tax authorities, offset by an income tax benefit of approximately $1.8 million related to: (a) tax loss carrybacks, which allowed us to reduce taxes already paid in previous years, and (b) tax plan strategies to better utilize certain deferred tax assets. In 2009, we recorded tax expenses of approximately $1.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors and approximately $1.3 million related to income earned in certain foreign jurisdictions. In 2008, we recorded tax expenses of $3.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors, a tax expense of $0.8 million related to income earned in certain foreign jurisdictions, as well as an income tax benefit of $0.1 million related to domestically deferred tax assets such as accrued expenses, deferred revenue and depreciation. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
One of our Irish operating subsidiaries qualified for a 10% tax rate on its trade until December 31, 2010. Starting in January 1, 2011, a tax rate of 12.5% will apply. Another Irish subsidiary qualified for an exemption from income taxes as its sole revenue source is license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997. This exemption expired on November 24, 2010 and a 12.5% tax rate now applies.
Our Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second, third and fourth plans have expired and are subject to corporate tax of 25% in 2010 and 24% in 2011. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth plans, and as a result no taxable income was attributed to the second and third plans, and a reduced taxable income was attributed to the fourth plan.

On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) and eighth plan (commenced in 2010) are subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 25% for 2010 and 24% in 2011. We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
On December 29, 2010, a new Economic Policy Law for 2011-2012 was approved, which included an amendment to the Investment Law (the “New Amendment”). The New Amendment allows companies to continue compliance with the Investment Law prior to enactment of the New Amendment until the end of the benefits period for the applicable investment plans in lieu of compliance with the New Amendment. We do not intend to implement the New Amendment in the foreseeable future, and intend to continue to comply with the Investment Law before the enactment of the New Amendment.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of a deferred tax asset in 2010.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2010, we had approximately $17.1 million in cash and cash equivalents, $24.8 million in short term bank deposits, $73.9 million in marketable securities, and $15.2 million in long term bank deposits, totaling $131.0 million, compared to $100.6 million at December 31, 2009. During 2010, we invested $98.8 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 34 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $72.9 million in 2010. During 2009, we invested $94.6 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 29 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $78.2 million in 2009. During 2008, we invested $76.4 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 29 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $40.9 million in 2008. Tradable certificates of deposits and corporate bonds and securities and government and agency securities instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. We periodically assess whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when we have the intent to sell the security, we will more likely than not be required to sell the security before anticipated recovery, or we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities in 2010, 2009 and 2008.
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
Net cash provided by operating activities in 2010 was $16.3 million, compared with $6.0 million of net cash provided by operating activities in 2009 and $3.4 million of net cash used in operating activities in 2008. Included in the operating cash inflow in 2009 was a cash outflow of $645,000 in connection with the restructuring of our SATA activities. Included in the operating cash outflow in 2008 was a cash outflow of $5.9 million in connection with reorganizations, mainly the termination of the Harcourt lease, and $3.4 million of cash outflow in connection with taxes associated with a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors.
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

Net cash used in investing activities in 2010 was $26.6 million, compared with $13.1 million of net cash used in investing activities in 2009 and $19.5 million of net cash used in investing activities in 2008. We had a cash outflow of $59.6 million and a cash inflow of $32.5 million in respect of investments in marketable securities during 2010. Included in the cash outflow during 2010 was a net proceed of $1.2 million in bank deposits. We had a cash outflow of $48.4 million and a cash inflow of $31.6 million in respect of investments in marketable securities during 2009. Included in the cash outflow during 2009 was a net proceed of $0.4 million in bank deposits. We had a cash outflow of $28.5 million and a cash inflow of $24.6 million in respect of investments in marketable securities during 2008. Included in the cash outflow during 2008 was a net investment of $31.6 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.7 million in 2010, $0.4 million in 2009 and $0.5 million in 2008. We had a cash inflow of $3.7 and $16.4 million in 2009 and 2008, respectively, from the divestment of our equity investment in Glonav to NXP Semiconductors, and a cash inflow of $27,000 from the disposal of a minority investment in a private company in 2008.
Net cash provided by financing activities in 2010 was $15.8 million, compared with net cash provided by financing activities of $5.9 million in 2009 and net cash used in financing activities of $4.2 million in 2008.
In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to repurchase up to 500,000 of the 1.0 million shares of common stock authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, our board of directors approved the adoption of another 10b5-1 plan, authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to the 1.0 million board-authorized share repurchase program. In October 2009, our board of directors authorized the termination of such 10b5-1 plan such that the 106,409 shares of common stock that remained available for repurchase under the plan were repurchasable pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1, and one million shares available for repurchase in accordance with Rule 10b-18. In 2010, 2009 and 2008, we repurchased 139,709, 140,828 and 752,763 shares, respectively, of common stock at an average purchase price of $11.22, $5.85 and $7.73 per share, respectively, for an aggregate purchase price of $1.6, $0.8 and $5.8 million, respectively. As of December 31, 2010, 1,966,700 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.
During 2010, 2009 and 2008, we received $15.7, $6.7 and $1.6 million, respectively, from the issuance of common stock and treasury stock upon exercise of employee stock options and purchases under our employee stock purchase plan.
In 2010, we classified $1.7 million of excess tax benefit from equity-based compensation as financing cash flows.
We believe that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.
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

Contractual Obligations
The table below presents the principal categories of our contractual obligations as of December 31, 2010:

	Payments Due by Period
	($ in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations — Leasehold properties	2,911	837	1,357	717	—
Operating Lease Obligations — Other	3,099	1,440	1,659	—	—
Purchase Obligations	414	414	—	—	—
Severance Pay (*)	5,486	—	—	—	—

Total	11,910	2,691	3,016	717	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

(*)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $53,000 is unfunded.

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
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.06, $0.14 and $0.13 million for 2010, 2009 and 2008, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2010, 2009 and 2008, we recorded accumulated other comprehensive gain of $132,000, accumulated other comprehensive loss of $58,000 and accumulated other comprehensive gain of $80,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2010, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $219,000, which will be recorded in the consolidated statements of operations during the following 12 months. We recognized a net gain of $0.18 million for 2010, a net loss of $0.11 million for 2009 and a net gain of $0.02 million for 2008, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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

We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2010, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2010. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains and losses from marketable securities, net, were $2.16 million in 2010, $2.19 million in 2009 and $2.86 million in 2008. The decrease in interest income and gains and losses from marketable securities, net, in both 2010 as compared to 2009 and 2009 as compared to 2008 reflected a combination of lower interest rates and higher amortization of premiums of marketable, offset by higher combined cash and marketable securities balances held.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2010.
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
The information regarding our directors required by this item is incorporated herein by reference to the 2011 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2011 Proxy Statement.
The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.	Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2010 and 2009.
•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.
•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:
•	Schedule II: Valuation and Qualifying Accounts
Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.
3.	Exhibits:
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
AS OF DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of CEVA, Inc.
We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global
Tel-Aviv, Israel
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CEVA, Inc.
We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CEVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of CEVA, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global
Tel-Aviv, Israel
March 15, 2011

CEVA, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,104	$17,098
Short-term bank deposits	40,056	24,807
Marketable securities (Note 2)	48,438	73,874
Trade receivables (net of allowance for doubtful accounts of $700 in 2009 and $25 in 2010)	5,995	5,906
Deferred tax assets (Note 12)	1,096	1,288
Prepaid expenses and other accounts receivable (Note 6)	5,345	4,609

Total current assets	113,034	127,582

Long-term assets:
Long term bank deposits	—	15,173
Severance pay fund	4,455	5,433
Deferred tax assets (Note 12)	309	574
Property and equipment, net (Note 4)	1,148	1,348
Goodwill (Note 5)	36,498	36,498

Total long-term assets	42,410	59,026

Total assets	$155,444	$186,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$530	$616
Deferred revenues	432	616
Accrued expenses and other payables (Note 7)	9,735	10,521
Deferred tax liabilities	1,168	901

Total current liabilities	11,865	12,654

Long-term liabilities:
Accrued severance pay	4,483	5,486

Total long-term liabilities	4,483	5,486

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2009 and 2010; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2009, and 2010; 20,429,736 and 22,524,449 shares issued and outstanding at December 31, 2009 and 2010, respectively	20	23
Additional paid in capital	158,325	176,838
Accumulated other comprehensive income	251	317
Accumulated deficit	(19,500)	(8,710)

Total stockholders’ equity	139,096	168,468

Total liabilities and stockholders’ equity	$155,444	$186,608

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2008	2009	2010
Revenues:
Licensing	$21,701	$18,764	$18,395
Royalties	14,349	16,225	22,866
Other revenues	4,315	3,478	3,650

Total revenues	40,365	38,467	44,911

Cost of revenues	4,668	4,117	3,712

Gross profit	35,697	34,350	41,199

Operating expenses:
Research and development, net	20,172	16,561	17,909
Sales and marketing	7,088	6,732	7,308
General and administrative	6,637	6,087	6,108
Amortization of intangible assets	53	—	—
Reorganization, restructuring and severance charge (Note 13)	4,121	—	—

Total operating expenses	38,071	29,380	31,325

Operating income (loss)	(2,374)	4,970	9,874
Financial income, net (Note 11)	2,729	2,048	2,095
Other income, net (Note 11)	12,011	3,712	—

Income before taxes on income	12,366	10,730	11,969
Income tax expenses (Note 12)	3,801	2,384	591

Net income	$8,565	$8,346	$11,378

Basic net income per share	$0.43	$0.42	$0.54

Diluted net income per share	$0.42	$0.41	$0.51

Weighted average number of shares of Common Stock used in computation of net income per share (in thousands)
Basic	20,009	19,717	21,251

Diluted	20,575	20,411	22,430

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

						Accumulated
				Additional		other		Total	Total
	Common Stock			paid-in		comprehensive	Accumulated	comprehensive	stockholders’
	Shares	Amount		capital	Treasury Stock	income (loss)	deficit	income	equity
Balance as of January 1, 2008	20,033,897	$20		$149,772	$—	$7	$(35,411)		$114,388
Net income	—	—		—	—	—	8,565	$8,565	8,565
Unrealized loss from available-for-sale securities, net	—	—		—	—	(111)	—	(111)	(111)
Unrealized gain from hedging activities, net	—	—		—	—	80	—	80	80

Total comprehensive income								$8,534

Equity-based compensation	—	—		2,922	—	—	—		2,922
Issuance of Common Stock upon exercise of employee stock options (a)	58,693	—	(*)	410	—	—	—		410
Issuance of Common Stock under employee stock purchase plan (a)	99,631	—	(*)	608	—	—	—		608
Purchase of Treasury Stock (a)	(752,763)	—	(*)	—	(5,821)	—	—		(5,821)
Issuance of Treasury Stock upon exercise of employee stock options (a)	23,368	—	(*)	—	192	—	(48)		144
Issuance of Treasury Stock under employee stock purchase plan (a)	69,200	—	(*)	—	552	—	(78)		474

Balance as of December 31, 2008	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659

Net income	—	—		—	—	—	8,346	$8,346	8,346
Unrealized gain from available-for-sale securities, net	—	—		—	—	333	—	333	333
Unrealized loss from hedging activities, net	—	—		—	—	(58)	—	(58)	(58)

Total comprehensive income								$8,621

Equity-based compensation	—	—		2,920	—	—	—		2,920
Issuance of Common Stock upon exercise of employee stock options (a)	237,515	—	(*)	1,610	—	—	—		1,610
Purchase of Treasury Stock (a)	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of employee stock options (a)	633,008	1		83	4,639	—	(593)		4,130
Issuance of Treasury Stock under employee stock purchase plan (a)	168,015	—	(*)	—	1,260	—	(281)		979

Balance as of December 31, 2009	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096

CEVA, INC.

						Accumulated
				Additional		other		Total	Total
	Common Stock			paid-in		comprehensive	Accumulated	comprehensive	stockholders’
	Shares	Amount		capital	Treasury Stock	income (loss)	deficit	income	equity
Net income	—	—		—	—	—	11,378	$11,378	11,378
Unrealized loss from available-for-sale securities, net	—	—		—	—	(66)	—	(66)	(66)
Unrealized gain from hedging activities, net	—	—		—	—	132	—	132	132

Total comprehensive income								$11,444

Equity-based compensation	—	—		2,132	—	—	—		2,132
Excess tax benefit related to exercise of stock options	—	—		1,692	—	—	—		1,692
Issuance of Common Stock upon exercise of employee stock options (a)	1,960,887	3		13,893	—	—	—		13,896
Issuance of Common Stock under employee stock purchase plan (a)	133,826	—	(*)	795	—	—	—		795
Purchase of Treasury Stock (a)	(139,709)	—	(*)	—	(1,567)	—	—		(1,567)
Issuance of Treasury Stock upon exercise of employee stock options (a)	91,389	—	(*)	1	1,027	—	(340)		688
Issuance of Treasury Stock under employee stock purchase plan (a)	48,320	—	(*)	—	540	—	(248)		292

Balance as of December 31, 2010	22,524,449	$23		$176,838	$—	$317	$(8,710)		$168,468

Accumulated unrealized gain from available-for-sale securities, net of taxes of $41						$98
Accumulated unrealized gain from hedging activities, net of taxes of $22						$219

Accumulated other comprehensive gain, net as of December 31, 2010						$317

(*)	Represent an amount lower than $1.

(a)	See Note 8 to these consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$8,565	$8,346	$11,378
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	673	488	528
Impairment of assets	138	—	—
Amortization of intangible assets	53	—	—
Equity-based compensation	2,922	2,920	2,132
Gain from sale of property and equipment	(4)	—	—
Loss (gain) on sale of available-for-sale marketable securities	287	21	(35)
Amortization of premiums on available-for-sale marketable securities	179	652	1,603
Unrealized foreign exchange loss	223	85	26
Accrued interest on short-term bank deposits	(729)	(1,049)	(589)
Gain on realization of investments	(12,145)	(3,712)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(2,888)	(605)	89
Decrease (increase) in other accounts receivable and prepaid expenses	(1,571)	(438)	2,567
Decrease (increase) in deferred tax, net	(120)	1,100	(688)
Increase (decrease) in trade payables	160	(88)	46
Increase (decrease) in deferred revenues	307	(602)	184
Increase (decrease) in accrued expenses and other payables	216	(784)	695
Excess tax benefit from equity-based compensation	—	—	(1,692)
Increase (decrease) in accrued severance pay, net	306	(325)	21

Net cash provided by (used in) operating activities	(3,428)	6,009	16,265

Cash flows from investing activities:
Purchase of property and equipment	(456)	(368)	(728)
Proceeds from sale of property and equipment	4	3	—
Investment in bank deposits	(47,911)	(46,182)	(39,177)
Proceeds from bank deposits	16,347	46,598	40,420
Investment in available-for-sale marketable securities	(28,485)	(48,402)	(59,593)
Proceeds from maturity and sale of available-for-sale marketable securities	24,578	31,587	32,479
Proceeds from realization of investment	16,378	3,712	—

Net cash used in investing activities	(19,545)	(13,052)	(26,599)

Cash flows from financing activities:
Purchase of Treasury Stock	(5,821)	(823)	(1,567)
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of employee stock options	554	5,740	14,584
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	1,082	979	1,087
Excess tax benefit from equity-based compensation	—	—	1,692

Net cash provided by (used in) financing activities	(4,185)	5,896	15,796

Effect of exchange rate movements on cash	(211)	(77)	(468)
Increase (decrease) in cash and cash equivalents	(27,369)	(1,224)	4,994
Cash and cash equivalents at the beginning of the year	40,697	13,328	12,104

Cash and cash equivalents at the end of the year	$13,328	$12,104	$17,098

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(U.S. dollars in thousands)

	Year ended December 31,
	2008	2009	2010
Supplemental information of cash-flows activities:
Cash paid (received) during the year for:
Income and withholding taxes, net	$5,124	$1,105	$(136)

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
CEVA licenses a family of programmable DSP cores and application-specific platforms, including wireless baseband (both terminal and infrastructure), HD video, HD audio, Voice over IP, Bluetooth, Serial ATA (SATA) and Serial Attached SCSI (SAS).
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
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with FASB Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate, which is included in “financial income, net.” The Company recorded foreign exchange losses of $134, $142 and $61 in 2008, 2009 and 2010, respectively. The foreign exchange losses arose principally on the Euro and the NIS liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
Short-term bank deposits:
Short-term bank deposits are deposits with maturities of more than three months from deposit day but less than one year. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.57% and 1.89% during 2009 and 2010, respectively.
Marketable securities:
Marketable securities consist of certificates of deposits, corporate bonds and securities and government and agency securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the consolidated statements of operations. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired. Other-than-temporary impairment (“OTTI”) charges exist when the Company has the intent to sell the security, the Company will more likely than not be required to sell the security before anticipated recovery or the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. The Company did not recognize OTTI on its marketable securities in 2008, 2009 and 2010.
Long-term bank deposits:
Long-term bank deposits are deposits with maturities of more than one year from deposit day. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.30% during 2010.
Property and equipment, net:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	15-33
Office furniture and equipment	7-25
Leasehold improvements	10-25
(the shorter of the expected lease
term or useful economic life)
The Company’s long-lived assets are reviewed for impairment in accordance with FASB ASC No. 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. The Company recorded impairment charges of $138 during 2008 related to the disposal of SATA-related fixed assets (see also Note 11). The impairment charges were included in “other income, net” on the Company’s consolidated statements of operations for the year ended December 31, 2008. No impairment was recorded in 2009 and 2010.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)
Goodwill:
The Company applies FASB ASC No. 350, “Intangibles — Goodwill and Other.” Goodwill is carried at cost and is not amortized. Goodwill is tested for impairment at least annually or between annual tests in certain circumstances and written down when impaired. The Company conducts its annual test of impairment for goodwill on October 1st of each year.
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
The annual goodwill impairment tests did not result in any impairment charges in 2008, 2009, or 2010.
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
Revenues from license fees that involve significant customization of the Company’s IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition (“FASB ASC No. 605-35-25”),” using contract accounting on a percentage of completion method, in accordance with the “input method.” The amount of revenue recognized is based on the total project fees (including the license fee and the customization hours charged) under the agreement and the percentage of completion achieved. The percentage of completion is measured by monitoring progress using records of actual time incurred to date on the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2010, no such estimated losses were identified.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
Cost of revenue:
Cost of revenue includes the costs of products, services and royalty payback expenses paid to the Office of the Chief Scientist of Israel. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary costs for personnel engaged in services, training and customer support, and travel, telephone and other support costs. Royalty payback expenses amounted to 3%-3.5% of the actual sales of certain of the Company’s products, the development of which previously received grants from the Office of the Chief Scientist of Israel.
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
Accounting for deferred taxes under FASB ASC No. 740 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding that a valuation allowance is required, the Company primarily considers such factors as its operating history and any expected future losses in certain jurisdictions and the nature of its deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax relating to the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. If the Company is not able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to earnings during the period in which it makes such a determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets will be realized, the Company will reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets, it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.
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
The Company and its subsidiaries recorded grants in the amounts of $959, $1,731 and $2,322 for the years ended December 31, 2008, 2009 and 2010, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

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
Total contributions for the years ended December 31, 2008, 2009 and 2010 were $382, $297 and $289, respectively.
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
In light of markets conditions, the Company recorded in 2008 losses of approximately $200 to reflect the reduction in the fair value of the severance pay funds, and gains of approximately $300 in 2009 to reflect a recovery in market conditions.
Severance pay expenses, net of related income, for the years ended December 31, 2008, 2009 and 2010, were $1,156, $431 and $853, respectively.
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
The Company uses the Monte-Carlo simulation model for options granted. The Monte-Carlo simulation model uses the weighted-average assumptions noted in the table below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2008	2009	2010

Expected dividend yield	0%	0%	0%
Expected volatility	37%-64%	47%-78%	38%-62%
Risk-free interest rate	1.4%-3.8%	0.4%-3.4%	0.2%-3.2%
Expected forfeiture (employees)	15%	10%	10%
Expected forfeiture (executives)	10%	5%	5%
Contractual term of up to	7 years	7 years	7 years
Suboptimal exercise multiple (employees)	1.6	1.5	1.5
Suboptimal exercise multiple (executives)	1.2	1.3	1.3
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the years ended 2008, 2009 and 2010 except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 40%-55% in 2008, 51%-95% in 2009 and 37%-63% in 2010.
During the years ended December 31, 2008, 2009 and 2010, the Company recognized equity-based compensation expense related to employee stock options and employee stock purchase plan as follows:

	Year ended December 31,
	2008	2009	2010

Cost of revenue	$112	$115	$77
Research and development, net	1,088	873	652
Sales and marketing	531	590	380
General and administrative	1,191	1,342	1,023

Total equity-based compensation expense	$2,922	$2,920	$2,132

As of December 31, 2010, there was $1,200 of unrecognized compensation expense related to unvested awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.
FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the year ended December 31, 2010, the Company classified $1,692 of excess tax benefit from equity-based compensation as financing cash flows.
Fair value of financial instruments:
The carrying amount of cash, cash equivalents, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities, bank deposits and derivative instruments are carried at fair value. See Note 3 below for more information.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, bank deposits, marketable securities, foreign exchange contracts and trade receivables. The Company invests its surplus cash in cash deposits and marketable securities in financial institutions and has established guidelines relating to diversification and maturities to maintain safety and liquidity of the investments.
The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company hold its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds and securities. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, the Company can provide no assurance that it will recover declines in the market value of its investments.
Interest income was $3,329 in 2008, $2,863 in 2009 and $3,724 in 2010. The Company is exposed primarily to fluctuations in the level of U.S. and EMU interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.
The Company is exposed to financial market risks, including changes in interest rates. The Company typically does not attempt to reduce or eliminate its market exposures on its investment securities because the majority of its investments are short-term.
The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $700 and $25 as of December 31, 2009 and 2010, respectively.
The Company has no off-balance-sheet concentration of credit risk.
Derivative and hedging activities:
The Company implemented the requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in the currencies other than the U.S. dollar for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges and are all effective as hedges of these expenses.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2009 and 2010, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,800 and $3,997, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of December 31, 2009 and 2010, the notional principal amount of the foreign exchange contracts to sell NIS held by the Company was $0 and $13,246, respectively.
Advertising expenses:
Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2008, 2009 and 2010 were $720, $438 and $489, respectively.
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

	Year ended December 31,
(in thousands except per share data)	2008	2009	2010
Numerator:
Numerator for basic and diluted net income per share	$8,565	$8,346	$11,378
Denominator:
Denominator for basic net income per share	20,009	19,717	21,251
Effect of employee stock options	566	694	1,179

Denominator for diluted net income per share	20,575	20,411	22,430

Basic net income per share	$0.43	$0.42	$0.54

Diluted net income per share	$0.42	$0.41	$0.51

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The weighted-average number of shares related to the outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 1,442,691, 1,688,811 and 68,718 shares for the years ended December 31, 2008, 2009 and 2010, respectively.
Recently issued accounting standards:
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
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption did not have impact on the financial statements.
In October 2009, the FASB issued a new accounting standard, ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements, “ which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard, ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. This guidance is not expected to have impact on the financial statements.
NOTE 2: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities at December 31, 2009 and 2010:

	As at December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$5,358	$3	$—	$5,361
Corporate bonds and securities	68,377	328	(192)	68,513

	$73,735	$331	$(192)	$73,874

	As at December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Certificates of deposits	$1,842	$6	$(1)	$1,847
U.S. government and agency securities	1,934	16	—	1,950
Corporate bonds and securities	44,413	318	(90)	44,641

	$48,189	$340	$(91)	$48,438

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The following table summarizes the Company’s investments in marketable securities by the contractual maturity date of the security:

	As at December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Due in one year or less	$31,267	$115	$(23)	$31,359
Due after one year to three years	42,468	216	(169)	42,515
	$73,735	$331	$(192)	$73,874
Of the unrealized losses outstanding as of December 31, 2010, $3 of the unrealized losses was outstanding for more than 12 months and $189 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2010 amounted to $1,154, and of marketable securities with outstanding unrealized losses for less than 12 months amounted to $27,249. Of the unrealized losses outstanding as of December 31, 2009, the entire amount of $91 was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2009 amounted to $15,412.
As of December 31, 2009 and 2010, management believes the impairments are not other than temporary and therefore were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.
Proceeds from maturity and sales of available-for-sale securities during 2009 and 2010 were $31,587 and $32,479, respectively. Gross realized gains and losses from the sale of available-for-sale securities during 2010 were $73 and $38, respectively. Gross realized gains and losses from the sale of available-for-sale securities during 2009 were $45 and $66, respectively. The Company determines realized gains or losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of financial income, net, in the Company’s consolidated statements of income.
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
The Company measures its bank deposits, marketable securities and foreign currency derivative contracts at fair value. Bank deposits and marketable securities are classified within Level 1 or Level 2 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31,
Description	2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$24,807	$—	$24,807	$—
Marketable securities:
Certificates of deposits	5,361	4,316	1,045	—
Corporate bonds and securities	68,513	—	68,513	—
Foreign exchange contracts	241	—	241	—
Long term bank deposits	15,173	—	15,173	—

Liabilities:
Foreign exchange contracts	709	—	709	—

	December 31,
Description	2009	Level I	Level II	Level III
Assets:
Short term bank deposits	$40,056	$—	$40,056	$—
Marketable securities:
Certificates of deposits	1,847	—	1,847	—
U.S. government and agency securities	1,950	—	1,950	—
Corporate bonds and securities	44,641	—	44,641	—
Foreign exchange contracts	128	—	128	—

Liabilities:
Foreign exchange contracts	27	—	27	—
NOTE 4: PROPERTY AND EQUIPMENT, NET
Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2009	2010
Cost:
Computers, software and equipment	$11,082	$11,682
Office furniture and equipment	904	925
Leasehold improvements	668	775

	12,654	13,382
Less — Accumulated depreciation	(11,506)	(12,034)

Depreciated cost	$1,148	$1,348

Depreciation expenses were $673, $488 and $528 for the years ended December 31, 2008, 2009 and 2010, respectively.
NOTE 5: GOODWILL

	As at December 31,
	2009	2010
Gross carrying amount	$38,398	$38,398
Accumulated impairment loss/ asset write down	1,900	1,900

	$36,498	$36,498

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
NOTE 6: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE
PREPAID EXPENSES

	As at December 31,
	2009	2010

Prepaid leased design tools	$1,180	$306
Prepaid directors and officers insurance	91	37
Prepaid car leases	174	183
Prepaid rent	276	231
IT consumables	233	29
Other prepaid expenses	58	47

	$2,012	$833

OTHER ACCOUNTS RECEIVABLE

	As at December 31,
	2009	2010

Taxes	$2,135	$2,242
Interest receivable	776	1,014
Foreign exchange contracts	128	241
Other	294	279

	$3,333	$3,776

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2009	2010

Accrued compensation and benefits	$6,506	$6,937
Engineering accruals	701	782
Professional fees	1,017	763
Income tax payable	46	70
Foreign exchange contracts	27	709
Other accruals	1,438	1,260

	$9,735	$10,521

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
During 2008, 2009 and 2010, the Company issued 250,892, 1,038,538 and 2,234,422 shares of common stock under its stock option and purchase programs for a consideration of $1,636, $6,719 and $15,671, respectively.

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
c. Share repurchase program:
In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to 1 million shares of common stock. In September 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to repurchase up to 500,000 of the one million shares of common stock authorized by the Board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, the Company’s Board of Directors approved the adoption of another 10b5-1 plan, authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the one-million board-authorized share repurchase program. In October 2009, the Company’s Board of Directors authorized the termination of such 10b5-1 plan such that the 106,409 shares of common stock that remained available for repurchase under the plan were repurchasable pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In May 2010, the Company announced that its board of directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1, and one million shares available for repurchase in accordance with Rule 10b-18. As of December 31, 2010, 1,966,700 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program.
In 2008, 2009 and 2010, the Company repurchased 752,763, 140,828 and 139,709 shares, respectively, of common stock at an average purchase price of $7.73, $5.85 and $11.22 per share, respectively, for an aggregate purchase price of $5,821, $823 and $1,567, respectively.
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
In 2008, 2009 and 2010, the Company issued 92,568, 801,023 and 139,709 shares, respectively, of common stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 2002 Employee Stock Purchase Plan (“ESPP”).
d. Employee and non-employee stock plans:
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase stock pursuant to the ESPP to employees of the Company and its subsidiaries. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date.
A summary of the Company’s stock option activity and related information for the year ended December 31, 2010, is as follows:

			Weighted
		Weighted	average
	Number of	average exercise	remaining	Aggregate intrinsic
	options	price	contractual term	value
Outstanding at the beginning of the year	3,965,655	$7.66
Granted	193,000	12.48
Exercised	(2,052,276)	7.11
Forfeited or expired	(65,301)	8.47

Outstanding at the end of the year	2,041,078	$8.65	4.4	$24,186,144

Vested or expected to vest as of December 31	1,977,993	$8.64	4.3	$23,467,268

Exercisable as of December 31	1,082,940	$8.12	3.8	$13,406,330

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The weighted average fair value of options granted during the twelve months ended December 31, 2008, 2009 and 2010 was $3.1, $3.3 and $4.9 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $231, $3,610 and $18,410, respectively.
The options granted to employees and non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2010 have been classified into a range of exercise prices as follows:

	Options	Weighted average			Weighted average
Exercise price	outstanding as of	remaining contractual	Weighted average	Options exercisable as of	exercise price of
(range)	December 31, 2010	life (years)	exercise price	December 31, 2010	options exercisable
5.50-6.99	351,098	4.4	$6.61	205,898	$6.34
7.22-7.97	394,890	3.1	7.54	309,214	7.46
8.03-8.68	563,994	4.5	8.43	247,414	8.41
9.10-9.80	548,096	4.3	9.69	320,414	9.68
11.17-17.56	183,000	6.4	12.54	—	—

	2,041,078	4.4	$8.65	1,082,940	$8.12

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
A summary of activities relating to options granted to purchase common stock under the Director Plan is as follows:

	Year ended December 31,
	2010
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	602,500	$7.14
Granted	13,000	12.60
Exercised	(419,250)	7.10
Forfeited or expired	—	—

Outstanding at the end of the year	196,250	$7.60

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
Starting in 2007, options to non-employee directors were mostly no longer granted from the Director Plan as a result of an insufficient number of authorized shares under the Director Plan for the automatic director grants. Options to purchase shares of common stock were granted to non-employee directors from the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and from the Company’s 2002 Stock Incentive Plan (the “2002 Plan”). As of December 31, 2010, no options to purchase shares of common stock were available for grant under the Director Plan.
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
A summary of activity of options granted to purchase common stock under the 2002 Plan is as follows:

	Year ended December 31,
	2010
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	1,280,598	$6.28
Granted (*)	31,000	13.43
Exercised	(818,406)	5.73
Forfeited or expired	(17,984)	6.99

Outstanding at the end of the year	475,208	$7.66

(*)	Options to purchase 13,000 shares of common stock were granted to non-employee directors during 2010. The exercise price of such grants was $12.60.
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
As of December 31, 2010, options to purchase 915,735 shares of common stock were available for grant under the 2002 Plan.
2000 Stock Incentive Plan
In July 2000, the Company adopted the 2000 Plan. By its terms, the 2000 Plan expired in July 2010.
A summary of activity of options granted to purchase common stock under the 2000 Plan is as follows:

	Year ended December 31,
	2010
		Weighted
	Number of	average exercise
	options	price
Outstanding at the beginning of the year	2,082,557	$8.66
Granted (*)	149,000	12.28
Exercised	(814,620)	8.49
Forfeited or expired	(47,317)	9.04

Outstanding at the end of the year	1,369,620	$9.14

(*)	Options to purchase 106,000 shares of common stock were granted to non-employee directors during 2010. The exercise price of such grants was $12.60.
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
As of December 31, 2010, options to purchase 20,913 shares of common stock were unused under the 2000 Plan.
2002 Employee Stock Purchase Plan (“ESPP”)
The ESPP was adopted by the Company’s Board of Directors and sole stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders approved an increase of 500,000 shares of common stock under the ESPP. At the annual meeting of stockholders held on June 2, 2009, the stockholders approved an increase of 650,000 shares of common stock. Accordingly, an aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2010, 517,550 shares of common stock were available for future issuance under the ESPP. In 2008, 2009 and 2010, the Company issued 168,831, 168,015 and 182,146 shares of common stock to employees under the ESPP for consideration of $1,082, $979 and $1,087, respectively.
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
The price per share at which shares of common stock may be purchased under the ESPP during any purchase period is the lesser of:
•	85% of the fair market value of common stock on the date of grant of the purchase right, which is the commencement of an offer period; or
•	85% of the fair market value of common stock on the exercise date, which is the last day of a purchase period.
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
NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2009	2010
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$103	$151
Foreign exchange forward contracts	25	90

Total	$128	$241

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$27	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	709

Total	$27	$709

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s consolidated balance sheet.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2008	2009	2010
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(22)	$(209)	$176
Foreign exchange forward contracts	122	52	143

	$100	$(157)	$319

The gains (losses) reclassified from “accumulated other comprehensive income (loss)”into income, are as follows:

	Year ended December 31,
	2008	2009	2010
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$108	$226	$(128)
Foreign exchange forward contracts	(128)	(113)	(51)

	$(20)	$113	$(179)

The Company recorded in cost of revenues and operating expenses a net gain of $20, a net loss of $113 and a net gain of $179 during the years ended December 31, 2008, 2009 and 2010, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $709 during the year ended December 31, 2010, related to derivatives not designated as hedging instruments. There were no derivatives not designated as hedging instruments during the years 2008 and 2009.
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

	Year ended December 31,
	2008		2009		2010
Revenues based on customer location:
United States	$5,276		$5,982		$9,326
Europe, Middle East (1) (2) (3)	22,278		17,843		18,825
Asia Pacific (4) (5)	12,811		14,642		16,760

	$40,365		$38,467		$44,911

(1) Germany	*	)	*	)	$8,670
(2) Switzerland	$5,946		*	)	$6,163
(3) Sweden	$8,019		$7,454		*	)
(4) China	*	)	$6,420		$11,098
(5) Japan	$5,144		$4,455		*	)

*)	Less than 10%

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)

	December 31,
	2008	2009	2010
Long-lived assets by geographic region:
United States	$28	$25	$35
Ireland (*)	36	69	47
Israel	1,188	1,044	1,260
Other	19	10	6

	$1,271	$1,148	$1,348

(*)	The Company recorded a loss of $138 in 2008 related to the disposal of SATA-related fixed assets in connection with the restructuring of SATA activities associated with its Irish subsidiary.
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2008		2009		2010
Customer A	*	)	20%		16%
Customer B	*	)	13%		18%
Customer C	*	)	*	)	19%
Customer D	20%		*	)	* )

*)	Less than 10%
c. Information about Products and Services:
The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2008	2009	2010
CEVA-X family	27%	40%	32%
CEVA TeakLite family	38%	35%	48%
CEVA Teak family	15%	13%	12%
The Company expects these products will continue to generate a significant portion of its revenues for 2011. The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
NOTE 11: SELECTED STATEMENTS OF OPERATIONS DATA
Financial income, net:

	Year ended December 31,
	2008	2009	2010

Interest income	$3,329	$2,863	$3,724
Gain (loss) on available-for-sale marketable securities, net	(287)	(21)	35
Amortization of premium on available-for-sale marketable securities, net	(179)	(652)	(1,603)
Foreign exchange loss, net	(134)	(142)	(61)

	$2,729	$2,048	$2,095

Other income, net:

	Year ended December 31,
	2008	2009	2010

Gain on realization of investments	$12,145	$3,712	$—
Gain from sale of a property	4	—	—
Impairment of assets	(138)	—	—

	$12,011	$3,712	$—

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
As part of the combination with Parthus in November 2002, the Company acquired a minority investment in a private company (the “Portfolio Company”). The Company had no influence or control over the Portfolio Company or any board representation. In December 2003, the Portfolio Company commenced a round of private funding at a significantly reduced valuation to the Company’s original investment. As a result, the Company impaired the investment. The Company recorded a gain of $27 in 2008 from the realization of this minority investment in the Portfolio Company due to proceeds received from the Portfolio Company of the same amount.

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
1. Irish Subsidiaries
The Irish operating subsidiary qualified for a 10% tax rate on its trade until December 31, 2010. After this date, a 12.5% tax rate applies. Another Irish subsidiary qualified for an exemption from income tax as its revenue source was license fees from qualifying patents within the meaning of Section 140 of the Irish Taxes Consolidation Act 1997. This exemption expired on November 24, 2010 and a 12.5% tax rate now applies.
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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
The seventh and eighth “Benefited Enterprise” programs (commenced in 2007 and 2010, respectively) of CEVA’s Israeli subsidiary is subject to the provisions of the Amendment.
During 2006, CEVA’s Israeli subsidiary received an approval for the erosion of tax basis in respect to its fifth and sixth plans, and during 2008, CEVA’s Israeli subsidiary’s received an approval for the erosion of tax basis in respect to its second, third and fourth plans. These approvals resulted in increasing the taxable income attributed to the eighth plan, which is currently in effect, and since the eighth plan is tax exempt for the years 2010 and 2011, as compared to the previous plans, which are subject to a reduced corporate tax rate of 10%-25%, it will result in a decrease in the effective tax rate.
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
As a result of the Amendment, tax-exempt income generated from a “Benefited Enterprise” under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation, and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31 2010, the Company generated exempt income under the provisions of the Investment Law which in the case of distribution or liquidation of the Israeli subsidiary would result in the Israeli subsidiary being taxed at the reduced corporate tax rate of 10%, which in turn will generate tax liabilities of $967.
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
Management believes that as of December 31, 2010, CEVA’s Israeli subsidiary met all of the aforementioned conditions.
On December 29, 2010, the Economic Policy Law for 2011-2012 was approved, which included an amendment to the Investment Law (the “New Amendment”). The New Amendment allows companies to continue compliance with the Investment Law prior to enactment of the New Amendment until the end of the benefits period for the applicable investment plans in lieu of compliance with the New Amendment. CEVA’s Israeli subsidiary does not intend to implement the New Amendment in the foreseeable future, and intend to continue to comply with the Investment Law before the enactment of the New Amendment.
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
b. The provision for income taxes is as follows:

	Year ended December 31,
	2008	2009	2010
Domestic taxes:
Current	$3,104	$109	$(885)
Deferred	(138)	920	(877)
Foreign taxes:
Current	817	1,175	2,164
Deferred	18	180	189

	$3,801	$2,384	$591

Income (loss) before taxes on income:
Domestic	$(3,321)	$(3,571)	$(3,426)
Foreign	15,687	14,301	15,395

	$12,366	$10,730	$11,969

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2008	2009	2010
Income before taxes on income	$12,366	$10,730	$11,969

Theoretical tax at U.S. statutory rate-35%	4,328	3,756	4,189
Foreign income taxes at rates other than U.S. rate	(4,017)	(3,273)	(4,182)
Changes in foreign tax rates	—	—	(1,714)
Subpart F	4,360	1,189	216
Non-deductible items	809	1,008	408
Valuation allowance	(1,187)	(265)	1,633
Other, net	(492)	(31)	41

Taxes on income	$3,801	$2,384	$591

d. Deferred taxes on income:
Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2009	2010
Deferred tax assets
Operating loss carryforward	$7,450	$9,067
Accrued expenses	366	397
Temporary differences related to R&D expenses	991	857
Equity-based compensation	495	533
Other	—	637

Total gross deferred tax assets	9,302	11,491
Valuation allowance	(7,897)	(9,629)

Net deferred tax assets	$1,405	$1,862

Deferred tax liabilities
Subpart F carryforward	$1,062	$751
Other	106	150

Total gross deferred tax liabilities	$1,168	$901

Net deferred tax assets (*)	$237	$961

(*)	Net deferred tax for the year ended December 31, 2009 from domestic and foreign jurisdictions was $(851) and $1,088, respectively.
Net deferred tax for the year ended December 31, 2010 from domestic and foreign jurisdictions was $77 and $884, respectively.
The Company and its subsidiaries provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future.
The Company has not provided for federal income tax on approximately $39 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
e. Uncertain tax positions
The Company accounts for its income tax uncertainties in accordance with FASB ASC No. 740 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows (in thousands):

Year ended
December 31,
2010
Beginning of year	$—
Additions for current year tax positions	847

Balance at December 31	$847

As of December 31, 2010, there were $847 of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes because such interest and penalties did not have a material impact on the Company’s financial statements.
f. Tax loss carryforwards:
Excess tax benefits related to option exercises cannot be recognized until realized through a reduction of current taxes payable. An additional $3.8 million of net operating loss in relation to excess tax benefits on stock option exercises during the fiscal year ended December 31, 2010 were not recorded, because these benefits have not yet been realized. Such loss carryforwards begin to expire in 2020.
As of December 31, 2010, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $5,936, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2014. As of December 31, 2010, CEVA and its subsidiaries had foreign operating losses only in CEVA’s Irish subsidiary of approximately $68,362, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.
g. CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007, and state and local income tax examinations for the years prior to 2006.
NOTE 13: REORGANIZATION, RESTRUCTURING AND SEVERANCE CHARGE
The lease for one of the Company’s facilities in Dublin, Ireland, known as the Harcourt lease, provided for an aggregate annual rental of 888 Euro (approximately $1,300) and expired in 2021. On January 18, 2008, the Company signed an assignment agreement with the Harcourt landlord for the surrender and termination of the Harcourt lease. In 2008, the Company paid approximately $5,900 for the termination of the lease and related termination costs, consisting primarily of legal and professional fees. The Company also successfully managed during the first quarter of 2008 to terminate part of its lease obligation in another office in Limerick, Ireland, where the Company had unused space. The Company recorded in 2008 an aggregate of $3,537 for the above lease terminations as an additional reorganization expense. As a result of the above lease terminations, the Company had no under-utilized building operating lease obligations starting as of December 31, 2008 or as of December 31, 2010.
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
c. One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2008, 2009 and 2010 were $263, $194 and $307, respectively. The accounts receivable balances with Morrison & Foerster LLP at December 31, 2008, 2009 and 2010 were $0, $16 and $0, respectively.
NOTE 15: COMMITMENTS AND CONTINGENCIES
a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.
b. As of December 31, 2010, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities, equipment and vehicles. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.
Rent expense for the fiscal years ended December 31, 2008, 2009 and 2010, were $937, $918 and $891, respectively.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
 (in thousands, except share data)
As of December 31, 2010, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental
	commitments for	Commitments for other	Other purchase
	leasehold properties	lease obligations	obligations	Total
2011	$837	$1440	$414	$2,691
2012	677	954	—	1,631
2013	680	705	—	1,385
2014	637	—	—	637
2015	80	—	—	80

	$2,911	$3,099	$414	$6,424

c. Royalties:
The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2010, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) aggregating $2,322 for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.
Through December 31, 2010, the Company had paid royalties to the OCS in the amount of $108. As of December 31, 2010, the aggregate contingent liability to the OCS (including interest) amounted to $2,114.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.
By:	/s/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer
March 15, 2011
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

Signature	Title	Date

/s/ Gideon Wertheizer Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 15, 2011

/s/ Yaniv Arieli Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2011

/s/ Peter McManamon Peter McManamon	Director and Chairman	March 15, 2011

/s/ Eliyahu Ayalon Eliyahu Ayalon	Director	March 15, 2011

/s/ Zvi Limon Zvi Limon	Director	March 15, 2011

/s/ Bruce Mann Bruce Mann	Director	March 15, 2011

/s/ Sven-Christer-Nilsson Sven-Christer Nilsson	Director	March 15, 2011

/s/ Louis Silver Louis Silver	Director	March 15, 2011

/s/ Dan Tocatly Dan Tocatly	Director	March 15, 2011

CEVA, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	beginning of			Balance at end
	period	Additions	Deduction (1)	of period
Year ended December 31, 2010
Allowance for doubtful accounts	$700	$—	$675	$25

Year ended December 31, 2009
Allowance for doubtful accounts	$743	$—	$43	$700

Year ended December 31, 2008
Allowance for doubtful accounts	$868	$—	$125	$743

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3	(3)	Third Amended and Restated Bylaws of the Registrant

3.7	(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1	(5)	Specimen of Common Stock Certificate

10.1	(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7	(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8	(6)†	CEVA, Inc. 2003 Director Stock Option Plan

10.9	(6)†	Parthus 2000 Share Option Plan

10.10	†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11	(1)	Form of Indemnification Agreement

10.12	(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13	(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14	(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15	(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16	(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17	(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18	(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19	(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20	(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21	(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22	(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23	(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24	(13)†	2010 Incentive Plan for Issachar Ohana, effective as of January 1, 2010

10.25	(14)†	2011 Incentive Plan for Issachar Ohana, effective as of January 1, 2011

10.26	(15)†	2010 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2010

10.27	(16)†	2011 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2011

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1	*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.

(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.

(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 29, 2008, and incorporated hereby by reference.

(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.

(5)
Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.

(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.

(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.

(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.

(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.

(13)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2010, and incorporated hereby by reference.

(14)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2011, and incorporated hereby by reference.

(15)	Description filed with CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2010, and incorporated hereby by reference.

(16)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2011, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Filed herewith.