Form 10-Q
period 2011-03-31
CEVA INC
filed 2011-05-09
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2011
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
(650) 417-7900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,036,576 shares of common stock, $0.001 par value, as of May 5, 2011.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress;

•	Our optimism about adoption of our technologies for new categories of products;

•
Our belief that Texas Instruments’ and Freescale’s announcement of their intent to exit the baseband market, after historically having been large players in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum are strong positive drivers for our future market share expansion;

•	Our belief that both the handsets and mobile broadband markets continue to present significant growth opportunities for us;

•	Our belief that we are well-positioned to capitalize on the growth in the feature phone, smartphone and mobile broadband markets;

•
Our belief that CEVA-XC DSP enables the expansion of our licensee base in both existing wireless handsets market and new, untapped markets, such as wireless infrastructure, machine-2-machine and smart grids;

•	Our belief that our operating expenses will increase in 2011 as compared to 2010;

•	Our belief that the penetration of feature phones in emerging markets such as China, India and Africa could generate future growth potential for CEVA;

•
Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material affect on our financial position on an annual or quarterly basis;

•	Market data prepared by third parties, including ABI Research, Ericsson, The Linley Group and Strategy Analytics.
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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS
Current assets:
Cash and cash equivalents	$15,058	$17,098
Short term bank deposits	36,672	24,807
Marketable securities (see Note 3)	76,331	73,874
Trade receivables (net of allowance for doubtful accounts of $25 at both March 31, 2011 and December 31, 2010)	1,172	5,906
Deferred tax assets	1,240	1,288
Prepaid expenses and other accounts receivable	5,120	4,609

Total current assets	135,593	127,582

Long term bank deposit 4,071 4,455	15,259	15,173
Severance pay fund	5,682	5,433
Deferred tax assets	831	574
Property and equipment, net	1,296	1,348
Goodwill	36,498	36,498

Total long-term assets	59,566	59,026

Total assets	$195,159	$186,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$398	$616
Deferred revenues	376	616
Accrued expenses and other payables	11,088	10,521
Deferred tax liabilities	888	901

Total current liabilities	12,750	12,654

Long term liabilities:
Accrued severance pay	5,735	5,486

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 22,824,695 and 22,524,449 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23	23
Additional paid in-capital	180,281	176,838
Accumulated other comprehensive income	429	317
Accumulated deficit	(4,059)	(8,710)

Total stockholders’ equity	176,674	168,468

Total liabilities and stockholders’ equity	$195,159	$186,608

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. dollars in thousands, except share and per share data

	Three months ended
	March 31,
	2011	2010
Revenues:
Licensing	$5,108	$4,722
Royalties	9,206	4,980
Other revenue	738	899

Total revenues	15,052	10,601
Cost of revenues	948	714

Gross profit	14,104	9,887
Operating expenses:
Research and development, net	5,250	4,609
Sales and marketing	2,224	1,808
General and administrative	1,754	1,546

Total operating expenses	9,228	7,963

Operating income	4,876	1,924
Financial income, net	545	557

Income before taxes on income	5,421	2,481
Income tax expenses	770	422

Net income	$4,651	$2,059

Basic net income per share	$0.20	$0.10

Diluted net income per share	$0.19	$0.09

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	22,692	20,654

Diluted	23,888	21,911

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
U.S. dollars in thousands, except share data

					Accumulated
				Additional	other		Total	Total
	Common stock			paid-in	comprehensive	Accumulated	comprehensive	stockholders’
Three months ended March 31, 2011	Shares	Amount		capital	income	deficit	income	equity
Balance as of January 1, 2011	22,524,449	$23		$176,838	$317	$(8,710)		$168,468
Net income	—	—		—	—	4,651	$4,651	4,651
Unrealized gain from available-for-sale securities, net	—	—		—	95	—	95	95
Unrealized gain from hedging activities, net	—	—		—	17	—	17	17

Total comprehensive income							$4,763

Equity-based compensation	—	—		954	—	—		954
Tax benefit related to exercise of stock options	—	—		336	—	—		336
Issuance of Common Stock upon exercise of employee stock options	204,994	—(*	)	1,563	—	—		1,563
Issuance of Common Stock under employee stock purchase plan	95,252	—(*	)	590	—	—		590

Balance as of March 31, 2011	22,824,695	$23		$180,281	$429	$(4,059)		$176,674

					Accumulated
				Additional	other		Total	Total
	Common stock			paid-in	comprehensive	Accumulated	comprehensive	stockholders’
Three months ended March 31, 2010	Shares	Amount		capital	income (loss)	deficit	income	equity
Balance as of January 1, 2010	20,429,736	$20		$158,325	$251	$(19,500)		$139,096
Net income	—	—		—	—	2,059	$2,059	2,059
Unrealized loss from available-for-sale securities, net	—	—		—	(14)	—	(14)	(14)
Unrealized loss from hedging activities, net	—	—		—	(82)	—	(82)	(82)

Total comprehensive income							$1,963

Equity-based compensation	—	—		584	—	—		584
Issuance of Common Stock upon exercise of employee stock options	443,964	1		2,910	—	—		2,911
Issuance of Common Stock under employee stock purchase plan	89,365	—(*	)	525	—	—		525

Balance as of March 31, 2010	20,963,065	$21		$162,344	$155	$(17,441)		$145,079

(*)	Amount less than $1.
The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. dollars in thousands

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,651	$2,059
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	125	122
Equity-based compensation	954	584
Loss (gain) on available-for-sale marketable securities	3	(6)
Amortization of premiums on available-for-sale marketable securities	514	346
Accrued interest on short term bank deposits	(242)	(187)
Unrealized foreign exchange loss (gain)	46	(17)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	4,734	(748)
Decrease (increase) in prepaid expenses and other accounts receivable	(155)	1,201
Increase in deferred tax, net	(260)	(226)
Increase (decrease) in trade payables	(227)	138
Decrease in deferred revenues	(240)	(66)
Increase (decrease) in accrued expenses and other payables	452	(180)
Excess tax benefit from stock-based compensation	(336)	—
Increase (decrease) in accrued severance pay, net	(1)	1

Net cash provided by operating activities	10,018	3,021

Cash flows from investing activities:
Purchase of property and equipment	(73)	(250)
Investment in bank deposits	(11,500)	(5,000)
Proceeds from bank deposits	—	20,416
Investment in available-for-sale marketable securities	(16,966)	(18,683)
Proceeds from maturity of available-for-sale marketable securities	13,097	8,563
Proceeds from sale of available-for-sale marketable securities	1,028	3,441

Net cash provided by (used in) investing activities	(14,414)	8,487

Cash flows from financing activities:
Proceeds from issuance of Common Stock upon exercise of employee stock options	1,563	2,911
Proceeds from issuance of Common Stock under employee stock purchase plan	590	525
Excess tax benefit from stock-based compensation	336	—

Net cash provided by financing activities	2,489	3,436
Effect of exchange rate movements on cash	(133)	26

Increase (decrease) in cash and cash equivalents	(2,040)	14,970
Cash and cash equivalents at the beginning of the period	17,098	12,104

Cash and cash equivalents at the end of the period	$15,058	$27,074

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

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
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011, have been applied consistently in these unaudited interim condensed consolidated financial statements.
NOTE 3: MARKETABLE SECURITIES
Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government sponsored enterprise securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the consolidated statements of operations. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.
The Company periodically assesses whether its investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when the Company has the intent to sell a security, the Company will more likely than not be required to sell a security before anticipated recovery or the Company does not expect to recover the entire amortized cost basis of a security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the interim condensed consolidated statements of operations. The Company did not recognize OTTI on its marketable securities during the three months ended March 31, 2011 and 2010.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at March 31, 2011 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale — matures within one year:
Certificates of deposits	$1,040	$3	$—	$1,043
Corporate bonds and securities	23,575	131	(6)	23,700

	24,615	134	(6)	24,743

Available-for-sale — matures after one year through three years:
Government sponsored enterprises	599	1	(1)	$599
Corporate bonds and securities	50,845	296	(152)	50,989

	51,444	297	(153)	51,588

Total	$76,059	$431	$(159)	$76,331

	As at December 31, 2010 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale — matures within one year:
Certificates of deposits	$5,358	$3	$—	$5,361
Corporate bonds and securities	25,909	112	(23)	25,998

	31,267	115	(23)	31,359
Available-for-sale — matures after one year through three years:
Corporate bonds and securities	42,468	216	(169)	42,515

	42,468	216	(169)	42,515

Total	$73,735	$331	$(192)	$73,874

Of the unrealized losses outstanding as of March 31, 2011, $5 of the unrealized losses was outstanding for more than 12 months and $154 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of March 31, 2011 amounted to $1,879, and of marketable securities with outstanding unrealized losses for less than 12 months as of March 31, 2011 amounted to $25,351. Of the unrealized losses outstanding as of December 31, 2010, $3 of the unrealized losses was outstanding for more than 12 months and $189 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2010 amounted to $1,154, and of marketable securities with outstanding unrealized losses for less than 12 months as of December 31, 2010 amounted to $27,249.
As of March 31, 2011 and December 31, 2010, management believes the impairments are not other than temporary and therefore were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.
Proceeds from maturity and sales of available-for-sale marketable securities during the three months ended March 31, 2011 were $13,097 and $1,028, respectively, as compared to $8,563 and $3,441 for the comparable period in 2010. Gross realized gains and losses from the sale of available-for sale securities for the three months ended March 31, 2011 were $1 and $4, respectively, as compared to $13 and $7 for the comparable period in 2010.

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

Description	March 31, 2011	Level I	Level II	Level III
Assets:
Short term bank deposits	$36,672	$—	$36,672	$—
Marketable securities:
Certificates of deposits	1,043	—	1,043	—
U.S. government sponsored enterprises	598	—	598	—
Corporate bonds and securities	74,690	—	74,690	—
Foreign exchange contracts	258	—	258	—
Long term bank deposits	15,259	—	15,259	—

Total assets	128,520	—	128,520	—

Liabilities:
Foreign exchange contracts	652	—	652	—

Total liabilities	652	—	652	—

	December 31,
Description	2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$24,807	$—	$24,807	$—
Marketable securities:
Certificates of deposits	5,361	4,316	1,045	—
Corporate bonds and securities	68,513	—	68,513	—
Foreign exchange contracts	241	—	241	—
Long term bank deposits	15,173	—	15,173	—

Total assets	114,095	4,316	109,779	—

Liabilities:
Foreign exchange contracts	709	—	709	—

Total liabilities	709	—	709	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at March 31, 2011 due to the short-term maturities of these instruments.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended
	March 31,
	2011		2010
	(unaudited)		(unaudited)

Revenues based on customer location:
United States	$3,176		$789
Europe and Middle East (1) (2) (3)	7,465		7,760
Asia Pacific (4)	4,411		2,052

	$15,052		$10,601

(1) Sweden	*	)	$1,390
(2) Switzerland	$1,708		*	)
(3) Germany	$5,566		$4,135
(4) China	$2,780		*	)

*)	Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Customer A	14%	39%
Customer B	11%	19%
Customer C	23%	*	)
Customer D	16%	*	)

*)	Less than 10%
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

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$4,651	$2,059

Denominator:
Denominator for basic net income per share	22,692	20,654
Effect of employee stock options	1,196	1,257

Denominator for diluted net income per share	23,888	21,911

Basic net income per share	$0.20	$0.10

Diluted net income per share	$0.19	$0.09

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 364,798 shares for the three months ended March 31, 2011 and 41,567 shares for the corresponding period of 2010.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s employee stock purchase plan to employees of the Company and its subsidiaries. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011, are as follows:

		Weighted
	Number of	average exercise
	options	price
Outstanding as of January 1, 2011	2,041,078	$8.65
Granted	551,000	24.17
Exercised	(204,994)	7.62
Forfeited or expired	(3,230)	18.19

Outstanding as of March 31, 2011	2,383,854	$12.31

Exercisable as of March 31, 2011	991,932	$8.29

During the three months ended March 31, 2011, the Company issued 95,252 shares of common stock under its employee stock purchase plan for an aggregate consideration of $590.
The following table shows the total equity-based compensation expense included in the condensed consolidated statement of operations:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cost of revenue	$49	$18
Research and development, net	378	167
Sales and marketing	201	112
General and administrative	326	287

Total equity-based compensation expense	$954	$584

The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employee directors was estimated using the following assumptions:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	43%-56%	47%-61%
Risk-free interest rate	0.2%-2.7%	0.3%-3.0%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	5%	—
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	2.0	1.5
Suboptimal exercise multiple (executives)	2.3	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended March 31, 2011 and 2010, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 41%-44% for the three months ended March 31, 2011, and in a range of 45%-63% for the three months ended March 31, 2010.
As of March 31, 2011 and 2010, there were balances of $5,823 and $1,569, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic and diluted net income per share was $0.04 for the three months ended March 31, 2011, and $0.03 for the corresponding period of 2010. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2011 and 2010, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $6,199 and $4,975, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of March 31, 2011 and 2010, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $9,195 and $4,006, respectively.
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at	As at
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$137	$151
Foreign exchange forward contracts	121	90

Total	$258	$241

Derivative liabilities:
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	652	709

Total	$652	$709

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s condensed consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$43	$15
Foreign exchange forward contracts	47	2

	$90	$17

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(57)	$(118)
Foreign exchange forward contracts	(16)	13

	$(73)	$(105)

The Company recorded in cost of revenues and operating expenses a net gain of $73 and $105 during the three months ended March 31, 2011 and 2010, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $57 and $5 during the three months ended March 31, 2011 and 2010, respectively, related to derivatives not designated as hedging instruments.
NOTE 9: RECENTLY ISSUED ACCOUNTING STANDARDS
During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on the Company’s unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to the Company, please refer to “Recently issued accounting standards” section included in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2010, our licensees shipped 613 million CEVA-powered chipsets targeted for a wide range of diverse end markets, representing an increase of 83% over 2009 shipments of 334 million chipsets. In 2010, The Linley Group reported CEVA’s share of the licensable DSP market at 78%.
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
During the past five years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs — LG Electronics, Motorola, Nokia, Samsung, Sony-Ericsson, ZTE and a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 41% in 2010 from 2009. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 41% of the worldwide shipment volume based on fourth quarter 2010 worldwide shipments. This places CEVA as the world’s #1 DSP architecture deployed in cellular baseband processors, surpassing Mediatek, Qualcomm and Texas Instruments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 72% of both our total annual royalty revenues and total annual revenues for 2010. We believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress. The mobile broadband space is a category of wireless-enabled products, among which are data cards, tablets, netbooks, eReader and smart grids. The announcements by Texas Instruments and Freescale of their intent to exit the baseband market, after historically having been large players in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, are strong positive drivers for our future market share expansion.
We believe both the handsets and mobile broadband markets continue to present significant growth opportunities for CEVA. According to commentary from Ericsson’s management, as of June 2010, there were more than five billion cellular subscriptions worldwide, which is 72% of the entire global population. Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 10.5% in 2011 to reach 2.08 billion units. We believe that the majority of the growth will come from feature phones and low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the feature phone, smartphone and mobile broadband markets as key chip suppliers serving these markets use our technologies broadly. ABI Research forecasts that shipments of cellular-based devices will nearly double in 2014 from 2009, reaching 2.2 billion units. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity.
Beyond products enabled by our technologies in handsets and mobile broadband markets, during the first quarter of 2011, there was strong licensing traction for our flagship CEVA-XC DSP targeting new applications such as smart grid and 4G wireless infrastructure. Our CEVA-XC323, the second implementation based on the CEVA-XC architecture, targets 4G user equipment infrastructure, including femto cells, pico cells, micro cells and macro cells. Fourth generation wireless products require much greater performance and flexibility than 3G products. As of the first quarter of 2011, we had fourteen design wins for our DSP cores for 4G applications; this trend underscores our belief that these new product lines enable the expansion of our licensee base in both existing wireless handsets market and new, untapped markets such as wireless infrastructure, machine-2-machine and smart grids.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will increase during 2011 in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging, platforms, including the addition of new engineers, higher salaries and related expenses; (3) lower government grants; and (4) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the New Israeli Shekel (“NIS”), the Euro and the British Pound, which are the primary currencies for our employee salary expenses. In addition to monitoring and controlling our operating expenses, we must maintain our current level of gross margin in order to offset any future declines in shipment quantities of products based on our technologies or any future declines in any per-unit royalty rates. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products are highly dependent on the market adoption of new services and products, such as smartphones, tablets connected devices in the form of DTV, set-top boxes and HD video and audio within products such as Blu-ray DVDs, digital TVs, set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as China, India and Africa, where the penetration of handsets, especially low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.
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
RESULTS OF OPERATIONS
Total Revenues
Total revenues increased by 42% to $15.1 million for the first quarter of 2011 from $10.6 for the comparable quarter in 2010. The increase in total revenues reflected significantly higher royalty revenues and higher licensing revenues, offset by lower other revenues. Five largest customers accounted for 71% of our total revenues for the first quarter of 2011, as compared to 78% for the comparable quarter in 2010. Four customers accounted for 23%, 16%, 14% and 11% of our total revenues for the first quarter of 2011, as compared to two customers that accounted for 39% and 19% of our total revenues for the first quarter of 2010. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 85% of our total revenues for the first quarter of 2011, as compared to 69% for the comparable quarter in 2010.
We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25 “Construction-Type and Production-Type Contracts Recognition.”
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. No prepaid royalty revenue was generated during the first quarter ended March 31, 2011 and 2010. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues
Licensing revenues for the first quarter of 2011 were $5.1 million, an increase of 8% from $4.7 million for the first quarter of 2010. The increase in licensing revenues resulted mainly from higher revenues from our CEVA-X DSP core family of products, partially offset by lower revenues from our CEVA-TeakLite DSP core family of products. We are experiencing strong interest and pipeline build-up for our DSP cores due to general business improvements in our primary markets, particularly in the cellular baseband market, and our new advanced CEVA-XC DSP product designed for the 4G market.
Licensing revenues accounted for 34% of our total revenues for the first quarter of 2011, compared to 45% for the comparable period of 2010. During the first quarter of 2011, we concluded seven new license agreements. Four agreements were for CEVA DSP cores, platforms and software, and three agreements were for our SATA/SAS product lines. Three licensing agreements were for our new CEVA-XC DSP product which targets new market segments: the wireless infrastructure and smart grid markets. The completion of these license agreements illustrates our continued expansion beyond handsets to new, strategic and potential high volume markets. Target applications for customer deployment are 3G and 4G baseband processors for handsets, infrastructure, smart grid and SSD drives. Geographically, three of the seven deals concluded were in the U.S., three were in Asia and one was in Europe.
Royalty Revenues
Royalty revenues for the first quarter of 2011 were $9.2 million, an increase of 85% from $5.0 million for the first quarter of 2010. Royalty revenues accounted for 61% of our total revenues for the first quarter of 2011, compared to 47% for the comparable period of 2010. The increase in royalty revenues reflected our continued expansion of our DSPs across both handset and non-handset cellular-enabled products, which was driven by large volume 2G phones, especially targeted at the emerging markets, partially offset by a decrease in the average per unit royalty rate. Our per unit and prepaid royalty customers reported sales of 236 million chipsets incorporating our technologies for the first quarter of 2011, compared to 122 million for the comparable period of 2010. The five largest customers paying per unit royalty accounted for 83% of our total royalty revenues for the first quarter of 2011, compared to 86% for the comparable period of 2010.
As of March 31, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements. As of March 31, 2010, 24 licensees were shipping products incorporating our technologies pursuant to 33 licensing arrangements.
Other Revenues
Other revenues were $0.7 million for the first quarter of 2011, a decrease of 18% from $0.9 million for the first quarter of 2010. The decrease in other revenues reflected principally lower sales of development systems. Other revenues accounted for 5% of our total revenues for the first quarter of 2011, compared to 8% for the comparable period of 2010. Other revenues include support and training for licensees and sale of development systems.
Geographic Revenue Analysis

	First Quarter				First Quarter
	2011				2010
	(in millions, except percentages)
United States		$3.2		21%		$0.8		8%
Europe and Middle East (1) (2) (3)		$7.5		50%		$7.8		73%
Asia Pacific (3) (4) (5)		$4.4		29%		$2.0		19%

(1) Sweden	$	*	)	* )		$1.4		13%
(2) Switzerland		$1.7		11%	$	*	)	* )
(3) Germany		$5.6		37%		$4.1		39%
(4) China		$2.8		18%	$	*	)	* )

*)	Less than 10%
Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Cost of Revenues
Cost of revenues was $0.9 million for the first quarter of 2011, compared to $0.7 million for the comparable period of 2010. Cost of revenues accounted for 6% of our total revenues for the first quarter of 2011, compared to 7% for the comparable period of 2010. The increase for the first quarter of 2011 principally reflected higher salary and related costs. Included in cost of revenues for the first quarter of 2011 was a non-cash equity-based compensation expense of $49,000, compared to $18,000 for the comparable period of 2010.
Gross Margin
Gross margin for the first quarter of 2011 was 94%, compared to 93% for the comparable period of 2010. The increase in gross margin for the first quarter of 2011 principally reflected higher royalty revenues which have higher gross margins, offset by an increase in cost of revenues.
Operating Expenses
Total operating expenses were $9.2 million for the first quarter of 2011, compared to $8.0 million for the comparable period of 2010. The increase in total operating expenses for the first quarter of 2011 principally reflected higher salary and related costs, higher commission expenses due to higher revenues, and higher non-cash equity-based compensation expenses, partially offset by lower project-related expenses.
We currently anticipate that our operating expenses will increase in 2011 in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging, platforms, including the addition of new engineers, higher salaries and related expenses; (3) lower government grants; and (4) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro and the British Pound, which are the primary currencies for our employee salary expenses.
Research and Development Expenses, Net
Our research and development expenses were $5.3 million for the first quarter of 2011, compared to $4.6 million for the comparable period of 2010. The net increase for the first quarter of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, lower research grants received from the office of Chief Scientist of Israel and higher non-cash equity-based compensation expenses, partially offset by lower project-related expenses. Included in research and development expenses for the first quarter of 2011 were non-cash equity-based compensation expenses of $378,000, compared to $167,000 for the comparable period of 2010. Research and development expenses as a percentage of our total revenues were 35% for the first quarter of 2011, compared to 43% for the comparable period of 2010.
The number of research and development personnel was 128 at March 31, 2011, compared to 123 at March 31, 2010.
Sales and Marketing Expenses
Our sales and marketing expenses were $2.2 million for the first quarter of 2011, compared to $1.8 million for the comparable period of 2010. The increase for the first quarter of 2011 principally reflected higher salary and related expenses, higher commission expenses due to higher revenues, and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the first quarter of 2011 were non-cash equity-based compensation expenses of $201,000, compared to $112,000 for the comparable period of 2010. Sales and marketing expenses as a percentage of our total revenues were 15% for the first quarter of 2011, compared to 17% for the comparable period of 2010.
The total number of sales and marketing personnel was 22 at March 31, 2011, compared to 21 at March 31, 2010.
General and Administrative Expenses
Our general and administrative expenses were $1.8 million for the first quarter of 2011, compared to $1.5 million for the comparable period of 2010. The increase for the first quarter of 2011 principally reflected higher professional services cost. Included in general and administrative expenses for the first quarter of 2011 were non-cash equity-based compensation expenses of $326,000, compared to $287,000 for the comparable period of 2010. General and administrative expenses as a percentage of total revenues were 12% for the first quarter of 2011, compared to 15% for the comparable period of 2010.
The number of general and administrative personnel was 24 at March 31, 2011, compared to 25 at March 31, 2010.

Financial Income, Net (in millions)

	First Quarter	First Quarter
	2011	2010
Financial income, net	$0.55	$0.56
of which:
Interest income and gains and losses from marketable securities, net	$0.63	$0.53
Foreign exchange gain (loss)	$(0.08)	$0.03
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2011 principally reflected higher combined cash, bank deposits and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $84,000 for the first quarter of 2011, and a foreign exchange gain of $27,000 for the comparable period of 2010.
Provision for Income Taxes
Our income tax expenses were $770,000 for the first quarter of 2011, compared to $422,000 for the comparable period of 2010. The increase for the first quarter of 2011 primarily reflected an increase in income before taxes. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
Our Irish operating subsidiaries qualified for a 10% tax rate on its trade until December 31, 2010. Since January 1, 2011, a new tax rate of 12.5% is in effect going forward.
Our Israeli operating subsidiary’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans. Accordingly, Income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of six or eight years. The tax benefit under the first, second, third and fourth plans have expired and are subject to corporate tax of 24% in 2011. However, the Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth plans, and as a result no taxable income was attributed to these plans.
On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. The Amendment included revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004, and does not apply to investment programs approved prior to December 31, 2004, and therefore benefits included in any certificate of approval that was granted before the Amendment came into effect will remain subject to the provisions of the Investment Law as they were on the date of such approval. Our Israeli subsidiary’s seventh plan (commenced in 2007) and eighth plan (commenced in 2010) are subject to the provisions of the Amendment. We believe that we are currently in compliance with the requirements of the Amendment. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate of 24% for 2011. We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.
On December 29, 2010, a new Economic Policy Law for 2011-2012 was approved, which included an amendment to the Investment Law (the “New Amendment”). The New Amendment allows companies to continue compliance with the Investment Law as in effect prior to enactment of the New Amendment until the end of the benefits period for the applicable investment plans in lieu of compliance with the New Amendment. We do not intend to implement the New Amendment in the foreseeable future, and intend to continue to comply with the Investment Law as in effect prior to enactment of the New Amendment.
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of deferred tax assets during the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2011, we had approximately $15.1 million in cash and cash equivalents, $36.7 million in short term bank deposits, $76.3 million in marketable securities, and $15.2 million in long term bank deposits, totaling $143.3 million, compared to $131.0 million at December 31, 2010. During the first quarter of 2011, we invested $28.5 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $14.1 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government sponsored enterprise instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. We periodically assess whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when we have the intent to sell the security, we will more likely than not be required to sell the security before anticipated recovery or we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first quarter of 2011.
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
Net cash provided by operating activities for the first quarter of 2011 was $10.0 million, compared to $3.0 million of net cash provided by operating activities for the comparable period of 2010.
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
Net cash used in investing activities for the first quarter of 2011 was $14.4 million, compared to $8.5 million of net cash provided by investing activities for the comparable period of 2010. We had a cash outflow of $17.0 million and a cash inflow of $14.1 million in respect of investments in marketable securities during the first quarter of 2011, as compared to cash outflow of $18.7 million and a cash inflow of $12.0 million in respect of investments in marketable securities during the first quarter of 2010. For the first quarter of 2011, we had an investment of $11.5 million in bank deposits, as compared to net proceeds of $15.4 million from bank deposits for the comparable period of 2010.
Net cash provided by financing activities for the first quarter of 2011 was $2.5 million, compared to $3.4 million net cash provided by financing activities for the comparable period of 2010.
During the first quarter of 2011 and 2010, we received $2.2 and $3.4 million, respectively, from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan. During the first quarter of 2011, we classified $0.3 million of excess tax benefit from equity-based compensation as financing cash flows.
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
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $84,000 for the first quarter of 2011, and a foreign exchange gain of $27,000 for the comparable period of 2010.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2011 and 2010, we recorded accumulated other comprehensive gain of $17,000 and other comprehensive loss of $82,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2011, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $236,000, which will be recorded in the consolidated statements of operations during the following 9 months. We recognized a net gain of $73,000 and $105,000 for the first quarter of 2011 and 2010, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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
We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of March 31, 2011, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2011. However, we can provide no assurance that we will recover present declines in the market value of our investments.
Interest income and gains and losses from marketable securities, net, were $629,000 for the first quarter of 2011, compared to $530,000 for the comparable period of 2010.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than (1) changes to the Risk Factor below entitled “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the cellular market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “Our operations in Israel may be adversely affected by instability in the Middle East region;” (8) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” and (9) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”
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
The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following factors may have a significant impact on our competitiveness:
•	We compete directly in the DSP cores space with Cognovo, Coresonic and Verisilicon;
•	We compete with CPU IP providers, such as ARM Holdings, MIPS Technologies, Synopsys (through its acquisition of Virage Logic), and Tensilica, who offer DSP and DSP extensions to their IP;
•
Our video solution is software-based and competes with hardware implementations offered by companies such as Imagination Technologies and Chips & Media, as well as internal engineering teams at companies such as Mediatek, Qualcomm and ST Ericsson that may design programmable DSP core products in-house and therefore not license our technologies; and

•
SATA and SAS IP markets are highly standardized with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenue.

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

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;
•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;
•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
•	any delay in execution of any anticipated licensing arrangement during a particular quarter;
•	delays in the commercialization of end products that incorporate our technology;
•	currency fluctuations of the Euro and NIS versus the U.S. dollar;
•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;
•	the timing of certain R&D government grant payments;
•	our ability to scale our operations in response to changes in demand for our technologies;
•	entry into new markets, including China, India and Latin America;
•	changes in our pricing policies and those of our competitors;
•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and
•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.
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
We currently anticipate that our operating expenses will be higher for 2011, in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging, platforms, including the addition of new engineers, higher salaries and related expenses; (3) lower government grants; and (4) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro and the British Pound, which are the primary currencies for our employee salary expenses.
We rely significantly on revenue derived from a limited number of customers.
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Four customers, varying in identity from period-to-period, accounted for 23%, 16%, 14% and 11% of our total revenues for the first quarter of 2011. Our five largest customers, varying in identity from period-to-period, accounted for 71% of our total revenues for the first quarter of 2011. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 83% of our total royalty revenues for the first quarter of 2011. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the cellular and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were 61% of our total revenues for the first quarter of 2011. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.
We generate a significant amount of our total revenues from the cellular market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the cellular market accounted for approximately 85% of our total revenues for the first quarter of 2011. Any adverse change in our ability to compete and maintain our competitive position in the cellular market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target the cellular market, would harm our business, financial condition and results of operations. Moreover, the cellular market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 79% of our total revenues for the first quarter of 2011 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $295,000 for the first quarter of 2011. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
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
We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, however, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate of 24% in 2011 and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our first four investment programs have expired and are subject to corporate tax of 24% in 2011. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to these investment programs. The tax benefits under our other investment programs are scheduled to gradually expire starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

CEVA, INC.
Date: May 9, 2011	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: May 9, 2011	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)