Form 10-Q
period 2011-06-30
CEVA INC
filed 2011-08-08
CIK 1173489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,394,208 shares of common stock, $0.001 par value, as of August 3, 2011.

FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:
•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers as opposed to developing it in-house;

•	Our belief that the use of DSP cores and technologies in the handsets, mobile broadband and machine 2 machine markets continues to present significant growth opportunities for us ;

•	Our optimism about adoption of our technologies for new categories of products;

•
Our belief that Texas Instruments’ announcement of their intent to exit the baseband market, after historically having been large players in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum are strong positive drivers for our future market share expansion;

•
Our belief that the majority of growth in the cellular market will come from feature phone and low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets;

•	Our belief that we are well-positioned to capitalize on the growth in the feature phone, smartphone, mobile broadband and machine 2 machine markets;

•
Our belief that our product lines enable the expansion of our licensee base in both existing wireless handsets market and other growing markets, such as mobile broadband, machine 2 machine and wireless infrastructure;

•	Our belief that our operating expenses will increase in 2011 as compared to 2010;

•	Our belief that the penetration of feature phones in emerging markets such as China, India, Latin America and Africa could generate future growth potential for CEVA;

•
Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material affect on our financial position on an annual or quarterly basis;

•	Market data prepared by third parties, including Ericsson, The Linley Group and Strategy Analytics.
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
This report contains market data prepared by third parties, including Ericsson, The Linley Group and Strategy Analytics. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$14,379	$17,098
Short term bank deposits	42,945	24,807
Marketable securities (see Note 3)	80,167	73,874
Trade receivables (net of allowance for doubtful accounts of $25 at both June 30, 2011 and December 31, 2010)	3,622	5,906
Deferred tax assets	2,355	1,288
Prepaid expenses and other accounts receivable	5,186	4,609

Total current assets	148,654	127,582

Long term bank deposit	15,277	15,173
Severance pay fund	5,858	5,433
Deferred tax assets	839	574
Property and equipment, net	1,308	1,348
Goodwill	36,498	36,498

Total long-term assets	59,780	59,026

Total assets	$208,434	$186,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$850	$616
Deferred revenues	3,646	616
Accrued expenses and other payables	9,535	10,521
Deferred tax liabilities	597	901

Total current liabilities	14,628	12,654

Long term liabilities:
Accrued severance pay	5,902	5,486

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,346,704 and 22,524,449 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	23	23
Additional paid in-capital	187,378	176,838
Accumulated other comprehensive income	439	317
Retained earnings (accumulated deficit)	64	(8,710)

Total stockholders’ equity	187,904	168,468

Total liabilities and stockholders’ equity	$208,434	$186,608

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. dollars in thousands, except share and per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Licensing	$10,303	$9,315	$5,195	$4,593
Royalties	17,478	10,134	8,272	5,154
Other revenue	1,659	1,761	921	862

Total revenues	29,440	21,210	14,388	10,609
Cost of revenues	1,824	1,577	876	863

Gross profit	27,616	19,633	13,512	9,746
Operating expenses:
Research and development, net	10,655	9,114	5,405	4,505
Sales and marketing	4,551	3,584	2,327	1,776
General and administrative	3,496	3,116	1,742	1,570

Total operating expenses	18,702	15,814	9,474	7,851

Operating income	8,914	3,819	4,038	1,895
Financial and other income, net	1,262	1,098	717	541

Income before taxes on income	10,176	4,917	4,755	2,436
Income tax expenses	1,402	735	632	313

Net income	$8,774	$4,182	$4,123	$2,123

Basic net income per share	$0.38	$0.20	$0.18	$0.10

Diluted net income per share	$0.37	$0.19	$0.17	$0.10

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	22,900	20,859	23,107	21,061

Diluted	24,028	21,991	24,165	22,069

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
U.S. dollars in thousands, except share data

					Accumulated	Retained
				Additional	other	earnings	Total	Total
	Common stock			paid-in	comprehensive	(accumulated	comprehensive	stockholders’
Six months ended June 30, 2011	Shares	Amount		capital	income	deficit)	income	equity
Balance as of January 1, 2011	22,524,449	$23		$176,838	$317	$(8,710)		$168,468
Net income	—	—		—	—	8,774	$8,774	8,774
Unrealized gain from available-for-sale securities, net	—	—		—	146	—	146	146
Unrealized loss from hedging activities, net	—	—		—	(24)	—	(24)	(24)

Total comprehensive income							$8,896

Equity-based compensation	—	—		2,125	—	—		2,125
Tax benefit related to exercise of stock options	—	—		1,779	—	—		1,779
Issuance of Common Stock upon exercise of stock options	727,003	—	(*)	6,046	—	—		6,046
Issuance of Common Stock under employee stock purchase plan	95,252	—	(*)	590	—	—		590

Balance as of June 30, 2011	23,346,704	$23		$187,378	$439	$64		$187,904

						Accumulated
				Additional		other		Total	Total
	Common stock			paid-in	Treasury	comprehensive	Accumulated	comprehensive	stockholders’
Six months ended June 30, 2010	Shares	Amount		capital	stock	income (loss)	deficit	income	equity
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096
Net income	—	—		—	—	—	4,182	$4,182	4,182
Unrealized loss from available-for-sale securities, net	—	—		—	—	(314)	—	(314)	(314)
Unrealized loss from hedging activities, net	—	—		—	—	(273)	—	(273)	(273)

Total comprehensive income								$3,595

Equity-based compensation	—	—		1,124	—	—	—		1,124
Issuance of Common Stock upon exercise of stock options	675,378	1		4,027	—	—	—		4,028
Issuance of Common Stock under employee stock purchase plan	89,365	—	(*)	525	—	—	—		525
Purchase of Treasury Stock	(108,009)	—	(*)	—	(1,207)	—	—		(1,207)
Issuance of Treasury Stock upon exercise of stock options	6,609	—	(*)	—	74	—	(22)		52

Balance as of June 30, 2010	21,093,079	$21		$164,001	$(1,133)	$(336)	$(15,340)		$147,213

(*)	Amount less than $1.
The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. dollars in thousands

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,774	$4,182
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	253	258
Equity-based compensation	2,125	1,124
Gain from sale of property and equipment	(10)	—
Gain on available-for-sale marketable securities	(7)	(14)
Amortization of premiums on available-for-sale marketable securities	1,045	718
Accrued interest on short term bank deposits	(457)	(322)
Unrealized foreign exchange loss (gain)	44	(51)
Changes in operating assets and liabilities:
Decrease in trade receivables	2,284	449
Decrease in prepaid expenses and other accounts receivable	1,184	1,268
Increase in deferred tax, net	(1,693)	(176)
Increase in trade payables	226	131
Increase in deferred revenues	3,030	95
Decrease in accrued expenses and other payables	(1,206)	(1,706)
Excess tax benefit from stock-based compensation	(1,779)	—
Decrease in accrued severance pay, net	(11)	(6)

Net cash provided by operating activities	13,802	5,950

Cash flows from investing activities:
Purchase of property and equipment	(213)	(456)
Proceeds from sale of property and equipment	10	—
Investment in bank deposits	(22,500)	(19,432)
Proceeds from bank deposits	5,065	32,625
Investment in available-for-sale marketable securities	(27,600)	(35,448)
Proceeds from maturity of available-for-sale marketable securities	16,477	13,339
Proceeds from sale of available-for-sale marketable securities	3,998	10,189

Net cash provided by (used in) investing activities	(24,763)	817

Cash flows from financing activities:
Purchase of Treasury Stock	—	(1,207)
Proceeds from issuance of Common Stock upon exercise of stock options	6,046	4,028
Proceeds from issuance of Common Stock under employee stock purchase plan	590	525
Proceeds from issuance of Treasury Stock upon exercise of stock options	—	52
Excess tax benefit from stock-based compensation	1,779	—

Net cash provided by financing activities	8,415	3,398
Effect of exchange rate movements on cash	(173)	(41)

Increase (decrease) in cash and cash equivalents	(2,719)	10,124
Cash and cash equivalents at the beginning of the period	17,098	12,104

Cash and cash equivalents at the end of the period	$14,379	$22,228

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
NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
NOTE 3: MARKETABLE SECURITIES
Marketable securities consist of certificates of deposits, corporate bonds and securities and U.S. government sponsored enterprise securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.
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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)

	As at June 30, 2011 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale — matures within one year:
Certificates of deposits	$1,037	$3	$—	$1,040
Corporate bonds and securities	25,097	135	(1)	25,231

	26,134	138	(1)	26,271
Available-for-sale — matures after one year through three years:
Government sponsored enterprises	599	2	—	$601
Corporate bonds and securities	53,089	344	(138)	53,295

	53,688	346	(138)	53,896

Total	$79,822	$484	$(139)	$80,167

	As at December 31, 2010 (Audited)
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale — matures within one year:
Certificates of deposits	$5,358	$3	$—	$5,361
Corporate bonds and securities	25,909	112	(23)	25,998

	31,267	115	(23)	31,359
Available-for-sale — matures after one year through three years:
Corporate bonds and securities	42,468	216	(169)	42,515

	42,468	216	(169)	42,515

Total	$73,735	$331	$(192)	$73,874

Of the unrealized losses outstanding as of June 30, 2011, $7 of the unrealized losses was outstanding for more than 12 months and $132 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of June 30, 2011 amounted to $2,233, and marketable securities with outstanding unrealized losses for less than 12 months as of June 30, 2011 amounted to $17,308. Of the unrealized losses outstanding as of December 31, 2010, $3 of the unrealized losses was outstanding for more than 12 months and $189 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2010 amounted to $1,154, and marketable securities with outstanding unrealized losses for less than 12 months as of December 31, 2010 amounted to $27,249.
As of June 30, 2011 and December 31, 2010, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.
Proceeds from maturity and sales of available-for-sale marketable securities during the six months ended June 30, 2011 were $16,477 and $3,998, respectively, as compared to $13,339 and $10,189 for the comparable period in 2010. Gross realized gains and losses from the sale of available-for sale securities for the three months ended June 30, 2011 were $16 and $6, respectively, as compared to $39 and $31 for the comparable period in 2010. Gross realized gains and losses from the sale of available-for sale securities for the six months ended June 30, 2011 were $17 and $10, respectively, as compared to $52 and $38 for the comparable period in 2010.

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

Description	June 30, 2011	Level I	Level II	Level III
Assets:
Short term bank deposits	$42,945	$—	$42,945	$—
Marketable securities:
Certificates of deposits	1,040	—	1,040	—
U.S. government sponsored enterprises	601	—	601	—
Corporate bonds and securities	78,526	—	78,526	—
Foreign exchange contracts	214	—	214	—
Long term bank deposits	15,277	—	15,277	—

Total assets	138,603	—	138,603	—

Liabilities:
Foreign exchange contracts	324	—	324	—

Total liabilities	324	—	324	—

Description	December 31, 2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$24,807	$—	$24,807	$—
Marketable securities:
Certificates of deposits	5,361	4,316	1,045	—
Corporate bonds and securities	68,513	—	68,513	—
Foreign exchange contracts	241	—	241	—
Long term bank deposits	15,173	—	15,173	—

Total assets	114,095	4,316	109,779	—

Liabilities:
Foreign exchange contracts	709	—	709	—

Total liabilities	709	—	709	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2011 due to the short-term maturities of these instruments.
NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA
a. Summary information about geographic areas:
The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended				Three months ended
	June 30,				June 30,
	2011		2010		2011		2010
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$6,552		$3,714		$3,376		$1,879
Europe and Middle East (1) (2) (3)	11,305		11,217		3,840		4,503
Asia Pacific (4) (5)	11,583		6,279		7,172		4,227

	$29,440		$21,210		$14,388		$10,609

(1) Germany	$7,743		$5,158		$2,177		*	)
(2) Switzerland	$3,112		*	)	*	)	*	)
(3) Sweden	*	)	$2,587		*	)	$1,197
(4) China	$6,336		$2,897		$3,556		$2,314
(5) S. Korea	*	)	*	)	*	)	$1,141

*)	Less than 10%
b. Major customer data as a percentage of total revenues:
The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011		2010
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Customer A	10%	18%	(*	)	17%
Customer B	10%	24%	(*	)	(* )
Customer C	14%	(* )	12%		15%
Customer D	16%	—	(*	)	—

(*)	Less than 10%

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

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Numerator:
Numerator for basic and diluted net income per share	$8,774	$4,182	$4,123	$2,123

Denominator:
Denominator for basic net income per share	22,900	20,859	23,107	21,061
Effect of stock options	1,128	1,132	1,058	1,008

Denominator for diluted net income per share	24,028	21,991	24,165	22,069

Basic net income per share	$0.38	$0.20	$0.18	$0.10

Diluted net income per share	$0.37	$0.19	$0.17	$0.10

The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 557,800 and 461,299 shares for the three and six months ended June 30, 2011, respectively, and 51,404 and 46,486 shares for the corresponding periods of 2010.
NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS
The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. Most of the options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date. A summary of the Company’s stock option activity and related information for the three months ended June 30, 2011, are as follows:

		Weighted
	Number of	average exercise
	options	price
Outstanding as of March 31, 2011	2,383,854	$12.31
Granted	137,000	30.26
Exercised	(522,009)	8.59
Forfeited or expired	(1,731)	8.02

Outstanding as of June 30, 2011	1,997,114	$14.52

Exercisable as of June 30, 2011	701,378	$8.36

During the three and six months ended June 30, 2011, the Company issued 0 and 95,252 shares of common stock under its employee stock purchase plan for an aggregate consideration of 0 and $590, respectively.
The following table shows the total equity-based compensation expense included in the interim condensed consolidated statement of operations:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of revenue	$110	$33	$61	$15
Research and development, net	862	306	484	139
Sales and marketing	456	208	255	96
General and administrative	697	577	371	290

Total equity-based compensation expense	$2,125	$1,124	$1,171	$540

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value for the Company’s stock options granted to employees and non-employee directors was estimated using the following assumptions:

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	39%-56%	38%-62%
Risk-free interest rate	0.2%-2.5%	0.3%-2.6%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	5%	5%
Contractual term of up to	10 Years	7 Years
Suboptimal exercise multiple (employees)	2.0	1.5
Suboptimal exercise multiple (executives)	2.3	1.3
The Company did not grant new purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2011 and 2010.
As of June 30, 2011 and 2010, there were balances of $6,613 and $1,845, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic net income per share was $0.05 and $0.09 for the three and six months ended June 30, 2011, respectively, and $0.03 and $0.05 for the corresponding periods of 2010. The impact of equity-based compensation expense on diluted net income per share was $0.05 and $0.09 for the three and six months ended June 30, 2011, respectively, and $0.02 and $0.05 for the corresponding periods of 2010. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.
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
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2011 and 2010, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,800 and $6,790, respectively.
Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of June 30, 2011 and 2010, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $4,345 and $8,302, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
The fair value of the Company’s outstanding derivative instruments is as follows:

	As at	As at
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$78	$151
Foreign exchange forward contracts	136	90

Total	$214	$241

Derivative liabilities:
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	324	709

Total	$324	$709

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s interim condensed consolidated balance sheet.
The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$155	$11	$112	$(4)
Foreign exchange forward contracts	60	(223)	13	(225)

	$215	$(212)	$125	$(229)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(228)	$(118)	$(171)	$—
Foreign exchange forward contracts	(14)	35	2	22

	$(242)	$(83)	$(169)	$22

The Company recorded in cost of revenues and operating expenses a net gain of $169 and $242 during the three and six months ended June 30, 2011, respectively, and a net loss of $22 and a net gain of $83 for the comparable periods of 2010, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $131 and $284 for the three and six months ended June 30, 2011, respectively, and a gain of $216 and $221 for the comparable periods of 2010, related to derivatives not designated as hedging instruments.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(U.S. dollars in thousands, except share and per share amounts)
NOTE 9: RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2011, the FASB issued authoritative guidance requiring most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. This guidance is effective for interim and annual periods beginning after December 15, 2011. Based upon the Company’s assessment of the impact of this guidance, the manner in which it presents other comprehensive income in its financial statements will be modified upon adoption.
For additional description of recent accounting pronouncements relevant to the Company, please refer to “Recently issued accounting standards” section included in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
BUSINESS OVERVIEW
The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2010, our licensees shipped 613 million CEVA-powered chipsets targeted for a wide range of diverse end markets. During the first half of 2011, our licensees shipped more than 480 million CEVA-powered chipsets, illustrating continued, strong market deployment of our technology. In 2010, The Linley Group reported CEVA’s share of the licensable DSP market at 78%.
There are increased requirements to supplement the DSP technologies and associated DSP software with highly integrated, application-specific chips for high-volume markets, such as the cellular- and data-related products and mobile and home multimedia markets. Given the technological complexity of DSP-based applications and in order to shorten the design cycle time, there is an industry shift from developing DSP technologies in-house to licensing them from third party IP providers.
During the past five years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs — LG Electronics, Motorola, Nokia, Samsung, Sony-Ericsson, ZTE and a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 72% for the first half of 2011 as compared to the first half of 2010. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 41% of the worldwide shipment volume based on first quarter 2011 worldwide shipments. This data reconfirms CEVA as the world’s #1 DSP architecture deployed in cellular baseband processors, surpassing Mediatek, Qualcomm and Texas Instruments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 80% of our total revenues for the first half of 2011. We believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress. The mobile broadband space is a category of wireless-enabled products, among which are data cards, tablets, netbooks, eReader and smart grids. The announcement by Texas Instruments of its intent to exit the baseband market, after historically having been large players in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, are strong positive drivers for our future market share expansion.
We believe the handsets, mobile broadband and machine 2 machine markets continue to present significant growth opportunities for CEVA. Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 10.5% in 2011 to reach 2.08 billion units. We believe that the majority of the growth will come from feature phone and low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well-positioned to capitalize on the growth in the feature phone, smartphone, mobile broadband and machine 2 machine markets as key chip suppliers serving these markets use our technologies broadly. Ericsson projects there will be one billion personal mobile broadband connections at the end of 2011 and five billion in 2016. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity.
Beyond products enabled by our technologies in handsets and mobile broadband markets, during the second quarter of 2011, there was strong licensing traction for our flagship CEVA-XC DSP targeting new applications such as smart grid and 4G wireless infrastructure. 4G wireless products require much greater performance and flexibility than 3G products. As of the second quarter of 2011, we had more than 15 design wins for our DSP cores for 4G applications; this trend underscores our belief that our product lines enable the expansion of our licensee base in both existing wireless handsets market and other growing markets such as mobile broadband, machine 2 machine and wireless infrastructure.

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
The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our video and audio products is highly dependent on the market adoption of new services and products, such as smartphones, tablets, connected TVs and set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as China, India, Latin America and Africa, where the penetration of handsets, especially low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.
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
RESULTS OF OPERATIONS
Total Revenues
Total revenues were $14.4 million and $29.4 million for the second quarter and first half of 2011, respectively, representing an increase of 36% and 39%, respectively, as compared to the corresponding periods in 2010. The increase in total revenues for the second quarter of 2011 reflected significantly higher overall revenues. The increase in total revenues for the first half of 2011 reflected significantly higher royalty revenues and higher licensing revenues, offset by lower other revenues. Five largest customers accounted for 49% and 59% of our total revenues for the second quarter and first half of 2011, respectively, as compared to 59% and 63% for the comparable periods in 2010. One customer accounted for 12% of our total revenues for the second quarter of 2011, as compared to two customers that accounted for 17% and 15% of our total revenues for the second quarter of 2010. Four customers accounted for 10%, 10%, 14% and 16% of our total revenues for the first half of 2011, as compared to two customers that accounted for 18% and 24% of our total revenues for the first half of 2010. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 76% and 80% of our total revenues for the second quarter and first half of 2011, respectively, as compared to 72% and 70% for the comparable periods in 2010.
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
We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line. No prepaid royalty revenue was generated during the second quarter and six months ended June 30, 2011. Prepaid royalties accounted for 2% and 1% of our total revenues for the second quarter and first half of 2010, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues
Licensing revenues were $5.2 million and $10.3 million for the second quarter and first half of 2011, respectively, an increase of 13% and 11% from the second quarter and first half of 2010. The increase in licensing revenues for the second quarter and first half of 2011, as compared to the corresponding periods of 2010, resulted mainly from higher revenues from our CEVA-XC DSP core family of products and our SAS/SATA IP, partially offset by lower revenues from our CEVA-TeakLite DSP core family of products. We are experiencing strong interest and pipeline build-up for our DSP cores due to general business improvements in our primary markets, particularly in the cellular baseband market, and our new advanced CEVA-XC DSP product designed for the 4G market.
Licensing revenues accounted for 36% and 35% of our total revenues for the second quarter and first half of 2011, respectively, compared to 43% and 44% for the comparable periods of 2010. During the second quarter of 2011, we concluded eight new license agreements. Seven agreements were for CEVA DSP cores, platforms and software, and one agreement was for our SATA/SAS product lines. Three licensing agreements were for our new CEVA-XC DSP product which targets new market segments: the wireless infrastructure and smart grid markets. The completion of these license agreements illustrates our continued expansion beyond handsets to new, strategic and potential high volume markets. Target applications for customer deployment are 4G and 3G baseband processors for handsets, infrastructure, smart grid, portable game consoles and SSD drives. Geographically, four of the eight deals concluded were in the U.S., and four were in Asia.
Royalty Revenues
Royalty revenues were $8.3 million and $17.5 million for the second quarter and first half of 2011, respectively, an increase of 60% and 72% from the second quarter and first half of 2010. Royalty revenues accounted for 58% and 59% of our total revenues for the second quarter and first half of 2011, respectively, compared to 49% and 48% for the comparable periods of 2010. Royalty revenues for the second quarter and first half of 2010 included $0.4 million of catch-up royalties on past shipments from two existing customers in the consumer space. Excluding the “catch up” royalties, the increase in royalty revenues for the second quarter and first half of 2011 reflected the continued expansion of our DSPs across both handset and non-handset cellular-enabled products, which was driven by large volume 2G, 3G and TD-SCDMA phones, partially offset by a decrease in the average per unit royalty rate. Our per unit and prepaid royalty customers reported sales of 246 million and 482 million chipsets incorporating our technologies for the second quarter and first half of 2011, respectively, compared to 126 million and 247 million for the comparable periods of 2010. The five largest customers paying per unit royalty accounted for 72% and 76% of our total royalty revenues for the second quarter and first half of 2011, respectively, compared to 77% and 80% for the comparable periods of 2010.
As of June 30, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements. As of June 30, 2010, 25 licensees were shipping products incorporating our technologies pursuant to 34 licensing arrangements.
Other Revenues
Other revenues were $0.9 million and $1.7 million for the second quarter and first half of 2011, respectively, an increase of 7% and a decrease of 6% from the second quarter and first half of 2010, respectively. The increase in other revenues for the second quarter of 2011 reflected principally higher support-related revenues. The decrease in other revenues for the first half of 2011 reflected lower sales of development systems, offset by higher support-related revenues. Other revenues accounted for 6% of our total revenues for both the second quarter and first half of 2011, compared to 8% for both comparable periods of 2010. Other revenues include support and training for licensees and sale of development systems.
Geographic Revenue Analysis

	First Half				First Half				Second Quarter				Second Quarter
	2011				2010				2011				2010
	(in millions, except percentages)								(in millions, except percentages)
United States		$6.5		22%		$3.7		17%		$3.4		23%		$1.9		18%
Europe and Middle East (1) (2) (3)		$11.3		39%		$11.2		53%		$3.8		27%		$4.5		42%
Asia Pacific (4) (5)		$11.6		39%		$6.3		30%		$7.2		50%		$4.2		40%

(1) Germany		$7.7		26%		$5.2		24%		$2.2		15%	$	*	)	* )
(2) Switzerland		$3.1		11%	$	*	)	* )	$	*	)	* )	$	*	)	* )
(3) Sweden	$	*	)	* )		$2.6		12%	$	*	)	* )		$1.2		11%
(4) China		$6.3		22%		$2.9		14%		$3.6		25%		$2.3		22%
(5) S. Korea	$	*	)	* )	$	*	)	* )	$	*	)	* )		$1.1		11%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.
Cost of Revenues
Cost of revenues were $0.9 million and $1.8 million for the second quarter and first half of 2011, respectively, compared to $0.9 million and $1.6 million for the comparable periods of 2010. Cost of revenues accounted for 6% of our total revenues for both the second quarter and first half of 2011, compared to 8% and 7% for the comparable periods of 2010. Included in cost of revenues for the second quarter of 2011 was a non-cash equity-based compensation expense of $61,000, compared to $15,000 for the comparable period of 2010. The increase for the first half of 2011 principally reflected higher salary and related costs. Included in cost of revenues for the first half of 2011 was a non-cash equity-based compensation expense of $110,000, compared to $33,000 for the comparable period of 2010.
Gross Margin
Gross margin for the second quarter and first half of 2011 were both 94%, compared to 92% and 93% for the comparable periods of 2010. The increase in gross margin for the second quarter and first half of 2011 principally reflected higher royalty revenues which have higher gross margins, offset by an increase in cost of revenues.
Operating Expenses
Total operating expenses were $9.5 million and $18.7 million for the second quarter and first half of 2011, respectively, compared to $7.8 million and $15.8 million for the comparable periods of 2010. The increase in total operating expenses for the second quarter and first half of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, lower research grants received from the Office of Chief Scientist of Israel, and higher non-cash equity-based compensation expenses, partially offset by lower project-related expenses.
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
Research and Development Expenses, Net
Our research and development expenses were $5.4 million and $10.7 million for the second quarter and first half of 2011, respectively, compared to $4.5 million and $9.1 million for the comparable periods of 2010. The net increase for the second quarter and first half of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, lower research grants received from the Office of Chief Scientist of Israel and higher non-cash equity-based compensation expenses, partially offset by lower project-related expenses. Included in research and development expenses for the second quarter and first half of 2011 were non-cash equity-based compensation expenses of $484,000 and $862,000, respectively, compared to $139,000 and $306,000 for the comparable periods of 2010. Research and development expenses as a percentage of our total revenues were 38% and 36% for the second quarter and first half of 2011, respectively, compared to 42% and 43% for the comparable periods of 2010.
The number of research and development personnel was 131 at June 30, 2011, compared to 126 at June 30, 2010.
Sales and Marketing Expenses
Our sales and marketing expenses were $2.3 million and $4.5 million for the second quarter and first half of 2011, compared to $1.8 million and $3.6 million for the comparable periods of 2010. The increase for the second quarter of 2011 principally reflected higher salary and related expenses, higher marketing and trade show expenses, and higher non-cash equity-based compensation expenses. The increase for the first half of 2011 principally reflected higher salary and related expenses, higher commission expenses and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2011 were non-cash equity-based compensation expenses of $255,000 and $456,000, respectively, compared to $96,000 and $208,000 for the comparable periods of 2010. Sales and marketing expenses as a percentage of our total revenues were 16% and 15% for the second quarter and first half of 2011, respectively, compared to 17% for both comparable periods of 2010.
The total number of sales and marketing personnel was 24 at June 30, 2011, compared to 22 at June 30, 2010.

General and Administrative Expenses
Our general and administrative expenses were $1.7 million and $3.5 million for the second quarter and first half of 2011, respectively, compared to $1.6 million and $3.1 million for the comparable periods of 2010. The increase for the second quarter of 2011 principally reflected higher salary and related expenses and higher non-cash equity-based compensation expenses. The increase for the first half of 2011 principally reflected higher salary and related expenses, higher professional services cost and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2011 were non-cash equity-based compensation expenses of $371,000 and $697,000, respectively, compared to $290,000 and $577,000 for the comparable periods of 2010. General and administrative expenses as a percentage of total revenues were 12% for both the second quarter and first half of 2011, compared to 15% for both comparable periods of 2010.
The number of general and administrative personnel was 23 at the end of both June 30, 2011 and 2010.
Financial and Other Income, Net (in millions)

	First Half	First Half	Second Quarter	Second Quarter
	2011	2010	2011	2010
Financial income, net
of which:	$1.25	$1.10	$0.70	$0.54
Interest income and gains and losses from marketable securities, net	$1.34	$1.03	$0.71	$0.50
Foreign exchange gain (loss)	$(0.09)	$0.07	$(0.01)	$0.04

Other income
Gain from sale of equipment	$0.01	$—	$0.01	$—
Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2011 principally reflected higher combined cash, bank deposits and marketable securities balances held.
We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $9,000 and $93,000 for the second quarter and first half of 2011, respectively, and a foreign exchange gain of $39,000 and $66,000 for the comparable periods of 2010.
Provision for Income Taxes
Our income tax expenses were $632,000 and $1,402,000 for the second quarter and first half of 2011, respectively, compared to $313,000 and $735,000 for the comparable periods of 2010. The increase for the second quarter of 2011 primarily reflected an increase in income before taxes. The increase for the first half of 2011 primarily reflected an increase in income before taxes, offset by withholding tax expenses which we were unable to obtain a refund from a certain tax authority during the first half of 2010. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.
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
Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of deferred tax assets during the second quarter and first half of 2011.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, we had approximately $14.4 million in cash and cash equivalents, $42.9 million in short term bank deposits, $80.2 million in marketable securities, and $15.3 million in long term bank deposits, totaling $152.8 million, compared to $131.0 million at December 31, 2010. During the first half of 2011, we invested $50.1 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $25.5 million. Tradable certificates of deposits and corporate bonds and securities and U.S. government sponsored enterprise instruments are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. We periodically assess whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when we have the intent to sell the security, we will more likely than not be required to sell the security before anticipated recovery or we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first half of 2011.
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
Net cash provided by operating activities for the first half of 2011 was $13.8 million, compared to $6.0 million of net cash provided by operating activities for the comparable period of 2010.
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
Net cash used in investing activities for the first half of 2011 was $24.8 million, compared to $0.8 million of net cash provided by investing activities for the comparable period of 2010. We had a cash outflow of $27.6 million and a cash inflow of $20.5 million in respect of investments in marketable securities during the first half of 2011, as compared to cash outflow of $35.4 million and a cash inflow of $23.5 million in respect of investments in marketable securities during the first half of 2010. For the first half of 2011, we had net investment of $17.4 million in bank deposits, as compared to net proceeds of $13.2 million from bank deposits for the comparable period of 2010.
Net cash provided by financing activities for the first half of 2011 was $8.4 million, compared to $3.4 million net cash provided by financing activities for the comparable period of 2010.
During the first half of 2010, we repurchased 108,009 shares of common stock pursuant to our share repurchase program, at an average purchase price of $11.2 per share for an aggregate purchase price of $1.2 million. No repurchases were done during the first half of 2011.

During the first half of 2011, we received $6.6 million from the issuance of common stock upon exercises of stock options and purchases under our employee stock purchase plan, as compared to $4.6 million received during the first half of 2010 from the issuance of common stock and treasury stock upon exercises of stock options and purchases under our employee stock purchase plan. During the first half of 2011, we classified $1.8 million of excess tax benefit from equity-based compensation as financing cash flows.
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
A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $9,000 and $93,000 for the second quarter and first half of 2011, respectively, and a foreign exchange gain of $39,000 and $66,000 for the comparable periods of 2010.
As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2011, we recorded accumulated other comprehensive loss of $41,000 and $24,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2010, we recorded accumulated other comprehensive loss of $191,000 and $273,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2011, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $195,000, which will be recorded in the consolidated statements of operations during the following 6 months. We recognized a net gain of $169,000 and $242,000 for the second quarter and first half of 2011, respectively, and a net loss of $22,000 and a net gain of $83,000 for the comparable periods of 2010, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.
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
We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2011, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2011. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.71 million and $1.34 million for the second quarter and first half of 2011, respectively, compared to $0.50 million and $1.03 million for the comparable periods of 2010.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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
We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. One customer accounted for 12% of our total revenues for the second quarter of 2011 and four customers, varying in identity from period-to-period, accounted for 10%, 10%, 14% and 16% of our total revenues for the first half of 2011. Our five largest customers, varying in identity from period-to-period, accounted for 49% and 59% of our total revenues for the second quarter and first half of 2011, respectively. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 72% and 76% of our total royalty revenues for the second quarter and first half of 2011, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the cellular and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were 58% and 59% of our total revenues for the second quarter and first half of 2011, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.
We generate a significant amount of our total revenues from the cellular market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.
Revenues derived from the cellular market accounted for approximately 76% and 80% of our total revenues for the second quarter and first half of 2011, respectively. Any adverse change in our ability to compete and maintain our competitive position in the cellular market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target the cellular market, would harm our business, financial condition and results of operations. Moreover, the cellular market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 78% of our total revenues for the first half of 2011 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
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
We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $411,000 for the first half of 2011. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.
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

Item 6.	EXHIBITS

Exhibit
No.	Description
10.1	2003 Director Stock Option Plan (filed as Exhibit A to CEVA, Inc.’s proxy statement for the 2011 annual meeting of stockholders and incorporated herein by reference)
10.2	2011 Stock Incentive Plan (filed as Exhibit B to CEVA, Inc.’s proxy statement for the 2011 annual meeting of stockholders and incorporated herein by reference)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files*

*	To be filed by amendment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: August 8, 2011	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: August 8, 2011	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)