Form 10-Q
period 2011-09-30
CEVA INC
filed 2011-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,529,700 shares of common stock, $0.001 par value, as of November 4, 2011.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that Texas Instruments’ exit from the baseband market, after historically having been a large player in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, are strong positive drivers for our future market share expansion;

•

Our belief that the majority of growth in the cellular market will come from advanced-feature phones and low-cost smartphones in developing countries and the broader adoption of advanced smartphones in mature markets;

•	Our belief that we are well-positioned to capitalize on the growth in the mobile connected devices and machine 2 machine markets;

•	Our belief that our operating expenses will be higher in 2011 as compared to 2010;

•	Our belief that the penetration of low cost phones be higher in emerging markets such as China, India, Latin America and Africa could generate future growth potential for CEVA;

•	Our optimism about customer interest and pipeline for our diverse technology portfolio;

•

Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material affect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including Ericsson, The Linley Group and Strategy Analytics.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

This report contains market data prepared by third parties, including Ericsson, The Linley Group and Strategy Analytics. Actual market results may differ from the projections of such organizations.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$22,695	$17,098
Short term bank deposits	34,527	24,807
Marketable securities (see Note 3)	80,010	73,874
Trade receivables (net of allowance for doubtful accounts of $25 at both September 30, 2011 and December 31, 2010)	4,485	5,906
Deferred tax assets	1,973	1,288
Prepaid expenses and other accounts receivable	4,508	4,609

Total current assets	148,198	127,582

Long term bank deposit	18,369	15,173
Severance pay fund	5,525	5,433
Deferred tax assets	893	574
Property and equipment, net	1,192	1,348
Goodwill	36,498	36,498

Total long-term assets	62,477	59,026

Total assets	$210,675	$186,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$562	$616
Deferred revenues	1,450	616
Accrued expenses and other payables	9,353	10,521
Deferred tax liabilities	136	901

Total current liabilities	11,501	12,654

Long term liabilities:
Accrued severance pay	5,782	5,486

Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,429,421 and 22,524,449 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	23	23
Additional paid in-capital	189,256	176,838
Accumulated other comprehensive income (loss)	(886)	317
Retained earnings (accumulated deficit)	4,999	(8,710)

Total stockholders’ equity	193,392	168,468

Total liabilities and stockholders’ equity	$210,675	$186,608

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Revenues:
Licensing	$15,528	$13,774	$5,225	$4,459
Royalties	26,244	15,372	8,766	5,238
Other revenue	2,515	2,739	856	978

Total revenues	44,287	31,885	14,847	10,675
Cost of revenues	2,635	2,578	811	1,001

Gross profit	41,652	29,307	14,036	9,674
Operating expenses:
Research and development, net	15,813	13,243	5,158	4,129
Sales and marketing	6,650	5,248	2,099	1,664
General and administrative	5,553	4,709	2,057	1,593

Total operating expenses	28,016	23,200	9,314	7,386

Operating income	13,636	6,107	4,722	2,288
Financial and other income, net	2,046	1,591	784	493

Income before taxes on income	15,682	7,698	5,506	2,781
Income tax expenses (income)	1,973	527	571	(208)

Net income	$13,709	$7,171	$4,935	$2,989

Basic net income per share	$0.59	$0.34	$0.21	$0.14

Diluted net income per share	$0.57	$0.32	$0.20	$0.13

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	23,065	20,989	23,390	21,244

Diluted	24,105	22,114	24,253	22,356

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)		Total stockholders’ equity
							Total comprehensive income
Nine months ended September 30, 2011	Shares	Amount
Balance as of January 1, 2011	22,524,449	$23		$176,838	$317	$(8,710)		$168,468
Net income	—	—		—	—	13,709	$13,709	13,709
Unrealized loss from available-for-sale securities, net	—	—		—	(834)	—	(834)	(834)
Unrealized loss from hedging activities, net	—	—		—	(369)	—	(369)	(369)

Total comprehensive income							$12,506

Equity-based compensation	—	—		3,540	—	—		3,540
Tax benefit related to exercise of stock options	—	—		1,223	—	—		1,223
Issuance of Common Stock upon exercise of stock options	773,666	—	(*)	6,419	—	—		6,419
Issuance of Common Stock under employee stock purchase plan	131,306	—	(*)	1,236	—	—		1,236

Balance as of September 30, 2011	23,429,421	$23		$189,256	$(886)	$4,999		$193,392

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total comprehensive income	Total stockholders’ equity

Nine months ended September 30, 2010	Shares	Amount
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096
Net income	—	—		—	—	—	7,171	$7,171	7,171
Unrealized gain from available-for-sale securities, net	—	—		—	—	81	—	81	81
Unrealized gain from hedging activities, net	—	—		—	—	89	—	89	89

Total comprehensive income								$7,341

Equity-based compensation	—	—		1,661	—	—	—		1,661
Tax benefit related to exercise of stock options	—	—		1,125	—	—	—		1,125
Issuance of Common Stock upon exercise of stock options	894,897	1		5,642	—	—	—		5,643
Issuance of Common Stock under employee stock purchase plan	133,826	—	(*)	795	—	—	—		795
Purchase of Treasury Stock	(139,709)	—	(*)	—	(1,567)	—	—		(1,567)
Issuance of Treasury Stock upon exercise of stock options	91,389	—	(*)	1	1,027	—	(340)		688
Issuance of Treasury Stock under employee stock purchase plan	48,320	—	(*)	—	540	—	(248)		292

Balance as of September 30, 2010	21,458,459	$21		$167,549	$—	$421	$(12,917)		$155,074

(*)	Amount less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,709	$7,171
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	377	393
Equity-based compensation	3,540	1,661
Gain from sale of property and equipment	(10)	—
Gain on available-for-sale marketable securities	(8)	(34)
Amortization of premiums on available-for-sale marketable securities	1,578	1,135
Accrued interest on short term bank deposits	(751)	(467)
Unrealized foreign exchange gain	(15)	(34)
Changes in operating assets and liabilities:
Decrease in trade receivables	1,421	995
Decrease in prepaid expenses and other accounts receivable	1,086	1,046
Increase in deferred tax, net	(1,367)	(215)
Decrease in trade payables	(24)	(30)
Increase in deferred revenues	834	334
Decrease in accrued expenses and other payables	(1,310)	(133)
Excess tax benefit from stock-based compensation	(1,223)	(1,125)
Increase in accrued severance pay, net	205	80

Net cash provided by operating activities	18,042	10,777

Cash flows from investing activities:
Purchase of property and equipment	(221)	(707)
Proceeds from sale of property and equipment	10	—
Investment in bank deposits	(25,500)	(27,449)
Proceeds from bank deposits	13,198	38,725
Investment in available-for-sale marketable securities	(34,392)	(46,721)
Proceeds from maturity of available-for-sale marketable securities	21,089	17,551
Proceeds from sale of available-for-sale marketable securities	4,398	12,114

Net cash used in investing activities	(21,418)	(6,487)

Cash flows from financing activities:
Purchase of Treasury Stock	—	(1,567)
Proceeds from issuance of Common Stock upon exercise of stock options	6,419	5,643
Proceeds from issuance of Common Stock under employee stock purchase plan	1,236	795
Proceeds from issuance of Treasury Stock upon exercise of stock options	—	688
Proceeds from issuance of Treasury Stock under employee stock purchase plan	—	292
Excess tax benefit from stock-based compensation	1,223	1,125

Net cash provided by financing activities	8,878	6,976
Effect of exchange rate movements on cash	95	(236)

Increase in cash and cash equivalents	5,597	11,030
Cash and cash equivalents at the beginning of the period	17,098	12,104

Cash and cash equivalents at the end of the period	$22,695	$23,134

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, including wireless baseband (both terminal and infrastructure), HD video and imaging, HD audio, Voice over IP, Bluetooth, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3:    MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits, corporate bonds and securities and government securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

	As at September 30, 2011 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Certificates of deposits	$1,033	$4	$—	$1,037
Corporate bonds and securities	28,040	26	(172)	27,894

	29,073	30	(172)	28,931
Available-for-sale - matures after one year through three years:
Certificates of deposits	1,715	—	(2)	1,713
Government securities	597	—	(5)	592
Corporate bonds and securities	49,685	118	(1,029)	48,774

	51,997	118	(1,036)	51,079
Total	$81,070	$148	$(1,208)	$80,010

	As at December 31, 2010 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Certificates of deposits	$5,358	$3	$—	$5,361
Corporate bonds and securities	25,909	112	(23)	25,998

	31,267	115	(23)	31,359
Available-for-sale - matures after one year through three years:
Corporate bonds and securities	42,468	216	(169)	42,515

	42,468	216	(169)	42,515
Total	$73,735	$331	$(192)	$73,874

Of the unrealized losses outstanding as of September 30, 2011, $25 of the unrealized losses was outstanding for more than 12 months and $1,183 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of September 30, 2011 amounted to $1,413, and marketable securities with outstanding unrealized losses for less than 12 months as of September 30, 2011 amounted to $53,940. Of the unrealized losses outstanding as of December 31, 2010, $3 of the unrealized losses was outstanding for more than 12 months and $189 of the unrealized losses was outstanding for less than 12 months. The total fair value of marketable securities with outstanding unrealized losses for more than 12 months as of December 31, 2010 amounted to $1,154, and marketable securities with outstanding unrealized losses for less than 12 months as of December 31, 2010 amounted to $27,249.

As of September 30, 2011 and December 31, 2010, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.

Proceeds from maturity and sales of available-for-sale marketable securities during the nine months ended September 30, 2011 were $21,089 and $4,398, respectively, as compared to $17,551 and $12,114 for the comparable period in 2010. Gross realized gains and losses from the sale of available-for sale securities for the three months ended September 30, 2011 were $1 and $0, respectively, as compared to $20 and $0 for the comparable period in 2010. Gross realized gains and losses from the sale of available-for sale securities for the nine months ended September 30, 2011 were $18 and $10, respectively, as compared to $72 and $38 for the comparable period in 2010.

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

Description	September 30, 2011	Level I	Level II	Level III
Assets:
Short term bank deposits	$34,527	$—	$34,527	$—
Marketable securities:
Certificates of deposits	2,750	—	2,750	—
Government securities	592	—	592	—
Corporate bonds and securities	76,668	—	76,668	—
Long term bank deposits	18,369	—	18,369	—

Total assets	132,906	—	132,906	—

Liabilities:
Foreign exchange contracts	165	—	165	—

Total liabilities	165	—	165	—

Description	December 31, 2010	Level I	Level II	Level III
Assets:
Short term bank deposits	$24,807	$—	$24,807	$—
Marketable securities:
Certificates of deposits	5,361	4,316	1,045	—
Corporate bonds and securities	68,513	—	68,513	—
Foreign exchange contracts	241	—	241	—
Long term bank deposits	15,173	—	15,173	—

Total assets	114,095	4,316	109,779	—

Liabilities:
Foreign exchange contracts	709	—	709	—

Total liabilities	709	—	709	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, trade receivables, other accounts receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at September 30, 2011 due to the short-term maturities of these instruments.

NOTE 5:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,				Three months ended September 30,
	2011		2010		2011		2010
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$11,362		$6,752		$4,810		$3,038
Europe and Middle East (1) (2)	15,272		14,804		3,967		3,587
Asia Pacific (3) (4)	17,653		10,329		6,070		4,050

	$44,287		$31,885		$14,847		$10,675

(1) Germany	$9,925		$6,724		$2,182		$1,566
(2) Switzerland	$4,496		$4,372		*	)	$2,753
(3) Taiwan	*	)	*	)	$1,677		*	)
(4) China	$9,951		$6,096		$3,615		$3,199

*)	Less than 10%

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Customer A	14%	(*)	25%	(*)
Customer B	17%	(*)	17%	10%
Customer C	15%	(*)	19%	(*)
Customer D	(*)	17%	(*)	16%
Customer E	(*)	21%	—	14%
Customer F	(*)	(*)	(*)	15%

(*)	Less than 10%

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

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted net income per share	$13,709	$7,171	$4,935	$2,989

Denominator:
Denominator for basic net income per share	23,065	20,989	23,390	21,244
Effect of stock options	1,040	1,125	863	1,112

Denominator for diluted net income per share	24,105	22,114	24,253	22,356

Basic net income per share	$0.59	$0.34	$0.21	$0.14

Diluted net income per share	$0.57	$0.32	$0.20	$0.13

The weighted average number of shares related to the outstanding options excluded from the calculation of diluted net income per share since their effect was anti-dilutive was 713,275 and 545,291 shares for the three and nine months ended September 30, 2011, respectively, and 179,000 and 90,657 shares for the corresponding periods of 2010.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options to employees and non- employees directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The options granted under these plans have been granted at the fair market value of the Company’s common stock on grant date. A summary of the Company’s stock option activity and related information for the three months ended September 30, 2011, are as follows:

	Number of options	Weighted average exercise price
Outstanding as of June 30, 2011	1,997,114	$14.52
Granted	44,000	32.34
Exercised	(46,663)	8.00
Forfeited or expired	(20,795)	20.40

Outstanding as of September 30, 2011	1,973,656	$15.01

Exercisable as of September 30, 2011	750,006	$8.45

During the three and nine months ended September 30, 2011, the Company issued 36,054 and 131,306 shares of common stock under its employee and director stock purchase plans for an aggregate consideration of $646 and $1,236, respectively.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statement of operations:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$171	$56	$61	$23
Research and development, net	1,372	489	510	183
Sales and marketing	747	300	291	92
General and administrative	1,250	816	553	239

Total equity-based compensation expense	$3,540	$1,661	$1,415	$537

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The fair value for the Company’s stock options granted to employees was estimated using the following assumptions:

	Three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	41%-55%	38%-60%
Risk-free interest rate	0.2%-2.3%	0.3%-2.5%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple	2.0	1.5

No stock options were granted to non-employee directors during the three months ended September 30, 2011 and 2010.

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended September 30, 2011 and 2010, except the expected life, which was assumed to be six to 24 months, and except the expected volatility, which was assumed to be in a range of 43%-50% for the three months ended September 30, 2011, and in a range of 37%-59% for the three months ended September 30, 2010.

As of September 30, 2011 and 2010, there were balances of $5,991 and $1,518, respectively, of unrecognized compensation expense related to unvested awards. The impact of equity-based compensation expense on basic net income per share was $0.06 and $0.15 for the three and nine months ended September 30, 2011, respectively, and $0.03 and $0.08 for the corresponding periods of 2010. The impact of equity-based compensation expense on diluted net income per share was $0.06 and $0.15 for the three and nine months ended September 30, 2011, respectively, and $0.02 and $0.08 for the corresponding periods of 2010. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2011 and 2010, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $7,525 and $5,020, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of September 30, 2011 and 2010, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $0 and $12,827, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at	As at
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$151
Foreign exchange forward contracts	—	90

Total	$—	$241

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$47	$—
Foreign exchange forward contracts	118	—

Total	$165	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	709

Total	$165	$709

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” in the Company’s interim condensed consolidated balance sheet.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$42	$114	$(113)	$103
Foreign exchange forward contracts	(165)	41	(225)	264

	$(123)	$155	$(338)	$367

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(240)	$(118)	$(12)	$—
Foreign exchange forward contracts	(43)	55	(29)	20

	$(283)	$(63)	$(41)	$20

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The Company recorded in cost of revenues and operating expenses a net gain of $41 and $283 during the three and nine months ended September 30, 2011, respectively, and a net loss of $20 and a net gain of $63 for the comparable periods of 2010, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $0 and $284 for the three and nine months ended September 30, 2011, respectively, and a loss of $469 and $248 for the comparable periods of 2010, related to derivatives not designated as hedging instruments.

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

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment. The amendments are effective for fiscal years beginning after December 15, 2011. The Company does not anticipate material impact on its financial statements upon adoption.

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

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2010, our licensees shipped 613 million CEVA-powered chipsets targeted for a wide range of diverse end markets. During the first nine months of 2011, our licensees shipped more than 730 million CEVA-powered chipsets, illustrating continued, strong market deployment of our technology. In 2010, The Linley Group reported CEVA’s share of the licensable DSP market at 78%.

During the past five years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs – Huawei, LG Electronics, Motorola, Nokia, Samsung, Sony-Ericsson, ZTE and a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 71% for the first nine months of 2011 as compared to the first nine months of 2010. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 41% of the worldwide shipment volume based on second quarter 2011 worldwide shipments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 81% of our total revenues for the first nine months of 2011. Nonetheless, we believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress. The mobile broadband space is a category of wireless-enabled products, among which are data cards, tablets, netbooks, eReader, automotive and smart grids. We believe Texas Instruments’ exit from the baseband market, after historically having been a large player in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, are strong positive drivers for our future market share expansion.

Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 10.5% in 2011 to reach 2.08 billion units. We believe that the majority of this growth will come from advanced-feature phone and low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well positioned to capitalize on the growth in the above segments, as well as growth from other mobile connected devices such as tablets, eReaders, and other machine 2 machine devices as key chip suppliers serving these markets use our technologies broadly. Ericsson projects there will be one billion personal mobile broadband connections at the end of 2011 and five billion in 2016. The source of this substantial growth is primarily due to new categories of devices that utilize cellular connectivity.

Beyond products enabled by our technologies in handsets and mobile broadband markets, during the third quarter of 2011, there was a higher contribution in our licensing revenue from our multimedia product lines targeting new applications such as video, imaging and audio. During the third quarter, we completed the first licensing agreement for our CEVA-MM3000 video and imaging platform, as well as a strategic licensing agreement for our audio DSP with a Tier 1 handset and tablet Japanese OEM.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will be higher for during 2011 in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging platforms, including the addition of new engineers, higher salaries and related expenses; and (3) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the New Israeli Shekel (“NIS”), the Euro and the British Pound, which are the primary currencies for our employee salary expenses. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $14.8 million and $44.3 million for the third quarter and first nine months of 2011, respectively, representing an increase of 39% for both periods, as compared to the corresponding periods in 2010. The increase in total revenues for the third quarter of 2011 and for the first nine months of 2011 reflected significantly higher royalty revenues and higher licensing revenues offset by lower other revenues. Five largest customers accounted for 78% and 62% of our total revenues for the third quarter and first nine months of 2011, respectively, as compared to 63% and 57% for the comparable periods in 2010. Three customers accounted for 25%, 17% and 19% of our total revenues for the third quarter of 2011, as compared to four customers that accounted for 10%, 16%, 14% and 15% of our total revenues for the third quarter of 2010. Three customers accounted for 14%, 17% and 15% of our total revenues for the first nine months of 2011, as compared to two customers that accounted for 17% and 21% of our total revenues for the first nine months of 2010. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets market represented 81% of our total revenues for both the third quarter and first nine months of 2011, as compared to 66% and 69% for the comparable periods in 2010.

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

We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technology, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-determined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line. No prepaid royalty revenue was generated during the third quarter and first nine months ended September 30, 2011. Prepaid royalties accounted for 3% and 2% of our total revenues for the third quarter and first nine months of 2010, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues

Licensing revenues were $5.2 million and $15.5 million for the third quarter and first nine months of 2011, respectively, an increase of 17% and 13% from the third quarter and first nine months of 2010. The increase in licensing revenues for the third quarter of 2011, as compared to the corresponding period of 2010, resulted mainly from higher revenues from our newest CEVA-XC DSP core and our BlueTooth IP, partially offset by lower revenues from our older CEVA-X DSP core. The increase in licensing revenues for the first nine months of 2011, as compared to the corresponding period of 2010, resulted mainly from higher revenues from our newest CEVA-XC DSP core, our BlueTooth IP, and our SAS/SATA IP, partially offset by lower revenues from our older CEVA-X DSP core and our CEVA-TeakLite DSP core family of products. We also concluded strategic licensing agreements with a high volume semiconductor vendor for our new CEVA-MM3000 platform to be used for smartphones and smart-TVs and with a tier one Japanese handset and tablet OEM for our audio platform.

Licensing revenues accounted for 35% of our total revenues for both the third quarter and first nine months of 2011, compared to 42% and 43% for the comparable periods of 2010. During the third quarter of 2011, we concluded eight new license agreements. Six agreements were for CEVA DSP cores, platforms and software, one agreement was for our CEVA SATA/SAS product lines and one agreement was for our CEVA Bluetooth technology. Target applications for customer deployment are 4G baseband processors, video, imaging and audio in application processors, power line communications (PLC), connectivity and solid state drives (SSDs). Geographically, two of the agreements signed were in the U.S. and six were in Asia Pacific, including Japan.

Royalty Revenues

Royalty revenues were $8.8 million and $26.2 million for the third quarter and first nine months of 2011, respectively, an increase of 67% and 71% from the third quarter and first nine months of 2010. Royalty revenues accounted for 59% of our total revenues for both the third quarter and first nine months of 2011, compared to 49% and 48% for the comparable periods of 2010. Royalty revenues for the first nine months of 2010 included $0.4 million of catch-up royalties on past shipments from two existing customers in the consumer space. Excluding the “catch up” royalties, the increase in royalty revenues for the third quarter and first nine months of 2011 reflected the continued expansion of our DSPs across both handset and non-handset cellular-enabled products, which was driven by large volume 2G, 3G and TD-SCDMA phones, partially offset by a decrease in the average per unit royalty rate. Our per unit and prepaid royalty customers reported sales of 250 million and 731 million chipsets incorporating our technologies for the third quarter and first nine months of 2011, respectively, compared to 141 million and 391 million for the comparable periods of 2010. The five largest customers paying per unit royalty accounted for 82% and 75% of our total royalty revenues for the third quarter and first nine months of 2011, respectively, compared to 80% and 79% for the comparable periods of 2010.

As of September 30, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements. As of September 30, 2010, 26 licensees were shipping products incorporating our technologies pursuant to 34 licensing arrangements.

Other Revenues

Other revenues were $0.9 million and $2.5 million for the third quarter and first nine months of 2011, respectively, a decrease of 12% and 8% from the third quarter and first nine months of 2010, respectively. The decrease in other revenues for the third quarter of 2011 reflected principally lower support-related revenues. The decrease in other revenues for the first nine months of 2011 reflected principally lower sales of development systems. Other revenues accounted for 6% of our total revenues for both the third quarter and first nine months of 2011, compared to 9% for both comparable periods of 2010. Other revenues include support and training for licensees and sale of development systems.

Geographic Revenue Analysis

	Nine months 2011				Nine months 2010				Third Quarter 2011				Third Quarter 2010
	(in millions, except percentages)								(in millions, except percentages)
United States		$11.4		26%		$6.8		21%		$4.8		32%		$3.0		28%
Europe and Middle East (1) (2)		$15.3		34%		$14.8		47%		$4.0		27%		$3.6		34%
Asia Pacific (3) (4)		$17.6		40%		$10.3		32%		$6.0		41%		$4.1		38%
(1) Germany		$9.9		22%		$6.7		21%		$2.2		15%		$1.6		15%
(2) Switzerland		$4.5		10%		$4.4		14%	$	*	)	* )		$2.8		26%
(3) Taiwan	$	*	)	* )	$	*	)	* )		$1.7		11%	$	*	)	* )
(4) China		$10.0		22%		$6.1		19%		$3.6		24%		$3.2		30%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $0.8 million and $2.6 million for the third quarter and first nine months of 2011, respectively, compared to $1.0 million and $2.6 million for the comparable periods of 2010. Cost of revenues accounted for 5% and 6% of our total revenues for the third quarter and first nine months of 2011, respectively, compared to 9% and 8% for the comparable periods of 2010. The decrease for the third quarter of 2011 principally reflected lower customization work for our licensees. The slight increase for the first nine months of 2011 principally reflected higher salary and related costs and higher non-cash equity-based compensation expenses, partially offset by lower customization work for our licensees. Included in cost of revenues for the third quarter and first nine months of 2011 was a non-cash equity-based compensation expense of $61,000 and $171,000, respectively, compared to $23,000 and $56,000 for the comparable periods of 2010.

Gross Margin

Gross margin for the third quarter and first nine months of 2011 were 95% and 94%, respectively, compared to 91% and 92% for the comparable periods of 2010. The increase in gross margin for the third quarter and first nine months of 2011 principally reflected higher royalty revenues which have higher gross margins.

Operating Expenses

Total operating expenses were $9.3 million and $28.0 million for the third quarter and first nine months of 2011, respectively, compared to $7.4 million and $23.2 million for the comparable periods of 2010. The increase in total operating expenses for the third quarter of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, higher project-related expenses, and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel. The increase in total operating expenses for the first nine months of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and higher non-cash equity-based compensation expenses.

We currently anticipate that our operating expenses will be higher in 2011 in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging platforms, including the addition of new engineers, higher salaries and related expenses; and (3) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro and the British Pound, which are the primary currencies for our employee salary expenses.

Research and Development Expenses, Net

Our research and development expenses were $5.1 million and $15.8 million for the third quarter and first nine months of 2011, respectively, compared to $4.1 million and $13.2 million for the comparable periods of 2010. The net increase for the third quarter of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel. The net increase for the first nine months of 2011 principally reflected higher salary and related costs, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and higher non-cash equity-based compensation expenses. Included in research and development expenses for the third quarter and first nine months of 2011 were non-cash equity-based compensation expenses of $510,000 and $1,372,000, respectively, compared to $183,000 and $489,000 for the comparable periods of 2010. Research and development expenses as a percentage of our total revenues were 35% and 36% for the third quarter and first nine months of 2011, respectively, compared to 39% and 42% for the comparable periods of 2010.

The number of research and development personnel was 131 at September 30, 2011, compared to 125 at September 30, 2010.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.1 million and $6.6 million for the third quarter and first nine months of 2011, respectively, compared to $1.7 million and $5.2 million for the comparable periods of 2010. The increase for the third quarter of 2011 principally reflected higher salary and related expenses, and higher non-cash equity-based compensation expenses. The increase for the first nine months of 2011 principally reflected higher salary and related expenses, higher commission expenses and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2011 were non-cash equity-based compensation expenses of $291,000 and $747,000, respectively, compared to $92,000 and $300,000 for the comparable periods of 2010. Sales and marketing expenses as a percentage of our total revenues were 14% and 15% for the third quarter and first nine months of 2011, respectively, compared to 16% for both comparable periods of 2010.

The total number of sales and marketing personnel was 23 at September 30, 2011, compared to 22 at September 30, 2010.

General and Administrative Expenses

Our general and administrative expenses were $2.1 million and $5.6 million for the third quarter and first nine months of 2011, respectively, compared to $1.6 million and $4.7 million for the comparable periods of 2010. The increase for the third quarter of 2011 principally reflected higher salary and related expenses and higher non-cash equity-based compensation expenses. The increase for the first nine months of 2011 principally reflected higher salary and related expenses, higher professional services cost and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2011 were non-cash equity-based compensation expenses of $553,000 and $1,250,000, respectively, compared to $239,000 and $816,000 for the comparable periods of 2010. General and administrative expenses as a percentage of total revenues were 14% and 13% for the third quarter and first nine months of 2011, respectively, compared to 15% for both comparable periods of 2010.

The number of general and administrative personnel was 24 at September 30, 2011, compared to 22 at September 30, 2010.

Financial and Other Income, Net (in millions)

	Nine Months 2011	Nine Months 2010	Third Quarter 2011	Third Quarter 2010
Financial income, net	$2.04	$1.59	$0.78	$0.49
of which:
Interest income and gains and losses from marketable securities, net	$2.08	$1.58	$0.73	$0.55
Foreign exchange gain (loss)	$(0.04)	$0.01	$0.05	$(0.06)
Other income
Gain from sale of equipment	$0.01	$—	$—	$—

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements. The increase in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2011 principally reflected higher combined cash, bank deposits and marketable securities balances held.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $49,000 and a foreign exchange loss of $44,000 for the third quarter and first nine months of 2011, respectively, and a foreign exchange loss of $54,000 and a foreign exchange gain of $12,000 for the comparable periods of 2010.

Provision for Income Taxes

Our income tax expenses were $571,000 and $1,973,000 for the third quarter and first nine months of 2011, respectively, compared to a tax benefit of $208,000 and a tax expense of $527,000 for the comparable periods of 2010. The increase for the third quarter of 2011 primarily reflected (i) an increase in income before taxes, and (ii) a tax benefit in the third quarter of 2010 which was primarily associated with adjustments related to international cost allocations, as well as tax planning strategies to utilize certain deferred tax assets. The increase for the first nine months of 2011 primarily reflected (i) an increase in income before taxes and (ii) a tax benefit in the third quarter of 2010 which was primarily associated with adjustments related to international cost allocations, as well as tax planning strategies to utilize certain deferred tax assets, offset by withholding tax expenses which we were unable to obtain a refund from a certain tax authority during the first nine months of 2010. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

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

Certain expenditures pursuant to Israeli law are permitted to be recognized as a tax deduction over a three year period which has resulted in the recognition of deferred tax assets during the third quarter and first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had approximately $22.7 million in cash and cash equivalents, $34.5 million in short term bank deposits, $80.0 million in marketable securities, and $18.4 million in long term bank deposits, totaling $155.6 million, compared to $131.0 million at December 31, 2010. During the first nine months of 2011, we invested $59.9 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $38.7 million. Tradable certificates of deposits and corporate bonds and securities are classified as available-for-sale marketable securities. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. We periodically assess whether our investments with unrealized losses are other than temporarily impaired (“OTTI”). OTTI charges exist when we have the intent to sell the security, we will more likely than not be required to sell the security before anticipated recovery or we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). OTTI is determined based on the specific identification method and is reported in the consolidated statements of operations. We did not recognize any OTTI charges on marketable securities during the first nine months of 2011.

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

Net cash provided by operating activities for the first nine months of 2011 was $18.0 million, compared to $10.8 million of net cash provided by operating activities for the comparable period of 2010.

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

Net cash used in investing activities for the first nine months of 2011 was $21.4 million, compared to $6.5 million of net cash used in investing activities for the comparable period of 2010. We had a cash outflow of $34.4 million and a cash inflow of $25.5 million in respect of investments in marketable securities during the first nine months of 2011, as compared to cash outflow of $46.7 million and a cash inflow of $29.7 million in respect of investments in marketable securities during the first nine months of 2010. For the first nine months of 2011, we had net investment of $12.3 million in bank deposits, as compared to net proceeds of $11.3 million from bank deposits for the comparable period of 2010.

Net cash provided by financing activities for the first nine months of 2011 was $8.9 million, compared to $7.0 million net cash provided by financing activities for the comparable period of 2010.

During the first nine months of 2010, we repurchased 139,709 shares of common stock pursuant to our share repurchase program, at an average purchase price of $11.2 per share for an aggregate purchase price of $1.6 million. No repurchases were done during the first nine months of 2011.

During the first nine months of 2011, we received $7.7 million from the issuance of common stock upon exercises of stock options and purchases under our employee stock purchase plan, as compared to $7.4 million received during the first nine months of 2010 from the issuance of common stock and treasury stock upon exercises of stock options and purchases under our employee stock purchase plan. During the first nine months of 2011 and 2010, we classified $1.2 and $1.1 million, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $49,000 and a foreign exchange loss of $44,000 for the third quarter and first nine months of 2011, respectively, and a foreign exchange loss of $54,000 and a foreign exchange gain of $12,000 for the comparable periods of 2010.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures in U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2011, we recorded accumulated other comprehensive loss of $345,000 and $369,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2010, we recorded accumulated other comprehensive gain of $362,000 and $89,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2011, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $150,000, which will be recorded in the consolidated statements of operations during the following 10 months. We recognized a net gain of $41,000 and $283,000 for the third quarter and first nine months of 2011, respectively, and a net loss of $20,000 and a net gain of $63,000 for the comparable periods of 2010, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds and securities. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of September 30, 2011, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2011. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.73 million and $2.08 million for the third quarter and first nine months of 2011, respectively, compared to $0.55 million and $1.58 million for the comparable periods of 2010.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

We currently anticipate that our operating expenses will be higher for 2011, in comparison to 2010, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to new option grants to employees; (2) increased investments in research and development in next generation CEVA-XC DSP for our wireless, as well as new MM3000 HD video and imaging, platforms, including the addition of new engineers, higher salaries and related expenses; and (3) to some extent currency exchange expenses as the U.S. dollar is currently devalued against the NIS, the Euro and the British Pound, which are the primary currencies for our employee salary expenses.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Three customers, varying in identity from period-to-period, accounted for 25%, 17% and 19% of our total revenues for the third quarter of 2011 and 14%, 17% and 15% of our total revenues for the first nine months of 2011. Our five largest customers, varying in identity from period-to-period, accounted for 78% and 62% of our total revenues for the third quarter and first mime months of 2011, respectively. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 82% and 75% of our total royalty revenues for the third quarter and first nine months of 2011, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the cellular and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were 59% of our total revenues for both the third quarter and first nine months of 2011. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

We generate a significant amount of our total revenues from the cellular market and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.

Revenues derived from the cellular market accounted for approximately 81% of our total revenues for both the third quarter and first nine months of 2011, respectively. Any adverse change in our ability to compete and maintain our competitive position in the cellular market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target the cellular market, would harm our business, financial condition and results of operations. Moreover, the cellular market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced handsets in this market. The inability of our OEM customers to compete would result in lower shipments of handsets powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 74% of our total revenues for the first nine months of 2011 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $1,968,000 for the first nine months of 2011. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 9, 2011	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 9, 2011	By: /s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)