Form 10-K
period 2011-12-31
CEVA INC
filed 2012-03-15
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $456,991,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2012
Common Stock, $0.001 par value per share	23,229,597 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

1

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that Texas Instruments’ exit from the baseband market, after historically having been a large player in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that there is an industry shift towards licensing DSP technology from third party IP providers or a third-party community of developers as opposed to developing it in house;

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress;

•

Our belief that we are well positioned to take full advantage of the growth in the demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications;

•

Our belief that there are four growth drivers for our business, namely (i) evolution of cellular networks, (ii) emergence of 3G and 4G connectively, (iii) mass adoption of smartphones, and (iv) proliferation of smart devices in the home, and that we are well positioned to take full advantage of these growth trends;

•

Our belief that the majority of growth in the cellular market will come from low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets and that we are well-positioned to capitalize on this growth trend;

•	Our belief that we are well-positioned to capitalize on the growth in the mobile connected devices and machine 2 machine devices;

•	Our belief that our operating expenses will be higher in 2012 as compared to 2011;

•	Our belief that the first and second quarters of 2012 will be sequentially down quarters;

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

This report contains market data prepared by a third party research firm, Strategy Analytics. Actual market results may differ from Strategy Analytics’ projections. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS

Company Overview

Headquartered in Mountain View, California, CEVA is the world’s leading licensor of silicon intellectual property (SIP) primarily for the handsets, mobile broadband, portable and consumer electronics markets. For more than fifteen years, CEVA has been licensing a portfolio of Digital Signal Processor (DSP) cores, subsystems and platforms to leading semiconductor and original equipment manufacturer (OEM) companies worldwide. These technologies include:

•	a family of programmable DSP cores with a range of cost, power-efficiency and performance points; and

•

a portfolio of application-specific platforms, including wireless baseband, audio, imaging & vision, VoIP (Voice over Internet Protocols), Bluetooth and serial storage technology (Serial ATA (SATA) and Serial Attached SCSI (SAS)).

Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. Our IP is primarily deployed in high volume markets, including feature phones, smartphones and mobile broadband (used in tablets, electronic books and laptops), machine to machine for all cellular standards (e.g. GSM/GPRS/EDGE/WCDMA/LTE/WiMAX, CDMA and TD-SCDMA), home entertainment (e.g. DVD/Blu-ray players, set-top boxes and digital TVs), portable game consoles, serial storage (e.g. Solid Storage Devices (SSD)) and telecommunication devices (e.g. residential gateways, femtocells, VoIP phones and network infrastructure).

Our revenue mix comprises of primarily IP licensing fees, per unit and prepaid royalties, and other revenues. Other revenues include revenues from support, training and sale of development systems. We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and consumer electronics companies, including Broadcom, Intel, Intersil, Marvell, Mediatek, Mindspeed, MStar, Nufront, NXP, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Ericsson, Sunplus, Toshiba and VIA Telecom.

In 2011, CEVA’s licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets, an increase of 68% over 2010 shipments of 613 million chipsets. To date, over three billion CEVA-powered chipsets have been deployed by the world’s top cellular handset and consumer electronics brands, including ASUS, Dell, Fujitsu, Haier, Huawei, Lenovo, LG Electronics, Motorola, Nintendo, Nokia, Panasonic, Philips, Pioneer, Samsung, Sharp, Sony, Sony Ericsson, Toshiba and ZTE.

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

CEVA is traded on both NASDAQ Global Market (CEVA) and the London Stock Exchange (CVA).

Industry Background

DSP Cores

DSPs continue to be one of the fastest growing sectors of the semiconductor industry. DSP is fundamental to all broadband communication (wireless and wired), as well as digital multimedia processing (e.g. voice, audio, video and vision image). DSP converts an analog signal (such as the human voice or music) into digital form.

Such digital form then permits features such as voice, video, audio and data compression (a mandatory feature for saving memory space and allowing more users to share the scarce frequency band in wireless or wired communication) for devices such as mobile phones, tablets, electronic books, Blu-ray DVDs and digital TVs.

Design Gap

The demand for advanced smartphones, feature phones, mobile broadband devices, and home entertainment equipment continues to grow. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. The advent of wireless technologies like HSPA+ and LTE, high resolution performance image signal processing and high fidelity audio requirements have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the handsets, portable and home electronics markets by designing and licensing programmable DSP cores, application-specific platforms and a range of software components which enable the rapid design of DSP-based chipsets or application-specific solutions for developing a wide variety of applications.

Given the “design gap,” as well as the complexity and the unique skill set required to develop a DSP core, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSPs), memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the DSP and software for baseband, image signal processing and audio applications. As a result, companies increasingly seek to license application-specific DSP and software from third parties such as CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

Our IP Business Model

Our objective is for our CEVA DSP cores to become the de facto DSP in the embedded DSP market. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license the programmable DSP core, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers in the Software-Defined-Radio (SDR) space with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid Wi-Fi and digital TV markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

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

Strategy

We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handsets, mobile broadband, wireless infrastructure, image signal processing, audio, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:

•	continue to develop and enhance our range of DSP cores with additional features, performance and capabilities;

•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	continue to develop an ecosystem of third party partners developing software and solutions based on our DSPs;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions; and

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

CEVA Platforms & Solutions

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. vision & imaging) software. Our family of DSP-based platforms is targeted for 3G & 4G baseband mobile, home audio, mobile and digital TV image signal processing and voice (VoIP). We also offer platform solutions for Bluetooth and serial storage technologies (SATA and SAS).

Customers

We have licensed our DSP cores and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Broadcom, Intel, Intersil, Marvell, Mediatek, Mindspeed, MStar, NXP, Nufront, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Ericsson, Sunplus, and VIA Telecom. As of the end of 2011, we had 28 licensees shipping products incorporating our technologies, pursuant to 37 licensing agreements. Three customers accounted for 12%, 16% and 17% of our total revenues for 2011. The identity of our greater-than-10% customers varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 76% of our total revenues for 2011, 79% for 2010 and 84% for 2009. Customers in each of Germany, Switzerland and China accounted for greater than 10% of our total revenues for both 2011 and 2010. Customers in each of Sweden, China and Japan accounted for greater than 10% of our total revenues for 2009. Although all of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 11 to our consolidated financial statements, which appear elsewhere in this annual report.

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

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2011, we had 22 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Sweden, Israel and the United States.

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

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences, and posting information on our website and live technology-oriented webinars. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Japan, Sweden and the United States. As of December 31, 2011, we had 14 employees in technical support. Our technical support services include:

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

We believe that our technical support services are a means to assist our licensees to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated DSP core architecture, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers, and meet with them from time to time to track the implementation of our technology.

Research and Development

Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer needs.

Our research and development team, consisting of 133 engineers as of December 31, 2011, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, solutions and application platforms. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, were approximately $17, $18 and $22 million in 2009, 2010 and 2011, respectively.

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

We face direct competition in the DSP core space mainly from Cognovo, Coresonic and Verisilicon, which licenses DSP cores in addition to its semiconductor business.

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. Recently, CPU companies, such as ARM Holdings, Synopsys (through its acquisition of the ARC technology) and Tensilica have added DSP technology and make use of it to provide platform solutions in the areas of baseband, video and audio.

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as Broadcom, Mediatek, Qualcomm, Samsung and ST-Ericsson license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the imaging & vision market – Imagination Technologies and Silicon Image;

•	in the serial storage technology market – Gennum’s Snowbush IP Group, Silicon Image and Synopsys;

•	in VoIP applications market – ARM Holdings, MIPS Technologies and Verisilicon; and

•	in audio applications market – ARM Holdings, Synopsys (through its acquisition of the ARC technology), Tensilica and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores and application-specific platform technologies. As of December 31, 2011, we hold 43 patents in the United States and 11 patents in the EME (Europe and Middle East) region and three patents in Asia Pacific (APAC) region, totaling 57 patents, with expiration dates between 2013 and 2024. In addition, as of December 31, 2011, we have 19 patent applications pending in the United States, 10 pending patent applications in Canada, 16 pending patent applications in the EME region and 10 pending patent applications in the APAC region, totaling 55 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2011 by function and geographic location.

Number
Total employees	193
Function
Research and development	133
Sales and marketing	22
Technical support	14
Administration	24
Location
Israel	144
Ireland	15
United Kingdom	7
United States	10
Elsewhere	17

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	We compete directly in the DSP cores space with Cognovo, Coresonic and Verisilicon;

•	We compete with CPU IP providers, such as ARM Holdings, Synopsys (through its acquisition of the ARC technology), and Tensilica, who offer DSP and DSP extensions to their IP;

•

We compete with internal engineering teams at companies such as Broadcom, Mediatek, Qualcomm, Samsung and ST Ericsson that may design programmable DSP core products in-house and therefore not license our technologies;

•

We compete in the SATA and SAS IP markets with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenue;

•	We compete in the imaging & vision market with Imagination Technologies and Silicon Image;

•	We compete in the VoIP applications market with ARM Holdings, MIPS Technologies and Verisilicon; and

•	We compete in the audio applications market with ARM Holdings, Synopsys (through its acquisition of the ARC Technology), Tensilica and Verisilicon.

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

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	the mix of revenues among licensing revenues, per unit and prepaid royalties and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, the first quarter in any given year is usually the strongest quarter for royalty revenues as our royalties are reported and invoiced one quarter in arrears. By contrast, the second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues. However, the magnitude of this general quarterly fluctuation varies annually and may be impacted by global economic conditions. We anticipate this general trend to vary in 2012, as third quarter 2011 shipments reflected in our fourth quarter 2011 royalty revenue were an all-time record high, and we foresee the first quarter of 2012 to be a sequentially down quarter for this reason, as well as a down quarter for the second quarter of 2012 due to the typical seasonality trend as stated above.

We currently anticipate that our operating expenses will be higher for 2012, in comparison to 2011, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to anticipated new equity grants to employees; (2) increased investments in research and development in next-generation baseband processors for LTE-Advance as well as our new MM3000 HD imaging platform; and (3) lower government research and development grants. Any future increase in our operating expenses or decrease in our operating efficiency could adversely impact our future financial results.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Three customers, varying in identity from period-to-period, accounted for 12%, 16% and 17% of our total revenues in 2011. Our five largest customers, varying in identity from period-to-period, accounted for 60% of our total revenues in 2011 and 2010 and 53% in 2009. Our five largest customers paying per unit royalties, varying in identity from period-to-period, accounted for 74% of our total royalty revenues in 2011, 81% in 2010 and 73% in 2009. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 60%, 51% and 42% of our total revenues for 2011, 2010 and 2009, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues for 2011, 72% for 2010 and 68% for 2009. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 76% of our total revenues in 2011, 79% in 2010 and 84% in 2009 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding improvements in business conditions since the second half of 2009, there continues to be uncertainty about the global economy and outlook, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $2,518,000, $2,322,000 and $1,731,000 in 2011, 2010 and 2009, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. We believe that our 2012 government grants will be lower than the 2011 and 2010 levels due to completion of a few programs.

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

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $16.6, $17.9 and $21.5 million for 2009, 2010 and 2011, respectively and we anticipate that research and development expenses will increase in 2012 in comparison to 2011. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to meet the changing needs of our end-users or address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and application IP are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards, on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business.

We may seek to expand our business in ways that could result in diversion of resources and extra expenses.

We may in the future pursue acquisitions of businesses, products and technologies, establish joint venture arrangements, make minority equity investments or enhance our existing CEVAnet partner eco-system to expand our business. We are unable to predict whether or when any prospective acquisition, equity investment or joint venture will be completed. The process of negotiating potential acquisitions, joint ventures or equity investments, as well as the integration of acquired or jointly developed businesses, technologies or products may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or integrate acquired businesses or joint ventures with our operations. If we were to make any acquisition or investment or enter into a joint venture, we may not receive the intended benefits of the acquisition, investment or joint venture or such an acquisition, investment or joint venture may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The expansion of our CEVAnet partner eco-system also may not achieve the anticipated benefits. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions, investments or joint ventures may require substantial capital resources, which may require us to seek additional debt or equity financing.

Future acquisitions, joint ventures or minority equity investments by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs or equity investment impairment write-offs;

•	incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	contractual disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (25% in 2012) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2012. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. President Obama’s administration has announced budgets which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.

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

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2011:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	5 years	2015	3,643	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2014	28,880	Research and development; administration
Dublin, Ireland (1)	1 year	2012	2,270	Research and development; administration
Cork, Ireland (2)	5 years	2016	2,870	Research and development
Belfast, UK (3)	15 years	2019	2,600	Research and development

(1)	We are currently negotiating to extend this lease.
(2)	Break clause in the lease exercisable in 2013.
(3)	Break clause in the lease exercisable on payment of one year rent.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been appointed by our board of directors to serve until their successors are elected and qualified or until their earlier resignation or removal.

Gideon Wertheizer, age 55, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 29 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 43, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 46, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of February 28, 2012, there were approximately 7,563 holders of record, which we believe represents approximately 15,328 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 8, 2012 was $23.55 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2011
First Quarter	$26.84	$21.17
Second Quarter	$34.33	$25.68
Third Quarter	$32.94	$23.25
Fourth Quarter	$33.02	$22.81

2010
First Quarter	$13.01	$10.72
Second Quarter	$12.92	$10.93
Third Quarter	$14.57	$11.20
Fourth Quarter	$23.77	$14.12

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2011 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2012 Proxy Statement for the 2012 annual meeting of stockholders to be held on May 14, 2012 and incorporated herein by reference.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in 2011.

2012 Annual Meeting of Stockholders

We anticipate that the 2012 annual meeting of our stockholders will be held on May 14, 2012 in New York City, NY.

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

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

CEVA, Inc	100.00	188.72	108.19	198.76	316.85	467.70
NASDAQ Composite	100.00	110.66	66.41	96.54	114.06	113.16
Morningstar Semiconductor	100.00	106.83	59.42	97.97	115.14	110.70

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2006, through December 31, 2011, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2006), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2006, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2011,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing	$19,499	$21,701	$18,764	$18,395	$20,239
Royalties	9,095	14,349	16,225	22,866	36,403
Other revenue	4,617	4,315	3,478	3,650	3,597

Total revenues	33,211	40,365	38,467	44,911	60,239
Cost of revenues	3,851	4,668	4,117	3,712	3,559

Gross profit	29,360	35,697	34,350	41,199	56,680
Operating expenses:
Research and development, net	19,136	20,172	16,561	17,909	21,543
Sales and marketing	6,253	7,088	6,732	7,308	8,937
General and administrative	5,721	6,637	6,087	6,108	7,639
Amortization of intangible assets	148	53	—	—	—
Reorganization, restructuring and severance charge	—	4,121	—	—	—

Total operating expenses	31,258	38,071	29,380	31,325	38,119

Operating income (loss)	(1,898)	(2,374)	4,970	9,874	18,561
Financial income, net	3,211	2,729	2,048	2,095	2,909
Other income, net	425	12,011	3,712	—	—

Income before taxes on income	1,738	12,366	10,730	11,969	21,470
Income tax expense	447	3,801	2,384	591	2,908

Net income	$1,291	$8,565	$8,346	$11,378	$18,562

Basic net income per share	$0.07	$0.43	$0.42	$0.54	$0.80
Diluted net income per share	$0.06	$0.42	$0.41	$0.51	$0.77

	December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$77,312	$83,886	$101,169	$114,928	$136,483
Total assets	128,989	137,586	155,444	186,608	219,140
Total long-term liabilities	4,647	3,788	4,483	5,486	5,607
Total stockholders’ equity	$114,388	$121,659	$139,096	$168,468	$200,920

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2010				2011
Revenues:
Licensing	$4,722	$4,593	$4,459	$4,621	$5,108	$5,195	$5,225	$4,711
Royalties	4,980	5,154	5,238	7,494	9,206	8,272	8,766	10,159
Other revenue	899	862	978	911	738	921	856	1,082

Total revenues	10,601	10,609	10,675	13,026	15,052	14,388	14,847	15,952

Cost of revenues	714	863	1,001	1,134	948	876	811	924

Gross profit	9,887	9,746	9,674	11,892	14,104	13,512	14,036	15,028

Operating expenses:
Research and development, net	4,609	4,505	4,129	4,666	5,250	5,405	5,158	5,730
Sales and marketing	1,808	1,776	1,664	2,060	2,224	2,327	2,099	2,287
General and administrative	1,546	1,570	1,593	1,399	1,754	1,732	2,057	2,096

Total operating expenses	7,963	7,851	7,386	8,125	9,228	9,464	9,314	10,113
Operating income	1,924	1,895	2,288	3,767	4,876	4,048	4,722	4,915
Financial income, net	557	541	493	504	545	707	784	873

Income before taxes on income	2,481	2,436	2,781	4,271	5,421	4,755	5,506	5,788
Income taxes expense (income)	422	313	(208)	64	770	632	571	935

Net income	$2,059	$2,123	$2,989	$4,207	$4,651	$4,123	$4,935	$4,853

Basic net income per share	$0.10	$0.10	$0.14	$0.19	$0.20	$0.18	$0.21	$0.21
Diluted net income per share	$0.09	$0.10	$0.13	$0.18	$0.19	$0.17	$0.20	$0.20
Weighted average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	20,654	21,061	21,244	22,029	22,692	23,107	23,390	23,491
Diluted	21,911	22,069	22,356	23,367	23,888	24,165	24,253	24,293

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2011, both appearing elsewhere in this annual report.

CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2011, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. Shipments of CEVA-powered chipsets increased 68% over 2010, illustrating continued, strong market deployment of our technology.

During the past six years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs – Huawei, LG Electronics, Motorola, Nokia, Samsung, Sony, ZTE and a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 59% in 2011 over 2010. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 42% of the worldwide shipment volume based on third quarter 2011 worldwide shipments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues in 2011. The mobile broadband space is a category of wireless-enabled products, among which are tablets, notebooks, electronic books, machine-to-machine devices, automotive applications and smart grids.

We believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress. Specifically, we believe Texas Instruments’ exit from the baseband market, after historically having been a large player in this market, as well as the emergence of merchant chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 8.6% in 2012 to reach 2.5 billion units. We believe that the majority of this growth will come from advanced-feature phone and low-cost smartphone demands in developing countries and the broader adoption of advanced smartphones in mature markets. We are well positioned to capitalize on the growth in the above segments, as well as growth from other mobile connected devices such as tablets, electronic books and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly.

Beyond products enabled by our technologies for baseband in handsets and mobile broadband markets, we continue to target growth in non-baseband applications, such as audio, imaging, vision and connectivity. During the fourth quarter of 2011, we completed licensing agreements for audio in smart TVs, connectivity in smartphones and our first imaging platform, the MM3000 DSP core.

We believe the following four market trends represent significant growth drivers for the Company:

•

The evolution of cellular networks, specifically the growth of 3G networks in emerging countries and the migration from 3G to LTE in developed countries. CEVA is well positioned to leverage these opportunities with a broad range of technologies and broad customer base.

•	The emergence of 3G and 4G connectivity in devices beyond handsets such as tablets, laptops, automotive and surveillance. Our range of baseband DSPs are ideal for these promising new segments.

•

The mass adoption and feature set enhancements of smartphones. We offer a range of new DSPs and software technologies to address the needs for advanced imaging and high fidelity audio. It is an incremental business to our already strong foothold in the baseband market.

•

The proliferation of smart devices in the home, including the emergence smart-TV, or smart set-top boxes and smartgrid. We aim to leverage our mobile experience and technology base to expand into these markets.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments or lower royalty rates negotiated with customers due to competitive pressure. Moreover, some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will be higher for 2012 in comparison to 2011, mainly due to: (1) an increase in non-cash equity-based compensation expenses due to anticipated new equity grants to employees; (2) increased investments in research and development in next-generation baseband processors for LTE-Advance as well as our new MM3000 HD imaging and vision platform, and (3) lower government research and development grants. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.

The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our imaging and audio products is highly dependent on the market adoption of new services and products, such as smartphones, tablets, smart TVs and set-top boxes. In addition, our business is affected by market conditions in emerging markets, such as India, Latin America and Africa, where the penetration of handsets, especially low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.

Moreover, due to the uncertainty about the sustainability of the market recovery, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, current economic conditions, and specifically the volatility in the semiconductor and consumer electronics industries, and consolidation in the semiconductor industry, could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.

We currently anticipate that the first quarter of 2012 to be a sequentially down quarter as third quarter 2011 shipments of CEVA-powered chipsets, as reflected in our fourth quarter 2011 royalty revenues, were an all-time record high. Also, we currently anticipate that the second quarter of 2012 to be a down quarter due to the typical seasonality trend we experience annually.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	allowances for doubtful accounts;

•	income taxes;

•	equity-based compensation; and

•	impairment of marketable securities.

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

We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements are allocated to each element based on the relative fair value of the elements. However, with respect to certain transactions, for multiple element transactions, revenue can be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement. In certain cases in which we undertake services that are not essential to the functionality of the IP license and we did not establish a VSOE of fair value for the services, the entire arrangement fee is recognized as the services are performed.

Extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered reasonably assured, then revenue is recognized as payments are collected from the customer, provided all other revenue recognition criteria have been met.

Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition,” using contract accounting on a percentage of completion method. The amount of revenue recognized is based on the total license fees under the agreement and the percentage of completion achieved. The percentage of completion is measured by the actual time incurred to date on the project compared to the total estimated project requirements, which correspond to the costs related to earned revenues. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Royalties from licensing the right to use our IP are recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. We determine such revenues by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties (prepaid royalties) are recognized upon payment becoming due, provided no future obligation exists.

In addition to license fees, contracts with customers generally contain an agreement to provide for post contract support and training, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. We recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee. Revenue from training is recognized as the training is performed.

Revenue from the sale of development systems is recognized when title to the product passes to the customer and all other revenue recognition criteria have been met.

We usually do not provide rights of return. When rights of return are included in the license agreements, revenue is deferred until rights of return expire.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a detailed review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different from our estimates, adjustments to these allowances may be necessary, resulting in additional charges to our statements of income. Allowance for doubtful accounts amounted to $25,000 as of both December 31, 2010 and 2011.

Income Taxes

We are subject to income taxes mainly in Israel, the U.S. and Ireland. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Based on the guidance in ASC 740 “Income Taxes”, we use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe are more likely than not to be realized in future periods. While we believe the resulting tax balances as of December 31, 2011 and 2010 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 13 to our Consolidated Financial Statements for the year ended December 31, 2011 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

Accounting for Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

We estimate the fair value of equity-based awards on the date of grant using an option-pricing model. Accordingly, the value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of income. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

We use the Monte-Carlo simulation model for options granted. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. We have historically not paid dividends and have no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

Impairment of Marketable Securities

Marketable securities consist of certificates of deposits, corporate bonds and government securities. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investment Debt and Equity Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because we may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

We recognize an impairment charge when a decline in the fair value of our investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the ability of the issuer to meet payment obligations, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

During the years ended December 31, 2009, 2010 and 2011, no other-than temporary impairment were recorded related to our marketable securities.

Recently issued accounting standards:

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Topic 220—Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350—Intangibles—Goodwill and Other (“ASU 2011-08”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have an impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The adoption of ASU 2011-12 will not have an impact on our financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2009	2010	2011
Consolidated Statements of Income Data:
Revenues:
Licensing	48.8%	41.0%	33.6%
Royalties	42.2%	50.9%	60.4%
Other revenue	9.0%	8.1%	6.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	10.7%	8.3%	5.9%
Gross profit	89.3%	91.7%	94.1%
Operating expenses:
Research and development, net	43.1%	39.9%	35.8%
Sales and marketing	17.5%	16.3%	14.8%
General and administrative	15.8%	13.6%	12.7%

Total operating expenses	76.4%	69.8%	63.3%

Operating income	12.9%	21.9%	30.8%
Financial income, net	5.3%	4.7%	4.8%
Other income	9.7%	—	—

Income before taxes on income	27.9%	26.6%	35.6%
Income tax expenses	6.2%	1.3%	4.8%

Net income	21.7%	25.3%	30.8%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2009	2010	2011
Total revenues (in millions)	$38.5	$44.9	$60.2
Change year-on-year	—	16.8%	34.1%

The increase in total revenues from 2010 to 2011 principally reflected a combination of significantly higher royalty revenues and higher licensing revenues offset by slightly lower other revenues. The increase in total revenues from 2009 to 2010 principally reflected a combination of significantly higher royalty revenues and slightly higher other revenues, offset by slightly lower licensing revenues.

We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technologies, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-defined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. Prepaid royalties are recognized under our licensing revenue line and accounted for 0%, 4% and 4% of our total revenues in 2011, 2010 and 2009, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

In 2011, three customers accounted for 12%, 16% and 17% of our total revenues, compared to three different mix of customers that accounted for 16%, 18% and 19% of our total revenues in 2010 and two customers that accounted for 20% and 13% of our total revenues in 2009. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from period to period, and we do not believe that we are materially dependent on any one specific customer or any specific small number of customers. Our five largest customers accounted for 60% of our total revenues in both 2011and 2010 and 53% in 2009. This trend is also explained in part by consolidation in the semiconductor industry.

The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2009	2010	2011
CEVA-X family	40%	32%	26%
CEVA TeakLite family	35%	48%	49%
CEVA Teak family	13%	12%	17%

We expect these products will continue to generate a significant portion of our revenues for 2012. The remaining amount consists of other families of products and services that each represented less than 10% of our total revenues.

Revenues derived from the handsets and mobile broadband markets represented approximately 77%, 72% and 68% of our total revenues for 2011, 2010 and 2009, respectively.

Licensing Revenues

	2009	2010	2011
Licensing revenues (in millions)	$18.8	$18.4	$20.2
Change year-on-year	—	(2.0)%	10.0%

The increase in licensing revenues from 2010 to 2011 principally reflected higher revenues from our CEVA-X DSP core family of products, our CEVA-Teak DSP core family of products, our Bluetooth IP and our SATA IP, partially offset by lower revenues from our CEVA-TeakLite DSP core family of products. The decrease in licensing revenues from 2009 to 2010 principally reflected lower revenues from our CEVA-X DSP core family of products and our SAS IP, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products.

Licensing revenues accounted for 33.6% of our total revenues in 2011, compared with 41.0% and 48.8% of our total revenues in 2010 and 2009, respectively. The percentage decreases in licensing revenues principally reflect the percentage increase in royalty revenues. In 2011, we signed 30 new license agreements, compared to 25 and 34 in 2010 and 2009, respectively.

Royalty Revenues

	2009	2010	2011
Royalty revenues (in millions)	$16.2	$22.9	$36.4
Change year-on-year	—	40.9%	59.2%

Based on Strategic Analytics and internal data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 42%, 36% and 18% of the worldwide baseband volume based on third quarter shipments in 2011, 2010 and 2009, respectively, and accounted for approximately 78%, 72% and 61% of our total royalty revenues for 2011, 2010 and 2009, respectively. Generally, the average royalty per unit from baseband chips incorporating our technologies is lower than the average royalty per unit from other consumer electronics products incorporating our technologies.

The increase in royalty revenues from 2010 to 2011 principally reflected the continued expansion of our DSPs across both handset and non-handset cellular-enabled products, which were driven by large volume 2G, 3G and TD-SCDMA phones, partially offset by a decrease in the average per unit royalty rate. Royalty revenues for 2010 included $0.4 million of “catch-up” royalties on past shipments from two existing customers in the consumer space. Royalty revenues for 2009 included $0.9 million of “catch up” royalties on past shipments from another existing customer. Excluding the “catch up” royalties, the increase in royalty revenues from 2009 to 2010 is due to: (i) significantly higher shipments of 2G and 3G feature phones, (ii) worldwide market expansion for handsets, and (iii) our market share gains within our customer base. The five largest customers paying per unit royalty accounted for 74.0% of our total royalty revenues in 2011, compared to 81.1% and 73.4% in 2010 and 2009, respectively.

Our per unit and prepaid royalty customers reported sales of 1,027 million chipsets incorporating our technologies in 2011, compared to 613 million in 2010 and 334 million in 2009. The increase in units shipped in both 2011 compared to 2010 and 2010 compared to 2009 primarily results from the strong momentum in the shipments of cellular processors enabled by our DSPs that are now widely deployed across all market segments.

Other Revenues

Other revenues include support and training for licensees and sale of development systems.

	2009	2010	2011
Other revenues (in millions)	$3.5	$3.7	$3.6
Change year-on-year	—	4.9%	(1.5)%

The slight decrease in other revenues in 2011 compared to 2010 principally reflects a decrease in support revenues, offset by an increase in revenues from sales of development systems. The increase in other revenues in 2010 compared to 2009 principally reflects an increase in revenues from sales of development systems.

Geographic Revenue Analysis

	2009		2010		2011
	(in millions, except percentages)
United States	$6.0	15.5%	$9.3	20.8%	$14.3	23.8%
Europe, Middle East (EME) (1) (2) (3)	$17.9	46.4%	$18.8	41.9%	$19.9	33.0%
Asia Pacific (APAC) (4) (5)	$14.6	38.1%	$16.8	37.3%	$26.0	43.2%

(1) Germany	*)	*)	$8.7	19.3%	$12.3	20.4%

(2) Switzerland	*)	*)	$6.2	13.7%	$6.2	10.2%

(3) Sweden	$7.5	19.4%	*)	*)	*)	*)

(4) China	$6.4	16.7%	$11.1	24.7%	$13.8	22.9%

(5) Japan	$4.5	11.6%	*)	*)	*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute and percentage terms generally varies from period to period.

The increase in revenues in absolute and percentage terms in the United States from 2010 to 2011 and from 2009 to 2010 reflects more design activities in the United States by large semiconductor companies and OEMs, mainly for our DSP core products, and royalty ramp-up mainly from cellular products.

The increase in revenues in absolute term in the EME region from 2010 to 2011 and from 2009 to 2010 primarily reflects significantly higher royalty revenues and unit shipment ramp-up from cellular products, offset by a continued decrease in licensing activities in the EME region due to the consolidation of semiconductor companies and overall economic slowdown (most significantly in 2011).

The increase in revenues in absolute terms in the APAC region from 2010 to 2011 and from 2009 to 2010 primarily reflects significantly higher royalty revenues and unit shipment ramp-up from cellular products. In 2011, we also generated significantly higher licensing revenues from our DSP core products for audio applications and LTE designs, as well as from our Bluetooth IP.

Cost of Revenues

	2009	2010	2011
Cost of revenues (in millions)	$4.1	$3.7	$3.6
Change year-on-year	—	(9.8)%	(4.1)%

Cost of revenues accounted for 5.9% of our total revenues in 2011, compared with 8.3% of our total revenues in 2010 and 10.7% of our total revenues in 2009. The absolute and percentage decrease in cost of revenues in 2011 compared to 2010 principally reflected lower customization work for our licensees, partially offset by higher labor-related and commission costs and higher non-cash equity compensation expenses. The absolute and percentage decrease in cost of revenues in 2010 compared to 2009 principally reflected lower royalty expense payments to the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. Royalty expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractor, materials, travel, royalty expenses payments to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2011, 2010 and 2009 were $239,000, $77,000 and $115,000, respectively.

Operating Expenses

	2009	2010	2011
	(in millions)
Research and development, net	$16.6	$17.9	$21.5
Sales and marketing	$6.7	$7.3	$8.9
General and administration	$6.1	$6.1	$7.7

Total operating expenses	$29.4	$31.3	$38.1
Change year-on-year	—	6.6%	21.7%

The increase in total operating expenses in 2011 compared to 2010 principally reflected (i) higher salary and related costs, mainly due to higher headcount, salary adjustments, and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (ii) higher non-cash equity-based compensation expenses. The increase in total operating expenses in 2010 compared to 2009 principally reflected (i) higher salary and related costs, mainly as a result of salary adjustments and higher bonus provisions, (ii) higher commission expenses due to higher revenues, and (iii) higher project-related expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

	2009	2010	2011
Research and development expenses, net (in millions)	$16.6	$17.9	$21.5
Change year-on-year	—	8.1%	20.3%

The net increase in research and development expenses in 2011 compared to 2010 principally reflected (i) higher salary and related costs, mainly due to higher headcount, salary adjustments, and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (ii) higher non-cash equity-based compensation expenses. The net increase in research and development expenses in 2010 compared to 2009 principally reflected higher salary and related costs, mainly as a result of salary adjustments, higher bonus provisions and higher number of research and development personnel hired to leverage opportunities in the LTE and HD video markets, as well as higher project-related expenses, offset by higher research grants received from the Office of Chief Scientist of Israel and lower non-cash equity-based compensation expenses. The average number of research and development personnel in 2011 was 130, compared to 125 in 2010 and 121 in 2009. The number of research and development personnel was 133 at December 31, 2011, compared with 124 at year-end 2010 and 125 at year-end 2009.

Research and development expenses, net of related government grants, were 35.8% of our total revenues in 2011, compared with 39.9% in 2010 and 43.1% in 2009. We recorded net research grants under funding programs of the Office of the Chief Scientist of Israel of $2,518,000 in 2011, compared with $2,322,000 in 2010 and $1,731,000 in 2009. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2011, 2010 and 2009 were $1,934,000, $652,000 and $873,000, respectively. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

We anticipate that our research and development expenses will be higher in 2012, as compared to 2011, due mainly to additional research and development investments in next-generation baseband processors for LTE-Advance, as well as our new MM3000 imaging platform, and lower government research and development grants.

Sales and Marketing Expenses

	2009	2010	2011
Sales and marketing expenses (in millions)	$6.7	$7.3	$8.9
Change year-on-year	—	8.6%	22.3%

The increase in sales and marketing expenses in 2011 compared to 2010 principally reflected higher salary and related expenses, and higher non-cash equity-based compensation expenses. The increase in sales and marketing expenses in 2010 compared to 2009 principally reflected higher salary and related costs, and higher commission expenses due to higher revenues, offset by lower non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 14.8% in 2011, compared with 16.3% in 2010 and 17.5% in 2009. The total number of sales and marketing personnel was 22 at year-end 2011, compared with 20 at year-end 2010 and 22 at year-end 2009. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2011, 2010 and 2009 were $1,094,000, $380,000 and $590,000, respectively.

General and Administrative Expenses

	2009	2010	2011
General and administrative expenses (in millions)	$6.1	$6.1	$7.6
Change year-on-year	—	0.3%	25.1%

The increase in general and administrative expenses in 2011 compared to 2010 principally reflected higher salary and related expenses, higher professional services cost and higher non-cash equity-based compensation expenses. The slight increase in general and administrative expenses in 2010 compared to 2009 principally reflected higher salary and related costs, offset by lower non-cash equity-based compensation expenses. The total number of general and administrative personnel was 24 at year-end 2011, compared with 23 at year-end 2010 and 24 at year-end 2009. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2011, 2010 and 2009 were $1,891,000, $1,023,000 and $1,342,000, respectively.

Financial Income, net and Other Income

	2009	2010	2011
	(in millions)
Financial income, net	$2.05	$2.10	$2.91
of which:
Interest income and gains and losses from marketable securities, net	$2.19	$2.16	$2.92
Foreign exchange loss	$(0.14)	$(0.06)	$(0.01)

Other income	$3.71	$—	$—
of which:
Gain on realization of investments	$3.71	$—	$—

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The increase in interest income, and gains and losses from marketable securities, net, in 2011 as compared to 2010 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields. The slight decrease in interest income, and gains and losses from marketable securities, net, in 2010 as compared to 2009 reflected a combination of lower interest rates and higher amortization of premiums of marketable securities, offset by higher combined cash and marketable securities balances held.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.01, $0.06 and $0.14 million in 2011, 2010 and 2009, respectively.

Other income consists of gains on realization of an investment. We recorded a gain of $3.71 million in 2009 from the divestment of our equity investment in Glonav Inc. to NXP Semiconductors (for more information, see Note 12 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2011).

Provision for Income Taxes

During the years 2011, 2010 and 2009, we recorded tax expenses of $2.9, $0.6 and $2.4 million, respectively. The provision for income taxes in 2011 reflects an increase income earned domestically and in certain foreign jurisdictions, as well as withholding tax expenses which we were unable to obtain a refund from certain tax authorities. In 2010, we recorded tax expenses of approximately $2.4 million related to: (i) income earned in certain foreign jurisdictions, and (ii) withholding tax expenses which we were unable to obtain a refund from certain tax authorities, offset by an income tax benefit of approximately $1.8 million related to: (a) tax loss carrybacks, which allowed us to reduce taxes already paid in previous years, and (b) tax plan strategies to better utilize certain deferred tax assets. In 2009, we recorded tax expenses of approximately $1.1 million related to a capital gain from the divestment of our equity investment in Glonav to NXP Semiconductors and approximately $1.3 million related to income earned in certain foreign jurisdictions. We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 10% tax rate on its trade until December 31, 2010. Since January 1, 2011, a new tax rate of 12.5% is in effect. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law, which has resulted in a decrease in the effective tax rate otherwise applicable to our Israeli subsidiary. In accordance with the Investment Law, our Israeli subsidiary’s investment programs are tax-exempt for a period of two to four years commencing from the year the program first earns taxable income, and is subject to corporate taxes at the rate of 10% to 25%, depending upon the level of foreign ownership, for an additional period of up to a total of six to eight years from when the tax exemption ends. The period of tax rate for Approved Enterprises is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date, and for Benefited Enterprises, 12 years starting from the year of election.

The tax benefits under our Israeli subsidiary’s first four investment programs have expired and are subject to corporate tax of 26% in 2009, 25% in 2010 and 24% in 2011. However, our Israeli operating subsidiary received in 2008 an approval for the erosion of tax basis in respect to its second, third and fourth investment programs, and as a result no taxable income was attributed to these investment programs. The approval did result in an increase in the taxable income attributable to our Israeli subsidiary’s eighth investment program, which was tax exempt for the year 2011, and therefore no taxes were attributable to this latest program. Our Israeli subsidiary’s fifth, sixth and seventh investment programs are subject to corporate tax of 10% in 2011. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2012.

To maintain our Israeli subsidiary’s eligibility for the above tax benefits, it must continue to meet certain conditions under the Investment Law. Should our Israeli subsidiary fail to meet such conditions in the future, these benefits would be cancelled and it would be subject to corporate tax in Israel at the standard corporate rate and could be required to refund tax benefits already received, with interest and adjustments for inflation based on the Israeli consumer price index.

For more information about our provision for income taxes, see Note 13 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had approximately $15.0 million in cash and cash equivalents, $55.4 million in short term bank deposits, $69.0 million in marketable securities, and $25.1 million in long term bank deposits, totaling $164.5 million, compared to $131.0 million at December 31, 2010. During 2011, we invested $107.0 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $69.0 million in 2011. During 2010, we invested $98.8 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 34 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $72.9 million in 2010. During 2009, we invested $94.6 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 29 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $78.2 million in 2009. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2011, 2010 and 2009. For more information about our marketable securities, see Notes 1 and 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2011.

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

Operating Activities

Cash provided by operating activities in 2011 was $27.1 million and consisted of net income of $18.6 million, adjustments for non-cash items of $6.5 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $5.7 million of depreciation and equity-based compensation expenses, $2.1 million of amortization of premiums on available-for-sale marketable securities, and $1.1 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other accounts receivable of $3.3 million, mainly reflecting a tax refund, a decrease in trade receivable of $0.8 million and an increase in deferred revenues of $0.5 million, partially offset by an increase in deferred tax assets, net, of $1.4 million and a classification of excess tax benefit from equity-based compensation expenses of $1.3 million as financing cash flows.

Cash provided by operating activities in 2010 was $16.3 million and consisted of net income of $11.4 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $1.2 million. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation and equity-based compensation expenses, $1.6 million of amortization of premiums on available-for-sale marketable securities, and $0.6 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other accounts receivable of $2.6 million, and an increase in accrued expenses and other payables of $0.7 million, partially offset by an increase in deferred tax assets, net, of $0.7 million and a classification of excess tax benefit from equity-based compensation expenses of $1.7 million as financing cash flows.

Cash provided by operating activities in 2009 was $6.0 million and consisted of net income of $8.3 million, offset by adjustments for non-cash items of $0.6 million, and changes in operating assets and liabilities of $1.7 million. Adjustments for non-cash items primarily consisted of $3.4 million of depreciation and equity-based compensation expenses, $0.7 million of amortization of premiums on available-for-sale marketable securities,

$1.0 million of accrued interest on bank deposits, and $3.7 million gain on realization of investments. The decrease in cash from changes in operating assets and liabilities primarily consisted of: (i) an increase in trade receivables of $0.6 million, (ii) an increase in prepaid expenses and other accounts receivable of $0.4 million, (iii) a decrease in deferred revenues of $0.6 million, (iv) a decrease in accrued expenses and other payables of $0.8 million, mainly as a result of a cash outflow of $0.6 million in connection with the restructuring of our SATA activities, and (v) a decrease in accrued severance pay, net of $0.3 million, partially offset by a decrease in deferred tax assets, net, of $1.1 million.

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

Investing Activities

Net cash used in investing activities in 2011, 2010 and 2009 was $39.3, $26.6 and $13.1 million, respectively. We had a cash outflow of $42.3 million and a cash inflow of $44.0 million in respect of investments in marketable securities during 2011. Included in the cash outflow during 2011 was a net investment of $39.7 million in bank deposits. We had a cash outflow of $59.6 million and a cash inflow of $32.5 million in respect of investments in marketable securities during 2010. Included in the cash outflow during 2010 was a net proceed of $1.2 million in bank deposits. We had a cash outflow of $48.4 million and a cash inflow of $31.6 million in respect of investments in marketable securities during 2009. Included in the cash outflow for 2009 was a net proceed of $0.4 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.4 million in 2011, $0.7 million in 2010 and $0.4 million in 2009. We had a cash outflow of $0.9 million in 2011 from a minority investment in a private company. We had a cash inflow of $3.7 million in 2009 from the divestment of our equity investment in Glonav to NXP Semiconductors.

Financing Activities

Net cash provided by financing activities in 2011, 2010 and 2009 was $10.0, $15.8 and $5.9 million, respectively.

In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. On September 2008, we announced the adoption of a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to repurchase up to 500,000 of the 1.0 million shares of common stock previously authorized by the board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, our board of directors approved the adoption of another 10b5-1 plan, authorizing the repurchase of 200,064 shares of our common stock, representing the remaining shares available for repurchase pursuant to the 1.0 million board-authorized share repurchase program. In October 2009, our board of directors authorized the termination of such 10b5-1 plan such that the 106,409 shares of common stock that remained available for repurchase under the plan were repurchasable pursuant to Rule 10b-18 of the Exchange Act. In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1, which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18. In 2010 and 2009, we repurchased 139,709 and 140,828 shares, respectively, of common stock at an average purchase price of $11.22 and $5.85 per share, respectively, for an aggregate purchase price of $1.6 and $0.8 million, respectively. We did not repurchase any shares of common stock in 2011. As of December 31, 2011, 1,966,700 shares of common stock remained authorized for repurchase pursuant to our share repurchase program. In January 2012, our Board of Directors authorized the repurchase by us of 1,966,700 shares of common stock all pursuant to Rule 10b-18 of the Exchange Act.

In 2011, 2010 and 2009, we received $8.7, $15.7 and $6.7 million, respectively, from the issuance of common stock and treasury stock upon exercise of stock options and purchases under our employee stock purchase plan.

In 2011 and 2010, we classified $1.3 and $1.7 million, respectively, of excess tax benefit from equity-based compensation expenses as financing cash flows.

We believe that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurance that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may seek to expand our business in ways that could result in diversion of resources and extra expenses.” for more detailed information.

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2011:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	2,250	833	1,337	80	—
Operating Lease Obligations – Other	2,087	1,336	751	—	—
Purchase Obligations	206	206	—	—	—
Severance Pay (*)	5,607	—	—	—	—

Total	10,150	2,375	2,088	80	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

(*)	Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $134,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.01, $0.06 and $0.14 million for 2011, 2010 and 2009, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2011, 2010 and 2009, we recorded accumulated other comprehensive loss of $424,000, accumulated other comprehensive gain of $132,000 and accumulated other comprehensive loss of $58,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2011, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $205,000, which will be recorded in the consolidated statements of income during the following 12 months. We recognized a net gain of $0.18 million for both 2011 and 2010 and a net loss of $0.11 million for 2009, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2011, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2011. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.92 million in 2011, $2.16 million in 2010 and $2.19 million in 2009. The increase in interest income, and gains and losses from marketable securities, net, in 2011 as compared to 2010 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields. The slight decrease in interest income, and gains and losses from marketable securities, net, in 2010 as compared to 2009 reflected a combination of lower interest rates and higher amortization of premiums of marketable securities, offset by higher combined cash and marketable securities balances held.

We are exposed primarily to fluctuations in the level of U.S. Israeli and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Supplementary Data on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2011.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2012 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2012 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts

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

AS OF DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA, Inc.’s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEVA. Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2010 and 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of CEVA, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 15, 2012

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$17,098	$14,954
Short-term bank deposits	24,807	55,431
Marketable securities (Note 2)	73,874	69,027
Trade receivables (net of allowance for doubtful accounts of $25 at both December 31, 2010 and 2011)	5,906	5,116
Deferred tax assets (Note 13)	1,288	2,248
Prepaid expenses and other accounts receivable (Note 6)	4,609	2,320

Total current assets	127,582	149,096

Long-term assets:
Long term bank deposits	15,173	25,106
Severance pay fund	5,433	5,473
Deferred tax assets (Note 13)	574	832
Property and equipment, net (Note 4)	1,348	1,235
Goodwill (Note 5)	36,498	36,498
Investment in other company (Note 7)	—	900

Total long-term assets	59,026	70,044

Total assets	$186,608	$219,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$616	$580
Deferred revenues	616	1,074
Accrued expenses and other payables (Note 8)	10,521	10,669
Deferred tax liabilities	901	290

Total current liabilities	12,654	12,613

Long-term liabilities:
Accrued severance pay	5,486	5,607

Total long-term liabilities	5,486	5,607

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2010 and 2011; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2010, and 2011; 22,524,449 and 23,543,746 shares issued and outstanding at December 31, 2010 and 2011, respectively	23	24
Additional paid in capital	176,838	191,945
Accumulated other comprehensive income (loss)	317	(901)
Retained earnings (accumulated deficit)	(8,710)	9,852

Total stockholders’ equity	168,468	200,920

Total liabilities and stockholders’ equity	$186,608	$219,140

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2009	2010	2011
Revenues:
Licensing	$18,764	$18,395	$20,239
Royalties	16,225	22,866	36,403
Other revenues	3,478	3,650	3,597

Total revenues	38,467	44,911	60,239

Cost of revenues	4,117	3,712	3,559

Gross profit	34,350	41,199	56,680

Operating expenses:
Research and development, net	16,561	17,909	21,543
Sales and marketing	6,732	7,308	8,937
General and administrative	6,087	6,108	7,639

Total operating expenses	29,380	31,325	38,119

Operating income	4,970	9,874	18,561
Financial income, net (Note 12)	2,048	2,095	2,909
Other income (Note 12)	3,712	—	—

Income before taxes on income	10,730	11,969	21,470
Income tax expenses (Note 13)	2,384	591	2,908

Net income	$8,346	$11,378	$18,562

Basic net income per share	$0.42	$0.54	$0.80

Diluted net income per share	$0.41	$0.51	$0.77

Weighted average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	19,717	21,251	23,173

Diluted	20,411	22,430	24,153

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Treasury Stock	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total comprehensive income	Total stockholders’ equity
	Number of Shares	Amount
Balance as of January 1, 2009	19,532,026	$20		$153,712	$(5,077)	$(24)	$(26,972)		$121,659

Net income	—	—		—	—	—	8,346	$8,346	8,346
Unrealized gain from available-for-sale securities, net of taxes of $85	—	—		—	—	333	—	333	333
Unrealized loss from hedging activities, net of taxes of $14	—	—		—	—	(58)	—	(58)	(58)

Total comprehensive income								$8,621

Equity-based compensation	—	—		2,920	—	—	—		2,920
Issuance of Common Stock upon exercise of stock options (a)	237,515	—	(*)	1,610	—	—	—		1,610

Purchase of Treasury Stock (a)	(140,828)	(1)		—	(822)	—	—		(823)
Issuance of Treasury Stock upon exercise of stock options (a)	633,008	1		83	4,639	—	(593)		4,130
Issuance of Treasury Stock under employee stock purchase plan (a)	168,015	—	(*)	—	1,260	—	(281)		979

Balance as of December 31, 2009	20,429,736	$20		$158,325	$—	$251	$(19,500)		$139,096

Net income	—	—		—	—	—	11,378	$11,378	11,378
Unrealized loss from available-for-sale securities, net of taxes of $44	—	—		—	—	(66)	—	(66)	(66)
Unrealized gain from hedging activities, net of taxes of $8	—	—		—	—	132	—	132	132

Total comprehensive income								$11,444

Equity-based compensation	—	—		2,132	—	—	—		2,132
Tax benefit related to exercise of stock options	—	—		1,692	—	—	—		1,692
Issuance of Common Stock upon exercise of stock options (a)	1,960,887	3		13,893	—	—	—		13,896

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Treasury Stock	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total comprehensive income	Total stockholders’ equity
	Number of Shares	Amount
Issuance of Common Stock under employee stock purchase plan (a)	133,826	—	(*)	795	—	—	—		795
Purchase of Treasury Stock (a)	(139,709)	—	(*)	—	(1,567)	—	—		(1,567)
Issuance of Treasury Stock upon exercise of stock options (a)	91,389	—	(*)	1	1,027	—	(340)		688
Issuance of Treasury Stock under employee stock purchase plan (a)	48,320	—	(*)	—	540	—	(248)		292

Balance as of December 31, 2010	22,524,449	$23		$176,838	$—	$317	$(8,710)		$168,468

Net income	—	—		—	—	—	18,562	$18,562	18,562
Unrealized loss from available-for-sale securities, net of taxes of $344	—	—		—	—	(794)	—	(794)	(794)
Unrealized loss from hedging activities, net of taxes of $42	—	—		—	—	(424)	—	(424)	(424)

Total comprehensive income								$17,344

Equity-based compensation	—	—		5,158	—	—	—		5,158
Tax benefit related to exercise of stock options	—	—		1,290	—	—	—		1,290
Issuance of Common Stock upon exercise of stock options (a)	887,991	1		7,423.	—	—	—		7,424

Issuance of Common Stock under employee stock purchase plan (a)	131,306	—	(*)	1,236	—	—	—		1,236

Balance as of December 31, 2011	23,543,746	$24		$191,945	$—	$(901)	$9,852		$200,920

Accumulated unrealized loss from available-for-sale securities, net of taxes of $303	$(696)
Accumulated unrealized loss from hedging activities, net of taxes of $20	$(205)

Accumulated other comprehensive loss, net as of December 31, 2011	$(901)

(*)	Represent an amount lower than $1.
(a)	See Note 9 to these consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$8,346	$11,378	$18,562
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	488	528	506
Equity-based compensation	2,920	2,132	5,158
Gain from sale of property and equipment	—	—	(10)
Loss (gain) on sale of available-for-sale marketable securities	21	(35)	(54)
Amortization of premiums on available-for-sale marketable securities	652	1,603	2,068
Unrealized foreign exchange loss (gain)	85	26	(46)
Accrued interest on bank deposits	(1,049)	(589)	(1,070)
Gain on realization of investments	(3,712)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(605)	89	790
Decrease (increase) in prepaid expenses and other accounts receivable	(438)	2,567	3,338
Decrease (increase) in deferred tax, net	1,100	(688)	(1,443)
Increase (decrease) in trade payables	(88)	46	7
Increase (decrease) in deferred revenues	(602)	184	458
Increase (decrease) in accrued expenses and other payables	(784)	695	23
Excess tax benefit from equity-based compensation	—	(1,692)	(1,290)
Increase (decrease) in accrued severance pay, net	(325)	21	85

Net cash provided by operating activities	6,009	16,265	27,082

Cash flows from investing activities:
Purchase of property and equipment	(368)	(728)	(393)
Proceeds from sale of property and equipment	3	—	10
Investment in bank deposits	(46,182)	(39,177)	(64,709)
Proceeds from bank deposits	46,598	40,420	25,040
Investment in available-for-sale marketable securities	(48,402)	(59,593)	(42,291)
Proceeds from maturity of available-for-sale marketable securities	21,018	20,061	29,173
Proceeds from sale of available-for-sale marketable securities	10,569	12,418	14,813
Investment in other company	—	—	(900)
Proceeds from realization of investment	3,712	—	—

Net cash used in investing activities	(13,052)	(26,599)	(39,257)

Cash flows from financing activities:
Purchase of Treasury Stock	(823)	(1,567)	—
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of stock options	5,740	14,584	7,424
Proceeds from issuance of Common Stock and Treasury Stock under employee stock purchase plan	979	1,087	1,236
Excess tax benefit from equity-based compensation	—	1,692	1,290

Net cash provided by financing activities	5,896	15,796	9,950

Effect of exchange rate movements on cash	(77)	(468)	81
Increase (decrease) in cash and cash equivalents	(1,224)	4,994	(2,144)
Cash and cash equivalents at the beginning of the year	13,328	12,104	17,098

Cash and cash equivalents at the end of the year	$12,104	$17,098	$14,954

Supplemental information of cash-flows activities:
Cash paid (received) during the year for: Income and withholding taxes, net	$1,105	$(136)	$528

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, including wireless baseband (both terminal and infrastructure), vision and imaging, audio, Voice over IP, Bluetooth, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses, as appropriate, which is included in “financial income, net.” The foreign exchange losses arose principally on the Euro and the NIS liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months from deposit day but less than one year. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.89% and 2.06% during 2010 and 2011, respectively.

Marketable securities:

Marketable securities consist of certificates of deposits, corporate bonds and government securities. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The Company did not recognize OTTI on its marketable securities in 2009, 2010 and 2011.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year from deposit day. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.30% and 2.28% during 2010 and 2011, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	15-33
Office furniture and equipment	7-25
Leasehold improvements	10
(the shorter of the expected lease term or useful economic life)

The Company’s long-lived assets are reviewed for impairment in accordance with FASB ASC No. 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. In determining the fair value of long-lived assets for purposes of measuring impairment, the Company’s assumptions include those that market participants would consider in valuations of similar assets.

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2009, 2010 and 2011.

Goodwill:

The Company applies FASB ASC No. 350, “Intangibles—Goodwill and Other.” Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. In calculating the fair value of the reporting unit, the Company uses its market equity capitalization.

The annual goodwill impairment tests did not result in any impairment charges in 2009, 2010, or 2011.

Investment in other company:

The Company’s investment in a private company, in which it holds a minority equity interest, is presented at cost based on FASB ASC No. 323, “Investments—Equity Method and Joint Ventures”. The investment is reviewed periodically to determine if its value has been impaired and adjustments are recorded as necessary. During the year ended December 31, 2011, no impairment loss was identified.

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

The Company accounts for its IP license revenues and related services in accordance with FASB ASC No. 985-605, “Software Revenue Recognition.” Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements are allocated to each element based on the relative fair value of the elements. However, with respect to certain transactions, for multiple element transactions, revenue can be recognized under the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement. In certain cases in which the Company undertakes services that are not essential to the functionality of the IP license and the Company has not established a VSOE of fair value for the services, the entire arrangement fee is recognized as the services are performed.

Extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered reasonably assured, then revenue is recognized as payments are collected from the customer, provided all other revenue recognition criteria have been met.

Revenues from license fees that involve significant customization of the Company’s IP to customer-specific specifications are recognized in accordance with the principles set out in FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Recognition ,” using contract accounting on a percentage of completion method. The amount of revenue recognized is based on the total license fees under the agreement and the percentage of completion achieved. The percentage of completion is measured by the actual time incurred to date on the project compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Royalties from licensing the right to use the Company’s IP are recognized on a quarterly basis in arrears as the Company receives quarterly shipment reports from its licensees. The Company determines such revenues by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties (prepaid royalties) are recognized upon payment becoming due, provided no future obligation exists.

In addition to license fees, contracts with customers generally contain an agreement to provide for post contract support and training, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades . Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee. Revenue from training is recognized as the training is performed.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Office of the Chief Scientist of Israel. Cost of product revenue includes shipping, handling, materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary costs for personnel engaged in services, training and customer support, and travel, telephone and other support costs. Royalty expenses amounted to 3%-3.5% of the actual sales of certain of the Company’s products, the development of which previously received grants from the Office of the Chief Scientist of Israel (Refer to Note 15c for further details).

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

Accounting for deferred taxes under FASB ASC No. 740 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. In concluding whether a valuation allowance is required, the Company primarily considers such factors as its operating history and any expected future losses in certain jurisdictions and the nature of its deferred tax assets. The Company provides valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax relating to the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future. If the Company is not able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to earnings during the period in which it makes such a determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets will be realized, the Company will reverse the applicable portion of the previously provided valuation allowance. In order for the Company to realize its deferred tax assets, it must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The Company implements a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC No. 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Research and development:

Research and development costs are charged to the consolidated statements of income as incurred.

Government grants:

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Office of the Chief Scientist of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses.

The Company and its subsidiaries recorded grants in the amounts of $1,731, $2,322 and $2,518 for the years ended December 31, 2009, 2010 and 2011, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

Employee benefit plan:

Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “Plan”). Participants in the Plan may elect to defer a portion of their pre-tax earnings into the Plan, which is run by an independent party. The Company makes pension contributions at rates varying up to 10% of the participant’s pensionable salary. Contributions to the Plan are recorded as an expense in the consolidated statements of income.

The Company’s U.S. operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each participant’s contributions up to a maximum of 6% of the participant’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

Total contributions for the years ended December 31, 2009, 2010 and 2011 were $297, $289 and $311, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2009, 2010 and 2011, were $431, $853 and $1,037, respectively.

Accounting for equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and nonemployees directors.

The Company estimates the fair value of equity-based awards on the date of grant using an option-pricing model. Accordingly, the value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of income. The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

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

The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2009	2010	2011
Expected dividend yield	0%	0%	0%
Expected volatility	47%-78%	38%-62%	39%-58%
Risk-free interest rate	0.4%-3.4%	0.2%-3.2%	0.1%-2.7%
Expected forfeiture (employees)	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	7 years	7 years	7 years
Suboptimal exercise multiple (employees)	1.5	1.5	2.0-2.1
Suboptimal exercise multiple (executives)	1.3	1.3	2.3

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the years ended 2009, 2010 and 2011 except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be in a range of 51%-95% in 2009, 37%-63% in 2010 and 41%-50% in 2011.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

During the years ended December 31, 2009, 2010 and 2011, the Company recognized equity-based compensation expense related to stock options and employee stock purchase plan as follows:

	Year ended December 31,
	2009	2010	2011
Cost of revenue	$115	$77	$239
Research and development, net	873	652	1,934
Sales and marketing	590	380	1,094
General and administrative	1,342	1,023	1,891

Total equity-based compensation expense	$2,920	$2,132	$5,158

As of December 31, 2011, there was $4,921 of unrecognized compensation expense related to unvested awards. This amount is expected to be recognized over a weighted-average period of 1.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2010 and 2011, the Company classified $1,692 and $1,290, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

Fair value of financial instruments:

The carrying amount of cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2011, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2011. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $25 as of both December 31, 2010 and 2011.

The Company has no off-balance-sheet concentration of credit risk.

Derivative and hedging activities:

The Company implemented the requirements of FASB ASC No. 815, “Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in the currencies other than the U.S. dollar for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2010 and 2011, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $3,997 and $8,350, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of December 31, 2010 and 2011, the notional principal amount of the foreign exchange contracts to sell NIS held by the Company was $13,246 and $0, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2009, 2010 and 2011 were $438, $489 and $570, respectively.

Treasury stock:

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases, privately negotiated transactions and repurchase plans in accordance with Rules 10b5-1 and 10b-18 of the United States Securities Exchange Act of 1934, as amended.

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with FASB ASC No. 505-30, “Treasury Stock” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings (accumulated deficit). The purchase cost is calculated based on the specific identified method. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

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

	Year ended December 31,
	2009	2010	2011
Numerator:
Net income	$8,346	$11,378	$18,562
Denominator:
Weighted-average common stock outstanding	19,717	21,251	23,173
Effect of stock options	694	1,179	980

Diluted weighted-average common stock outstanding	20,411	22,430	24,153

Basic net income per share	$0.42	$0.54	$0.80

Diluted net income per share	$0.41	$0.51	$0.77

The weighted-average number of shares related to the outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 1,688,811, 68,718 and 592,647 shares for the years ended December 31, 2009, 2010 and 2011, respectively.

Recently issued accounting standards:

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Topic 220—Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 will not have an impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350—Intangibles—Goodwill and Other (“ASU 2011-08”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The Company’s adoption of ASU 2011-08 is not expected to have an impact on its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company’s adoption of ASU 2011-12 will not have an impact on its financial statements.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 2: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2010 and 2011:

	As at December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$22,204	$16	$(115)	$22,105

	22,204	16	(115)	22,105
Available-for-sale—matures after one year through three years:
Certificates of deposits	2,206	—	(2)	2,204
Foreign government bond	592	—	(3)	589
Corporate bonds	45,024	84	(979)	44,129

	47,822	84	(984)	46,922

Total	$70,026	$100	$(1,099)	$69,027

	As at December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Certificates of deposits	$5,358	$3	$—	$5,361
Corporate bonds	25,909	112	(23)	25,998

	31,267	115	(23)	31,359
Available-for-sale—matures after one year through three years:
Corporate bonds	42,468	216	(169)	42,515

	42,468	216	(169)	42,515

Total	$73,735	$331	$(192)	$73,874

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2010 and 2011, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2011	$48,594	$(923)	$5,476	$(176)
As of December 31, 2010	$27,249	$(189)	$1,154	$(3)

As of December 31, 2010 and 2011, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.

For the years ended December 31, 2009, 2010 and 2011, the Company recognizes gross realized gains of $45, $73 and $77, respectively, and gross realized losses of $66, $38 and $23, respectively.

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

Description	December 31, 2011	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	—	$2,204	—
Foreign government bond	589	—	589	—
Corporate bonds	66,234	—	66,234	—

Liabilities:
Foreign exchange contracts	225	—	225	—

Description	December 31, 2010	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	5,361	4,316	1,045	—
Corporate bonds	68,513	—	68,513	—
Foreign exchange contracts	241	—	241	—

Liabilities:
Foreign exchange contracts	709	—	709	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2010	2011
Cost:
Computers, software and equipment	$11,682	$11,289
Office furniture and equipment	925	829
Leasehold improvements	775	784

	13,382	12,902
Less—Accumulated depreciation	(12,034)	(11,667)

Property and equipment, net	$1,348	$1,235

In the fourth quarter of 2011, there was a decrease in the amount of property and equipment of $873 as a result of the disposal of redundant assets following office relocation in Cork, Ireland.

NOTE 5: GOODWILL

	As at December 31,
	2010	2011
Gross carrying amount	$38,398	$38,398
Accumulated impairment loss/ asset write down	1,900	1,900

	$36,498	$36,498

NOTE 6: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

PREPAID EXPENSES

	As at December 31,
	2010	2011
Prepaid leased design tools	$306	$383
Prepaid car leases	183	144
Prepaid rent	231	199
Other prepaid expenses	113	197

	$833	$923

OTHER ACCOUNTS RECEIVABLE

	As at December 31,
	2010	2011
Taxes	$2,242	$251
Interest receivable	1,014	948
Foreign exchange contracts	241	—
Other	279	198

	$3,776	$1,397

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 7: INVESTMENT IN OTHER COMPANY

In November 2011, the Company invested $1,500 in a private company to be paid in three installments. The first installment of $900 was paid in November 2011, and the other two installments in a total sum of $600 will be paid based on completion of certain development milestones, which is expected to occur in 2012.

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2010	2011
Accrued payroll and related benefits	$6,784	$6,921
Engineering accruals	782	834
Professional fees	763	690
Income tax payable	70	545
Foreign exchange contracts	709	225
Other accruals	1,413	1,454

	$10,521	$10,669

NOTE 9: STOCKHOLDERS’ EQUITY

a. Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all of the Company’s assets. The Board of Directors may declare a dividend out of funds legally available therefore and the holders of common stock are entitled to receive ratably any such dividends. Holders of common stock have no preemptive rights or other subscription rights to convert their shares into any other securities.

b. Preferred stock:

The Company is authorized to issue up to 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. Such preferred stock may be issued by the Board of Directors from time to time in one or more series. These series may have designations, preferences and relative, participating, optional or other special rights and any qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, exchange rights, voting rights, redemption rights (including sinking and purchase fund provisions), and dissolution preferences as may be determined by the Company’s Board of Directors.

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock. In September 2008, the Company announced that it adopted a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to repurchase up to 500,000 of the one million shares of common stock previously authorized by the Board for repurchase, which plan was fully utilized during the fourth quarter of 2008. In February 2009, the Company’s Board of Directors approved the adoption of another 10b5-1 plan, authorizing the repurchase of 200,064 shares of its common stock, representing the remaining shares available for repurchase pursuant to the one-million board-authorized share repurchase program. In October 2009, the Company’s Board of Directors

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

authorized the termination of such 10b5-1 plan such that the 106,409 shares of common stock that remained available for repurchase under the plan were repurchasable pursuant to Rule 10b-18 of the Exchange Act. In May 2010, the Company announced that its Board of Directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1, which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18. As of December 31, 2011, 1,966,700 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program. In January 2012, the Company’s Board of Directors authorized the repurchase by the Company of 1,966,700 shares of common stock all pursuant to Rule 10b-18 of the Exchange Act.

In 2009 and 2010, the Company repurchased 140,828 and 139,709 shares, respectively, of common stock at an average purchase price of $5.85 and $11.22 per share, respectively, for an aggregate purchase price of $823 and $1,567, respectively. The Company did not repurchase any shares during 2011.

d. Employee and non-employee stock plans:

The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the ESPP to employees of the Company and its subsidiaries. The options granted under the Company’s stock incentive plans have been granted with exercise price equal to the market price of the Company’s common stock on the grant date. Generally, options granted under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors under the Company’s Amended and Restated 2003 Director Stock Option Plan (the “Director Plan”) vest 25% of the shares underlying the option on each anniversary of the option grant.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2011, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	2,041,078	$8.65
Granted	762,000	26.03
Exercised	(887,991)	8.36
Forfeited or expired	(35,591)	18.00

Outstanding at the end of the year	1,879,496	$15.66	4.9	$27,449,976

Vested or expected to vest as of December 31	1,800,051	$15.43	4.9	$26,686,576

Exercisable as of December 31	723,803	$8.45	3.4	$15,783,448

The weighted average fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $3.3, $4.9 and $11.6 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $3,610, $18,410 and $18,286, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The options granted to employees and non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2011 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
5.70-7.97	377,130	3.4	$7.18	267,723	3.1	$7.14
8.03-8.68	390,726	3.6	8.45	277,231	3.4	8.46
9.10-17.56	370,140	4.4	11.08	178,849	3.9	10.42
24.17	535,500	6.1	24.17	—	—	—
28.97-32.34	206,000	8.3	30.92	—	—	—

	1,879,496	4.9	$15.66	723,803	3.4	$8.45

Stock Plans

As of December 31, 2011 the Company maintains the Director Plan and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2011, options to purchase 1,679,634 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 1,100,000 shares of common stock, plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term.

The 2011 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2011 Plan. Under current U.S. tax laws, incentive stock options may only be granted to employees. The Company may grant awards at an exercise or purchase price less than, equal to or greater than the fair market value of common stock on the date of the grant. Under current U.S. tax laws, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company’s securities. The 2011 Plan permits the Board of Directors to determine how grantees may pay the exercise or purchase price of their awards, including by cash, check or in connection with a “cashless exercise” through a broker, by surrender of shares of common stock, or by any combination of the permitted forms of payment.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Unless sooner terminated, the 2011 Plan is effective until February 2021.

The Company’s Board of Directors or a committee thereof has authority to administer the 2011 Plan. The Company’s Board of Directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2011 Plan and to interpret its provisions.

2003 Director Stock Option Plan

Under the Director Plan, 1,100,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) are authorized for issuance.

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

Under the terms of the Director Plan, any person who becomes a non-employee director of the Company will automatically be granted an option to purchase 38,000 shares of common stock. On June 30 of each year, beginning in 2004, each non-employee director who has served on the Company’s Board of Directors for at least six (6) months as of such date will automatically be granted an option to purchase 13,000 shares of common stock, and each non-employee director would receive an option to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date. The Chairman of the Board is granted an additional option to purchase 15,000 shares of common stock on an annual basis.

In 2009 and 2010, option grants to non-employee directors were generally not granted from the Director Plan as a result of an insufficient number of authorized shares under the Director Plan. As a result, options to purchase 132,000 shares of common stock in both 2009 and 2010 were granted to non-employee directors mostly from the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and the 2002 Plan. In 2011 and after stockholder approval of an increase in the authorized number of shares under the Director Plan, options to purchase 119,000 shares of common stock were granted to non-employee directors from the Director Plan.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. At the annual meeting of stockholders held on July 18, 2006, the stockholders

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

approved an increase of 500,000 shares of common stock under the ESPP. At the annual meeting of stockholders held on June 2, 2009, the stockholders approved an increase of 650,000 shares of common stock under the ESPP. Accordingly, an aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2011, 386,244 shares of common stock were available for future issuance under the ESPP.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2010	2011
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$151	$—
Foreign exchange forward contracts	90	—

Total	$241	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$143
Foreign exchange forward contracts	—	82

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	709	—

Total	$709	$225

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2009	2010	2011
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(209)	$176	$(102)
Foreign exchange forward contracts	52	143	(181)

	$(157)	$319	$(283)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2009	2010	2011
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$226	$(128)	$(192)
Foreign exchange forward contracts	(113)	(51)	9

	$113	$(179)	$(183)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses, a net loss of $113, a net gain of $179 and a net gain of $183 during the years ended December 31, 2009, 2010 and 2011, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a net loss of $709 and a net gain of $43 during the years ended December 31, 2010 and 2011, respectively, related to derivatives not designated as hedging instruments. There were no derivatives not designated as hedging instruments during 2009.

NOTE 11: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

	Year ended December 31,
	2009		2010		2011
Revenues based on customer location:
United States	$5,982		$9,326		$14,312
Europe, Middle East (1) (2) (3)	17,843		18,825		19,878
Asia Pacific (4) (5)	14,642		16,760		26,049

	$38,467		$44,911		$60,239

(1) Germany	*	)	$8,670		$12,262
(2) Switzerland	*	)	$6,163		$6,150
(3) Sweden	$7,454		*	)	*	)
(4) China	$6,420		$11,098		$13,790
(5) Japan	$4,455		*	)	*	)

*)	Less than 10%

	December 31,
	2009	2010	2011
Long-lived assets by geographic region:
United States	$25	$35	$30
Ireland	69	47	47
Israel	1,044	1,260	1,157
Other	10	6	1

	$1,148	$1,348	$1,235

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2009		2010	2011
Customer A	20%		16%	* )
Customer B	13%		18%	17%
Customer C	*	)	19%	* )
Customer D	*	)	* )	12%
Customer E	—		* )	16%

*)	Less than 10%

c. Information about Products and Services:

The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2009	2010	2011
CEVA-X family	40%	32%	26%
CEVA TeakLite family	35%	48%	49%
CEVA Teak family	13%	12%	17%

The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.

NOTE 12: SELECTED STATEMENTS OF INCOME DATA

Financial income, net:

	Year ended December 31,
	2009	2010	2011
Interest income	$2,863	$3,724	$4,937
Gain (loss) on available-for-sale marketable securities, net	(21)	35	54
Amortization of premium on available-for-sale marketable securities, net	(652)	(1,603)	(2,068)
Foreign exchange loss, net	(142)	(61)	(14)

	$2,048	$2,095	$2,909

Other income:

	Year ended December 31,
	2009	2010	2011
Gain on realization of investments	$3,712	$—	$—

During 2009, the Company received an aggregate payment of $3,712 and recorded a capital gain of $3,712 from the divestment of its equity investment in Glonav Inc.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 13: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 10% tax rate on its trade until December 31, 2010. Since January 1, 2011, a new tax rate of 12.5% is in effect going forward. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of January 1, 2012, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, is 2007 and subsequent years.

2. Israeli Subsidiary

A. Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”):

In accordance with the Investment Law, CEVA’s Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Investment Law, and has resulted in a decrease in the effective tax rate otherwise applicable to CEVA’s Israeli subsidiary.

As permitted by the Investment Law, CEVA’s Israeli subsidiary has elected the “alternative benefits track” for its investment programs, which is a waiver of grants in return for tax exemption. Accordingly, the investment programs are tax-exempt for a period of two to four years commencing from the year the program first earns taxable income, and is subject to corporate taxes at the rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of up to a total of six to eight years from when the tax exemption ends. The period of tax rate for Approved Enterprises is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date, and for Benefited Enterprises, 12 years starting from the year of election.

The tax benefits under CEVA’s Israeli subsidiary’s first, second, third and fourth investment programs have expired. CEVA’s Israeli subsidiary’s fifth and sixth investment programs are under the “Approved Enterprise” status and commenced operations in 2002 and 2004, respectively. The plans are tax exempt for two years from the first year they had taxable income and are entitled to a corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years. Income from the fifth and sixth investment programs was subject to a reduced tax rate of 10% in 2011.

On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and significantly changes the provisions of the Investment Law. The Amendment includes revisions to the criteria for investments qualified to receive tax benefits as an “Approved Enterprise.” The Amendment applies to new investment programs and investment programs commencing after 2004. The Amendment also simplifies the approval process for an “Approved Enterprise.” As a result of the Amendment, it is no longer necessary for a company to approach the Investment Center in order to receive the tax benefits previously available under the “alternative benefits track.” Rather, a company may claim the tax benefits offered by the Investment Law directly in its tax returns or by notifying the Israeli Tax Authority within 12 months from the end of that year (“the year of election”), provided that its investment program meets the criteria for tax benefits set out by the Amendment. An investment program that receives tax benefits under the Amendment is called a “Benefited Enterprise,” rather than the previous terminology of Approved Enterprise.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

CEVA’s Israeli subsidiary implemented its seventh and eighth investment programs in 2007 and 2010, respectively, and they are deemed “Benefited Enterprises” and are subject to the provisions of the Amendment. Income from the seventh investment program was subject to a reduced tax rate of 10% in 2011.

In 2008, CEVA’s Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third and fourth investment programs and therefore notwithstanding the expiration of the tax benefits under these programs, no taxes were payable. The approval did result in an increase in the taxable income attributable to the eighth plan, which was tax exempt for the year 2011, and therefore no taxes were attributed to the eighth plan.

The principal benefits by virtue of the Investment Law are:

X. Tax benefits and tax rates:

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

As a result of the Amendment, tax-exempt income generated from a “Benefited Enterprise” under the provisions of the Amendment will subject the Company to taxes upon distribution or liquidation, and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31 2011, the Company generated exempt income under the provisions of the Investment Law which in the case of distribution or liquidation of the Israeli subsidiary would result in the Israeli subsidiary being taxed at the reduced corporate tax rate of 10%, which in turn will generate tax liabilities of $1,848.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Conditions for the entitlement to the benefits:

The entitlement to the above benefits is conditioned upon the Company’s fulfillment of the conditions stipulated by the Investment Law and the Amendment, regulations published thereunder and the criteria set forth in the specific certificate of approvals. In the event of the Company’s failure to comply with these conditions, the benefits may be canceled, the income generated from the “Approved Enterprise” and “Benefited Enterprise” programs could be subject to corporate tax in Israel at the standard corporate tax rate and CEVA’s Israeli subsidiary would be required to refund tax benefits already received plus a consumer price index linkage adjustment and interest.

Management believes that as of December 31, 2011, CEVA’s Israeli subsidiary met all of the aforementioned conditions.

On December 29, 2010, new legislation amending the Investment Law was adopted (the “New Amendment”). Under the New Amendment, a uniform corporate tax rate will apply to all qualifying income of certain “Industrial Companies,” as opposed to the current law’s incentives, which are limited to income from Approved Enterprises and Benefited Enterprises during their benefit period. Under the New Amendment, the uniform tax rate will be 10% in areas in Israel designated as Development Zone A and 15% elsewhere in Israel during 2011-2012, 7% and 12.5%, respectively, in 2013-2014, and 6% and 12%, respectively thereafter. CEVA’s Israeli subsidiary is deemed an Industrial Company but it is not located in Development Zone A. The profits of these Industrial Companies will be freely distributable as dividends, subject to a 15% withholding tax (or lower, under an applicable tax treaty). However, upon the distribution of a dividend to an Israeli company, no withholding tax will be remitted. The New Amendment became effective as of January 1, 2011 and applies to preferred income produced or generated by an Industrial Company from the effective date. Under the transition provisions of the New Amendment, a company may decide to irrevocably implement the New Amendment while waiving benefits provided under the current law or to remain subject to the current law. Opting for compliance with the New Amendment will be done on the record date for filing the annual income tax return every year and will apply to the investment program’s entire income starting from the tax year following the tax year in which the return has been filed and onwards.

CEVA’s Israeli subsidiary does not intend to implement the New Amendment in the foreseeable future, and intend to continue to comply with the Investment Law and the Amendment before the enactment of the New Amendment.

Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

The Company qualifies as an Industrial Company within the meaning of the Law for the Encouragement of Industry (Taxes), 1969 (the “Industrial Encouragement Law”). The Industrial Encouragement Law defines an “Industrial Company” as a company that is resident in Israel and that derives at least 90% of its income in any tax year, other than income from defense loans, capital gains, interest and dividends, from an enterprise whose major activity in a given tax year is industrial production. Under the Industrial Encouragement Law the Company is entitled to amortization of the cost of purchased know-how and patents over an eight-year period for tax purposes as well as accelerated depreciation rates on equipment and buildings.

Eligibility for benefits under the Industrial Encouragement Law is not subject to receipt of prior approval from any governmental authority.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Foreign Exchange Regulations:

Under the Foreign Exchange Regulations, CEVA’s Israeli subsidiary is calculating its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars, is translated into NIS according to the exchange rate as of December 31st of each year.

B. Israeli corporate tax structure:

Income from sources other than the “Approved Enterprise” and “Benefited Enterprise” programs during the benefit period will be subject to tax at the statutory corporate tax rate (24% in 2011 and 25% in 2012).

The tax rate of the Israeli subsidiary is as follows: 2009—26%, 2010—25%, and 2011—24%. Tax at a rate of 25% applies on capital gains arising after January 1, 2003, instead of the regular tax rate. In July 2009, the “Knesset” (Israeli Parliament) passed the Law for Economic Efficiency (Amended Legislation for Implementing the Economic Plan for 2009 and 2010), which prescribes, among others, an additional gradual reduction in the rates of the Israeli corporate tax and real capital gains tax starting in 2011 to the following tax rates: 2011—24%, 2012—23%, 2013—22%, 2014—21%, 2015—20%, 2016 and thereafter—18%. On December 5, 2011 the Knesset approved the Law to Change the Tax Burden (Legislative Amendments)—2011. In accordance with the new law, the tax reduction that was provided in the Economic Efficiency Law, as aforementioned, was cancelled and the corporate tax rate will be 25% as from 2012.

C. Final tax assessments:

CEVA’s Israeli subsidiary has received final tax assessments through 2005.

b. The provision for income taxes is as follows:

	Year ended December 31,
	2009	2010	2011
Domestic taxes:
Current	$109	$(885)	$1,452
Deferred	920	(877)	(1,024)
Foreign taxes:
Current	1,175	2,164	2,899
Deferred	180	189	(419)

	$2,384	$591	$2,908

Income (loss) before taxes on income:
Domestic	$(3,571)	$(3,426)	$542
Foreign	14,301	15,395	20,928

	$10,730	$11,969	$21,470

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2009	2010	2011
Income before taxes on income	$10,730	$11,969	$21,470

Theoretical tax at U.S. statutory rate-35%	3,756	4,189	7,515
Foreign income taxes at rates other than U.S. rate	(3,273)	(4,182)	(5,622)
Changes in foreign tax rates	—	(1,714)	—
Subpart F	1,189	216	221
Non-deductible items	1,008	408	355
Valuation allowance	(265)	1,633	(545)
Other, net	(31)	41	984

Taxes on income	$2,384	$591	$2,908

d. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2010	2011
Deferred tax assets
Operating loss carryforward	$9,067	$8,874
Accrued expenses	397	522
Temporary differences related to R&D expenses	857	1,218
Equity-based compensation	533	949
Other	637	740

Total gross deferred tax assets	11,491	12,303
Valuation allowance	(9,629)	(9,223)

Net deferred tax assets	$1,862	$3,080

Deferred tax liabilities
Subpart F carryforward	$751	$202
Other	150	88

Total gross deferred tax liabilities	$901	$290

Net deferred tax assets (*)	$961	$2,790

(*)	Net deferred tax for the year ended December 31, 2010 from domestic and foreign jurisdictions was $77 and $884, respectively.

Net deferred tax for the year ended December 31, 2011 from domestic and foreign jurisdictions was $1,326 and $1,464, respectively.

The Company and its subsidiaries provide valuation allowances for deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company has not provided for federal income tax on approximately $54,279 of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

e. Uncertain tax positions

The Company accounts for its income tax uncertainties in accordance with FASB ASC No. 740 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2010	2011
Beginning of year	$—	$847
Additions for current year tax positions	847	1,734
Additions for prior year’s tax positions	—	473

Balance at December 31	$847	$3,054

As of December 31, 2010 and 2011, there were $847 and $3,054, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes because such interest and penalties did not have a material impact on the Company’s financial statements.

f. Tax loss carryforwards:

Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. An additional $5,100 of net operating loss in relation to excess tax benefits on stock option exercises during the fiscal year ended December 31, 2011 were not recorded because these benefits have not yet been realized. Such loss carryforwards begin to expire in 2021.

As of December 31, 2011, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $5,387, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2013. As of December 31, 2011, CEVA and its subsidiaries had foreign operating losses only in CEVA’s Irish subsidiary of approximately $66,554, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2008, and state and local income tax examinations for the years prior to 2007.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 14: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees paid to Morrison & Foerster LLP during the years ended December 31, 2009, 2010 and 2011 were $194, $307 and $256, respectively. The accounts payable balance with Morrison & Foerster LLP at December 31, 2009, 2010 and 2011 were $16, $0 and $0, respectively.

NOTE 15: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2011, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2009, 2010 and 2011, were $918, $891 and $884, respectively.

As of December 31, 2011, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2012	$833	$1336	$206	$2,375
2013	695	728	—	1,423
2014	642	23	—	665
2015	80	—	—	80

	$2,250	$2,087	$206	$4,543

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2011, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

During 2009 and 2010, the Company had paid royalties to the OCS in the amount of $1,329 and $108, respectively. During 2011, the Company did not pay any royalties to the OCS since no actual sales were generated from projects that previously received grants from the OCS. As of December 31, 2011, the aggregate contingent liability to the OCS (including interest) amounted to $4,024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/s/ Gideon Wertheizer
Gideon Wertheizer Chief Executive Officer

March 15, 2012

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

Signature	Title	Date

/s/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 15, 2012

/s/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/s/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 15, 2012

/s/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 15, 2012

/s/ ZVI LIMON Zvi Limon	Director	March 15, 2012

/s/ BRUCE MANN Bruce Mann	Director	March 15, 2012

/s/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 15, 2012

/s/ LOUIS SILVER Louis Silver	Director	March 15, 2012

/s/ DAN TOCATLY Dan Tocatly	Director	March 15, 2012

CEVA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction (1)	Balance at end of period
Year ended December 31, 2011
Allowance for doubtful accounts	$25	$—	$—	$25

Year ended December 31, 2010
Allowance for doubtful accounts	$700	$—	$675	$25

Year ended December 31, 2009
Allowance for doubtful accounts	$743	$—	$43	$700

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Third Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8 *†	CEVA, Inc. Amended and Restated 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	2011 Incentive Plan for Issachar Ohana, effective as of January 1, 2011

10.25(14)†	2012 Incentive Plan for Issachar Ohana, effective as of January 1, 2012

10.26(15)†	2011 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2011

10.27(16)†	2012 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2012

10.28(17)†	CEVA, Inc. 2011 Stock Incentive Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on
October 29, 2008, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on
March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on
March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on
November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on
August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2011, and incorporated hereby by reference.
(14)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2012, and incorporated hereby by reference.
(15)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2011, and incorporated hereby by reference.
(16)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2012, and incorporated hereby by reference.
(17)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.