Form 10-Q
period 2012-03-31
CEVA INC
filed 2012-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,200,645 shares of common stock, $0.001 par value, as of May 3, 2012.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that the majority of the growth in the cellular market will come from 3G enabled phones in developing countries and the broader adoption of LTE-based advanced smartphones in mature markets;

•	Our belief that we are well-positioned to capitalize on the growth in the mobile connected devices and machine 2 machine markets;

•	Our optimism about customer interest and pipeline for our diverse technology portfolio for non-baseband applications;

•

Our belief that the following four market trends represent significant growth drivers for us: (1) evolution of cellular networks, (2) emergence of 3G and 4G connectivity, (3) mass adoption and feature set enhancements of smartphones, and (4) proliferation of smart devices in the home;

•

Our anticipation that certain market trends would cause revenues for the second quarter of 2012 to be lower than the first quarter of 2012 and that these trends may negatively affect our annual 2012 financial results;

•

Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material affect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including Strategy Analytics.

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

This report contains market data prepared by third party research firm, Strategy Analytics. Actual market results may differ from Strategy Analytics projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$6,322	$14,954
Short term bank deposits	62,106	55,431
Marketable securities (see Note 3)	69,225	69,027
Trade receivables (net of allowance for doubtful accounts of $25 at both March 31, 2012 and December 31, 2011)	5,479	5,116
Deferred tax assets	1,703	2,248
Prepaid expenses and other accounts receivable	2,819	2,320

Total current assets	147,654	149,096
Long term bank deposit	25,252	25,106
Severance pay fund	5,802	5,473
Deferred tax assets	1,147	832
Property and equipment, net	1,193	1,235
Goodwill	36,498	36,498
Investment in other company	900	900

Total long-term assets	70,792	70,044

Total assets	$218,446	$219,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$831	$580
Deferred revenues	602	1,074
Accrued expenses and other payables	10,018	10,124
Taxes payable	1,295	545
Deferred tax liabilities	138	290

Total current liabilities	12,884	12,613

Long term liabilities:
Accrued severance pay	5,957	5,607
Stockholders’ equity:
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,198,001 and 23,543,746 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	23	24
Additional paid in-capital	194,285	191,945
Treasury stock	(9,463)	—
Accumulated other comprehensive income (loss)	103	(901)
Retained earnings	14,657	9,852

Total stockholders’ equity	199,605	200,920

Total liabilities and stockholders’ equity	$218,446	$219,140

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2012	2011
Revenues:
Licensing	$5,116	$5,108
Royalties	9,106	9,206
Other revenue	890	738

Total revenues	15,112	15,052
Cost of revenues	870	948

Gross profit	14,242	14,104
Operating expenses:
Research and development, net	5,486	5,250
Sales and marketing	2,289	2,224
General and administrative	1,869	1,754

Total operating expenses	9,644	9,228

Operating income	4,598	4,876
Financial income, net	948	545

Income before taxes on income	5,546	5,421
Income tax expenses	689	770

Net income	$4,857	$4,651

Basic net income per share	$0.21	$0.20

Diluted net income per share	$0.20	$0.19

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	23,507	22,692

Diluted	24,239	23,888

Comprehensive income	$5,861	$4,763

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Three months ended March 31, 2012	Shares	Amount
Balance as of January 1, 2012	23,543,746	$24	$191,945	$—	$(901)	$9,852	$200,920
Net income	—	—	—	—	—	4,857	4,857
Unrealized gain from available-for-sale securities, net	—	—	—	—	757	—	757
Unrealized gain from hedging activities, net	—	—	—	—	247	—	247
Equity-based compensation	—	—	1,245	—	—	—	1,245
Tax benefit related to exercise of stock options	—	—	300	—	—	—	300
Issuance of Common Stock upon exercise of stock options	17,448	(*)	166	—	—	—	166
Issuance of Common Stock under employee stock purchase plan	33,966	(*)	629	—	—	—	629
Purchase of Treasury Stock	(400,063)	(1)	—	(9,534)	—	—	(9,535)
Issuance of Treasury Stock upon exercise of stock options	2,904	(*)	—	71	—	(52)	19

Balance as of March 31, 2012	23,198,001	$23	$194,285	$(9,463)	$103	$14,657	$199,605

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Three months ended March 31, 2011	Shares	Amount
Balance as of January 1, 2011	22,524,449	$23	$176,838	$317	$(8,710)	$168,468
Net income	—	—	—	—	4,651	4,651
Unrealized gain from available-for-sale securities, net	—	—	—	95	—	95
Unrealized gain from hedging activities, net	—	—	—	17	—	17
Equity-based compensation	—	—	954	—	—	954
Tax benefit related to exercise of stock options	—	—	336	—	—	336
Issuance of Common Stock upon exercise of stock options	204,994	(*)	1,563	—	—	1,563
Issuance of Common Stock under employee stock purchase plan	95,252	(*)	590	—	—	590

Balance as of March 31, 2011	22,824,695	$23	$180,281	$429	$(4,059)	$176,674

(*)	Amount less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,857	$4,651
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	129	125
Equity-based compensation	1,245	954
Loss (gain) on sale of available-for-sale marketable securities	(45)	3
Amortization of premiums on available-for-sale marketable securities	412	514
Accrued interest on bank deposits	(493)	(242)
Unrealized foreign exchange loss (gain)	(4)	46
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(363)	4,734
Increase in prepaid expenses and other accounts receivable	(143)	(155)
Increase in deferred tax, net	(279)	(260)
Increase (decrease) in trade payables	244	(227)
Decrease in deferred revenues	(472)	(240)
Increase in accrued expenses and other payables	61	159
Increase in taxes payable	750	293
Excess tax benefit from equity-based compensation	(300)	(336)
Increase (decrease) in accrued severance pay, net	17	(1)

Net cash provided by operating activities	5,616	10,018

Cash flows from investing activities:
Purchase of property and equipment	(87)	(73)
Investment in bank deposits	(18,000)	(11,500)
Proceeds from bank deposits	11,724	—
Investment in available-for-sale marketable securities	(12,898)	(16,966)
Proceeds from maturity of available-for-sale marketable securities	5,783	13,097
Proceeds from sale of available-for-sale marketable securities	7,638	1,028

Net cash used in investing activities	(5,840)	(14,414)

Cash flows from financing activities:
Purchase of Treasury Stock	(9,535)	—
Proceeds from issuance of Common Stock upon exercise of stock options	166	1,563
Proceeds from issuance of Common Stock under employee stock purchase plan	629	590
Proceeds from issuance of Treasury Stock upon exercise of stock options	19	—
Excess tax benefit from equity-based compensation	300	336

Net cash provided by (used in) financing activities	(8,421)	2,489
Effect of exchange rate movements on cash	13	(133)

Decrease in cash and cash equivalents	(8,632)	(2,040)
Cash and cash equivalents at the beginning of the period	14,954	17,098

Cash and cash equivalents at the end of the period	$6,322	$15,058

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

Basis of Consolidation

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates estimates, including those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, fair values of stock-based awards and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

NOTE 3:    MARKETABLE SECURITIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The following is a summary of available-for-sale marketable securities at March 31, 2012 and December 31, 2011:

	As at March 31, 2012 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$22,667	$75	$(30)	$22,712

	22,667	75	(30)	22,712
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	2,205	—	(1)	2,204
Foreign government bond	587	—	(3)	584
Corporate bonds	43,677	217	(169)	43,725

	46,469	217	(173)	46,513
Total	$69,136	$292	$(203)	$69,225

	As at December 31, 2011 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$22,204	$16	$(115)	$22,105

	22,204	16	(115)	22,105
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	2,206	—	(2)	2,204
Foreign government bond	592	—	(3)	589
Corporate bonds	45,024	84	(979)	44,129

	47,822	84	(984)	46,922
Total	$70,026	$100	$(1,099)	$69,027

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2012	$20,934	$(129)	$7,157	$(74)
As of December 31, 2011	$48,594	$(923)	$5,476	$(176)

As of March 31, 2012 and December 31, 2011, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

For the three months ended March 31, 2012 and 2011, the Company recognizes gross realized gains of $52 and $1, respectively, and gross realized losses of $7 and $4, respectively.

NOTE 4:    FAIR VALUE MEASURMENT

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

Marketable securities and foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	March 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	$—	$2,204	$—
Foreign government bond	584	—	584	—
Corporate bonds	66,437	—	66,437	—
Foreign exchange contracts	54	—	54	—

Total assets	69,279	—	69,279	—

Liabilities:
Foreign exchange contracts	6	—	6	—

Total liabilities	6	—	6	—

Description	December 31, 2011	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	$—	$2,204	$—
Foreign government bond	589	—	589	—
Corporate bonds	66,234	—	66,234	—

Total assets	69,027	—	69,027	—

Liabilities:
Foreign exchange contracts	225	—	225	—

Total liabilities	225	—	225	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at March 31, 2012 due to the short-term maturities of these instruments.

NOTE 5:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2012		2011
	(unaudited)		(unaudited)
Revenues based on customer location:
United States	$2,998		$3,176
Europe and Middle East (1) (2)	3,678		7,465
Asia Pacific (3) (4)	8,436		4,411

	$15,112		$15,052

(1) Switzerland	*	)	$1,708
(2) Germany	$1,793		$5,566
(3) China	$5,238		$2,780
(4) Japan	$2,353		*	)

*)	Less than 10%

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Customer A	30%	16%
Customer B	12%	23%
Customer C	—	14%
Customer D	* )	11%

*)	Less than 10%

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

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Numerator:
Net income	$4,857	$4,651

Denominator:
Weighted-average common stock outstanding	23,507	22,692
Effect of stock options	732	1,196

Diluted weighted average common stock outstanding	24,239	23,888

Basic net income per share	$0.21	$0.20

Diluted net income per share	$0.20	$0.19

The weighted average number of shares related to outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 748,077 and 364,798 shares for the three months ended March 31, 2012, and 2011, respectively.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The options granted under these plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2011	1,879,496	$15.66
Granted	13,000	27.01
Exercised	(20,352)	9.12
Forfeited or expired	(7,286)	19.91

Outstanding as of March 31, 2012	1,864,858	$15.79	4.7	$12,904,277

Exercisable as of March 31, 2012	929,352	$11.12	3.6	$10,774,957

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of comprehensive income:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cost of revenue	$51	$49
Research and development, net	465	378
Sales and marketing	239	201
General and administrative	490	326

Total equity-based compensation expense	$1,245	$954

The fair value for the Company’s stock options (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees was estimated using the following assumptions:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	47%-56%	43%-56%
Risk-free interest rate	0.1%-1.2%	0.2%-2.7%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple	2.1	2.0

No stock options were granted to non-employee directors during the three months ended March 31, 2012 and 2011.

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the three months ended March 31, 2012 and 2011, except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be in a range of 41%-61% for the three months ended March 31, 2012 and in a range of 41%-44% for the three months ended March 31, 2011.

As of March 31, 2012, there was $4,152 of unrecognized compensation expense related to unvested awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

NOTE 8:    DERIVATIVES AND HEDGING ACTIVITIES

The Company implemented the requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in the currencies other than the U.S. dollar for a period of one to nine months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2012 and December 31, 2011, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $6,950 and $8,350, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at March 31,	As at December 31,
	2012	2011
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$54	$—

Total	$54	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$143
Foreign exchange forward contracts	6	82

Total	$6	$225

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheet.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$165	$43
Foreign exchange forward contracts	51	47

	$216	$90

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share and per share amounts)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$32	$(57)
Foreign exchange forward contracts	25	(16)

	$57	$(73)

The Company recorded in cost of revenues and operating expenses a net loss of $57 and a net gain of $73 during the three months ended March 31, 2012 and 2011, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $57 during the three months ended March 31, 2011, related to derivatives not designated as hedging instruments. There were no derivatives not designated as hedging instruments during the three months ended March 31, 2012.

NOTE 9:    SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the first quarter of 2012, the Company repurchased 400,063 shares of common stock at an average purchase price of $23.83 per share for an aggregate purchase price of $9,535. The Company did not repurchase any shares of common stock during the first quarter of 2011. As of March 31, 2012, 1,566,637 shares of common stock remained available for repurchase under its share repurchase program.

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with FASB ASC No. 505-30, “Treasury Stock” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. The purchase cost is calculated based on the specific identified method. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

NOTE 10:    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted the following accounting guidance effective January 1, 2012:

According to Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income,” the Company is required to present the total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present the comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income.

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

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power some of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2011, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. Shipments of CEVA-powered chipsets in 2011 increased 68% over 2010, illustrating continued, strong market deployment of our technology.

During the past six years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs – HTC, Huawei, LG Electronics, Motorola, Nokia, Samsung, Sony, ZTE and a major U.S.-based smartphone manufacturer. This positive trend is evident from our royalty revenues which increased by 59% in 2011 over 2010. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies reached approximately 46% of the worldwide shipment volume based on fourth quarter 2011 worldwide shipments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues in 2011 and 78% for the first quarter of 2012. The mobile broadband space is a category of wireless-enabled products, among which are tablets, notebooks, electronic books, machine-to-machine devices, automotive applications and smart grids.

We believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets has not been fully realized and continues to progress. Specifically, we believe the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 8.6% in 2012 to reach 2.5 billion units. We believe that the majority of this growth will come from 3G enabled phones in developing countries and the broader adoption of LTE-based advanced smartphones in mature markets. We are well positioned to capitalize on the growth in the above segments, as well as growth from other mobile connected devices such as tablets, electronic books and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly.

Beyond products enabled by our technologies for baseband in handsets and mobile broadband markets, we continue to strategically target growth in non-baseband applications, such as audio, imaging, vision and connectivity. In this regard, during the first quarter of 2012, there was strong licensing traction for our CEVA-TeakLite-III DSP targeting advanced audio and voice processing in smartphones. Advanced audio and wideband voice processing requires significantly more DSP performance than existing solutions used in smartphones, automotive and digital home applications. Our audio/voice product lines, including the CEVA-TeakLite-III and new CEVA-TeakLite-4 DSPs, are ideally positioned to address these requirements, and can enable us to continue to expand our licensing base in these markets.

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

•

The mass adoption and feature set enhancements of smartphones. We offer a range of new DSPs and software technologies to address the needs for advanced imaging audio and wideband voice. It is an incremental business to our already strong foothold in the baseband market.

•

The proliferation of smart devices in the home, including the emergence of smart-TVs smart set-top boxes and smart grid. We aim to leverage our mobile experience and technology base to expand into these markets.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments or lower royalty rates negotiated with customers due to competitive pressure. Moreover, some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. We anticipate that our operating expenses will be flat for 2012 in comparison to 2011. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive.

Moreover, the growth of our business is significantly dependent on our customers and market acceptance of their end-products that incorporate our technologies. In addition, macroeconomic trends may significantly affect our operating results. We currently anticipate that revenues for the second quarter of 2012 will be lower than the first quarter of 2012 and that these trends may negatively affect our annual 2012 financial results. These trends are due to a variety of factors, most significantly, market challenges Nokia, a major OEM of our customers’, is experiencing with its 2G phones, which incorporate our technologies, and the potential for slower than anticipated adoption of our technologies in its 3G phones, a greater impact of the historical seasonality trend that handsets OEMs experience annually which reduces the shipments of CEVA-powered chipsets in the second quarter of any given year and an anticipated decrease in royalties associated with a decline in the average selling prices of low-cost 2G phones due to intense competition in the low-cost 2G phone market in China.

The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our imaging and audio products is highly dependent on the market adoption of new services and products, such as smartphones, tablets, smart TVs and set-top boxes. The low cost 2G feature phone market continues to witness fierce competition, putting pressure on the royalty ASP that we receive from these high volume products. In addition, our business is affected by market conditions in emerging markets, such as India, Latin America and Africa, where the penetration of handsets, especially low-cost phones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.

Furthermore, due to the uncertainty about the sustainability of the market recovery, it is extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Therefore, current economic conditions, and specifically the volatility in the semiconductor and consumer electronics industries, and consolidation in the semiconductor industry, could seriously impact our revenue and harm our business, financial condition and operating results. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $15.1 million for the first quarter of 2012, flat compared to $15.1 million for the first quarter of 2011. Total revenues for the first quarter of 2012 reflected higher other revenues in comparison to the first quarter of 2011, offset by lower royalty revenues in comparison to the first quarter of 2011. Five largest customers accounted for 67% of our total revenues for the first quarter of 2012, as compared to 71% for the comparable period in 2011. Two customers accounted for 30% and 12% of our total revenues for the first quarter of 2012, as compared to four customers that accounted for 23%, 16%, 14% and 11% of our total revenues for the first quarter of 2011. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets and mobile broadband markets represented 78% of our total revenues for the first quarter of 2012, as compared to 85% for the comparable period in 2011.

We generate our revenues from licensing our technology, which in certain circumstances is modified to customer-specific requirements. We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues from license fees that involve significant customization of our IP to customer-specific specifications are recognized in accordance with the principles set forth in FASB ASC No. 605-35-25 “Construction-Type and Production-Type Contracts Recognition.”

We generate royalty revenue from our customers during the period in which they ship units of chipsets incorporating our technology. These royalties are non-refundable payments and are recognized when payment becomes due, provided no future obligation exists. These royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

Licensing Revenues

Licensing revenues were $5.1 million for the first quarter of 2012, flat compared to $5.1 million for the first quarter of 2011. Licensing revenues for the first quarter of 2012 reflected higher revenues from our CEVA-TeakLite DSP core family of products and our SATA IP in comparison to the first quarter of 2011, partially offset by lower revenues from our CEVA-X DSP core family of products in comparison to the first quarter of 2011.

Licensing revenues accounted for 34% of our total revenues for both the first quarter of 2012 and 2011. During the first quarter of 2012, we concluded eight new license agreements. Six agreements were for CEVA DSP cores, platforms and software, and two agreements were for CEVA SATA/SAS product lines. Target applications for customer deployment are 3G and 4G basebands, audio and voice processing for mass market smartphones and SSD drives. Geographically, three of the agreements signed were in the U.S., four were in Asia Pacific, including Japan, and one was in Europe.

Royalty Revenues

Royalty revenues were $9.1 million for the first quarter of 2012, a slight decrease of 1% from $9.2 million for the first quarter of 2011. Royalty revenues accounted for 60% of our total revenues for the first quarter of 2012, as compared to 61% for the comparable period of 2011. The slight decrease in royalty revenues for the first quarter of 2012 reflected a decrease in the average per unit royalty rate, partially offset by higher quantities of products using our technology. Our customers reported sales of 278 million chipsets incorporating our technologies for the first quarter of 2012, compared to 236 million for the comparable period of 2011. The five largest royalty-paying customers accounted for 83% of our total royalty revenues for both the first quarter of 2012 and 2011.

As of March 31, 2012, 27 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements. As of March 31, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements.

Other Revenues

Other revenues were $0.9 million for the first quarter of 2012, an increase of 21% from $0.7 million for the first quarter of 2011. The increase in other revenues reflected principally higher sales of development systems. Other revenues accounted for 6% of our total revenues for the first quarter of 2012, compared to 5% for the comparable period of 2011. Other revenues include support and training for licensees and sales of development systems.

Geographic Revenue Analysis

	First Quarter 2012			First Quarter 2011
	(in millions, except percentages)
United States		$3.0	20%		$3.2	21%
Europe and Middle East (1) (2)		$3.7	24%		$7.5	50%
Asia Pacific (3) (4)		$8.4	56%		$4.4	29%

(1) Switzerland	$	*)	*)		$1.7	11%
(2) Germany		$1.8	12%		$5.6	37%
(3) China		$5.2	35%		$2.8	18%
(4) Japan		$2.4	16%	$	*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $0.9 million for both the first quarter of 2012 and 2011. Cost of revenues accounted for 6% of our total revenues for both the first quarter of 2012 and 2011. Included in cost of revenues for the first quarter of 2012 was a non-cash equity-based compensation expense of $51,000, compared to $49,000 for the comparable period of 2011.

Gross Margin

Gross margin for the first quarter of 2012 and 2011 was both 94%.

Operating Expenses

Total operating expenses were $9.6 million for the first quarter of 2012, compared to $9.2 million for the comparable period of 2011. The increase in total operating expenses for the first quarter of 2012 principally reflected higher salary and related costs, marketing and trade show expenses, travel expenses and non-cash equity-based compensation expenses, partially offset by lower commission expenses.

We currently anticipate that our operating expenses will be flat in 2012 in comparison to 2011.

Research and Development Expenses, Net

Our research and development expenses were $5.5 million for the first quarter of 2012, compared to $5.3 million for the comparable period of 2011. The net increase for the first quarter of 2012 principally reflected higher salary and related costs. Included in research and development expenses for the first quarter of 2012 were non-cash equity-based compensation expenses of $465,000, compared to $378,000 for the comparable period of 2011. Research and development expenses as a percentage of our total revenues were 36% for the first quarter of 2012, compared to 35% for the comparable period of 2011.

The number of research and development personnel was 130 at March 31, 2012, compared to 128 at March 31, 2011.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.3 million for the first quarter of 2012, compared to $2.2 million for the comparable period of 2011. The increase for the first quarter of 2012 principally reflected higher marketing and trade show expenses and travel expenses, partially offset by lower commission expenses. Included in sales and marketing expenses for the first quarter of 2012 were non-cash equity-based compensation expenses of $239,000, compared to $201,000 for the comparable period of 2011. Sales and marketing expenses as a percentage of our total revenues were 15% for both the first quarter of 2012 and 2011.

The total number of sales and marketing personnel was 23 at March 31, 2012, compared to 22 at March 31, 2011.

General and Administrative Expenses

Our general and administrative expenses were $1.9 million for the first quarter of 2012, compared to $1.8 million for the comparable period of 2011. The increase for the first quarter of 2012 principally reflected higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2012 were non-cash equity-based compensation expenses of $490,000, compared to $326,000 for the comparable period of 2011. General and administrative expenses as a percentage of total revenues were 12% for both the first quarter of 2012 and 2011.

The number of general and administrative personnel was 24 at both March 31, 2012 and 2011.

Financial and Other Income, Net (in millions)

	First Quarter 2012	First Quarter 2011
Financial income, net	$0.95	$0.55
of which:
Interest income and gains and losses from marketable securities, net	$0.97	$0.63
Foreign exchange loss	$(0.02)	$(0.08)

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $18,000 and $84,000 for the first quarter of 2012 and 2011, respectively.

Provision for Income Taxes

Our income tax expenses were $689,000 for the first quarter of 2012, compared to $770,000 for the comparable period of 2011. The decrease for the first quarter of 2012 primarily reflected a decrease in withholding tax expenses for which we were unable to obtain a refund from a certain tax authority, partially offset by a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax exempt status for the first quarter of 2011 to a tax rate of 10% for this investment program beginning in the first quarter of 2012. We have significant operations in Israel and the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

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

The tax benefits under our Israeli subsidiary’s first five investment programs have expired and are subject to corporate tax of 25% in 2012. However, our Israeli operating subsidiary received an approval for the erosion of tax basis in respect to its second, third, fourth and fifth investment programs, and as a result no taxable income was attributed to the second, third and fourth investment programs, and a reduced taxable income was attributed to the fifth investment program. The approval did result in an increase in the taxable income attributable to our Israeli subsidiary’s eighth investment program, which has a reduced taxable income for the first quarter of 2012. Our Israeli subsidiary’s sixth, seventh and eighth investment programs are subject to corporate tax rate of 10% for the first quarter of 2012. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

On December 29, 2010, new legislation amending the Investment Law was adopted (the “New Amendment”). Under the New Amendment, a uniform corporate tax rate will apply to all qualifying income of certain “Industrial Companies,” as opposed to the current law’s incentives, which are limited to income from Approved Enterprises and Benefited Enterprises during their benefit period. The New Amendment became effective as of January 1, 2011. Among other things, the New Amendment sets forth the following amended tax rates for income generated from qualified investment programs: during 2011 and 2012 - 15%; during 2013 and 2014 - 12.5%; and during 2015 and thereafter - 12%.

We do not currently intend to implement the New Amendment; rather we intend to continue to comply with the Investment Law as in effect prior to enactment of the New Amendment until the earlier of such time that compliance with the Investment Law prior to enactment of the New Amendment is no longer in our best interests or until the expiration of our current investment programs. We are required to comply with the New Amendment subsequent to the expiration of our current investment programs and for any new qualified investment program after a transitional period. As a result, the New Amendment may increase our average tax rate in future years.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with allowance for doubtful accounts, fair value of financial instruments, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

See our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had approximately $6.3 million in cash and cash equivalents, $62.1 million in short term bank deposits, $69.2 million in marketable securities, and $25.3 million in long term bank deposits, totaling $162.9 million, compared to $164.5 million at December 31, 2011. During the first quarter of 2012, we invested $30.9 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $25.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of comprehensive income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first quarter of 2012. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2012.

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

Operating Activities

Cash provided by operating activities for the first quarter of 2012 was $5.6 million and consisted of net income of $4.9 million, adjustments for non-cash items of $1.2 million, and changes in operating assets and liabilities of $0.5 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and equity-based compensation expenses, $0.4 million of amortization of premiums on available-for-sale marketable securities, and $0.5 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivable of $0.4 million, an increase in prepaid expenses and other accounts receivable of $0.1 million, an increase in deferred tax assets, net, of $0.3 million, a decrease in deferred revenues of $0.5 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.3 million as financing cash flows, partially offset by an increase in trade payable of $0.2 million and an increase in taxes payable of $0.8 million.

Cash provided by operating activities for the first quarter of 2011 was $10.0 million and consisted of net income of $4.6 million, adjustments for non-cash items of $1.4 million, and changes in operating assets and liabilities of $4.0 million. Adjustments for non-cash items primarily consisted of $1.1 million of depreciation and equity-based compensation expenses, $0.5 million of amortization of premiums on available-for-sale marketable securities, and $0.2 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivable of $4.7 million, an increase in accrued expenses and other payables of $0.2 million, and an increase in taxes payable of $0.3 million, partially offset by an increase in prepaid expenses and other accounts receivable of $0.2 million, an increase in deferred tax assets, net, of $0.3 million, a decrease in trade payable of $0.2 million, a decrease in deferred revenues of $0.2 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.3 million as financing cash flows.

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

Investing Activities

Net cash used in investing activities for the first quarter of 2012 was $5.8 million, compared to $14.4 million of net cash used in investing activities for the comparable period of 2011. We had a cash outflow of $12.9 million and a cash inflow of $13.4 million in respect of investments in marketable securities during the first quarter of 2012, as compared to cash outflow of $17.0 million and a cash inflow of $14.1 million in respect of investments in marketable securities during the first quarter of 2011. For the first quarter of 2012, we had a net investment of $6.3 million in bank deposits, as compared to an investment of $11.5 million in bank deposits for the comparable period of 2011.

Financing Activities

Net cash used in financing activities for the first quarter of 2012 was $8.4 million, compared to $2.5 million of net cash provided by financing activities for the comparable period of 2011.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2012, we repurchased 400,063 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.83 per share, for an aggregate purchase price of $9.5 million. No repurchases were done during the first quarter of 2011.

During the first quarter of 2012, we received $0.8 million from the issuance of common stock and treasury stock upon exercises of stock options and purchases under our employee stock purchase plan, as compared to $2.2 million received during the first quarter of 2011 from the issuance of common stock upon exercises of stock options and purchases under our employee stock purchase plan. During both the first quarter of 2012 and 2011, we classified $0.3 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $18,000 and $84,000 for the first quarter of 2012 and 2011, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we instituted a foreign currency cash flow hedging program starting in the second quarter of 2007. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2012 and 2011, we recorded accumulated other comprehensive gain of $247,000 and $17,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2012, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $42,000, which will be recorded in the consolidated statements of income during the following 9 months. We recognized a net loss of $57,000 and a net gain of $73,000 for the first quarter of 2012 and 2011, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2012, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2012. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.97 million for the first quarter of 2012, compared to $0.63 million for the comparable period of 2011. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We are exposed primarily to fluctuations in the level of U.S., Israeli and EMU (European Monetary Union) interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We currently do not have any derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 other than (1) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any,” (8) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses,” and (9) changes to the Risk Factor below entitled “Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.”

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	the mix of revenues among licensing revenues, royalty revenues and service revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter handsets and consumer products shipments. However, the magnitude of this general quarterly fluctuation varies annually and may be impacted by global economic conditions and market share changes in handset devices powered by CEVA technology sold in any given quarter as compared to the prior quarter.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Two customers, varying in identity from period-to-period, accounted for 30% and 12% of our total revenues for the first quarter of 2012. Our five largest customers, varying in identity from period-to-period, accounted for 67% of our total revenues for the first quarter of 2012. Our five largest royalty-paying customers, varying in identity from period-to-period, accounted for 83% of our total royalty revenues for the first quarter of 2012. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Moreover, the growth of our business is significantly dependent on our customers and market acceptance of their end-products that incorporate our technologies. We currently anticipate that revenues for the second quarter of 2012 will be lower than the first quarter of 2012. This trend is due to a variety of factors, one of which are market challenges Nokia, a major OEM of our customers’, is experiencing with its 2G phones, which incorporate our technologies, and the potential for slower than anticipated adoption of our technologies in its 3G phones.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 60% of our total revenues for the first quarter of 2012. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, we currently anticipate that revenues for the second quarter of 2012 will be lower than the first quarter of 2012. This trend is due to a variety of factors, one of which is an anticipated decrease in royalties associated with a decline in the average selling prices of low-cost 2G feature phones.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 78% of our total revenues for the first quarter of 2012. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 80% of our total revenues for the first quarter of 2012 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $319,000 for the first quarter of 2012. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $5.5 million for the first quarter of 2012 and represented 36% of our total revenues for the period. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (25% in 2012) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2014. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

We have significant operations in Israel and the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be double taxed both in Israel and the U.S.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2012 to January 31, 2012)	—	—	—	1,966,700
Month #2 (February 1, 2012 to February 29, 2012)	—	—	—	1,966,700
Month #3 (March 1, 2012 to March 31, 2012)	400,063	$23.83	400,063	1,566,637
TOTAL	400,063	$23.83	400,063	1,566,637	(2)

(1)	In January 2012, our Board of Directors authorized the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorization as of January 2012.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2012	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 10, 2012	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)