Form 10-Q
period 2012-06-30
CEVA INC
filed 2012-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,586,653 shares of common stock, $0.001 par value, as of August 3, 2012.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets continues to progress;

•

Our belief that the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that we are well positioned to leverage the growth in the 3G enabled phones in developing countries and the broad adoption of 4G LTE-based advanced smartphones in market markets;

•	Our belief that we are well-positioned to capitalize on the growth in the mobile connected devices and machine 2 machine markets;

•	Our belief that our audio/voice product lines enable us to continue to expand our licensing base in the audio & voice market;

•

Our belief that the following four market trends represent significant growth drivers for us: (1) evolution of cellular networks, (2) emergence of 3G and 4G connectivity, (3) mass adoption and feature set enhancements of smartphones, and (4) proliferation of smart devices in the home;

•

Our anticipation that certain market trends would cause revenues for the third quarter of 2012 to be lower than the first and second quarters of 2012 and that these trends may result in our 2012 annual revenues to be lower than our 2011 annual revenues;

•	Our belief that in the fourth quarter of 2012 we may return to a royalty revenue sequential increase after a few quarters of sequential revenue declines;

•	Our belief that the penetration of handsets, especially low-cost phones, in emerging markets, such as India, Latin America and Africa, could generate future growth potential for our business;

•	Our anticipation that our operating expenses will be lower in 2012 in comparison to 2011;

iii

•

Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including Gartner Research and Strategy Analytics.

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

This report contains market data prepared by third party research firm, Gartner Research and Strategy Analytics. Actual market results may differ from their projections.

iv

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$20,507	$14,954
Short term bank deposits	61,610	55,431
Marketable securities (see Note 3)	54,531	69,027
Trade receivables (net of allowance for doubtful accounts of $25 at both June 30, 2012 and December 31, 2011)	4,702	5,116
Deferred tax assets	2,015	2,248
Prepaid expenses and other accounts receivable	2,468	2,320

Total current assets	145,833	149,096

Long term bank deposit	19,321	25,106
Severance pay fund	5,645	5,473
Deferred tax assets	1,063	832
Property and equipment, net	1,177	1,235
Goodwill	36,498	36,498
Investment in other company	900	900

Total long-term assets	64,604	70,044

Total assets	$210,437	$219,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,006	$580
Deferred revenues	1,032	1,074
Accrued expenses and other payables	8,077	10,124
Income taxes payable, net	1,542	545
Deferred tax liabilities	94	290

Total current liabilities	11,751	12,613

Long term liabilities:
Accrued severance pay	5,697	5,607

Stockholders’ equity:
Preferred Stock:
$0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 22,538,937 and 23,543,746 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	23	24
Additional paid in-capital	195,814	191,945
Treasury stock	(20,556)	—
Accumulated other comprehensive loss	(324)	(901)
Retained earnings	18,032	9,852

Total stockholders’ equity	192,989	200,920

Total liabilities and stockholders’ equity	$210,437	$219,140

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenues:
Licensing	$10,480	$10,303	$5,364	$5,195
Royalties	16,701	17,478	7,595	8,272
Other revenue	1,523	1,659	633	921

Total revenues	28,704	29,440	13,592	14,388
Cost of revenues	1,881	1,824	1,011	876

Gross profit	26,823	27,616	12,581	13,512
Operating expenses:
Research and development, net	10,911	10,655	5,425	5,405
Sales and marketing	4,393	4,551	2,104	2,327
General and administrative	3,718	3,486	1,849	1,732

Total operating expenses	19,022	18,692	9,378	9,464

Operating income	7,801	8,924	3,203	4,048
Financial income, net	1,922	1,252	974	707

Income before taxes on income	9,723	10,176	4,177	4,755
Income taxes	1,387	1,402	698	632

Net income	$8,336	$8,774	$3,479	$4,123

Basic net income per share	$0.36	$0.38	$0.15	$0.18

Diluted net income per share	$0.35	$0.37	$0.15	$0.17

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	23,188	22,900	22,873	23,107

Diluted	23,842	24,028	23,449	24,165

Comprehensive income	$8,913	$8,896	$3,052	$4,133

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital		Accumulated other comprehensive income (loss)		Total stockholders’ equity
Six months ended June 30, 2012	Shares	Amount			Treasury stock		Retained earnings
Balance as of January 1, 2012	23,543,746	$24		$191,945	$—	$(901)	$9,852	$200,920
Net income	—	—		—	—	—	8,336	8,336
Unrealized gain from available-for-sale securities, net	—	—		—	—	501	—	501
Unrealized gain from hedging activities, net	—	—		—	—	76	—	76
Equity-based compensation	—	—		2,322	—	—	—	2,322
Tax benefit related to exercise of stock options	—	—		752	—	—	—	752
Issuance of Common Stock upon exercise of stock options	17,448	(*	)	166	—	—	—	166
Issuance of Common Stock under employee stock purchase plan	33,966	(*	)	629	—	—	—	629
Purchase of Treasury Stock	(1,066,742)	(1)		—	(20,792)	—	—	(20,793)
Issuance of Treasury Stock upon exercise of stock options	10,519	(*	)	—	236	—	(156)	80

Balance as of June 30, 2012	22,538,937	$23		$195,814	$(20,556)	$(324)	$18,032	$192,989

	Common stock			Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)
Six months ended June 30, 2011	Shares	Amount					Total stockholders’ equity
Balance as of January 1, 2011	22,524,449	$23		$176,838	$317	$(8,710)	$168,468
Net income	—	—		—	—	8,774	8,774
Unrealized gain from available-for-sale securities, net	—	—		—	146	—	146
Unrealized loss from hedging activities, net	—	—		—	(24)	—	(24)
Equity-based compensation	—	—		2,125	—	—	2,125
Tax benefit related to exercise of stock options	—	—		1,779	—	—	1,779
Issuance of Common Stock upon exercise of stock options	727,003	(*	)	6,046	—	—	6,046
Issuance of Common Stock under employee stock purchase plan	95,252	(*	)	590	—	—	590

Balance as of June 30, 2011	23,346,704	$23		$187,378	$439	$64	$187,904

(*)	Amount less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,336	$8,774
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	259	253
Equity-based compensation	2,322	2,125
Gain from sale of property and equipment	—	(10)
Realized gain on sale of available-for-sale marketable securities	(127)	(7)
Amortization of premiums on available-for-sale marketable securities	709	1,045
Accrued interest on bank deposits	(910)	(457)
Unrealized foreign exchange loss (gain)	(57)	44
Changes in operating assets and liabilities:
Decrease in trade receivables	414	2,284
Decrease in prepaid expenses and other accounts receivable	600	1,184
Increase in deferred taxes, net	(415)	(1,693)
Increase in trade payables	444	226
Increase (decrease) in deferred revenues	(42)	3,030
Decrease in accrued expenses and other payables	(1,849)	(1,651)
Increase in income taxes payable	997	445
Excess tax benefit from equity-based compensation	(752)	(1,779)
Decrease in accrued severance pay, net	(78)	(11)

Net cash provided by operating activities	9,851	13,802

Cash flows from investing activities:
Purchase of property and equipment	(201)	(213)
Proceeds from sale of property and equipment	—	10
Investment in bank deposits	(28,604)	(22,500)
Proceeds from bank deposits	29,073	5,065
Investment in available-for-sale marketable securities	(20,367)	(27,600)
Proceeds from maturity of available-for-sale marketable securities	9,150	16,477
Proceeds from sale of available-for-sale marketable securities	25,845	3,998

Net cash provided by (used in) investing activities	14,896	(24,763)

Cash flows from financing activities:
Purchase of Treasury Stock	(20,793)	—
Proceeds from issuance of Common Stock upon exercise of stock options	166	6,046
Proceeds from issuance of Common Stock under employee stock purchase plan	629	590
Proceeds from issuance of Treasury Stock upon exercise of stock options	80	—
Excess tax benefit from equity-based compensation	752	1,779

Net cash provided by (used in) financing activities	(19,166)	8,415
Effect of exchange rate movements on cash	(28)	(173)

Increase (decrease) in cash and cash equivalents	5,553	(2,719)
Cash and cash equivalents at the beginning of the period	14,954	17,098

Cash and cash equivalents at the end of the period	$20,507	$14,379

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, including communications (wireless, Wi-Fi and Bluetooth), vision and image signal processing, audio & voice, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at June 30, 2012 and December 31, 2011:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

	As at June 30, 2012 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$15,741	$46	$(38)	$15,749

	15,741	46	(38)	15,749
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	583	—	(2)	581
Corporate bonds	36,532	73	(363)	36,242

	39,075	73	(366)	38,782

Total	$54,816	$119	$(404)	$54,531

	As at December 31, 2011 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$22,204	$16	$(115)	$22,105

	22,204	16	(115)	22,105
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	2,206	—	(2)	2,204
Foreign government bond	592	—	(3)	589
Corporate bonds	45,024	84	(979)	44,129

	47,822	84	(984)	46,922

Total	$70,026	$100	$(1,099)	$69,027

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2012	$22,002	$(219)	$9,443	$(185)
As of December 31, 2011	$48,594	$(923)	$5,476	$(176)

As of June 30, 2012 and December 31, 2011, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

For the three months ended June 30, 2012 and 2011, the Company recognized gross realized gains of $111 and $16, respectively, and gross realized losses of $29 and $6, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized gross realized gains of $163 and $17, respectively, and gross realized losses of $36 and $10, respectively.

NOTE 4:    FAIR VALUE MEASUREMENT

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

Description	June 30, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	$—	$1,959	$—
Foreign government bond	581	—	581	—
Corporate bonds	51,991	—	51,991	—
Foreign exchange contracts	22	—	22	—

Total assets	54,553	—	54,553	—

Liabilities:
Foreign exchange contracts	141	—	141	—

Total liabilities	141	—	141	—

Description	December 31, 2011	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	$—	$2,204	$—
Foreign government bond	589	—	589	—
Corporate bonds	66,234	—	66,234	—

Total assets	69,027	—	69,027	—

Liabilities:
Foreign exchange contracts	225	—	225	—

Total liabilities	225	—	225	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables, income taxes payable and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2012 due to the short-term maturities of these instruments.

NOTE 5:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,				Three months ended June 30,
	2012		2011		2012		2011
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$6,177		$6,552		$3,179		$3,376
Europe and Middle East (1) (2)	7,090		11,305		3,412		3,840
Asia Pacific (3) (4) (5)	15,437		11,583		7,001		7,172

	$28,704		$29,440		$13,592		$14,388

(1) Germany	$3,399		$7,743		$1,606		$2,177
(2) Switzerland	*	)	$3,112		*	)	*	)
(3) Japan	$3,140		*	)	*	)	*	)
(4) China	$9,294		$6,336		$4,056		$3,556
(5) S. Korea	*	)	*	)	$1,619		*	)

*)	Less than 10%

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Customer A	28%	14%	25%	12%
Customer B	12%	16%	12%	*	)
Customer C	12%	* )	15%	*	)
Customer D	* )	* )	12%	*	)
Customer E	—	10%	—	*	)
Customer F	* )	10%	* )	*	)

*)	Less than 10%

NOTE 6:    NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

during each period, plus dilutive potential shares of common stock considered outstanding during the period, in accordance with FASB ASC No. 260, “Earnings Per Share.”

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$8,336	$8,774	$3,479	$4,123

Denominator:
Weighted-average common stock outstanding	23,188	22,900	22,873	23,107
Effect of stock options	654	1,128	576	1,058

Diluted weighted average common stock outstanding	23,842	24,028	23,449	24,165

Basic net income per share	$0.36	$0.38	$0.15	$0.18

Diluted net income per share	$0.35	$0.37	$0.15	$0.17

The weighted average number of shares related to outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 764,861 and 1,212,482 shares for the three and six months ended June 30, 2012, respectively, and 557,800 and 461,299 shares for the corresponding periods of 2011.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options to employees and non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The options granted under these plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option activity and related information for the three months ended June 30, 2012, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of March 31, 2012	1,864,858	$15.79
Granted	165,000	17.38
Exercised	(7,615)	8.06
Forfeited or expired	(3,447)	23.79

Outstanding as of June 30, 2012	2,018,796	$15.93	4.9	$3,383,254

Exercisable as of June 30, 2012	1,134,037	$11.84	3.7	$6,548,109

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of comprehensive income:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$104	$110	$53	$61
Research and development, net	859	862	394	484
Sales and marketing	439	456	200	255
General and administrative	920	697	430	371

Total equity-based compensation expense	$2,322	$2,125	$1,077	$1,171

The fair value for the Company’s stock options granted to employees and non-employees directors was estimated using the following assumptions:

	Three months ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	47%-58%	39%-56%
Risk-free interest rate	0.2%-1.2%	0.2%-2.5%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	5%	5%
Contractual term of up to	10 Years	10 Years
Suboptimal exercise multiple (employees)	2.1	2.0
Suboptimal exercise multiple (executives)	2.4	2.3

The Company did not grant new purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2012 and 2011.

As of June 30, 2012, there was $4,448 of unrecognized compensation expense related to unvested awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2012 and December 31, 2011, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $7,425 and $8,350, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of June 30, 2012 and December 31, 2011, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $2,496 and $0, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at June 30,	As at December 31,
	2012	2011
	(Unaudited)	(Audited)
Derivative assets:
Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	$22	$—

Total	$22	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$100	$143
Foreign exchange forward contracts	41	82

Total	$141	$225

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheet.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(38)	$155	$(203)	$112
Foreign exchange forward contracts	(18)	60	(69)	13

	$(56)	$215	$(272)	$125

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

U.S. dollars in thousands, except share and per share amounts)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$81	$(228)	$49	$(171)
Foreign exchange forward contracts	59	(14)	34	2

	$140	$(242)	$83	$(169)

The Company recorded in cost of revenues and operating expenses a net loss of $83 and $140 during the three and six months ended June 30, 2012, respectively, and a net gain of $169 and $242 for the comparable periods of 2011, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $22 for both the three and six months ended June 30, 2012, and a loss of $131 and $284 for the comparable periods of 2011, related to derivatives not qualified as hedging instruments.

NOTE 9:     SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the first quarter of 2012, the Company repurchased 400,063 shares of common stock at an average purchase price of $23.83 per share for an aggregate purchase price of $9,535. During the second quarter of 2012, the Company repurchased 666,679 shares of common stock at an average purchase price of $16.89 per share for an aggregate purchase price of $11,258. The Company did not repurchase any shares of common stock during the six months ended June 30, 2011. As of June 30, 2012, 899,958 shares of common stock remained available for repurchase under its share repurchase program.

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

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2011, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. Shipments of CEVA-powered chipsets in 2011 increased 68% over 2010, illustrating continued, strong market deployment of our technology.

During the past six years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs – HTC, Huawei, LG Electronics, Motorola, Nokia, Samsung, Sony, ZTE and a major U.S.-based smartphone manufacturer. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 43% of the worldwide shipment volume based on first quarter 2012 worldwide shipments. Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues for 2011 and 79% for the first half of 2012. The mobile broadband space is a category of wireless-enabled products, among which are tablets, notebooks, electronic books, machine-to-machine devices, automotive applications and smart grids.

We believe the full scale migration to our DSP cores and technologies in the handsets and mobile broadband markets continues to progress. Specifically, we believe the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics latest forecast estimates that worldwide cellular baseband shipments will grow by 4.87% in 2012 to reach 2.326 billion units. We believe that the majority of this growth will come from 3G enabled phones in developing countries and the broader adoption of 4G LTE-based advanced smartphones in mature markets. We are well positioned to capitalize on the growth in the above segments, as well as growth from other mobile connected devices such as tablets, electronic books and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly. During the second quarter of 2012, we signed new agreements for our DSPs targeting the 4G LTE market, bringing the total number of LTE design wins for our DSPs to more than 20. This includes the first design win for our new, best of breed communications DSP, the CEVA-XC4000.

Beyond products enabled by our technologies for baseband in handsets and mobile broadband markets, we continue to strategically target growth in non-baseband applications, such as audio & voice, imaging, vision and connectivity. Advanced audio and wideband voice processing requires significantly more DSP performance than existing solutions used in smartphones, automotive and digital home applications. Our audio/voice product lines, including the CEVA-TeakLite-III and new CEVA-TeakLite-4 DSPs, are ideally positioned to address these requirements, and can enable us to continue to expand our licensing base in these markets.

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

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments or lower royalty rates negotiated with customers due to competitive pressure. Moreover, some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue sources and increase our existing customers’ negotiation leverage. Also, since we derive a significant portion of our revenues from the handsets market, any negative trends in that market would adversely affect our financial results. According to Gartner Research, in the first quarter of 2012, sales of handsets to end-users declined 2% versus the first quarter of 2011. This was the first time since the second quarter of 2009 that the handsets market has contracted. This market downturn, which comes after 10 straight quarters of growth, is mainly due to the economic weakness in mature markets and slowing demand in the Asia Pacific region as consumers wait for new smartphone launches. Nonetheless, based on our shipment data, we managed to buck this global handsets market decline and expanded our shipment volumes by 2% versus 2011.

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

We currently anticipate that revenues for the third quarter of 2012 will be lower than the first and second quarters of 2012. Notwithstanding our belief that we may return to a sequential increase in royalty revenues for the fourth quarter of 2012 after a few quarters of sequential revenue declines, we further believe that our 2012 annual revenues may be lower than our 2011 annual revenues. We believe a variety of factors negatively affect our projected financial results; most significantly, the current uncertain macroeconomic environment, 3G inventory declines ahead of new smartphone introductions later in the year and intense pricing pressure in the 2G feature phone segment as consumers transition to low cost smartphones.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $13.6 million and $28.7 million for the second quarter and first half of 2012, respectively, representing a decrease of 6% and 3%, respectively, as compared to the corresponding periods in 2011. The decrease in total revenues for the second quarter and first half of 2012 reflected lower royalty and other revenues offset by slightly higher licensing revenues. Five largest customers accounted for 73% and 67% of our total revenues for the second quarter and first half of 2012, respectively, as compared to 49% and 59% for the comparable periods in 2011. Four customers accounted for 25%, 12%, 15% and 12% of our total revenues for the second quarter of 2012, as compared to one customer that accounted for 12% of our total revenues for the second quarter of 2011. Three customers accounted for 28%, 12% and 12% of our total revenues for the first half of 2012, as compared to four customers that accounted for 14%, 16%, 10% and 10% of our total revenues for the first half of 2011. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets and mobile broadband markets represented 80% and 79% of our total revenues for the second quarter and first half of 2012, respectively, as compared to 76% and 80% for the comparable periods in 2011.

Licensing Revenues

Licensing revenues were $5.4 million and $10.5 million for the second quarter and first half of 2012, respectively, an increase of 3% and 2% from the second quarter and first half of 2011. The increase in licensing revenues for the second quarter and first half of 2012, as compared to the corresponding periods of 2011, reflected higher revenues from our CEVA-TeakLite DSP core family of products and our Bluetooth IP, partially offset by lower revenues from our CEVA-X DSP core family of products and our SATA IP.

Licensing revenues accounted for 39% and 37% of our total revenues for the second quarter and first half of 2012, respectively, compared to 36% and 35% for the comparable periods of 2011. During the second quarter of 2012, we concluded eight new license agreements. Six agreements were for CEVA DSP cores, platforms and software, and two agreements were for CEVA Bluetooth IP. Target applications for customer deployment are LTE smartphones, microcells, broadband communications and connectivity. Geographically, three of the agreements signed were in the U.S., and five were in Asia Pacific.

Royalty Revenues

Royalty revenues were $7.6 million and $16.7 million for the second quarter and first half of 2012, respectively, a decrease of 8% and 4% from the second quarter and first half of 2011. Royalty revenues accounted for 56% and 58% of our total revenues for the second quarter and first half of 2012, respectively, compared to 58% and 59% for the comparable periods of 2011. The decrease in royalty revenues for the second quarter and first half of 2012 reflected mainly a decrease in the average per unit royalty rate and lower quantities of 2G products shipped incorporating our technology, partially offset by higher quantities of 3G products shipped incorporating our technology which also bear higher royalty average selling prices. Our customers reported sales of 247 million chipsets and 525 million chipsets incorporating our technologies for the second quarter and first half of 2012, respectively, compared to 246 million and 482 million for the comparable periods of 2011. The five largest royalty-paying customers accounted for 82% and 83% of our total royalty revenues for the second quarter and first half of 2012, respectively, compared to 72% and 76% for the comparable periods of 2011.

As of June 30, 2012, 28 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements. As of June 30, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements.

Other Revenues

Other revenues were $0.6 million and $1.5 million for the second quarter and first half of 2012, respectively, a decrease of 31% and 8% from the second quarter and first half of 2011, respectively. The decrease in other revenues for the second quarter of 2012 reflected lower technical support revenues and lower sales of development systems. The decrease in other revenues for the first half of 2012 reflected lower technical support revenues, offset by higher sales of development systems. Other revenues accounted for 5% of our total revenues for both the second quarter and first half of 2012, compared to 6% for both the comparable periods of 2011. Other revenues include support and training for licensees and sales of development systems.

Geographic Revenue Analysis

	First Half 2012			First Half 2011			Second Quarter 2012			Second Quarter 2011
	(in millions, except percentages)
United States		$6.2	21%		$6.5	22%		$3.2	23%		$3.4	23%
Europe and Middle East (1) (2)		$7.1	25%		$11.3	39%		$3.4	25%		$3.8	27%
Asia Pacific (3) (4) (5)		$15.4	54%		$11.6	39%		$7.0	52%		$7.2	50%

(1) Germany		$3.4	12%		$7.7	26%		$1.6	12%		$2.2	15%
(2) Switzerland	$	*)	*)		$3.1	11%	$	*)	*)	$	*)	*)
(3) Japan		$3.1	11%	$	*)	*)	$	*)	*)	$	*)	*)
(4) China		$9.3	32%		$6.3	22%		$4.1	30%		$3.6	25%
(5) S. Korea	$	*)	*)	$	*)	*)		$1.6	12%	$	*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.0 million and $1.9 million for the second quarter and first half of 2012, respectively, compared to $0.9 million and $1.8 million for the comparable periods of 2011. Cost of revenues accounted for 7% of our total revenues for both the second quarter and first half of 2012, compared to 6% for both the comparable periods of 2011. The increase for the second quarter of 2012 principally reflected higher salary and related costs. The increase for the first half of 2012 principally reflected higher salary and related costs, partially offset by lower customization work for our licensees. Included in cost of revenues for the second quarter and first half of 2012 were non-cash equity-based compensation expense of $53,000 and $104,000, respectively, compared to $61,000 and $110,000 for the comparable periods of 2011.

Gross Margin

Gross margin for the second quarter and first half of 2012 were both 93%, compared to 94% for both the comparable periods of 2011. Gross margin decreased for the comparable periods mainly due to lower royalty revenues which have higher gross margins.

Operating Expenses

Total operating expenses were $9.4 million and $19.0 million for the second quarter and first half of 2012, respectively, compared to $9.5 million and $18.7 million for the comparable periods of 2011. The decrease in total operating expenses for the second quarter of 2012 principally reflected higher research grants received from the Office of Chief Scientist of Israel, partially offset by higher project-related expenses. The increase in total operating expenses for the first half of 2012 principally reflected higher salary and related costs, project-related expenses, travel expenses and non-cash equity-based compensation expenses, partially offset by lower commission expenses and higher research grants received from the Office of Chief Scientist of Israel.

We currently anticipate that our operating expenses will be lower in 2012 in comparison to 2011.

Research and Development Expenses, Net

Our research and development expenses, net were $5.4 million and $10.9 million for the second quarter and first half of 2012, respectively, compared to $5.4 million and $10.7 million for the comparable periods of 2011. Research and development expenses, net for the second quarter of 2012 principally reflected higher project-related expenses in comparison to the second quarter of 2011, partially offset by higher research grants received from the Office of Chief Scientist of Israel in comparison to the second quarter of 2011. The net increase for the first half of 2012 principally reflected higher salary and related costs and higher project-related expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel. Included in research and development expenses for the second quarter and first half of 2012 were non-cash equity-based compensation expenses of $394,000 and $859,000, respectively, compared to $484,000 and $862,000 for the comparable periods of 2011. Research and development expenses as a percentage of our total revenues were 40% and 38% for the second quarter and first half of 2012, respectively, compared to 38% and 36% for the comparable periods of 2011.

The number of research and development personnel was 129 at June 30, 2012, compared to 131 at June 30, 2011.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.1 million and $4.4 million for the second quarter and first half of 2012, respectively, compared to $2.3 million and $4.5 for the comparable periods of 2011. The decrease for the second quarter of 2012 principally reflected lower marketing and trade show expenses and lower commission expenses. The decrease for the first half of 2012 principally reflected lower commission expenses, partially offset by higher marketing and trade show expenses and travel expenses. Included in sales and marketing expenses for the second quarter and first half of 2012 were non-cash equity-based compensation expenses of $200,000 and $439,000, respectively, compared to $255,000 and $456,000 for the comparable periods of 2011. Sales and marketing expenses as a percentage of our total revenues were 15% for both the second quarter and first half of 2012, compared to 16% and 15% for the comparable periods of 2011.

The total number of sales and marketing personnel was 24 at the end of both June 30, 2012 and 2011.

General and Administrative Expenses

Our general and administrative expenses were $1.8 million and $3.7 million for the second quarter and first half of 2012, respectively, compared to $1.7 million and $3.5 million for the comparable periods of 2011. The increase for the second quarter of 2012 principally reflected higher professional services cost. The increase for the first half of 2012 principally reflected higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2012 were non-cash equity-based compensation expenses of $430,000 and $920,000, respectively, compared to $371,000 and $697,000 for the comparable periods of 2011. General and administrative expenses as a percentage of our total revenues were 14% and 13% for the second quarter and first half of 2012, respectively, compared to 12% for both the comparable periods of 2011.

The number of general and administrative personnel was 24 at June 30, 2012, compared to 23 at June 30, 2011.

Financial Income, Net (in millions)

	First Half 2012	First Half 2011	Second Quarter 2012	Second Quarter 2011
Financial income, net	$1.92	$1.25	$0.97	$0.70
of which:
Interest income and gains and losses from marketable securities, net	$1.89	$1.34	$0.92	$0.71
Foreign exchange loss	$0.03	$(0.09)	$0.05	$(0.01)

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $52,000 and $34,000 for the second quarter and first half of 2012, respectively, and a foreign exchange loss of $9,000 and $93,000 for the comparable periods of 2011.

Provision for Income Taxes

Our income tax expenses were $0.7 million and $1.4 million for the second quarter and first half of 2012, compared to $0.6 million and $1.4 million for the comparable periods of 2011. Higher income tax expenses for the second quarter of 2012 in comparison to the second quarter of 2011 primarily reflected a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax exempt status for the first half of 2011 to a tax rate of 10% for this investment program beginning in the first half of 2012, partially offset by less income before taxes on income. We have significant operations in Israel, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% for the first half of 2012, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% for the first half of 2012. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had approximately $20.5 million in cash and cash equivalents, $61.6 million in short term bank deposits, $54.5 million in marketable securities, and $19.3 million in long term bank deposits, totaling $155.9 million, compared to $164.5 million at December 31, 2011. During the first half of 2012, we invested $49.0 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 35 months. In addition, during the same period, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $64.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of comprehensive income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2012. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012.

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

Operating Activities

Cash provided by operating activities for the first half of 2012 was $9.8 million and consisted of net income of $8.3 million, adjustments for non-cash items of $2.2 million, and changes in operating assets and liabilities of $0.7 million. Adjustments for non-cash items primarily consisted of $2.6 million of depreciation and equity-based compensation expenses, $0.8 million of amortization of premiums on available-for-sale marketable securities, and $0.9 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in deferred tax assets, net, of $0.4 million, a decrease in accrued expenses and other payables of $1.8 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.8 million as financing cash flows, partially offset by a decrease in trade receivables of $0.4 million, a decrease in prepaid expenses and other accounts receivable of $0.6 million, an increase in trade payables of $0.4 million and an increase in income taxes payable of $1.0 million.

Cash provided by operating activities for the first half of 2011 was $13.8 million and consisted of net income of $8.8 million, adjustments for non-cash items of $3.0 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $2.4 million of depreciation and equity-based compensation expenses, $1.0 million of amortization of premiums on available-for-sale marketable securities, and $0.5 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivable of $2.3 million, a decrease in prepaid expenses and other accounts receivable of $1.2 million, an increase in trade payables of $0.2 million, an increase in deferred revenues of $3.0 million, and an increase in income taxes payable of $0.4 million, partially offset by an increase in deferred tax assets, net, of $1.7 million, a decrease in accrued expenses and other payables of $1.7 million, and a classification of excess tax benefit from equity-based compensation expenses of $1.8 million as financing cash flows.

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

Investing Activities

Net cash provided by investing activities for the first half of 2012 was $14.9 million, compared to $24.8 million of net cash used in investing activities for the comparable period of 2011. We had a cash outflow of $20.4 million and a cash inflow of $35.0 million in respect of investments in marketable securities during the first half of 2012, as compared to cash outflow of $27.6 million and a cash inflow of $20.5 million in respect of investments in marketable securities during the first half of 2011. For the first half of 2012, we had net proceeds of $0.5 million from bank deposits, as compared to a net investment of $17.4 million in bank deposits for the comparable period of 2011.

Financing Activities

Net cash used in financing activities for the first half of 2012 was $19.2 million, compared to $8.4 million of net cash provided by financing activities for the comparable period of 2011.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the first half of 2012, we repurchased 1,066,742 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.49 per share, for an aggregate purchase price of $20.8 million. No repurchases were done during the first half of 2011.

During the first half of 2012, we received $0.9 million from the issuance of common stock and treasury stock upon exercises of stock options and purchases under our employee stock purchase plan, as compared to $6.6 million received during the first half of 2011 from the issuance of common stock upon exercises of stock options and purchases under our employee stock purchase plan. During the first half of 2012 and 2011, we classified $0.8 million and $1.8 million, respectively, of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $52,000 and $34,000 for the second quarter and first half of 2012, respectively, and a foreign exchange loss of $9,000 and $93,000 for the comparable periods of 2011. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2012, we recorded accumulated other comprehensive loss of $171,000 and accumulated other comprehensive gain of $76,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2011, we recorded accumulated other comprehensive loss of $41,000 and $24,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2012, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $129,000, which will be recorded in the consolidated statements of income during the following 10 months. We recognized a net loss of $83,000 and $140,000 for the second quarter and first half of 2012, respectively, and a net gain of $169,000 and $242,000 for the comparable periods of 2011, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2012, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2012. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.92 million and $1.89 million for the second quarter and first half of 2012, respectively, compared to $0.71 million and $1.34 million for the comparable periods of 2011. The increase in interest income and gains and losses from marketable securities, net, during the first half of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	We compete directly in the DSP cores space with Cognovo (in the process of being acquired by u-Blox), Coresonic (in the process of being acquired by Mediatek) and Verisilicon;

•	We compete with CPU IP providers, such as ARM Holdings, Synopsys (through its acquisition of the ARC technology), and Tensilica, who offer DSP and DSP extensions to their IP;

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	the mix of revenues among licensing revenues, royalty revenues and other revenues;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEM customers for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter handsets and consumer products shipments. However, the magnitude of this general quarterly fluctuation varies annually and may be impacted by global economic conditions and market share changes in handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, generally varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Four customers, varying in identity from period-to-period, accounted for 25%, 12%, 15% and 12% of our total revenues for the second quarter of 2012. Three customers, varying in identity from period-to-period, accounted for 28%, 12% and 12% of our total revenues for the first half of 2012. Our five largest customers, varying in identity from period-to-period, accounted for 73% and 67% of our total revenues for the second quarter and first half of 2012, respectively. Our five largest royalty-paying customers, varying in identity from period-to-period, accounted for 82% and 83% of our total royalty revenues for the second quarter and first half of 2012, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business. Moreover, the growth of our business is significantly dependent on our customers and market acceptance of their end-products that incorporate our technologies. Furthermore, consolidation among our customers may negatively affect our revenue source and increase our existing customers’ negotiation leverage.

We currently anticipate that revenues for the third quarter of 2012 will be lower than the first and second quarters of 2012. Notwithstanding our belief that we may return to a sequential increase in royalty revenues for the fourth quarter of 2012 after a few quarters of sequential revenue declines, we further believe that our 2012 annual revenues may be lower than our 2011 annual revenues. We believe a variety of factors negatively affect our projected financial results; most significantly, the current uncertain macroeconomic environment, 3G inventory declines ahead of new smartphone introductions later in the year and intense pricing pressure in the 2G feature phone segment as consumers transition to low cost smartphones.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 56% and 58% of our total revenues for the second quarter and first half of 2012, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, we currently anticipate that revenues for the third quarter of 2012 will be lower than the first and second quarters of 2012 and our 2012 annual revenues may be lower than 2011 annual revenues. These financial projections are due to a variety of factors, one of which is the anticipated continued decrease in royalties associated with a decline in the average selling prices of low-cost 2G feature phones. Moreover, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 80% and 79% of our total revenues for the second quarter and first half of 2012, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

According to Gartner Research, in the first quarter of 2012, sales of handsets to end-users declined 2% versus the first quarter of 2011. This was the first time since the second quarter of 2009 that the handsets market has contracted. This market downturn, which comes after 10 straight quarters of growth, is mainly due to the economic weakness in mature markets and slowing demand in the Asia Pacific region as consumers wait for new smartphone launches. Since a significant portion of our revenues are derived from the handsets market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 78% of our total revenues for the first half of 2012 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

One of our principal research and development facilities is located in, and our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $658,000 for the first half of 2012. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $10.9 million for the first half of 2012 and represented 38% of our total revenues for the period. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We have significant operations in Israel, as well as operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be double taxed both in Israel and the U.S.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2012 to April 30, 2012)	—	—	—	1,566,637
Month #2 (May 1, 2012 to May 31, 2012)	641,679	$16.88	641,679	924,958
Month #3 (June 1, 2012 to June 30, 2012)	25,000	$16.98	25,000	899,958
TOTAL	666,679	$16.89	666,679	899,958	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorization as of January 2012.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 9, 2012	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 9, 2012	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)