Form 10-Q
period 2012-09-30
CEVA INC
filed 2012-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,418,790 shares of common stock, $0.001 par value, as of November 2, 2012.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress;

•

Our belief that the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that we are well positioned to leverage the growth in the 3G enabled phones in developing countries and the broad adoption of 4G LTE-based advanced smartphones in mature markets;

•	Our belief that our audio/voice product lines enable us to continue to expand our licensing base in the audio & voice applications;

•

Our belief that the following three market trends represent significant growth drivers for us: (1) use cellular networks for devices other than handsets, (2) emergence of 3G connectivity in developing economies and 4G connectivity in developed countries, and (3) mass adoption of audio, imaging vision and feature set enhancements in smartphones,

•	Our anticipation that certain market trends may result in our 2012 annual revenues to be lower than our 2011 annual revenues;

•	Our belief that in the fourth quarter of 2012 we may return to a royalty revenue sequential increase after a few quarters of sequential revenue declines;

•

Our belief that the penetration of handsets, especially low-cost smartphones, in emerging markets, such as China, India, Latin America and Africa, could generate future growth potential for our business;

•	Our anticipation that our annual operating expenses will be lower in 2012 in comparison to 2011;

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

1

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$21,680	$14,954
Short term bank deposits	68,001	55,431
Marketable securities	51,968	69,027
Trade receivables (net of allowance for doubtful accounts of $25 at both September 30, 2012 and December 31, 2011)	6,015	5,116
Deferred tax assets	1,993	2,248
Prepaid expenses and other accounts receivable	2,373	2,320

Total current assets	152,030	149,096

Long term bank deposits	14,153	25,106
Severance pay fund	5,791	5,473
Deferred tax assets	1,106	832
Property and equipment, net	1,192	1,235
Goodwill	36,498	36,498
Investment in other companies	2,433	900

Total long-term assets	61,173	70,044

Total assets	$213,203	$219,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,009	$580
Deferred revenues	867	1,074
Accrued expenses and other payables	8,261	10,124
Income taxes payable, net	1,710	545
Deferred tax liabilities	197	290

Total current liabilities	12,044	12,613

Long term liabilities:
Accrued severance pay	5,856	5,607

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 22,417,873 and 23,543,746 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22	24
Additional paid in-capital	197,138	191,945
Treasury stock	(22,415)	—
Accumulated other comprehensive income (loss)	280	(901)
Retained earnings	20,278	9,852

Total stockholders’ equity	195,303	200,920

Total liabilities and stockholders’ equity	$213,203	$219,140

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Revenues:
Licensing	$14,693	$15,528	$4,213	$5,225
Royalties	23,747	26,244	7,046	8,766
Other revenue	2,270	2,515	747	856

Total revenues	40,710	44,287	12,006	14,847
Cost of revenues	2,927	2,635	1,046	811

Gross profit	37,783	41,652	10,960	14,036
Operating expenses:
Research and development, net	15,548	15,813	4,637	5,158
Sales and marketing	6,628	6,650	2,235	2,099
General and administrative	5,658	5,543	1,940	2,057

Total operating expenses	27,834	28,006	8,812	9,314

Operating income	9,949	13,646	2,148	4,722
Financial income, net	2,653	2,036	731	784

Income before taxes on income	12,602	15,682	2,879	5,506
Income taxes	1,672	1,973	285	571

Net income	$10,930	$13,709	$2,594	$4,935

Basic net income per share	$0.48	$0.59	$0.12	$0.21

Diluted net income per share	$0.46	$0.57	$0.11	$0.20

Weighted-average number of shares of Common Stock used in computation of net income per share (in thousands):
Basic	22,965	23,065	22,526	23,390

Diluted	23,565	24,105	23,019	24,253

Comprehensive income	$12,111	$12,506	$3,198	$3,610

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock			Additional paid-in capital		Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Nine months ended September 30, 2012	Shares	Amount			Treasury stock
Balance as of January 1, 2012	23,543,746	$24		$191,945	$—	$(901)	$9,852	$200,920
Net income	—	—		—	—	—	10,930	10,930
Unrealized gain from available-for-sale securities, net	—	—		—	—	999	—	999
Unrealized gain from hedging activities, net	—	—		—	—	182	—	182
Equity-based compensation	—	—		3,688	—	—	—	3,688
Tax benefit related to exercise of stock options	—	—		710	—	—	—	710
Issuance of Common Stock upon exercise of stock options	17,448	(	*)	166	—	—	—	166
Issuance of Common Stock under employee stock purchase plan	33,966	(	*)	629	—	—	—	629
Purchase of Treasury Stock	(1,239,222)	(2)		—	(23,650)	—	—	(23,652)
Issuance of Treasury Stock upon exercise of stock options	14,427	(	*)	—	311	—	(200)	111
Issuance of Treasury Stock under employee stock purchase plan	47,508	(	*)	—	924	—	(304)	620

Balance as of September 30, 2012	22,417,873	$22		$197,138	$(22,415)	$280	$20,278	$195,303

	Common stock			Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
Nine months ended September 30, 2011	Shares	Amount
Balance as of January 1, 2011	22,524,449	$23		$176,838	$317	$(8,710)	$168,468
Net income	—	—		—	—	13,709	13,709
Unrealized loss from available-for-sale securities, net	—	—		—	(834)	—	(834)
Unrealized loss from hedging activities, net	—	—		—	(369)	—	(369)
Equity-based compensation	—	—		3,540	—	—	3,540
Tax benefit related to exercise of stock options	—	—		1,223	—	—	1,223
Issuance of Common Stock upon exercise of stock options	773,666	(	*)	6,419	—	—	6,419
Issuance of Common Stock under employee stock purchase plan	131,306	(	*)	1,236	—	—	1,236

Balance as of September 30, 2011	23,429,421	$23		$189,256	$(886)	$4,999	$193,392

(*)	Amount less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,930	$13,709
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	387	377
Equity-based compensation	3,688	3,540
Gain from sale of property and equipment	—	(10)
Realized gain, net on sale of available-for-sale marketable securities	(91)	(8)
Amortization of premiums on available-for-sale marketable securities	946	1,578
Accrued interest on bank deposits	(1,402)	(751)
Unrealized foreign exchange gain	(56)	(15)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(899)	1,421
Decrease in prepaid expenses and other accounts receivable	669	1,086
Increase in deferred taxes, net	(549)	(1,367)
Increase (decrease) in trade payables	448	(24)
Increase (decrease) in deferred revenues	(207)	834
Decrease in accrued expenses and other payables	(1,567)	(1,842)
Increase in income taxes payable	1,165	532
Excess tax benefit from equity-based compensation	(710)	(1,223)
Increase (decrease) in accrued severance pay, net	(65)	205

Net cash provided by operating activities	12,687	18,042

Cash flows from investing activities:
Purchase of property and equipment	(344)	(221)
Proceeds from sale of property and equipment	—	10
Investment in bank deposits	(34,604)	(25,500)
Proceeds from bank deposits	34,353	13,198
Investment in available-for-sale marketable securities	(32,867)	(34,392)
Proceeds from maturity of available-for-sale marketable securities	12,330	21,089
Proceeds from sale of available-for-sale marketable securities	38,159	4,398
Investment in other companies	(1,533)	—

Net cash provided by (used in) investing activities	15,494	(21,418)

Cash flows from financing activities:
Purchase of Treasury Stock	(23,652)	—
Proceeds from issuance of Common Stock upon exercise of stock options	166	6,419
Proceeds from issuance of Common Stock under employee stock purchase plan	629	1,236
Proceeds from issuance of Treasury Stock upon exercise of stock options	111	—
Proceeds from issuance of Treasury Stock under employee stock purchase plan	620	—
Excess tax benefit from equity-based compensation	710	1,223

Net cash provided by (used in) financing activities	(21,416)	8,878
Effect of exchange rate movements on cash	(39)	95

Increase in cash and cash equivalents	6,726	5,597
Cash and cash equivalents at the beginning of the period	14,954	17,098

Cash and cash equivalents at the end of the period	$21,680	$22,695

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3:     MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at September 30, 2012 and December 31, 2011:

	As at September 30, 2012 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$13,453	$73	$(2)	$13,524

	13,453	73	(2)	13,524
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	578	1	—	579
Corporate bonds	35,558	398	(50)	35,906

	38,096	399	(51)	38,444
Total	$51,549	$472	$(53)	$51,968

	As at December 31, 2011 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$22,204	$16	$(115)	$22,105

	22,204	16	(115)	22,105
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	2,206	—	(2)	2,204
Foreign government bond	592	—	(3)	589
Corporate bonds	45,024	84	(979)	44,129

	47,822	84	(984)	46,922
Total	$70,026	$100	$(1,099)	$69,027

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of September 30, 2012	$7,468	$(50)	$948	$(3)
As of December 31, 2011	$48,594	$(923)	$5,476	$(176)

As of September 30, 2012 and December 31, 2011, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these marketable securities and it is more likely than not that the Company will not be required to sell these marketable securities prior to the recovery of the entire amortized cost basis.

For the three months ended September 30, 2012 and 2011, the Company recognized gross realized gains of $45 and $1, respectively, and gross realized losses of $81 and $0, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized gross realized gains of $208 and $18, respectively, and gross realized losses of $117 and $10, respectively.

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

Description	September 30, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	$—	$1,959	$—
Foreign government bond	579	—	579	—
Corporate bonds	49,430	—	49,430	—
Foreign exchange contracts	26	—	26	—

Total assets	51,994	—	51,994	—

Liabilities:
Foreign exchange contracts	34	—	34	—

Total liabilities	34	—	34	—

Description	December 31, 2011	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	$—	$2,204	$—
Foreign government bond	589	—	589	—
Corporate bonds	66,234	—	66,234	—

Total assets	69,027	—	69,027	—

Liabilities:
Foreign exchange contracts	225	—	225	—

Total liabilities	225	—	225	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables, income taxes payable and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at September 30, 2012 due to the short-term maturities of these instruments.

NOTE 5:     GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,				Three months ended September 30,
	2012		2011		2012		2011
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues based on customer location:
United States	$8,631		$11,362		$2,454		$4,810
Europe and Middle East (1) (2)	10,435		15,272		3,345		3,967
Asia Pacific (3) (4) (5)	21,644		17,653		6,207		6,070

	$40,710		$44,287		$12,006		$14,847

(1) Germany	$5,026		$9,925		$1,627		$2,182
(2) Switzerland	*	)	$4,496		*	)	*	)
(3) Taiwan	*	)	*	)	*	)	$1,677
(4) China	$13,674		$9,951		$4,380		$3,615
(5) Japan	$4,323		*	)	*	)	*	)

*)	Less than 10%

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Customer A	12%	14%	12%	25%
Customer B	12%	17%	14%	17%
Customer C	27%	15%	24%	19%
Customer D	—	—	11%	—

*)	Less than 10%

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

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$10,930	$13,709	$2,594	$4,935

Denominator:
Weighted-average common stock outstanding	22,965	23,065	22,526	23,390
Effect of stock options	600	1,040	493	863

Diluted weighted average common stock outstanding	23,565	24,105	23,019	24,253

Basic net income per share	$0.48	$0.59	$0.12	$0.21

Diluted net income per share	$0.46	$0.57	$0.11	$0.20

The weighted average number of shares related to outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 1,270,801 and 927,913 shares for the three and nine months ended September 30, 2012, respectively, and 713,275 and 545,291 shares for the corresponding periods of 2011.

NOTE 7:     COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants, stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees, and stock options to non-employee directors, of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling. The options and SARs granted under these plans have been granted at the fair market value of the Company’s common stock on the grant date. A summary of the Company’s stock option and SARs activity and related information for the three months ended September 30, 2012, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of June 30, 2012	2,018,796	$15.93
SAR units granted (1)	537,000	15.54
Options exercised	(3,908)	7.97
Options/SAR units forfeited or expired	(5,282)	20.96

Outstanding as of September 30, 2012 (2)	2,546,606	$15.85	5.1	$—

Exercisable as of September 30, 2012	1,202,457	$12.32	3.5	$2,471,668

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of approximately 2,412,606 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of comprehensive income:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$177	$171	$73	$61
Research and development, net	1,327	1,372	468	510
Sales and marketing	723	747	284	291
General and administrative	1,461	1,250	541	553

Total equity-based compensation expense	$3,688	$3,540	$1,366	$1,415

The fair value for the Company’s stock options and SARs granted to employees was estimated using the following assumptions:

	Three months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	47%-55%	41%-55%
Risk-free interest rate	0.2%-1.0%	0.2%-2.3%
Expected forfeiture (employees)	10%	10%
Expected forfeiture (executives)	5%	—
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	2.1	2.0
Suboptimal exercise multiple (executives)	2.4	—

No stock options were granted to non-employee directors during the three months ended September 30, 2012 and 2011.

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above relating to the Company’s stock options and SARs for the three months ended September 30, 2012 and 2011, except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be 44% for the three months ended September 30, 2012 and in a range of 43%-50% for the three months ended September 30, 2011.

As of September 30, 2012, there was $6,791 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these equity awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2012 and December 31, 2011, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $6,150 and $8,350, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of September 30, 2012 and December 31, 2011, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $2,490 and $0, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at September 30,	As at December 31,
	2012	2011
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$9	$—
Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	$17	$—

Total	$26	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$25	$143
Foreign exchange forward contracts	9	82

Total	$34	$225

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheet.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(19)	$42	$42	$(113)
Foreign exchange forward contracts	7	(165)	14	(225)

	$(12)	$(123)	$56	$(338)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$137	$(240)	$33	$(12)
Foreign exchange forward contracts	75	(43)	27	(29)

	$212	$(283)	$60	$(41)

The Company recorded in cost of revenues and operating expenses a net loss of $82 and $222 during the three and nine months ended September 30, 2012, respectively, and a net gain of $41 and $283 for the comparable periods of 2011, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $5 and a gain of $17 during the three and nine months ended September 30, 2012, respectively, and a loss of $0 and $284 for the comparable periods of 2011, related to derivatives not qualified as hedging instruments.

NOTE 9:     SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2012, the Company repurchased 1,239,222 shares of common stock at an average purchase price of $19.09 per share for an aggregate purchase price of $23,652. During the three months ended September 30, 2012, the Company repurchased 172,480 shares of common stock at an average purchase price of $16.58 per share for an aggregate purchase price of $2,859. The Company did not repurchase any shares of common stock during the nine months ended September 30, 2011. As of September 30, 2012, 727,478 shares of common stock remained available for repurchase under its share repurchase program.

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

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2011, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 4 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

During the past six years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs, including HTC, Huawei, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 39% of the worldwide shipment volume based on preliminary data for second quarter 2012 worldwide shipments. Revenues derived from the handset and mobile broadband markets accounted for approximately 77% of our total revenues for 2011 and 78% for the first nine months of 2012. The mobile broadband space is a category of wireless-enabled products, among which are tablets, notebooks, electronic books, machine-to-machine devices, automotive applications and smart grids.

We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress. Specifically, we believe the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics’ latest forecast estimates that worldwide cellular baseband shipments will grow by 4.87% in 2012 to reach 2.326 billion units. We believe that the majority of this growth will come from 3G enabled phones in developing countries and the broader adoption of 4G LTE-based advanced smartphones in mature markets. We are well positioned to capitalize on the growth in these segments, as well as growth from other mobile connected devices such as tablets, electronic books and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly. During the third quarter of 2012, we signed a new agreement for our CEVA-XC4000 DSP targeting the LTE- Advanced market, building on the more than 20 LTE design wins for our DSPs to date. This is the second design win for our best of breed CEVA-XC4000 DSP.

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

We believe the following three market trends represent significant growth drivers for the company:

•	The use of cellular networks for devices other than handsets. CEVA is well positioned to leverage these opportunities with a broad range of technologies and broad customer base.

•

The emergence of 3G connectivity in developing economies and 4G connectivity in developed countries for devices beyond handsets such as tablets, laptops, automotive and surveillance. Our range of baseband DSPs are ideal for these promising new segments.

•

The mass adoption of audio, imaging vision and feature set enhancements in smartphones. We offer a range of new DSPs and software technologies to address the needs for advanced imaging, vision audio and wideband voice. It is an incremental business to our already strong foothold in the baseband market.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments or lower royalty rates negotiated with customers due to competitive pressure. Moreover, some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM customers, our business is very dependent on our OEM customers’ ability to achieve market acceptance of their end products in the handsets and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue sources and increase our existing customers’ negotiation leverage. Also, since we derive a significant portion of our revenues from the handsets market, any negative trends in that market would adversely affect our financial results. According to Gartner Research, in the second quarter of 2012, sales of handsets to end-users declined 2.3% versus the second quarter of 2011. This was the second sequential quarter that the handset market has contracted. This market downturn is mainly due to the economic weakness in mature markets and slowing demand in the Asia Pacific region as consumers wait for new smartphone launches. Nonetheless, based on our shipment data, we managed to buck this global handsets market decline by maintaining the same shipment volumes as 2011. More significantly, we managed to capture a greater portion of 3G shipments based on CEVA DSPs, recording a 7% quarter-over-quarter and a 11% year-over-year growth.

The ever-changing nature of the market also affects our continued business growth potential. For example, the success of our imaging and audio products is highly dependent on the market adoption of new use cases (to identify, clarify, and organize design system requirements) and user interfaces within related products, such as smartphones, tablets, smart TVs and set-top boxes. The low cost 2G feature phone market continues to witness fierce competition and declining demand, putting pressure on the royalty ASP that we receive from these high volume products. In addition, our business is affected by market conditions in emerging markets, such as China, India, Latin America and Africa, where the penetration of handsets, especially low-cost smartphones, could generate future growth potential for our business. The maintenance of our competitive position and our future growth also are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate.

Notwithstanding our belief that we may return to a sequential increase in royalty revenues for the fourth quarter of 2012 after a few quarters of sequential revenue declines, we anticipate that our 2012 annual revenues may be lower than our 2011 annual revenues. We believe a variety of factors negatively affect our projected financial results; most significantly, the current uncertain macroeconomic environment, 3G inventory declines ahead of new smartphone introductions and intense pricing pressure in the 2G feature phone segment as consumers transition to low cost smartphones.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $12.0 million and $40.7 million for the third quarter and first nine months of 2012, respectively, representing a decrease of 19% and 8%, respectively, as compared to the corresponding periods in 2011. The decrease in total revenues for the third quarter and first nine months of 2012 reflected lower licensing, royalty and other revenues. Five largest customers accounted for 70% and 65% of our total revenues for the third quarter and first nine months of 2012, respectively, as compared to 78% and 62% for the comparable periods in 2011. Four customers accounted for 12%, 14%, 24% and 11% of our total revenues for the third quarter of 2012, as compared to three customers that accounted for 25%, 17% and 19% of our total revenues for the third quarter of 2011. Three customers accounted for 12%, 12% and 27% of our total revenues for the first nine months of 2012, as compared to three customers that accounted for 14%, 17% and 15% of our total revenues for the first nine months of 2011. Because of the nature of our license agreements and the associated large initial payments due, the identity of major customers generally varies from quarter to quarter, and we do not believe that we are materially dependent on any one specific customer or any specific small number of licensees. Our total revenues derived from the handsets and mobile broadband markets represented 75% and 78% of our total revenues for the third quarter and first nine months of 2012, respectively, as compared to 80% for both the comparable periods in 2011.

Prepaid royalties are recognized under our licensing revenue line and accounted for 12% and 0% of our total revenues for the third quarter of 2012 and 2011, respectively, and 4% and 0% of our total revenues for the first nine months of 2012 and 2011, respectively.

Licensing Revenues

Licensing revenues were $4.2 million and $14.7 million for the third quarter and first nine months of 2012, respectively, a decrease of 19% and 5% from the third quarter and first nine months of 2011. The decrease in licensing revenues for the third quarter of 2012, as compared to the corresponding period of 2011, principally reflected lower revenues from our Bluetooth IP. The decrease in licensing revenues for the first nine months of 2012, as compared to the corresponding period of 2011, principally reflected lower revenues from our CEVA-X DSP core family of products, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products.

Licensing revenues accounted for 35% and 36% of our total revenues for the third quarter and first nine months of 2012, respectively, compared to 35% for both the comparable periods of 2011. During the third quarter of 2012, we concluded seven new license agreements. Five agreements were for CEVA DSP cores, platforms and software, one agreement was for CEVA SATA/SAS IP and one agreement was for CEVA Bluetooth IP. Target applications for customer deployment are 3G and 4G baseband processors, digital cameras, next-generation vision products, connectivity and SATA interface chips for enterprise applications. Geographically, one of the agreements signed was in Europe and six were in Asia Pacific.

Royalty Revenues

Royalty revenues were $7.0 million and $23.7 million for the third quarter and first nine months of 2012, respectively, a decrease of 20% and 10% from the third quarter and first nine months of 2011. Royalty revenues accounted for 59% and 58% of our total revenues for the third quarter and first nine months of 2012, respectively, compared to 59% for both the comparable periods of 2011. The decrease in royalty revenues for the third quarter and first nine months of 2012 reflected mainly a decrease in the average per unit royalty rate, lower quantities of 2G products shipped incorporating our technology, and lower volume of consumer non-baseband related products shipped incorporating our technology, partially offset by higher quantities of 3G products shipped incorporating our technology which also bear higher royalty average selling prices than 2G products. Our customers reported sales of 254 million chipsets and 779 million chipsets incorporating our technologies for the third quarter and first nine months of 2012, respectively, compared to 250 million and 731 million for the comparable periods of 2011. The five largest royalty-paying customers accounted for 79% and 82% of our total royalty revenues for the third quarter and first nine months of 2012, respectively, compared to 82% and 75% for the comparable periods of 2011.

As of September 30, 2012, 28 licensees were shipping products incorporating our technologies pursuant to 37 licensing arrangements. As of September 30, 2011, 29 licensees were shipping products incorporating our technologies pursuant to 38 licensing arrangements.

Other Revenues

Other revenues were $0.7 million and $2.3 million for the third quarter and first nine months of 2012, respectively, a decrease of 13% and 10% from the third quarter and first nine months of 2011, respectively. The decrease in other revenues for the third quarter and first nine months of 2012 principally reflected lower technical support revenues. Other revenues accounted for 6% of our total revenues for both the third quarter and first nine months of 2012, compared to 6% for both the comparable periods of 2011. Other revenues include support and training for licensees and sales of development systems.

Geographic Revenue Analysis

	Nine months 2012				Nine months 2011					Third Quarter 2012				Third Quarter 2011
	(in millions, except percentages)
United States		$8.7		21%		$11.4		26%	$2.5	20%		$4.8		32%
Europe and Middle East (1) (2)		$10.4		26%		$15.3		34%	$3.3	28%		$4.0		27%
Asia Pacific (3) (4) (5)		$21.6		53%		$17.6		40%	$6.2	52%		$6.0		41%
(1) Germany		$5.0		12%		$9.9		22%	$1.6	14%		$2.2		15%
(2) Switzerland	$	*	)	* )		$4.5		10%	$ *)	* )	$	*	)	* )
(3) Taiwan	$	*	)	* )	$	*	)	* )	$ *)	* )		$1.7		11%
(4) China		$13.7		34%		$10.0		22%	$4.4	36%		$3.6		24%
(5) Japan		$4.3		11%	$	*	)	* )	$ *)	* )	$	*	)	* )

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.0 million and $2.9 million for the third quarter and first nine months of 2012, respectively, compared to $0.8 million and $2.6 million for the comparable periods of 2011. Cost of revenues accounted for 9% and 7% of our total revenues for the third quarter and first nine months of 2012, respectively, compared to 5% and 6% for the comparable periods of 2011. The increase for the third quarter of 2012 principally reflected higher salary and related costs and higher customization work for our licensees. The increase for the first nine months of 2012 principally reflected higher salary and related costs. Included in cost of revenues for the third quarter and first nine months of 2012 were non-cash equity-based compensation expense of $73,000 and $177,000, respectively, compared to $61,000 and $171,000 for the comparable periods of 2011.

Gross Margin

Gross margin for the third quarter and first nine months of 2012 were 91% and 93%, respectively, compared to 95% and 94%, respectively, for the comparable periods of 2011. Gross margin decreased for the comparable periods mainly due to lower revenues.

Operating Expenses

Total operating expenses were $8.8 million and $27.8 million for the third quarter and first nine months of 2012, respectively, compared to $9.3 million and $28.0 million for the comparable periods of 2011. The decrease in total operating expenses for the third quarter of 2012 principally reflected lower salary and related costs, and lower project-related expenses, partially offset by lower research grants received from the Office of Chief Scientist of Israel. The decrease in total operating expenses for the first nine months of 2012 principally reflected lower salary and related costs and lower commission expenses, partially offset by higher travel expenses and lower research grants received from the Office of Chief Scientist of Israel.

We currently anticipate that our annual operating expenses will be lower in 2012 in comparison to 2011.

Research and Development Expenses, Net

Our research and development expenses, net were $4.6 million and $15.5 million for the third quarter and first nine months of 2012, respectively, compared to $5.2 million and $15.8 million for the comparable periods of 2011. The net decrease for the third quarter and first nine months of 2012 principally reflected lower salary and related costs and lower project-related expenses, partially offset by lower research grants received from the Office of Chief Scientist of Israel. Included in research and development expenses for the third quarter and first nine months of 2012 were non-cash equity-based compensation expenses of $468,000 and $1,327,000, respectively, compared to $510,000 and $1,372,000 for the comparable periods of 2011. Research and development expenses as a percentage of our total revenues were 39% and 38% for the third quarter and first nine months of 2012, respectively, compared to 35% and 36% for the comparable periods of 2011.

The number of research and development personnel was 125 at September 30, 2012, compared to 131 at September 30, 2011.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.2 million and $6.6 million for the third quarter and first nine months of 2012, respectively, compared to $2.1 million and $6.6 for the comparable periods of 2011. The increase for the third quarter of 2012 principally reflected higher salary and related costs, mainly due to higher headcount. Sales and marketing expenses for the first nine months of 2012 principally reflected lower commission expenses, partially offset by higher salary and related costs, mainly due to higher headcount, higher marketing and trade show expenses and higher travel expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2012 were non-cash equity-based compensation expenses of $284,000 and $723,000, respectively, compared to $291,000 and $747,000 for the comparable periods of 2011. Sales and marketing expenses as a percentage of our total revenues were 19% and 16%, respectively, for the third quarter and first nine months of 2012, compared to 14% and 15%, respectively, for the comparable periods of 2011.

The total number of sales and marketing personnel was 27 at September 30, 2012, compared to 23 at September 30, 2011.

General and Administrative Expenses

Our general and administrative expenses were $1.9 million and $5.7 million for the third quarter and first nine months of 2012, respectively, compared to $2.1 million and $5.5 million for the comparable periods of 2011. The decrease for the third quarter of 2012 principally reflected lower salary and related costs. The increase for the first nine months of 2012 principally reflected higher non-cash equity-based compensation expenses and higher professional services cost, partially offset by lower salary and related costs. Included in general and administrative expenses for the third quarter and first nine months of 2012 were non-cash equity-based compensation expenses of $541,000 and $1,461,000, respectively, compared to $553,000 and $1,250,000, respectively, for the comparable periods of 2011. General and administrative expenses as a percentage of our total revenues were 16% and 14% for the third quarter and first nine months of 2012, respectively, compared to 14% and 13%, respectively, for the comparable periods of 2011.

The number of general and administrative personnel was 25 at September 30, 2012, compared to 24 at September 30, 2011.

Financial Income, Net (in millions)

	Nine months 2012	Nine months 2011	Third Quarter 2012	Third Quarter 2011
Financial income, net of which:	$2.65	$2.04	$0.73	$0.78
Interest income and gains and losses from marketable securities, net	$2.64	$2.08	$0.75	$0.73
Foreign exchange gain (loss)	$0.01	$(0.04)	$(0.02)	$0.05

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discounts and premiums on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held. The increase in interest income and gains and losses from marketable securities, net, during the first nine months of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $27,000 and a foreign exchange gain of $7,000 for the third quarter and first nine months of 2012, respectively, and a foreign exchange gain of $49,000 and a foreign exchange loss of $44,000 for the comparable periods of 2011.

Provision for Income Taxes

Our income tax expenses were $0.3 million and $1.7 million for the third quarter and first nine months of 2012, compared to $0.6 million and $2.0 million for the comparable periods of 2011. The decrease for the third quarter of 2012 primarily reflected less income before taxes on income and the utilization of losses carried forward in a certain tax jurisdiction. The decrease for the first nine months of 2012 primarily reflected (1) less income before taxes on income; (2) a decrease in withholding tax expenses for which we were unable to obtain a refund from a certain tax authority and (3) the utilization of losses carried forward in a certain tax jurisdiction, partially offset by a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax exempt status for the first nine months of 2011 to a tax rate of 10% for this investment program beginning in the first nine months of 2012. We have significant operations in Israel, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% for the first nine months of 2012, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% for the first nine months of 2012. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had approximately $21.7 million in cash and cash equivalents, $68.0 million in short term bank deposits, $52.0 million in marketable securities, and $14.1 million in long term bank deposits, totaling $155.8 million, compared to $164.5 million at December 31, 2011. During the first nine months of 2012, we invested $67.5 million of cash in bank deposits and marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $84.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of comprehensive income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2012. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012.

Bank deposits are classified as short-term bank deposits and long-term bank deposits. Short-term bank deposits are deposits with maturities of more than three months but less than one year, whereas long-term bank deposits are deposits with maturities of more than one year. Bank deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.

Operating Activities

Cash provided by operating activities for the first nine months of 2012 was $12.7 million and consisted of net income of $10.9 million, adjustments for non-cash items of $3.5 million, and changes in operating assets and liabilities of $1.7 million. Adjustments for non-cash items primarily consisted of $4.1 million of depreciation and equity-based compensation expenses, $0.9 million of amortization of premiums on available-for-sale marketable securities, and 1.4 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.9 million, an increase in deferred tax assets, net, of $0.5 million, a decrease in accrued expenses and other payables of $1.6 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.7 million as financing cash flows, partially offset by a decrease in prepaid expenses and other accounts receivable of $0.7 million, an increase in trade payables of $0.4 million and an increase in income taxes payable of $1.2 million.

Cash provided by operating activities for the first nine months of 2011 was $18.0 million and consisted of net income of $13.7 million, adjustments for non-cash items of $4.7 million, and changes in operating assets and liabilities of $0.4 million. Adjustments for non-cash items primarily consisted of $3.9 million of depreciation and equity-based compensation expenses, $1.6 million of amortization of premiums on available-for-sale marketable securities, and $0.8 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in deferred tax assets, net, of $1.4 million, a decrease in accrued expenses and other payables of $1.8 million, and a classification of excess tax benefit from equity-based compensation expenses of $1.2 million as financing cash flows, partially offset by a decrease in trade receivable of $1.4 million, a decrease in prepaid expenses and other accounts receivable of $1.1 million, an increase in deferred revenues of $0.8 million, and an increase in income taxes payable of $0.5 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable and interest earned from our cash, bank deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities for the first nine months of 2012 was $15.5 million, compared to $21.4 million of net cash used in investing activities for the comparable period of 2011. We had a cash outflow of $32.9 million and a cash inflow of $50.5 million in respect of investments in marketable securities during the first nine months of 2012, as compared to cash outflow of $34.4 million and a cash inflow of $25.5 million in respect of investments in marketable securities during the first nine months of 2011. For the first nine months of 2012, we had net investment of $0.3 million in bank deposits, as compared to a net investment of $12.3 million in bank deposits for the comparable period of 2011. We had a cash outflow of $1.5 million during the first nine months of 2012 from minority investments in private companies.

Financing Activities

Net cash used in financing activities for the first nine months of 2012 was $21.4 million, compared to $8.9 million of net cash provided by financing activities for the comparable period of 2011.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the first nine months of 2012, we repurchased 1,239,222 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.09 per share, for an aggregate purchase price of $23.7 million. No repurchases were done during the first nine months of 2011.

During the first nine months of 2012, we received $1.5 million from the issuance of common stock and treasury stock upon exercises of stock options and purchases under our employee stock purchase plan, as compared to $7.7 million received during the first nine months of 2011 from the issuance of common stock upon exercises of stock options and purchases under our employee stock purchase plan. During the first nine months of 2012 and 2011, we classified $0.7 million and $1.2 million, respectively, of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the NIS and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $27,000 and a foreign exchange gain of $7,000 for the third quarter and first nine months of 2012, respectively, and a foreign exchange gain of $49,000 and a foreign exchange loss of $44,000 for the comparable periods of 2011. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2012, we recorded accumulated other comprehensive gain of $106,000 and $182,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2011, we recorded accumulated other comprehensive loss of $345,000 and $369,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2012, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $23,000, which will be recorded in the consolidated statements of income during the following 9 months. We recognized a net loss of $82,000 and $222,000 for the third quarter and first nine months of 2012, respectively, and a net gain of $41,000 and $283,000 for the comparable periods of 2011, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2012, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2012. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.75 million and $2.64 million for the third quarter and first nine months of 2012, respectively, compared to $0.73 million and $2.08 million for the comparable periods of 2011. The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held. The increase in interest income, and gains and losses from marketable securities, net, during the nine months of 2012 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 other than (1) changes to the Risk Factor below entitled: “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue ;” (2) changes to the Risk Factor below entitled “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any,” (9) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses,” and (10) changes to the Risk Factor below entitled “Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.”

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	We compete directly in the DSP cores space with Verisilicon;

•

We compete with CPU IP or configurable CPU IP providers, such as ARM Holdings, MIPS Technologies, Synopsys (through its acquisition of the ARC technology), and Tensilica, who offer DSP configured CPU and/ or DSP extensions to their IP;

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Four customers, varying in identity from period-to-period, accounted for 12%, 14%, 24% and 11% of our total revenues for the third quarter of 2012. Three customers, varying in identity from period-to-period, accounted for 12%, 12% and 27% of our total revenues for the first nine months of 2012. Our five largest customers, varying in identity from period-to-period, accounted for 70% and 65% of our total revenues for the third quarter and first nine months of 2012, respectively. Our five largest royalty-paying customers, varying in identity from period-to-period, accounted for 79% and 82% of our total royalty revenues for the third quarter and first nine months of 2012, respectively. Moreover, license agreements for our DSP cores have not historically provided for substantial ongoing license payments. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. Our ability to succeed in these efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business. Moreover, the growth of our business is significantly dependent on our customers and market acceptance of their end-products that incorporate our technologies. Furthermore, consolidation among our customers may negatively affect our revenue source and increase our existing customers’ negotiation leverage.

Notwithstanding our belief that we may return to a sequential increase in royalty revenues for the fourth quarter of 2012 after a few quarters of sequential revenue declines, we anticipate that our 2012 annual revenues may be lower than our 2011 annual revenues. We believe a variety of factors negatively affect our projected financial results; most significantly, the current uncertain macroeconomic environment, 3G inventory declines ahead of new smartphone introductions and intense pricing pressure in the 2G feature phone segment as consumers transition to low cost smartphones.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 59% and 58% of our total revenues for the third quarter and first nine months of 2012, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, decreases in royalties can occur in connection with a decline in the average selling prices of low-cost 2G feature phones. Moreover, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 75% and 78% of our total revenues for the third quarter and first nine months of 2012, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing OEM customers may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

According to Gartner Research, in the second quarter of 2012, sales of handsets to end-users declined 2.3% versus the second quarter of 2011. This was the second sequential quarter that the handset market has contracted. This market downturn is mainly due to economic weakness in mature markets and slowing demand in the Asia Pacific region as consumers wait for new smartphone launches. Since a significant portion of our revenues are derived from the handset market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 79% of our total revenues for the first nine months of 2012 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $1,380,000 for the first nine months of 2012. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $15.5 million for the first nine months of 2012 and represented 38% of our total revenues for the period. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We have significant operations in Israel, as well as operations in the Republic of Ireland, and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be double taxed both in Israel and the U.S.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2012 to July 31, 2012)	—	—	—	899,958
Month #2 (August 1, 2012 to August 31, 2012)	53,648	$15.76	53,648	846,310
Month #3 (September 1, 2012 to September 30, 2012)	118,832	$16.95	118,832	727,478
TOTAL	172,480	$16.58	172,480	727,478	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

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

CEVA, INC.

Date: November 9, 2012	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 9, 2012	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)