Form 10-K
period 2012-12-31
CEVA INC
filed 2013-03-15
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $270,613,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 29, 2012. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2013
Common Stock, $0.001 par value per share	22,186,371 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

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

•

Our belief that we are well positioned to leverage the growth in the 3G enabled phones in developing countries, especially China, and the broad adoption of 4G LTE-based advanced smartphones in developed counties progresses;

•

Our belief that the following represent key growth drivers for us: (1) CEVA being firmly established in the largest space in the semiconductor industry – baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine, with our competitive edge in software-defined radio technology, (2) our proven track record in baseband technologies, (3) the spectral efficiency of LTE enabling additional and very interesting new opportunities for DSP-related products, and (4) the market potential for image enhancement and vision analytics, including in cameras and cars, thereby offering new growth segments for the company;

•

Our belief that there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications, and that we are well positioned to take full advantage of this industry shift;

•	Our anticipation that our 2013 annual research and development costs would be higher;

•

Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research, Gartner Research and Strategy Analytics.

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

This report contains market data prepared by third party research firms. Actual market results may differ from their projections. This report includes trademarks and registered trademarks of CEVA. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

ITEM 1.	BUSINESS

Company Overview

Headquartered in Mountain View, California, CEVA is the world’s leading licensor of silicon intellectual property (SIP) DSP cores and DSP-based platforms for the mobile, portable, consumer and automotive markets. CEVA’s IP portfolio includes comprehensive technology offerings for wireless communications (2G/3G/LTE/LTE-A/802.11ac), image enhancement and computer vision (super resolution, high dynamic range, video stabilizer, gesture recognition and computational photography), advanced audio and voice processing, Bluetooth, Serial Attached SCSI (SAS) and Serial ATA (SATA).

Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to consumer electronics companies. Our IP is primarily deployed in high volume markets, including wireless handsets, mobile computing (tablets and notebooks), machine-to-machine modules, home entertainment (smart TVs, DVDs, set-top boxes and game consoles), telecommunication (small cells, broadband modems and VoIP), and storage (enterprise and servers). Our state-of-the-art technology has shipped in more than 4 billion chips to date for a wide range of diverse end markets. In 2012 alone, our licensees shipped more than 1 billion CEVA-powered products.

Our revenue mix comprises of primarily IP licensing fees, royalties and other revenues. Other revenues include revenues from support, training and sale of development systems. As post contract support, training and sale of development systems are directly associated with licensing revenue and none of them separately is significant in relation to our total revenue, starting in the first quarter of 2013, we intend to consolidate licensing revenue and other revenue into one revenue line titled “licensing and related revenue” for the sake of simplicity.

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductor and consumer electronics companies. Broadcom, Icom, Intel, Intersil, Marvell, Mediatek, Mindspeed, MStar, NEC, NXP, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Ericsson, Sunplus, Toshiba, VIA Telecom and Xincomm all leverage CEVA’s industry-leading platform solutions and DSP cores.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. We have over 190 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, Israel and the United States.

CEVA is traded on the NASDAQ Global Market (CEVA).

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are connected devices and offer multimedia capabilities (e.g. video, audio, imaging and vision).

Design Gap

The demand for advanced smartphones, mobile computing and home entertainment equipment continues to grow. As consumers demand electronic products with more connectivity, portability and capability, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. The advent of wireless technologies like LTE-Advanced and Wi-Fi 802.11ac, advanced image enhancement, computer vision, and voice and audio pre- and post-processing have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the handsets, portable and home electronics markets by designing and licensing programmable DSP cores, application-specific platforms and a range of software components which enable the rapid design of DSP-based chipsets or application-specific solutions for developing a wide variety of applications.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a DSP platform, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSPs), memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the DSP and software for baseband, image enhancement, and vision, audio and voice applications. As a result, companies increasingly seek to license application-specific DSP platforms and associated software from CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

Our IP Business Model

Our objective is for our CEVA DSP cores and platforms to become the de facto technology in the embedded DSP market. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies. By choosing to license our DSP cores and platforms, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers in the Software-Defined-Radio (SDR) space with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid Wi-Fi and digital TV markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

We operate a licensing and royalty business model. We typically charge a license fee for access to our technology and a royalty fee for each unit of silicon which incorporates our technology. License fees are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced one quarter in arrears and generally are based on a fixed unit rate or a percentage of the sale price for the CEVA- based silicon product.

Strategy

We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including handsets, mobile broadband, wireless infrastructure, image enhancement, and vision, audio and voice applications, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:

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

•

capitalize on our technology leadership in the development of advanced DSP technologies to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal DSPs or incumbent DSP suppliers with CEVA-based solutions; and

•

capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of SIP platform solutions and DSP cores to the semiconductor industry. We offer a family of programmable DSP cores and a portfolio of application-specific platforms, including wireless baseband (terminal and infrastructure), multimedia (HD audio, HD video, imaging and gesture), voice (VoIP), Bluetooth and serial storage technology (SATA and SAS).

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

CEVA Platforms & Solutions

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. LTE, Wi-Fi, vision or audio) software. Our family of DSP-based platforms is targeted for cellular, Wi-Fi and satellite baseband, advanced audio and voice, DTV demodulation, image enhancement and computer vision. We also offer platform solutions for Bluetooth and serial storage technology (SATA and SAS).

Customers

We have licensed our DSP cores and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Broadcom, Icom, Intel, Intersil, Marvell, Mediatek, Mindspeed, MStar, NEC, NXP, PMC-Sierra, Renesas, Samsung, Sharp, Solomon Systech, Sony, Spreadtrum, ST Ericsson, Sunplus, Toshiba, VIA Telecom and Xincomm. As of the end of 2012, we had 27 licensees shipping products incorporating our technologies, pursuant to 35 licensing agreements. Three customers accounted for 24%, 13% and 12% of our total revenues for 2012.

We derive a significant amount of revenues from a limited number of customers. Three customers separately accounted for 24%, 13% and 12% of our total revenues for 2012. One customer accounted for 24%, 17% and 18% of our total revenues for 2012, 2011 and 2010, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2012 and 2011, and collectively represented 74% and 66% of our total royalty revenues for 2012 and 2011, respectively. However, two of the four 10% or more royalty paying customers in 2012 and 2011 did not exceed 10% of our total royalty revenues for 2010. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 79% of our total revenues for 2012, 76% for 2011 and 79% for 2010. Customers in each of Germany, China and Japan accounted for greater than 10% of our total revenues for 2012. Customers in each of Germany, Switzerland and China accounted for greater than 10% of our total revenues for both 2011 and 2010. Although the majority of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.

Moreover, the majority of our expenses, mainly employee salaries, are paid in currencies other than the U.S. dollar, principally the Israeli currency, New Israeli Shekel (NIS), and to some extent the Euro and the British pound, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. As a result, an increase in the value of the currencies other than the U.S. dollar in comparison to the U.S. dollar could increase the cost of our operating expenses. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar, during the year, we instituted a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our Israeli, Irish and British employees denominated in the NIS, the Euro and the British pound for a period of one to twelve months with forward and options contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2012, we had 27 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Japan, Sweden, Israel and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Japan, Sweden and the United States. As of December 31, 2012, we had 17 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 124 engineers as of December 31, 2012, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, solutions and application platforms, Bluetooth and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, were approximately $18 million, $22 million and $20 million in 2010, 2011 and 2012, respectively.

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

The markets in which we compete are dominated by large, fully-integrated semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable DSP cores;

•	IP vendors of general purpose processors with DSP extensions;

•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization; and

•	internal design groups of large chip companies or OEMs that develop proprietary DSP cores or engines for their own application-specific chipsets.

We face direct competition in the DSP core space mainly from Verisilicon, which licenses DSP cores in addition to its semiconductor business.

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. CPU companies, such as ARM Holdings, Imagination Technologies, Synopsys and Tensilica have added DSP technology and make use of it to provide platform solutions in the areas of baseband, video, imaging, gesture and audio.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the image enhancement & vision market—Imagination Technologies, ARM, Tensilica and Silicon Image;

•	in the serial storage technology market—Gennum’s Snowbush IP Group, Silicon Image and Synopsys;

•	in the Bluetooth market—RivieraWaves and Mindtree; and

•	in audio applications market—ARM Holdings, Synopsys, Tensilica and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores and application-specific platform technologies. As of December 31, 2012, we hold 46 patents in the United States and 11 patents in the EME (Europe and Middle East) region and four patents in Asia Pacific (APAC) region, totaling 61 patents, with expiration dates between 2013 and 2030. In addition, as of December 31, 2012, we have 16 patent applications pending in the United States, 11 pending patent applications in Canada, 17 pending patent applications in the EME region and 9 pending patent applications in the APAC region, totaling 53 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2012 by function and geographic location.

Number
Total employees	193
Function
Research and development	124
Sales and marketing	27
Technical support	17
Administration	25
Location
Israel	142
Ireland	14
United States	10
United Kingdom	7
China	7
Elsewhere	13

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

•

we compete with CPU IP or configurable CPU IP providers, such as ARM Holdings, Imagination Technologies (resulting from its acquisition of MIPS Technologies), Synopsys and Tensilica, who offer DSP configured CPU and/or DSP extensions to their IP;

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

•	we compete in the imaging & vision market with Imagination Technologies and Silicon Image;

•	we compete in the VoIP applications market with ARM Holdings, Imagination Technologies (resulting from its acquisition of MIPS Technologies) and Verisilicon; and

•	we compete in the audio applications market with ARM Holdings, Synopsys, Tensilica and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The second quarter in any given year is usually the weakest quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter handset and consumer product shipments. However, the magnitude of this second quarter decrease varies annually and may be impacted by global economic conditions, market share changes and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

Moreover, the semiconductor and consumer electronics industries remain volatile, which makes it extremely difficult for our customers and us to accurately forecast financial results and plan for future business activities. As a result, our past operating results should not be relied upon as an indication of future performance.

We rely significantly on revenue derived from a limited number of customers.

We derive a significant amount of revenues from a limited number of customers. Three customers separately accounted for 24%, 13% and 12% of our total revenues for 2012. One customer accounted for 24%, 17% and 18% of our total revenues for 2012, 2011 and 2010, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2012 and 2011, and collectively represented 74% and 66% of our total royalty revenues for 2012 and 2011, respectively. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers.

Our business is dependent on licensing revenue which may vary period to period.

License agreements for our DSP cores have not historically provided for substantial ongoing license payments so past licensing revenue may not be indicative of the amount of such revenue in any future period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 60%, 60% and 51% of our total revenues for 2012, 2011 and 2010, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, our royalty revenue decreased in 2012 in connection with a significant decline in the average selling prices of low-cost 2G feature phones. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues for both 2012 and 2011, and 72% for 2010. Moreover, a significant percentage of our handset revenues are from royalties derived from sales of 2G feature phones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. For example, our royalty revenue decreased in 2012 in connection with a significant decline in the average selling prices of low-cost 2G feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

According to the latest research from Gartner, 2012 global mobile phone sales declined by 1.7% year-on-year, from 1.78 billion to 1.75 billion. The last time Gartner reported a decline was in 2009. Since a significant portion of our revenues are derived from the handset market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our royalties from licenses and therefore the growth of our business, are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly competitive, cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

We depend on market acceptance of third-party semiconductor intellectual property.

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs towards licensing open DSP cores. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as smartphones, mobile broadband, ultra-low-cost phones in emerging markets, Personal Multimedia Players (PMP), Blu-ray DVDs, connected digital TVs and set-top boxes with high definition audio and video. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 79% of our total revenues for 2012, 76% for 2011 and 79% for 2010 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

One of our principal research and development facilities is located in Israel, and our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

In addition, certain of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our key employees due to military service.

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $2,849,000, $2,518,000 and $2,322,000 in 2012, 2011 and 2010, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Although most of our revenue is transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS), and to some extent Euro and British Pound, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $20.2 million, $21.5 million and $17.9 million for 2012, 2011 and 2010, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (25% in 2013) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2014. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be double taxed both in Israel and the U.S due to different Controlled Foreigner Corporation rules.

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

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2012:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	5 years	2015	3,643	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2014	28,880	Research and development; administration; sales
Dublin, Ireland (1)	1 year	2013	2,270	Research and development; administration
Cork, Ireland (2)	5 years	2016	2,870	Research and development
Belfast, UK (3)	15 years	2019	2,600	Research and development

(1)	On March 2013, we agreed with the landlord to extend the current lease to September 30, 2013.
(2)	Break clause in the lease exercisable in 2013.
(3)	Break clause in the lease exercisable on payment of one year rent.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 56, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 30 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 44, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 47, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market and the London Stock Exchange on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ and under the ticker symbol “CVA” on the London Stock Exchange. As of February 28, 2013, there were approximately 974 holders of record, which we believe represents approximately 7,573 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 8, 2013 was $15.56 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2012
First Quarter	$30.48	$21.91
Second Quarter	$22.94	$15.47
Third Quarter	$17.80	$14.17
Fourth Quarter	$16.30	$13.15

2011
First Quarter	$26.84	$21.17
Second Quarter	$34.33	$25.68
Third Quarter	$32.94	$23.25
Fourth Quarter	$33.02	$22.81

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2012 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2013 Proxy Statement for the 2013 annual meeting of stockholders to be held on June 11, 2013 and incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2012 to October 31, 2012)	—	—	—	727,478
Month #2 (November 1, 2012 to November 30, 2012)	243,326	$14.45	243,326	484,152
Month #3 (December 1, 2012 to December 31, 2012)	—	—	—	484,152
TOTAL	243,326	$14.45	243,326	484,152	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

2013 Annual Meeting of Stockholders

We anticipate that the 2013 annual meeting of our stockholders will be held on June 11, 2013 in New York City, NY.

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

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

CEVA, Inc.	100.00	57.33	105.32	167.90	247.83	128.99
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.41
Morningstar Semiconductor	100.00	55.63	91.71	107.79	103.63	110.40

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2007, through December 31, 2012, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2007), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2007, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2012,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing	$21,701	$18,764	$18,395	$20,239	$18,248
Royalties	14,349	16,225	22,866	36,403	31,950
Other revenue	4,315	3,478	3,650	3,597	3,479

Total revenues	40,365	38,467	44,911	60,239	53,677
Cost of revenues	4,668	4,117	3,712	3,559	3,952

Gross profit	35,697	34,350	41,199	56,680	49,725
Operating expenses:
Research and development, net	20,172	16,561	17,909	21,543	20,243
Sales and marketing	7,088	6,732	7,308	8,937	9,231
General and administrative	6,637	6,087	6,108	7,639	7,884
Amortization of intangible assets	53	—	—	—	—
Reorganization, restructuring and severance charge	4,121	—	—	—	—

Total operating expenses	38,071	29,380	31,325	38,119	37,358

Operating income (loss)	(2,374)	4,970	9,874	18,561	12,367
Financial income, net	2,729	2,048	2,095	2,909	3,380
Other income, net	12,011	3,712	—	—	—

Income before taxes on income	12,366	10,730	11,969	21,470	15,747
Income tax expense	3,801	2,384	591	2,908	2,062

Net income	$8,565	$8,346	$11,378	$18,562	$13,685

Basic net income per share	$0.43	$0.42	$0.54	$0.80	$0.60
Diluted net income per share	$0.42	$0.41	$0.51	$0.77	$0.59

	December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$83,886	$101,169	$114,928	$136,483	$131,545
Total assets	137,586	155,444	186,608	219,140	216,333
Total long-term liabilities	3,788	4,483	5,486	5,607	6,158
Total stockholders’ equity	$121,659	$139,096	$168,468	$200,920	$196,068

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2011				2012
Revenues:
Licensing	$5,108	$5,195	$5,225	$4,711	$5,116	$5,364	$4,213	$3,555
Royalties	9,206	8,272	8,766	10,159	9,106	7,595	7,046	8,203
Other revenue	738	921	856	1,082	890	633	747	1,209

Total revenues	15,052	14,388	14,847	15,952	15,112	13,592	12,006	12,967

Cost of revenues	948	876	811	924	870	1,011	1,046	1,025

Gross profit	14,104	13,512	14,036	15,028	14,242	12,581	10,960	11,942

Operating expenses:
Research and development, net	5,250	5,405	5,158	5,730	5,486	5,425	4,637	4,695
Sales and marketing	2,224	2,327	2,099	2,287	2,289	2,104	2,235	2,603
General and administrative	1,754	1,732	2,057	2,096	1,869	1,849	1,940	2,226

Total operating expenses	9,228	9,464	9,314	10,113	9,644	9,378	8,812	9,524
Operating income	4,876	4,048	4,722	4,915	4,598	3,203	2,148	2,418
Financial income, net	545	707	784	873	948	974	731	727

Income before taxes on income	5,421	4,755	5,506	5,788	5,546	4,177	2,879	3,145
Income taxes	770	632	571	935	689	698	285	390

Net income	$4,651	$4,123	$4,935	$4,853	$4,857	$3,479	$2,594	$2,755

Basic net income per share	$0.20	$0.18	$0.21	$0.21	$0.21	$0.15	$0.12	$0.12
Diluted net income per share	$0.19	$0.17	$0.20	$0.20	$0.20	$0.15	$0.11	$0.12
Weighted average shares used to compute net income per share (in thousands):
Basic	22,692	23,107	23,390	23,491	23,507	22,873	22,526	22,300
Diluted	23,888	24,165	24,253	24,293	24,239	23,449	23,019	22,737

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2012, both appearing elsewhere in this annual report.

CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2012, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 4 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

During the past six years, our business has shown profitability growth and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs, including HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 46% of the worldwide shipment volume based on preliminary data for third quarter 2012 worldwide shipments. Revenues derived from the handset and mobile broadband markets accounted for approximately 77% of our total revenues for 2012.

We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress. Specifically, we believe the emergence of merchant 3G cellular chips from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics’ forecasts that worldwide cellular baseband shipments will grow by 4.58% in 2013 to reach 2.387 billion units. We believe that the majority of this growth will come from low cost 3G smartphones in developing countries, especially China, and the broader adoption of 4G LTE-based advanced smartphones in mature markets. We are well positioned to capitalize on the growth in these segments, as well as growth from other mobile connected devices such as tablets, notebooks and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly.

Beyond products enabled by our technologies for cellular baseband communications , we continue to strategically target growth in non-baseband applications, such as audio, voice, imaging, vision and connectivity. Advanced audio and wideband voice processing requires significantly more DSP performance than existing solutions used in smartphones, automotive and digital home applications. Our audio/voice product lines, including the CEVA-TeakLite-III and new CEVA-TeakLite-4 DSPs, are ideally positioned to address these requirements, and can enable us to continue to expand our licensing base in these markets.

We believe the following key elements represent significant growth drivers for the Company:

•

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address all of the growth vectors of the space.

•

Our proven track record in baseband technologies, in particular our pioneering position in software-defined radio, allows us to expand into the base station market, including the high volume potential in small cells.

•

The spectral efficiency of LTE enables additional and very interesting new opportunities for DSP-related products. One such use is Voice Over LTE, where higher bit rate speech codecs combined with advanced noise and echo cancellation, allow substantially clearer phone calls along with higher intelligibility that is required for services such as voice recognition.

•

The market potential for image enhancement and vision analytics in cameras offers a new growth segment for the company. Our MM3101 platform is the only one in the industry today that offers a unified vision and imaging platform that can support these future developments. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an emerging opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Moreover, some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results. According to latest research from Gartner, 2012 global mobile phones sales declined by 1.7% year-on-year, from 1.78 billion to 1.75 billion. The last time Gartner reported a decline was in 2009. Nonetheless, based on our shipment data, we managed to buck this global handset market decline by increasing shipment volumes in 2012. More significantly, we managed to capture a greater portion of 3G shipments based on CEVA DSPs, recording a 11% year-over-year growth.

However, the semiconductor and consumer electronics industries remain volatile, which makes it extremely difficult for our customers and us to accurately forecast financial results and plan for future business activities. Our license arrangements have not historically provided for substantial ongoing license payments so revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. Moreover, our royalty revenue is based on the sales of products incorporating the semiconductors or other products of our customers, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. We have very little visibility into the timetable of product shipments incorporating our technology by our customers. As a result, our past operating results should not be relied upon as an indication of future performance.

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

We account for our IP license revenues and related services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 985-605, “Software Revenue Recognition.” Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements are allocated to each element based on the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement.

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

Royalties from licensing the right to use our IP are recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP components or on a per unit basis, as specified in the agreements with the licensees. We determine such revenues by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of future royalties (prepaid royalties) are included within our licensing revenue line on the statement of income. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

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

Income Taxes

We are subject to income taxes mainly in Israel, the U.S. and Ireland. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We recognize income taxes under the liability method. Tax benefits are recognized from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe are more likely than not to be realized in future periods. While we believe the resulting tax balances as of December 31, 2011 and 2012 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 12 to our Consolidated Financial Statements for the year ended December 31, 2012 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

We estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of income. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures and the rate is adjusted to reflect changes in facts and circumstances, if any. Estimated forfeiture rate will be revised if actual forfeitures differ from the initial estimates.

We use the Monte-Carlo simulation model for options and stock appreciation rights (“SARs”) granted. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the contractual term of the option and SAR, the probability that the option and SAR will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option and SAR holder in computing the value of the option and SAR. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

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

During the years ended December 31, 2010, 2011 and 2012, no other-than temporary impairment were recorded related to our marketable securities.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2010	2011	2012
Consolidated Statements of Income Data:
Revenues:
Licensing	41.0%	33.6%	34.0%
Royalties	50.9%	60.4%	59.5%
Other revenue	8.1%	6.0%	6.5%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	8.3%	5.9%	7.4%
Gross profit	91.7%	94.1%	92.6%
Operating expenses:
Research and development, net	39.9%	35.8%	37.7%
Sales and marketing	16.3%	14.8%	17.2%
General and administrative	13.6%	12.7%	14.7%

Total operating expenses	69.8%	63.3%	69.6%

Operating income	21.9%	30.8%	23.0%
Financial income, net	4.7%	4.8%	6.3%

Income before taxes on income	26.6%	35.6%	29.3%
Income tax expenses	1.3%	4.8%	3.8%

Net income	25.3%	30.8%	25.5%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2010	2011	2012
Total revenues (in millions)	$44.9	$60.2	$53.7
Change year-on-year	—	34.1%	(10.9)%

The decrease in total revenues from 2011 to 2012 reflected lower royalty revenues, lower licensing revenues and slightly lower other revenues. The increase in total revenues from 2010 to 2011 principally reflected a combination of significantly higher royalty revenues and higher licensing revenues offset by slightly lower other revenues.

We generate royalty revenue from our customers based on two models: royalties paid by our customers during the period in which they ship units of chipsets incorporating our technologies, which we refer to as “per unit royalties,” and royalties which are paid in a lump sum and in advance to cover a pre-defined fixed number of future unit shipments, which we refer to as “prepaid royalties.” In either case, these royalties are non-refundable payments. Prepaid royalties are included within our licensing revenue line on the statement of income and accounted for 3%, 0% and 4% of our total revenues in 2012, 2011 and 2010, respectively. Only royalty revenue from customers who are paying as they ship units of chipsets incorporating our technology is recognized in our royalty revenue line. These per unit royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees.

We derive a significant amount of revenues from a limited number of customers. Three customers separately accounted for 24%, 13% and 12% of our total revenues for 2012. One customer accounted for 24%, 17% and 18% of our total revenues for 2012, 2011 and 2010, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2012 and 2011, and collectively represented 74% and 66% of our total royalty revenues for 2012 and 2011, respectively. However, two of the four 10% or more royalty paying customers in 2012 and 2011 did not exceed 10% of our total royalty revenues for 2010. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2010	2011	2012
CEVA-X family	32%	26%	21%
CEVA TeakLite family	48%	49%	54%
CEVA Teak family	12%	17%	14%

We expect these products will continue to generate a significant portion of our revenues for 2013. The remaining amount consists of other families of products and services that each represented less than 10% of our total revenues.

Revenues derived from the handsets and mobile broadband markets represented approximately 77% of our total revenues for both 2012 and 2011, and 72% of our total revenues for 2010.

Licensing Revenues

	2010	2011	2012
Licensing revenues (in millions)	$18.4	$20.2	$18.2
Change year-on-year	—	10.0%	(9.8)%

The decrease in licensing revenues from 2011 to 2012 principally reflected lower revenues from our CEVA-X DSP core family of products and CEVA-Teak DSP core family of products, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products. The increase in licensing revenues from 2010 to 2011 principally reflected higher revenues from our CEVA-X DSP core family of products, our CEVA-Teak DSP core family of products, our Bluetooth IP and our SATA IP, partially offset by lower revenues from our CEVA-TeakLite DSP core family of products. Target application for our licensing agreements in 2012 were for 3G and 4G baseband processors, G.Fast wired modems and audio applications.

Licensing revenues accounted for 34.0% of our total revenues for 2012, compared with 33.6% and 41.0% of our total revenues for 2011 and 2010, respectively. The percentage decreases in licensing revenues principally reflect lower licensing revenues. In 2012, we signed 31 new license agreements, compared to 30 and 25 in 2011 and 2010, respectively.

Royalty Revenues

	2010	2011	2012
Royalty revenues (in millions)	$22.9	$36.4	$32.0
Change year-on-year	—	59.2%	(12.2)%

Based on Strategic Analytics and internal data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 46%, 42% and 36% of the worldwide baseband volume based on third quarter shipments in 2012, 2011 and 2010 , respectively, and accounted for approximately 79%, 78% and 73% of our total royalty revenues for 2012, 2011 and 2010, respectively. Generally, the average royalty per unit from baseband chips incorporating our technologies is lower than the average royalty per unit from other consumer electronics products incorporating our technologies.

The decrease in royalty revenues from 2011 to 2012 was due to (i) Intel’s design loss of the iPhone baseband socket which shipped in large volume in 2011 in comparison to 2012 and this baseband socket from Intel incorporated CEVA’s technology and bore higher royalty average selling prices than other 2G phones that incorporate CEVA’s technology, and (ii) a significant 2G baseband chip price erosion in 2012 which had a direct negative effect on our royalty revenue as most of our royalty arrangements for the 2G segment is based on a percent of chip sales price. These negative trends were partially offset by higher quantities of 3G and smartphones (excluding the iPhone shipments) which bore higher royalty average selling prices. The increase in royalty revenues from 2010 to 2011 principally reflected the continued expansion of our DSPs across both handset and non-handset cellular-enabled products, which were driven by large volume 2G, 3G and TD-SCDMA phones, partially offset by a decrease in the average per unit royalty rate. The five largest customers paying royalty accounted for 81.6% of our total royalty revenues in 2012, compared to 74.0% and 81.1% in 2011 and 2010, respectively.

Our royalty customers reported sales of 1,082 million chipsets incorporating our technologies in 2012, compared to 1,027 million in 2011 and 613 million in 2010 . The increase in units shipped in both 2012 as compared to 2011 and 2011 as compared to 2010 primarily result from the strong momentum in the shipments of cellular processors enabled by our DSPs that are now widely deployed across all market segments.

Other Revenues

Other revenues include support and training for licensees and sale of development systems.

	2010	2011	2012
Other revenues (in millions)	$3.7	$3.6	$3.5
Change year-on-year	—	(1.5)%	(3.3)%

The slight decrease in other revenues in both 2012 as compared to 2011 and in 2011 as compared to 2010 principally reflect a decrease in support revenues, offset by an increase in revenues from sales of development systems.

As the other revenue component is directly associated with licensing revenue and none of the components that comprise other revenue (support, training and development systems) is significant compared to our total revenue, starting in the first quarter of 2013, we plan to consolidate other revenue with licensing revenue into one revenue line titled “licensing and related revenue” for the sake of simplicity.

Geographic Revenue Analysis

	2010		2011		2012
	(in millions, except percentages)
United States	$9.3	20.8%	$14.3	23.8%	$11.4	21.2%
Europe, Middle East (EME) (1) (2)	$18.8	41.9%	$19.9	33.0%	$13.7	25.5%
Asia Pacific (APAC) (3) (4)	$16.8	37.3%	$26.0	43.2%	$28.6	53.3%

(1) Germany	$8.7	19.3%	$12.3	20.4%	$6.8	12.7%

(2) Switzerland	$6.2	13.7%	$6.2	10.2%	*)	*)

(3) China	$11.1	24.7%	$13.8	22.9%	$15.9	29.7%

(4) Japan	*)	*)	*)	*)	$7.7	14.4%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The decrease in revenues in absolute dollars and percentage terms in the United States from 2011 to 2012 reflects lower licensing activities due to general economic uncertainty and prolonged decision making process for new and advanced designs and technologies. This decrease was partially offset by a large key customer that increased its 3G baseband shipments, which increased our royalty revenue derived from the United States . The increase in revenues in absolute dollars and percentage terms in the United States from 2010 to 2011 reflects more design activities in the United States by large semiconductor companies and OEMs, mainly for our DSP core products, and royalty ramp-up mainly from cellular products.

The decrease in revenues in absolute dollars in the EME region from 2011 to 2012 primarily reflects lower royalty revenue mainly due to the 2G baseband price erosion and Intel’s loss of the iPhone baseband socket. In addition, licensing activity in the EME region was minimal due to the on-going European Union economic difficulties. The increase in revenues in absolute term in the EME region from 2010 to 2011 primarily reflects significantly higher royalty revenues and unit shipment ramp-up from cellular products, offset by a continued decrease in licensing activities in the EME region due to the consolidation of semiconductor companies and overall economic slowdown.

The increase in revenues in absolute dollars in the APAC region from 2011 to 2012 primarily reflects higher licensing revenues, mainly due to strong licensing activities in Japan, offset by overall lower royalty revenue mainly due to price erosion of 2G baseband average selling prices in the local Chinese market. The increase in revenues in absolute terms in the APAC region from 2010 to 2011 primarily reflects significantly higher royalty revenues and unit shipment ramp-up from cellular products. In 2011, we also generated significantly higher licensing revenues from our DSP core products for audio applications and LTE designs, as well as from our Bluetooth IP.

Cost of Revenues

	2010	2011	2012
Cost of revenues (in millions)	$3.7	$3.6	$4.0
Change year-on-year	—	(4.1)%	11.0%

Cost of revenues accounted for 7.4% of our total revenues for 2012, compared with 5.9% of our total revenues for 2011 and 8.3% of our total revenues for 2010. The absolute dollar and percentage increase in cost of revenues for 2012 as compared to 2011 principally reflected higher salary and related costs, mainly due to higher headcount and higher travel expenses. The absolute and percentage decrease in cost of revenues in 2011 as compared to 2010 principally reflected lower customization work for our licensees, partially offset by higher labor-related and commission costs and higher non-cash equity compensation expenses.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractor, materials, travel, royalty expenses payments to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2012, 2011 and 2010 were $241,000, $239,000 and $77,000, respectively. Royalty expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2010	2011	2012
	(in millions)
Research and development, net	$17.9	$21.5	$20.2
Sales and marketing	$7.3	$8.9	$9.2
General and administration	$6.1	$7.7	$7.9

Total operating expenses	$31.3	$38.1	$37.3
Change year-on-year	—	21.7%	(2.0)%

The decrease in total operating expenses for 2012 as compared to 2011 principally reflected (i) lower salary and related costs, mainly due to lower currency exchange expenses as a result of the revaluation of the U.S. dollar against the Israeli NIS, (ii) higher research grants received from the Office of Chief Scientist of Israel, and (iii) lower commission expenses, partially offset by higher professional services cost, mainly associated with the MIPS transaction, and higher travel expenses. The increase in total operating expenses for 2011 as compared to 2010 principally reflected (i) higher salary and related costs, mainly due to higher headcount, salary adjustments, and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (ii) higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

	2010	2011	2012
Research and development expenses, net (in millions)	$17.9	$21.5	$20.2
Change year-on-year	—	20.3%	(6.0)%

The net decrease in research and development expenses for 2012 as compared to 2011 principally reflected (i) lower salary and related costs, mainly due to lower currency exchange expenses as a result of the revaluation of the U.S. dollar against the Israeli NIS, (ii) higher research grants received from the Office of Chief Scientist of Israel, and (iii) lower non-cash equity-based compensation expenses. The net increase in research and development expenses in 2011 compared to 2010 principally reflected (i) higher salary and related costs, mainly due to higher headcount, salary adjustments, and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (ii) higher non-cash equity-based compensation expenses. The average number of research and development personnel in 2012 was 128, compared to 130 in 2011 and 125 in 2010. The number of research and development personnel was 124 at December 31, 2012 as compared with 133 at year-end 2011 and 124 at year-end 2010.

Research and development expenses, net of related government grants, were 37.7% of our total revenues for 2012, as compared with 35.8% for 2011 and 39.9% for 2010. We recorded net research grants under funding programs of the Office of the Chief Scientist of Israel of $2,849,000 in 2012, compared with $2,518,000 in 2011 and $2,322,000 in 2010. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2012, 2011 and 2010 were $1,810,000, $1,934,000 and $652,000, respectively. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Our 2013 annual expense assumptions include higher research and developments costs due mainly to higher headcount and related expenses, as well as additional licensing costs associated with more EDA design tools and outsourcing costs that we will need to further develop and enhance our DSP platforms and offerings.

Sales and Marketing Expenses

	2010	2011	2012
Sales and marketing expenses (in millions)	$7.3	$8.9	$9.2
Change year-on-year	—	22.3%	3.3%

The increase in sales and marketing expenses for 2012 as compared to 2011 principally reflected higher salary and related expenses, mainly due to higher headcount, travel expenses and marketing and trade show activities, partially offset by lower commission expenses. The increase in sales and marketing expenses for 2011 as compared to 2010 principally reflected higher salary and related expenses, and higher non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 17.2% for 2012, as compared with 14.8% for 2011 and 16.3% for 2010. The total number of sales and marketing personnel was 27 at year-end 2012, as compared with 22 at year-end 2011 and 20 at year-end 2010. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2012, 2011 and 2010 were $1,036,000, $1,094,000 and $380,000, respectively.

General and Administrative Expenses

	2010	2011	2012
General and administrative expenses (in millions)	$6.1	$7.6	$7.9
Change year-on-year	—	25.1%	3.2%

The increase in general and administrative expenses for 2012 as compared to 2011 principally reflected higher professional services cost associated with the MIPS transaction, partially offset by lower salary and related expenses, mainly due to lower bonus provisions. The increase in general and administrative expenses for 2011 as compared to 2010 principally reflected higher salary and related expenses, higher professional services cost and higher non-cash equity-based compensation expenses. The total number of general and administrative personnel was 25 at year-end 2012, as compared with 24 at year-end 2011 and 23 at year-end 2010. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2012, 2011 and 2010 were $1,996,000, $1,891,000 and $1,023,000, respectively.

Financial Income, net

	2010	2011	2012
	(in millions)
Financial income, net	$2.10	$2.91	$3.38
of which:
Interest income and gains and losses from marketable securities, net	$2.16	$2.92	$3.42
Foreign exchange loss	$(0.06)	$(0.01)	$(0.04)

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, amortization of discount and premium on marketable securities and foreign exchange movements. The increase in interest income, and gains and losses from marketable securities, net, for both 2012 as compared to 2011 and 2011 as compared to 2010 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.04 million, $0.01 million and $0.06 million in 2012, 2011 and 2010, respectively.

Provision for Income Taxes

During the years 2012, 2011 and 2010, we recorded tax expenses of $2.1 million, $2.9 million and $0.6 million, respectively. The decrease in provision for income taxes in 2012 as compared to 2011 principally reflected (i) lower income before taxes on income, (ii) lower withholding tax expenses which we were unable to obtain a refund from certain foreign tax authorities, and (iii) the utilization of losses carried forward in a certain tax jurisdiction, partially offset by a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax exempt status in 2011 to a tax rate of 10% for this investment program in 2012. The increase in provision for income taxes in 2011 as compared to 2010 principally reflected higher income before taxes on income, as well as an income tax benefit of approximately $1.8 million in 2010 related to: (a) tax loss carrybacks, which allowed us to reduce taxes already paid in previous years, and (b) tax plan strategies to better utilize certain deferred tax assets. We have significant operations in Israel and operations in the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 10% tax rate on its trade until December 31, 2010. Since January 1, 2011, a new tax rate of 12.5% is in effect going forward. Interest income earned by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% in 2012, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% in 2012. However, our Israeli operating subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth and fifth investment programs, and this resulted in an increase in the taxable income attributable to the sixth, seventh and eighth investment programs, which were subject to a reduced tax rate of 10% in 2012. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

For more information about our provision for income taxes, see Note 12 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had approximately $18.4 million in cash and cash equivalents, $47.2 million in short term bank deposits, $69.3 million in marketable securities, and $23.1 million in long term bank deposits, totaling $158.0 million, as compared to $164.5 million at December 31, 2011. The decrease in 2012 as compared to 2011 principally reflected a repurchase of 1,482,548 shares of common stock for an aggregate purchase price of approximately $27 million, partially offset by net cash provided by operating activities of approximately $19 million. During 2012, we invested $125.6 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $137.6 million in 2012. During 2011, we invested $107.0 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 36 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $69.0 million in 2011. During 2010, we invested $98.8 million of cash in bank deposits and available-for-sale marketable securities with maturities up to 34 months. In addition, bank deposits and available-for-sale marketable securities were sold or redeemed for cash amounting to $72.9 million in 2010. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2012, 2011 and 2010. For more information about our marketable securities, see Notes 1 and 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2012.

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

Operating Activities

Cash provided by operating activities in 2012 was $18.6 million and consisted of net income of $13.7 million, adjustments for non-cash items of $4.8 million, and changes in operating assets and liabilities of $0.1 million. Adjustments for non-cash items primarily consisted of $5.6 million of depreciation and equity-based compensation expenses, $1.3 million of amortization of premiums on available-for-sale marketable securities, and $1.8 million of accrued interest on bank deposits. The slight increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other accounts receivable of $0.9 million, an increase in trade payables of $0.6 million, an increase of accrued expenses and other payables of $0.3 million and an increase in income taxes payable of $1.1 million, partially offset by an increase in trade receivables of $1.1 million, an increase in deferred tax assets, net, of $0.7 million, a decrease in deferred revenues of $0.2 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.7 million as financing cash flows.

Cash provided by operating activities in 2011 was $27.1 million and consisted of net income of $18.6 million, adjustments for non-cash items of $6.5 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $5.7 million of depreciation and equity-based compensation expenses, $2.1 million of amortization of premiums on available-for-sale marketable securities, and $1.1 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other accounts receivable of $3.3 million, mainly reflecting a tax refund, a decrease in trade receivable of $0.8 million, an increase of income tax payable of $0.5 million, and an increase in deferred revenues of $0.5 million, partially offset by an increase in deferred tax assets, net, of $1.4 million, a decrease in accrued expenses and other payables of $0.6 million and a classification of excess tax benefit from equity-based compensation expenses of $1.3 million as financing cash flows.

Cash provided by operating activities in 2010 was $16.3 million and consisted of net income of $11.4 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $1.2 million. Adjustments for non-cash items primarily consisted of $2.7 million of depreciation and equity-based compensation expenses, $1.6 million of amortization of premiums on available-for-sale marketable securities, and $0.6 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other accounts receivable of $2.6 million, an increase in accrued payroll and related benefits of $0.5 million, an increase in accrued expenses and other payables of $0.2 million, and an increase in deferred revenues of $0.2 million, partially offset by an increase in deferred tax assets, net, of $0.7 million and a classification of excess tax benefit from equity-based compensation expenses of $1.7 million as financing cash flows.

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

Investing Activities

Net cash provided by investing activities in 2012 was $9.8 million, as compared with net cash used in investing activities of $39.3 and $26.6 million in 2011 and 2010, respectively. We had a cash outflow of $60.9 million and a cash inflow of $60.7 million in respect of investments in marketable securities during 2012. Included in the cash inflow during 2012 was net proceeds of $12.2 million in bank deposits. We had a cash outflow of $42.3 million and a cash inflow of $44.0 million in respect of investments in marketable securities during 2011. Included in the cash outflow during 2011 was a net investment of $39.7 million in bank deposits. We had a cash outflow of $59.6 million and a cash inflow of $32.5 million in respect of investments in marketable securities during 2010. Included in the cash outflow during 2010 was a net proceed of $1.2 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.7 million in 2012, $0.4 million in 2011 and $0.7 million in 2010. We had a cash outflow of $1.5 and $0.9 million in 2012 and 2011, respectively, from a minority investment in two private companies in 2012, one of whom we originally invested in 2011.

Financing Activities

Net cash used in financing activities in 2012 was $24.9 million, as compared to net cash provided by financing activities of $10.0 and $15.8 in 2011 and 2010, respectively.

In August 2008, we announced that our board of directors approved a share repurchase program for up to 1.0 million shares of common stock. In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1, which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18. In January 2012, our board of directors reaffirmed its authorization for our repurchase of the remaining 1,966,700 shares of common stock previously authorized pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In 2012, we repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27.2 million. We did not repurchase any shares of common stock in 2011. In 2010 we repurchased 139,709 shares of common stock at an average purchase price of $11.22 per share, for an aggregate purchase price of $1.6 million. As of December 31, 2012, 484,152 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2012, 2011 and 2010, we received $1.6 million, $8.7 million and $15.7 million, respectively, from the issuance of common stock and treasury stock upon exercise of stock options and purchases under our employee stock purchase plan.

In 2012, 2011 and 2010, we classified $0.7 million, $1.3 million and $1.7 million, respectively, of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2012:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations—Leasehold properties	1,566	845	721	—	—
Operating Lease Obligations—Other	2,067	1,698	369	—	—
Purchase Obligations	796	687	109	—	—

Total	4,429	3,230	1,199	—	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Other operating lease obligations relate to license agreements entered into for maintenance of design tools. Purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2012, our income tax payable, net of withholding tax credits, included $3,520,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2012, the amount of accrued severance pay was $6,158,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $28,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.04, $0.01 and $0.06 million for 2012, 2011 and 2010, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2012, 2011 and 2010, we recorded accumulated other comprehensive gain of $399,000, accumulated other comprehensive loss of $424,000 and accumulated other comprehensive gain of $132,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2012, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $194,000, which will be recorded in the consolidated statements of income during the following 9 months. We recognized a net loss of $0.20 million for 2012, and a net gain of $0.18 million for both 2011 and 2010, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2012, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2011. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $3.42 million in 2012, $2.92 million in 2011 and $2.16 million in 2010. The increase in interest income, and gains and losses from marketable securities, net, in both 2012 as compared to 2011 and 2011 as compared to 2010 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2012.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2013 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2013 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts

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

AS OF DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.‘s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEVA. Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2011 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of CEVA, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 15, 2013

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,954	$18,422
Short-term bank deposits	55,431	47,229
Marketable securities (Note 2)	69,027	69,343
Trade receivables (net of allowance for doubtful accounts of $25 and $9)	5,116	6,232
Deferred tax assets (Note 12)	2,248	2,065
Prepaid expenses and other accounts receivable (Note 5)	2,320	2,361

Total current assets	149,096	145,652

Long-term assets:
Long term bank deposits	25,106	23,050
Severance pay fund	5,473	6,130
Deferred tax assets (Note 12)	832	1,178
Property and equipment, net (Note 4)	1,235	1,392
Goodwill	36,498	36,498
Investments in other companies (Note 6)	900	2,433

Total long-term assets	70,044	70,681

Total assets	$219,140	$216,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$580	$1,176
Deferred revenues	1,074	865
Accrued expenses and other payables (Note 7)	3,493	3,462
Accrued payroll and related benefits	6,921	6,978
Income taxes payable, net	545	1,626

Total current liabilities	12,613	14,107

Long-term liabilities:
Accrued severance pay	5,607	6,158

Total long-term liabilities	5,607	6,158

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized at December 31, 2011 and 2012; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized at December 31, 2011, and 2012; 23,543,746 and 23,595,160 shares issued at December 31, 2011 and 2012, respectively, and 23,543,746 and 22,187,367 shares outstanding at December 31, 2011 and 2012, respectively	24	22
Additional paid in-capital	191,945	198,495
Treasury stock at cost (1,407,793 shares of common stock at December 31, 2012)	—	(25,694)
Accumulated other comprehensive income (loss)	(901)	360
Retained earnings	9,852	22,885

Total stockholders’ equity	200,920	196,068

Total liabilities and stockholders’ equity	$219,140	$216,333

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Licensing	$18,395	$20,239	$18,248
Royalties	22,866	36,403	31,950
Other revenues	3,650	3,597	3,479

Total revenues	44,911	60,239	53,677

Cost of revenues	3,712	3,559	3,952

Gross profit	41,199	56,680	49,725

Operating expenses:
Research and development, net	17,909	21,543	20,243
Sales and marketing	7,308	8,937	9,231
General and administrative	6,108	7,639	7,884

Total operating expenses	31,325	38,119	37,358

Operating income	9,874	18,561	12,367
Financial income, net (Note 11)	2,095	2,909	3,380

Income before taxes on income	11,969	21,470	15,747
Income taxes (Note 12)	591	2,908	2,062

Net income	$11,378	$18,562	$13,685

Basic net income per share	$0.54	$0.80	$0.60

Diluted net income per share	$0.51	$0.77	$0.59

Weighted average shares used to compute net income per share (in thousands):
Basic	21,251	23,173	22,798

Diluted	22,430	24,153	23,357

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income:	$11,378	$18,562	$13,685
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(75)	(1,084)	1,407
Reclassification adjustments for gains included in net income	(35)	(54)	(184)

Net change	(110)	(1,138)	1,223

Cash flow hedges:
Changes in unrealized gains (losses)	319	(283)	246
Reclassification adjustments for gains (losses) included in net income	(179)	(183)	195

Net change	140	(466)	441

Other comprehensive income before tax	30	(1,604)	1,664
Income tax benefit (expense) related to components of other comprehensive income	36	386	(403)

Other comprehensive income (loss)	66	(1,218)	1,261

Comprehensive income	$11,444	$17,344	$14,946

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Treasury Stock	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Number of Shares outstanding	Amount
Balance as of January 1, 2010	20,429,736	$20		$158,325	$—	$251	$(19,500)	$139,096
Net income	—	—		—	—	—	11,378	11,378
Other comprehensive income	—	—		—	—	66	—	66
Equity-based compensation	—	—		2,132	—	—	—	2,132
Tax benefit related to exercise of stock options	—	—		1,692	—	—	—	1,692
Issuance of Common Stock upon exercise of stock-based awards	2,094,713	3		14,688	—	—	—	14,691
Purchase of Treasury Stock	(139,709)	—	(*)	—	(1,567)	—	—	(1,567)
Issuance of Treasury Stock upon exercise of stock-based awards	139,709	—	(*)	1	1,567	—	(588)	980

Balance as of December 31, 2010	22,524,449	$23		$176,838	$—	$317	$(8,710)	$168,468

Net income	—	—		—	—	—	18,562	18,562
Other comprehensive income	—	—		—	—	(1,218)	—	(1,218)
Equity-based compensation	—	—		5,158	—	—	—	5,158
Tax benefit related to exercise of stock options	—	—		1,290	—	—	—	1,290
Issuance of Common Stock upon exercise of stock-based awards	1,019,297	1		8,659	—	—	—	8,660

Balance as of December 31, 2011	23,543,746	$24		$191,945	$—	$(901)	$9,852	$200,920

Net income	—	—		—	—	—	13,685	13,685
Other comprehensive income	—	—		—	—	1,261	—	1,261
Equity-based compensation	—	—		5,083	—	—	—	5,083
Tax benefit related to exercise of stock options	—	—		672	—	—	—	672
Issuance of Common Stock upon exercise of stock-based awards	51,414	—	(*)	795	—	—	—	795
Purchase of Treasury Stock	(1,482,548)	(2)		—	(27,166)	—	—	(27,168)
Issuance of Treasury Stock upon exercise of stock-based awards	74,755	—	(*)	—	1,472	—	(652)	820

Balance as of December 31, 2012	22,187,367	$22		$198,495	$(25,694)	$360	$22,885	$196,068

Accumulated unrealized gain from available-for-sale securities, net of taxes of $58	$166
Accumulated unrealized gain from hedging activities, net of taxes of $22	$194

Accumulated other comprehensive loss, net as of December 31, 2012	$360

(*)	Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$11,378	$18,562	$13,685
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	528	506	525
Equity-based compensation	2,132	5,158	5,083
Gain from sale of property and equipment	—	(10)	—
Realized gain, net on sale of available-for-sale marketable securities	(35)	(54)	(184)
Amortization of premiums on available-for-sale marketable securities	1,603	2,068	1,267
Unrealized foreign exchange loss (gain)	26	(46)	(21)
Accrued interest on bank deposits	(589)	(1,070)	(1,842)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	89	790	(1,116)
Decrease in prepaid expenses and other accounts receivable	2,567	3,338	856
Increase in deferred tax, net	(688)	(1,443)	(656)
Increase in trade payables	46	7	594
Increase (decrease) in deferred revenues	184	458	(209)
Increase (decrease) in accrued expenses and other payables	219	(589)	282
Increase in accrued payroll and related benefits	452	137	57
Increase in income taxes payable	24	475	1,081
Excess tax benefit from equity-based compensation	(1,692)	(1,290)	(672)
Increase (decrease) in accrued severance pay, net	21	85	(106)

Net cash provided by operating activities	16,265	27,082	18,624

Cash flows from investing activities:
Purchase of property and equipment	(728)	(393)	(682)
Proceeds from sale of property and equipment	—	10	—
Investment in bank deposits	(39,177)	(64,709)	(64,695)
Proceeds from bank deposits	40,420	25,040	76,921
Investment in available-for-sale marketable securities	(59,593)	(42,291)	(60,863)
Proceeds from maturity of available-for-sale marketable securities	20,061	29,173	14,983
Proceeds from sale of available-for-sale marketable securities	12,418	14,813	45,704
Investments in other companies	—	(900)	(1,533)

Net cash provided by (used in) investing activities	(26,599)	(39,257)	9,835

Cash flows from financing activities:
Purchase of Treasury Stock	(1,567)	—	(27,168)
Proceeds from issuance of Common Stock and Treasury Stock upon exercise of stock-based awards	15,671	8,660	1,615
Excess tax benefit from equity-based compensation	1,692	1,290	672

Net cash provided by (used in) financing activities	15,796	9,950	(24,881)

Effect of exchange rate movements on cash	(468)	81	(110)
Increase (decrease) in cash and cash equivalents	4,994	(2,144)	3,468
Cash and cash equivalents at the beginning of the year	12,104	17,098	14,954

Cash and cash equivalents at the end of the year	$17,098	$14,954	$18,422

Supplemental information of cash-flows activities:
Cash paid (received) during the year for:
Income and withholding taxes, net of refunds	$(136)	$528	$926

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, including communications (wireless, Wi-Fi and Bluetooth), vision and image signal processing, audio, voice, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Basis of presentation:

The consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months from deposit day but less than one year. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.89%, 2.06% and 2.32% during 2010, 2011 and 2012, respectively.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The Company did not recognize OTTI on its marketable securities in 2010, 2011 and 2012.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year from deposit day. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.30%, 2.28% and 2.40% during 2010, 2011 and 2012, respectively.

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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2010, 2011 and 2012.

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

The Company elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under the new authoritative guidance issued by the FASB. If it determined that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2012, no impairment of goodwill has been identified.

Investments in other companies:

The Company’s investments in two private companies, in which it holds minority equity interests, are presented at cost because the Company does not have significant influence over the underlying investees. The

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

investments are reviewed periodically to determine if their values have been impaired and adjustments are recorded as necessary. During the years ended December 31, 2011 and 2012, no impairment loss was identified.

Revenue recognition:

The Company generates its revenues from (1) licensing intellectual property, which in certain circumstances is modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, training and sale of development systems.

The Company accounts for its IP license revenues and related services in accordance with FASB ASC No. 985-605, “Software Revenue Recognition.” Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. Revenue earned on licensing arrangements involving multiple elements are allocated to each element based on the “residual method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for one of the delivered elements. VSOE of fair value of the undelivered elements is determined based on the substantive renewal rate as stated in the agreement.

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

Royalties from licensing the right to use the Company’s IP are recognized on a quarterly basis in arrears as the Company receives quarterly shipment reports from its licensees. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating its IP components or on a per unit basis, as specified in the agreements with the licensees. The Company determines such revenues by receiving confirmation of sales subject to royalties from licensees. Non-refundable payments on account of prepaid units (prepaid royalties) are included within the Company’s licensing revenue line on the statement of income.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Office of the Chief Scientist of Israel (refer to Note 14c for further details). Cost of product revenue includes materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary costs for personnel engaged in services, training and customer support, and travel, telephone and other support costs.

Income taxes:

The Company recognizes income taxes under the liability method. It recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in the statements of income during the period that includes the enactment date.

Valuation allowance is recorded to reduce the deferred tax assets to the net amount that the Company believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies, in assessing the need for a valuation allowance.

Tax benefits are recognized from uncertain tax positions only if the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded grants in the amounts of $2,322, $2,518 and $2,849 for the years ended December 31, 2010, 2011 and 2012, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

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

Total contributions for the years ended December 31, 2010, 2011 and 2012 were $289, $311 and $313, respectively.

Accrued severance pay:

The liability of CEVA’s Israeli subsidiary for severance pay is calculated pursuant to Israeli severance pay law for all Israeli employees, based on the most recent salary of each employee multiplied by the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual.

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.

Severance pay expenses, net of related income, for the years ended December 31, 2010, 2011 and 2012, were $853, $1,037 and $826, respectively.

Equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and nonemployees directors.

The Company estimates the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of income. The Company recognizes

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures and the rate is adjusted to reflect changes in facts and circumstances, if any. Estimated forfeiture rate will be revised if actual forfeitures differ from the initial estimates.

The Company uses the Monte-Carlo simulation model for options and stock appreciation rights (“SARs”) granted. The Monte-Carlo simulation model uses the weighted-average assumptions noted below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the contractual term of the options and SARs, the probability that the options and SARs will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs.

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2010	2011	2012
Expected dividend yield	0%	0%	0%
Expected volatility	38%-62%	39%-58%	43%-58%
Risk-free interest rate	0.2%-3.2%	0.1%-2.7%	0.1%-1.2%
Expected forfeiture (employees)	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	7 years	7 years	7 years
Suboptimal exercise multiple (employees)	1.5	2.0-2.1	2.1
Suboptimal exercise multiple (executives)	1.3	2.3	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above for the years ended 2010, 2011 and 2012 except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be in a range of 37%-63% in 2010, 41%-50% in 2011 and 41%-61% in 2012.

During the years ended December 31, 2010, 2011 and 2012, the Company recognized equity-based compensation expense related to stock options, SARs and employee stock purchase plan as follows:

	Year ended December 31,
	2010	2011	2012
Cost of revenue	$77	$239	$241
Research and development, net	652	1,934	1,810
Sales and marketing	380	1,094	1,036
General and administrative	1,023	1,891	1,996

Total equity-based compensation expense	$2,132	$5,158	$5,083

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2012, there was $5,554 of unrecognized compensation expense related to unvested awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2011 and 2012, the Company classified $1,290 and $672, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

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

In May 2011, the FASB issued guidance that changed the requirement for presenting “Comprehensive Income” in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this new guidance on January 1, 2012 and elected to present the comprehensive income in two separate but consecutive statements.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2012, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2012. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $25 and $9 as of December 31, 2011 and 2012, respectively.

The Company has no off-balance-sheet concentration of credit risk.

Derivative and hedging activities:

The Company follows the requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in the currencies

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

other than the U.S. dollar for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2011 and 2012, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $8,350 and $5,400, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of December 31, 2011 and 2012, the notional principal amount of the foreign exchange contracts to sell NIS held by the Company was $0 and $2,610, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2010, 2011 and 2012 were $489, $570 and $791, respectively.

Treasury stock:

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases and repurchase plans in accordance with Rules 10b5-1 and 10b-18 of the United States Securities Exchange Act of 1934, as amended.

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with FASB ASC No. 505-30, “Treasury Stock” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings . The purchase cost is calculated based on the specific identified method. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

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

	Year ended December 31,
	2010	2011	2012
Numerator:
Net income	$11,378	$18,562	$13,685
Denominator (in thousands):
Weighted-average common stock outstanding	21,251	23,173	22,798
Effect of stock options	1,179	980	559

Diluted weighted-average common stock outstanding	22,430	24,153	23,357

Basic net income per share	$0.54	$0.80	$0.60

Diluted net income per share	$0.51	$0.77	$0.59

The weighted-average number of shares related to the outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 68,718, 592,647 and 973,919 shares for the years ended December 31, 2010, 2011 and 2012, respectively.

NOTE 2: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2011 and 2012:

	As at December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$10,964	$73	$(4)	$11,033

	10,964	73	(4)	11,033
Available-for-sale—matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	573	2	—	575
Corporate bonds	55,622	391	(237)	55,776

	58,155	393	(238)	58,310

Total	$69,119	$466	$(242)	$69,343

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2012	$28,711	$(241)	$489	$(1)
As of December 31, 2011	$48,594	$(923)	$5,476	$(176)

As of December 31, 2011 and 2012, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

For the years ended December 31, 2010, 2011 and 2012, the Company recognizes gross realized gains of $73, $77 and $301, respectively, and gross realized losses of $38, $23 and $117, respectively.

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

Description	December 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	—	$1,959	—
Foreign government bonds	575	—	575	—
Corporate bonds	66,809	—	66,809	—
Foreign exchange contracts	216	—	216	—

Liabilities:
Foreign exchange contracts	112	—	112	—

Description	December 31, 2011	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$2,204	—	$2,204	—
Foreign government bonds	589	—	589	—
Corporate bonds	66,234	—	66,234	—

Liabilities:
Foreign exchange contracts	225	—	225	—

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2011	2012
Cost:
Computers, software and equipment	$11,289	$11,827
Office furniture and equipment	829	835
Leasehold improvements	784	801

	12,902	13,463
Less – Accumulated depreciation	(11,667)	(12,071)

Property and equipment, net	$1,235	$1,392

In 2011, there was a decrease in the amount of property and equipment of $873 as a result of the disposal of redundant assets.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 5: PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	As at December 31,
	2011	2012
Prepaid leased design tools	$383	$253
Prepaid car leases	144	137
Prepaid rent	199	200
Taxes	251	221
Interest receivable	948	650
Foreign exchange contracts	—	216
Other	395	684

	$2,320	$2,361

NOTE 6: INVESTMENT IN OTHER COMPANY

In November 2011, the Company signed an investment agreement with a private company, whereby the Company would invest up to $1,500 to be paid in three installments based on certain development milestones. The first installment of $900 was paid in November 2011 and the second installment of $300 was paid in August 2012. The third installment of $300 will be paid based on the completion of certain development milestones.

In August 2012, the Company signed an investment agreement with another private company, whereby the Company would invest up to 1,500 Euro to be paid in three installments based on certain development milestones. The first installment of 1,000 Euro ($1,233) was paid in August 2012 and the other two installments in an aggregate of 500 Euro will be paid based on the completion of certain development milestones.

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2011	2012
Engineering accruals	834	824
Professional fees	690	811
Foreign exchange contracts	225	112
Deferred tax liabilities	290	200
Other	1,454	1,515

	$3,493	$3,462

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock. In May 2010, the Company announced that its Board of Directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18 under the Exchange Act. In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of the remaining 1,966,700 shares of common stock available for repurchase pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2012, 484,152 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program.

In 2010, the Company repurchased 139,709 shares of common stock at an average purchase price of $11.22 per share for an aggregate purchase price of $1,567. The Company did not repurchase any shares during 2011. In 2012, the Company repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27,168.

d. Employee and non-employee stock plans:

The Company grants stock options and SARs capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made in 2012). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Generally, options and SARs granted under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s stock option and SAR activities and related information for the year ended December 31, 2012, is as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding at the beginning of the year	1,879,496	$15.66
Granted (1)	736,000	16.17
Exercised	(44,695)	8.22
Forfeited or expired	(24,684)	21.09

Outstanding at the end of the year (2)	2,546,117	$15.88	4.9	$—

Vested or expected to vest as of December 31	2,456,238	$15.77	4.8	$—

Exercisable as of December 31	1,259,128	$12.78	3.3	$3,745,582

(1)	Includes 558,000 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,406,867 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the years ended December 31, 2010, 2011 and 2012 was $4.9, $11.6 and $7.4 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $18,410, $18,286 and $581, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2012 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
5.76-8.68	726,733	2.6	$7.87	671,035	2.5	$7.84
9.10-13.01	360,781	3.4	$11.02	278,062	3.0	$10.60
15.54-17.61	722,000	7.1	$15.98	2,082	4.8	$17.56
24.17-32.34	736,603	5.7	$26.07	307,949	5.4	$25.46

	2,546,117	4.9	$15.88	1,259,128	3.3	$12.78

Stock Plans

As of December 31, 2012, the Company maintains the Company’s Amended and Restated 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2012, options and SARs to purchase 965,804 shares of common stock were available for grant under the Stock Plans.

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

The 2011 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2011 Plan. Under current U.S. tax laws, incentive stock options may only be granted to employees. The 2011 Plan permits the Company’s Board of Directors or a committee thereof to determine how grantees may pay the exercise or purchase price of their awards.

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

The Company’s Board of Directors or a committee thereof may grant additional options to purchase common stock with a vesting schedule to be determined by the Board of Directors in recognition of services provided by a non-employee director in his or her capacity as a director.

The Company’s Board of Directors or a committee thereof has authority to administer the Director Plan. The Company’s Board of Directors or a committee thereof has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Director Plan and to interpret its provisions.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2012, 304,770 shares of common stock were available for future issuance under the ESPP.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2011	2012
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$158
Foreign exchange forward contracts	—	58

Total	$—	$216

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$143	$—
Foreign exchange forward contracts	82	—

Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	—	112

Total	$225	$112

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The increase (decrease) in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2010	2011	2012
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$176	$(102)	$177
Foreign exchange forward contracts	143	(181)	69

	$319	$(283)	$246

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2010	2011	2011
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(128)	$(192)	$124
Foreign exchange forward contracts	(51)	9	71

	$(179)	$(183)	$195

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses, a net gain of $179, a net gain of $183 and a net loss of $195 during the years ended December 31, 2010, 2011 and 2012, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a net loss of $709, a net gain of $43 and a net loss of $112 during the years ended December 31, 2010, 2011 and 2012, respectively, related to derivatives not qualified as hedging instruments.

NOTE 10: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year ended December 31,
	2010		2011		2012
Revenues based on customer location:
United States	$9,326		$14,312		$11,389
Europe, Middle East (1) (2)	18,825		19,878		13,695
Asia Pacific (3) (4)	16,760		26,049		28,593

	$44,911		$60,239		$53,677

(1) Germany	$8,670		$12,262		$6,840
(2) Switzerland	$6,163		$6,150		*	)
(3) China	$11,098		$13,790		$15,919
(4) Japan	*	)	*	)	$7,744

*)	Less than 10%

	December 31,
	2010	2011	2012
Long-lived assets by geographic region:
United States	$35	$30	$16
Ireland	47	47	93
Israel	1,260	1,157	1,283
Other	6	1	0

	$1,348	$1,235	$1,392

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2010	2011	2012
Customer A	18%	17%	24%
Customer B	* )	16%	13%
Customer C	* )	12%	12%
Customer D	19%	* )	—
Customer E	16%	* )	* )

*)	Less than 10%

c. Information about Products and Services:

The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2010	2011	2012
CEVA-X family	32%	26%	21%
CEVA TeakLite family	48%	49%	54%
CEVA Teak family	12%	17%	14%

The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.

NOTE 11: SELECTED STATEMENTS OF INCOME DATA

Financial income, net:

	Year ended December 31,
	2010	2011	2012
Interest income	$3,724	$4,937	$4,507
Gain on available-for-sale marketable securities, net	35	54	184
Amortization of premium on available-for-sale marketable securities, net	(1,603)	(2,068)	(1,267)
Foreign exchange loss, net	(61)	(14)	(44)

	$2,095	$2,909	$3,380

NOTE 12: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 10% tax rate on its trade until December 31, 2010. Since January 1, 2011, a new tax rate of 12.5% is in effect going forward. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2012, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2008 and subsequent years.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

2. Israeli Subsidiary

The Israeli subsidiary has been granted “Approved Enterprise” and “Benefited Enterprise” status under the Israeli Law for the Encouragement of Capital Investments. For such Approved Enterprises and Benefited Enterprises, the Israeli subsidiary elected to apply for alternative tax benefits—the waiver of government grants in return for tax exemptions on undistributed income. Upon distribution of such exempt income, the Israeli subsidiary will be subject to corporate tax at the rate ordinarily applicable to the Approved Enterprise’s or Benefited Enterprise’s income. Such tax exemption on undistributed income applies for a limited period of between two to ten years, depending upon the location of the enterprise. During the remainder of the benefits period (generally until the expiration of ten years), a corporate tax rate not exceeding 25% will apply.

The Israeli subsidiary is a foreign investor company, or FIC, as defined by the Investment Law. FICs are entitled to further reductions in the tax rate normally applicable to Approved Enterprises and Benefited Enterprises. Depending on the foreign ownership in each tax year, the tax rate can range between 10% (when foreign ownership exceeds 90%) to 20% (when foreign ownership exceeds 49%). There can be no assurance that the subsidiary will continue to qualify as an FIC in the future or that the benefits described herein will be granted in the future.

The Company’s Israeli subsidiary’s tax-exempt profit from Approved Enterprises and Benefited Enterprises is permanently reinvested. Therefore, deferred taxes have not been provided for such tax-exempt income, as the Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income.

Pursuant to a recent amendment to the Investments Law which became effective on November 12, 2012, a company that elects by November 11, 2013 to pay a reduced corporate tax rate as set forth in that amendment (rather than the regular corporate tax rate applicable to Approved Enterprise income) with respect to undistributed tax-exempt income accumulated by the company until December 31, 2011 will be entitled to distribute a dividend from such income without being required to pay additional corporate tax with respect to such dividend. A company that has made such an election must make certain qualified investments in Israel over the five-year period commencing in 2013. A company that has elected to apply the amendment cannot withdraw from its election. The Israeli subsidiary is currently reviewing the new amendment and its implications to the Company.

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 25% in 2012.

The Israeli subsidiary elected to compute their taxable income in accordance with Income Tax Regulations (Rules for Accounting for Foreign Investors Companies and Certain Partnerships and Setting their Taxable Income), 1986. Accordingly, the taxable income or loss is calculated in U.S. dollars. Applying these regulations reduces the effect of the foreign exchange rate (of NIS against the U.S. dollar) on the Company’s Israeli taxable income.

CEVA’s Israeli subsidiary has received final tax assessments through 2005. As of December 31, 2012, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2009 and subsequent years.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

b. The provision for income taxes is as follows:

	Year ended December 31,
	2010	2011	2012
Domestic taxes:
Current	$(885)	$1,452	$727
Deferred	(877)	(1,024)	(742)
Foreign taxes:
Current	2,164	2,899	1,993
Deferred	189	(419)	84

	$591	$2,908	$2,062

Income (loss) before taxes on income:
Domestic	$(3,426)	$542	$(1,651)
Foreign	15,395	20,928	17,398

	$11,969	$21,470	$15,747

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2010	2011	2012
Income before taxes on income	$11,969	$21,470	$15,747

Theoretical tax at U.S. statutory rate-35%	4,189	7,515	5,511
Foreign income taxes at rates other than U.S. rate	(4,182)	(5,622)	(3,957)
Changes in foreign tax rates	(1,714)	—	—
Subpart F	216	221	529
Non-deductible items	408	355	346
Valuation allowance	1,633	(545)	(380)
Other, net	41	984	13

Taxes on income	$591	$2,908	$2,062

d. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2011	2012
Deferred tax assets
Operating loss carryforward	$8,874	$8,498
Accrued expenses	522	414
Temporary differences related to R&D expenses	1,218	992
Equity-based compensation	949	1,435
Other	740	639

Total gross deferred tax assets	12,303	11,978
Valuation allowance	(9,223)	(8,735)

Net deferred tax assets	$3,080	$3,243

Deferred tax liabilities
Subpart F carryforward	$202	$—
Other	88	200

Total gross deferred tax liabilities	$290	$200

Net deferred tax assets (*)	$2,790	$3,043

(*)	Net deferred tax for the year ended December 31, 2011 from domestic and foreign jurisdictions was $1,326 and $1,464, respectively.

Net deferred tax for the year ended December 31, 2012 from domestic and foreign jurisdictions was $1,851 and $1,192, respectively.

The Company and its subsidiaries provide valuation allowances for deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future.

The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings, which are subject to taxes upon distribution, of its international subsidiaries because such earnings are re-invested and, in the opinion of management, will not be distributed to CEVA, Inc., the U.S. parent company, and will continue to be re-invested indefinitely. In addition, the Company operates within multiple taxing jurisdictions involving complex issues, and it has provisions for tax liabilities on investment activities as appropriate. The tax impact of repatriating these earnings is not practical to compute.

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

	Year ended December 31,
	2011	2012
Beginning of year	$847	$3,054
Additions for current year tax positions	1,734	187
Additions for prior year’s tax positions	473	614
Reductions for prior year’s tax positions	—	(335)

Balance at December 31	$3,054	$3,520

As of December 31, 2011 and 2012, there were $3,054 and $3,520, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. During the year ended December 31, 2012, the Company had accrued interest related to unrecognized tax benefits of $48. The Company did not accrue penalties during the year ended December 31, 2012, and did not accrue interest and penalties during the year ended December 31, 2011, relating to unrecognized tax benefits in its provision for income taxes because such interest and penalties did not have a material impact on the Company’s financial statements.

f. Tax loss carryforwards:

Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. An additional $3,130 of net operating loss in relation to excess tax benefits on stock option exercises during the fiscal year ended December 31, 2012 were not recorded because these benefits have not yet been realized. Such loss carryforwards begin to expire in 2030.

As of December 31, 2012, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $4,590, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2014. As of December 31, 2012, CEVA and its subsidiaries had foreign operating losses only in CEVA’s Irish subsidiary of approximately $64,100, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2008, and state and local income tax examinations for the years prior to 2008.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 13: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees attributed to Morrison & Foerster LLP during the years ended December 31, 2010, 2011 and 2012 were $307, $256 and $578, respectively. The accounts payable balance with Morrison & Foerster LLP at December 31, 2011 and 2012 were $0 and $171, respectively.

NOTE 14: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2012, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2010, 2011 and 2012, were $891, $884 and $821, respectively.

As of December 31, 2012, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2013	$845	$1,698	$687	$3,230
2014	641	369	109	1,119
2015	80	—	—	80

	$1,566	$2,067	$796	$4,429

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2012, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. For grants received after January 1, 1999, the royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

During 2010, the Company paid royalties to the OCS in the amount $108. During 2011, the Company did not pay any royalties to the OCS since no actual sales were generated from projects that previously received grants from the OCS. During 2012, the Company paid royalties to the OCS in the amount $12. As of December 31, 2012, the aggregate contingent liability to the OCS (including interest) amounted to $5,856.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/s/ Gideon Wertheizer
Gideon Wertheizer Chief Executive Officer

March 15, 2013

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

Signature	Title	Date

/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 15, 2013

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 15, 2013

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 15, 2013

/S/ ZVI LIMON Zvi Limon	Director	March 15, 2013

/S/ BRUCE MANN Bruce Mann	Director	March 15, 2013

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 15, 2013

/S/ LOUIS SILVER Louis Silver	Director	March 15, 2013

/S/ DAN TOCATLY Dan Tocatly	Director	March 15, 2013

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction (1)	Balance at end of period
Year ended December 31, 2012
Allowance for doubtful accounts	$25	$—	$16	$9

Year ended December 31, 2011
Allowance for doubtful accounts	$25	$—	$—	$25

Year ended December 31, 2010
Allowance for doubtful accounts	$700	$—	$675	$25

(1)	Actual write-offs of uncollectible accounts receivables

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Third Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(18)†	CEVA, Inc. Amended and Restated 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	2012 Incentive Plan for Issachar Ohana, effective as of January 1, 2012

10.26(14)†	2012 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2012

10.27(15)†	CEVA, Inc. 2011 Stock Incentive Plan

10.28(16)†	2013 Incentive Plan for Issachar Ohana, effective as of January 1, 2013

10.29(17)†	2013 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2013

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 29, 2008, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2012, and incorporated hereby by reference.
(14)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2012, and incorporated hereby by reference.
(15)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
(16)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(17)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(18)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K, filed with the Commission on March 15, 2012, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.