Form 10-Q
period 2013-03-31
CEVA INC
filed 2013-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,135,761 shares of common stock, $0.001 par value, as of May 3, 2013.

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

•

Our belief that the emergence of low cost smartphone platforms from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that we are well positioned to leverage the growth in the 3G enabled phones in developing countries and the broad adoption of 4G LTE-based advanced smartphones in developed countries;

•	Our belief that our audio/voice product lines enable us to continue to expand our licensee base in the market for non-baseband applications;

•

Our belief that the following three market trends represent significant growth drivers for us: (1) use of cellular networks for devices other than handsets, (2) emergence of 3G connectivity in developing economies and 4G connectivity in developed countries, and (3) growing adoption of DSPs in audio, digital photography, and embedded vision in smart devices;

•

Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research and Strategy Analytics.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$18,422
Short term bank deposits	50,113	47,229
Marketable securities	73,640	69,343
Trade receivables	7,340	6,232
Deferred tax assets	2,294	2,065
Prepaid expenses and other current assets	3,670	2,361

Total current assets	147,057	145,652
Long term bank deposits	23,180	23,050
Severance pay fund	6,606	6,130
Deferred tax assets	1,146	1,178
Property and equipment, net	1,536	1,392
Goodwill	36,498	36,498
Investments in other companies	2,733	2,433

Total long-term assets	71,699	70,681

Total assets	$218,756	$216,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,087	$1,176
Deferred revenues	483	865
Accrued expenses and other payables	2,819	3,462
Accrued payroll and related benefits	8,058	6,978
Income taxes payable, net	1,782	1,626

Total current liabilities	14,229	14,107

Long term liabilities:
Accrued severance pay	6,725	6,158
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued both at March 31, 2013 and December 31, 2012, and 22,132,062 and 22,187,367 shares outstanding at March 31, 2013 and December 31, 2012, respectively	22	22
Additional paid in-capital	199,813	198,495
Treasury stock at cost (1,463,098 and 1,407,793 shares of common stock at March 31, 2013 and December 31, 2012, respectively)	(26,354)	(25,694)
Accumulated other comprehensive income	247	360
Retained earnings	24,074	22,885

Total stockholders’ equity	197,802	196,068

Total liabilities and stockholders’ equity	$218,756	$216,333

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2013	2012
Revenues:
Licensing and related revenue	$5,034	$6,006
Royalties	7,082	9,106

Total revenues	12,116	15,112
Cost of revenues	1,575	870

Gross profit	10,541	14,242
Operating expenses:
Research and development, net	5,039	5,486
Sales and marketing	2,355	2,289
General and administrative	1,838	1,869

Total operating expenses	9,232	9,644

Operating income	1,309	4,598
Financial income, net	729	948

Income before taxes on income	2,038	5,546
Income taxes	333	689

Net income	$1,705	$4,857

Basic net income per share	$0.08	$0.21

Diluted net income per share	$0.08	$0.20

Weighted-average shares used to compute net income per share (in thousands):
Basic	22,197	23,507

Diluted	22,670	24,239

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2013	2012
Net income:	$1,705	$4,857
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(15)	1,133
Reclassification adjustments for gains included in net income	(143)	(45)

Net change	(158)	1,088

Cash flow hedges:
Changes in unrealized gains	106	216
Reclassification adjustments for gains (losses) included in net income	(100)	57

Net change	6	273

Other comprehensive income (loss) before tax	(152)	1,361
Income tax benefit (expense) related to components of other comprehensive income (loss)	39	(357)

Other comprehensive income (loss)	(113)	1,004

Comprehensive income	$1,592	$5,861

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,705	$4,857
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	154	129
Equity-based compensation	1,318	1,245
Realized gain, net on sale of available-for-sale marketable securities	(143)	(45)
Amortization of premiums on available-for-sale marketable securities	380	412
Accrued interest on bank deposits	(352)	(493)
Unrealized foreign exchange loss (gain)	43	(4)
Changes in operating assets and liabilities:
Increase in trade receivables	(1,130)	(363)
Increase in prepaid expenses and other current assets	(1,293)	(143)
Increase in deferred taxes, net	(204)	(279)
Increase (decrease) in trade payables	(87)	244
Decrease in deferred revenues	(382)	(472)
Decrease in accrued expenses and other payables	(619)	(272)
Increase in accrued payroll and related benefits	1,033	333
Increase in income taxes payable	156	750
Excess tax benefit from equity-based compensation	—	(300)
Increase in accrued severance pay, net	91	17

Net cash provided by operating activities	670	5,616

Cash flows from investing activities:
Purchase of property and equipment	(298)	(87)
Investment in bank deposits	(21,000)	(18,000)
Proceeds from bank deposits	18,444	11,724
Investment in available-for-sale marketable securities	(20,430)	(12,898)
Proceeds from maturity of available-for-sale marketable securities	3,916	5,783
Proceeds from sale of available-for-sale marketable securities	11,822	7,638
Investment in other company	(300)	—

Net cash used in investing activities	(7,846)	(5,840)

Cash flows from financing activities:
Purchase of Treasury Stock	(2,002)	(9,535)
Proceeds from exercise of stock-based awards	826	814
Excess tax benefit from equity-based compensation	—	300

Net cash used in financing activities	(1,176)	(8,421)
Effect of exchange rate movements on cash	(70)	13

Decrease in cash and cash equivalents	(8,422)	(8,632)
Cash and cash equivalents at the beginning of the period	18,422	14,954

Cash and cash equivalents at the end of the period	$10,000	$6,322

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share data)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of programmable DSP cores and application-specific platforms, including communications (wireless, Wi-Fi and Bluetooth), digital photography and vision, audio, voice, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Starting January 1, 2013, the Company consolidated other revenues within licensing revenues. Prior period numbers were conformed to the Company’s current period presentation of one revenue line titled “licensing and related revenue”.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the interim condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at March 31, 2013 and December 31, 2012:

	As at March 31, 2013 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities—matures within one year:
Certificates of deposits	$245	$—	$—	$245
Foreign government bond	568	3	—	571
Corporate bonds	10,397	75	(4)	10,468

	11,210	78	(4)	11,284
Available-for-sale securities—matures after one year through three years:
Certificates of deposits	1,715	—	—	1,715
Corporate bonds	60,649	236	(244)	60,641

	62,364	236	(244)	62,356
Total	$73,574	$314	$(248)	$73,640

	As at December 31, 2012 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities—matures within one year:
Corporate bonds	$10,964	$73	$(4)	$11,033

	10,964	73	(4)	11,033
Available-for-sale securities—matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	573	2	—	575
Corporate bonds	55,622	391	(237)	55,776

	58,155	393	(238)	58,310
Total	$69,119	$466	$(242)	$69,343

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2013	$35,902	$(248)	$—	$—
As of December 31, 2012	$28,711	$(241)	$489	$(1)

As of March 31, 2013 and December 31, 2012, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

For the three months ended March 31, 2013 and 2012, the Company recognized gross realized gains of $152 and $52, respectively, and gross realized losses of $9 and $7, respectively.

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

Description	March 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,960	$—	$1,960	$—
Foreign government bond	571	—	571	—
Corporate bonds	71,109	—	71,109	—
Foreign exchange contracts	240	—	240	—

Total assets	73,880	—	73,880	—

Liabilities:
Foreign exchange contracts	196	—	196	—

Total liabilities	196	—	196	—

Description	December 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	$—	$1,959	$—
Foreign government bond	575	—	575	—
Corporate bonds	66,809	—	66,809	—
Foreign exchange contracts	216	—	216	—

Total assets	69,559	—	69,559	—

Liabilities:
Foreign exchange contracts	112	—	112	—

Total liabilities	112	—	112	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables, income taxes payable and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at March 31, 2013 due to the short-term maturities of these instruments.

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

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$1,653	$2,998
Europe and Middle East (1)	4,024	3,678
Asia Pacific (2) (3)	6,439	8,436

	$12,116	$15,112

(1) Germany	$1,684	$1,793
(2) China	$4,018	$5,238
(3) Japan	$1,367	$2,353

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Customer A	17%	30%
Customer B	14%	12%
Customer C	12%	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

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

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Numerator:
Net income	$1,705	$4,857

Denominator (in thousands):
Weighted-average common stock outstanding	22,197	23,507
Effect of stock options	473	732

Diluted weighted average common stock outstanding	22,670	24,239

Basic net income per share	$0.08	$0.21

Diluted net income per share	$0.08	$0.20

The weighted average number of shares related to outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 1,464,336 and 748,077 shares for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the first quarter of 2013). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2013, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2012	2,546,117	$15.88
SAR units granted (1)	16,000	15.35
Options exercised	(24,983)	8.33
Options/SAR units forfeited or expired	(12,034)	21.06

Outstanding as of March 31, 2013 (2)	2,525,100	$15.93	4.6	$—

Exercisable as of March 31, 2013	1,293,199	$13.17	3.1	$3,142,235

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,383,225 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cost of revenue	$69	$51
Research and development, net	446	465
Sales and marketing	296	239
General and administrative	507	490

Total equity-based compensation expense	$1,318	$1,245

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees was estimated using the following assumptions:

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	45%-54%	47%-56%
Risk-free interest rate	0.1%-1.4%	0.1%-1.2%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple	2.1	2.1

No stock options were granted to non-employee directors during the three months ended March 31, 2013 and 2012.

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above relating to the Company’s stock options and SARs for the three months ended March 31, 2013 and 2012, except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be in a range of 45%-53% for the three months ended March 31, 2013 and in a range of 41%-61% for the three months ended March 31, 2012.

As of March 31, 2013, there was $4,628 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

(U.S. dollars in thousands, except share data)

currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2013 and December 31, 2012, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,750 and $5,400, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of March 31, 2013 and December 31, 2012, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $2,671 and $2,610, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at	As at
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$166	$158
Foreign exchange forward contracts	74	58

Total	$240	$216

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$18	$—
Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	$178	$112

Total	$196	$112

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The increase in gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$68	$165
Foreign exchange forward contracts	38	51

	$106	$216

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(60)	$32
Foreign exchange forward contracts	(40)	25

	$(100)	$57

The Company recorded in cost of revenues and operating expenses a net gain of $100 and a net loss of $57 during the three months ended March 31, 2013 and 2012, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $66 during the three months ended March 31, 2013, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during the three months ended March 31, 2012.

NOTE 9:    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income before reclassifications	(15)	106	(12)	79
Amounts reclassified from accumulated other comprehensive income	(143)	(100)	51	(192)

Net current period other comprehensive income	(158)	6	39	(113)

Ending balance	$66	$222	$(41)	$247

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Unrealized gains on cash flow hedges	$4	Cost of revenues
	80	Research and development
	8	Sales and marketing
	8	General and administrative

	100	Total, before income taxes
	(10)	Provision for income taxes

	90	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	143	Financial income, net
	(41)	Provision for income taxes

	102	Total, net of income taxes

	$192	Total, net of income taxes

NOTE 10:    SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the three months ended March 31 2013, the Company repurchased 128,960 shares of common stock at an average purchase price of $15.52 per share for an aggregate purchase price of $2,002. During the three months ended March 31 2012, the Company repurchased 400,063 shares of common stock at an average purchase price of $23.83 per share for an aggregate purchase price of $9,535. As of March 31, 2013, 355,192 shares of common stock remained available for repurchase under the Company’s share repurchase program.

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

NOTE 11:    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”) by requiring an entity to report the effect of significant reclassifications out of AOCI. The Company adopted this new guidance on January 1, 2013, and the adoption did not have a material effect on the Company’s financial position or results of operations.

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

During the past six years but to lesser extent in 2012, our business has shown profitability and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs, including Blackberry, HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 43% of the worldwide shipment volume based on preliminary data for fourth quarter 2012 worldwide shipments. Revenues derived from the handset and mobile broadband markets accounted for approximately 81% of our total revenues for the first quarter of 2013.

We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress. Specifically, we believe the emergence of low cost smartphone platforms integrating 3G cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 4.58% in 2013 to reach 2.387 billion units. We believe that the majority of this growth will come from low cost 3G smartphones in developing countries, especially China, and the broader adoption of 4G LTE-based advanced smartphones in mature markets. We are well positioned to capitalize on the growth in these segments, as well as growth from other mobile connected devices such as tablets, notebooks and other machine–to-machine devices, as key chip suppliers serving these markets use our technologies broadly. As a testament to this, during the first quarter, we signed a comprehensive and strategic agreement with a tier-one player in the mobile infrastructure market who intends to deploy our CEVA-XC4000 DSP architecture for its next generation products.

Beyond products enabled by our technologies for cellular baseband communications, we continue to strategically target growth in non-baseband applications, such as audio, voice, digital photography, embedded vision and connectivity. Advanced audio and wideband voice processing requires significantly more DSP performance than existing solutions used in smartphones, and automotive and digital home applications. Our audio/voice product lines, including the CEVA-TeakLite-III and new CEVA-TeakLite-4 DSPs, are ideally positioned to address these requirements, and can enable us to continue to expand our licensing base in these markets.

We believe the following key elements represent significant growth drivers for the Company:

•

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE, Wi-Fi access point and broadband satellite communications, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address all of the growth vectors of the space.

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

•

The market potential for digital photography and vision analytics in cameras offers a new growth segment for the company. Our CEVA-MM3101 platform is the only one in the industry today that offers a unified digital photography and vision platform that can support these future developments. Per ABI Research, one billion cameras were shipped in

2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an emerging opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $12.1 million for the first quarter of 2013, representing a decrease of 20% from the corresponding period in 2012. The decrease in total revenues for the first quarter of 2013 reflected lower licensing and related revenues and lower royalty revenues.

Five largest customers accounted for 59% of our total revenues for the first quarter of 2013, as compared to 67% for the comparable period in 2012. Three customers accounted for 17%, 14% and 12% of our total revenues for the first quarter of 2013, as compared to two customers that accounted for 30% and 12% of our total revenues for the first quarter of 2012. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2013 and 2012, and collectively represented 78% and 74% of our total royalty revenues for the first quarter of 2013 and 2012, respectively. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the handsets and mobile broadband markets represented 81% of our total revenues for the first quarter of 2013, as compared to 79% for the comparable period in 2012.

Licensing and Related Revenues

Licensing and related revenues were $5.0 million for the first quarter of 2013, a decrease of 16% from the first quarter of 2012. The decrease in licensing and related revenues for the first quarter of 2013 principally reflected lower revenues from our CEVA-TeakLite core family of products, partially offset by higher revenues from our CEVA-X DSP core family of products.

Licensing and related revenues accounted for 42% of our total revenues for the first quarter of 2013 compared to 40% for the comparable period of 2012. During the first quarter of 2013, we concluded eight new license agreements. Five agreements were for CEVA DSP cores, platforms and software, including three new licensees for the CEVA-XC4000 DSP family targeting advanced communications. In addition, two agreements were for CEVA SATA/SAS IP and one agreement was for CEVA Bluetooth IP. Target applications for customer deployment are mobile infrastructure, advanced Wi-Fi access points, broadband satellite communications, enterprise storage and Bluetooth low energy connectivity. Geographically, one of the agreements signed was in the U.S., two were in Europe and five were in Asia Pacific, including Japan.

Licensing and related revenues include IP licensing fees, support and training for licensees and sales of development systems. As post contract support, training and sale of development systems are directly associated with licensing revenue and none of them separately is significant in relation to our total revenue, starting in the first quarter of 2013, we consolidated licensing revenue and other revenue into one revenue line titled “licensing and related revenue” for the sake of simplicity.

Royalty Revenues

Royalty revenues were $7.1 million for the first quarter of 2013, a decrease of 22% from the first quarter of 2012. Royalty revenues accounted for 58% of our total revenues for the first quarter of 2013, compared to 60% for the comparable period of 2012. The decrease in royalty revenues for the first quarter of 2013 reflected mainly: (1) a decrease in the average per unit royalty rate; (2) a decrease in 2G baseband chips volume; (3) price erosion which had a direct negative effect on our royalty revenues as some of our royalty arrangements are based on a percentage of chip sales price; and (4) lower volume of consumer electronic products shipped incorporating our technology, partially offset by higher volumes of 3G products shipped incorporating our technology which also bear higher royalty average selling prices than 2G products. Our customers reported sales of 283 million chipsets incorporating our technologies for the first quarter of 2013, compared to 278 million for the comparable period of 2012. The five largest royalty-paying customers accounted for 85% of our total royalty revenues for the first quarter of 2013, compared to 83% for the comparable period of 2012.

As of March 31, 2013, 27 licensees were shipping products incorporating our technologies pursuant to 35 licensing arrangements. As of March 31, 2012, 27 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements.

Geographic Revenue Analysis

	First Quarter		First Quarter
	2013		2012
	(in millions, except percentages)
United States	$1.7	14%	$3.0	20%
Europe and Middle East (1)	$4.0	33%	$3.7	24%
Asia Pacific (2) (3)	$6.4	53%	$8.4	56%
(1) Germany	$1.7	14%	$1.8	12%
(2) China	$4.0	33%	$5.2	35%
(3) Japan	$1.4	11%	$2.4	16%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $1.6 million for the first quarter of 2013, compared to $0.9 million for the comparable period of 2012. Cost of revenues accounted for 13% of our total revenues for the first quarter of 2013, compared to 6% for the comparable period of 2012. The increase for the first quarter of 2013 principally reflected higher customization work for our licensees and higher sub-contractors cost. Included in cost of revenues for the first quarter of 2013 was non-cash equity-based compensation expense of $69,000, compared to $51,000 for the comparable period of 2012.

Gross Margin

Gross margin for the first quarter of 2013 was 87%, compared to 94% for the comparable period of 2012. The decrease for the first quarter of 2013 reflected lower revenues and higher cost of revenues.

Operating Expenses

Total operating expenses were $9.2 million for the first quarter of 2013, compared to $9.6 million for the comparable period of 2012. The decrease in total operating expenses for the first quarter of 2012 principally reflected lower salary and related costs, and lower marketing activities.

Research and Development Expenses, Net

Our research and development expenses, net were $5.0 million for the first quarter of 2013, compared to $5.5 million for the comparable period of 2012. The net decrease for the first quarter of 2013 principally reflected lower salary and related costs partially as a result of cost allocation to cost of revenues for customization work. Included in research and development expenses for the first quarter of 2013 were non-cash equity-based compensation expenses of $446,000, compared to $465,000 for the comparable period of 2012. Research and development expenses as a percentage of our total revenues were 42% for the first quarter of 2013, compared to 36% for the comparable period of 2012.

The number of research and development personnel was 127 at March 31, 2013, compared to 130 at March 31, 2012.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.4 million for the first quarter of 2013, compared to $2.3 million for the comparable period of 2012. The slight increase for the first quarter of 2013 principally reflected higher salary and related costs, mainly due to higher headcount, partially offset by lower marketing activities. Included in sales and marketing expenses for the first quarter of 2013 were non-cash equity-based compensation expenses of $296,000, compared to $239,000 for the comparable period of 2012. Sales and marketing expenses as a percentage of our total revenues were 19% for the first quarter of 2013, compared to 15% for the comparable period of 2012.

The total number of sales and marketing personnel was 28 at March 31, 2013, compared to 23 at March 31, 2012.

General and Administrative Expenses

Our general and administrative expenses were $1.8 million for the first quarter of 2013, a slight decrease from $1.9 million for the comparable period of 2012. Included in general and administrative expenses for the first quarter of 2013 were non-cash equity-based compensation expenses of $507,000, compared to $490,000 for the comparable period of 2012. General and administrative expenses as a percentage of our total revenues were 15% for the first quarter of 2013, compared to 12% for the comparable period of 2012.

The number of general and administrative personnel was 26 at March 31, 2013, compared to 24 at March 31, 2012.

Financial Income, Net (in millions)

	First Quarter	First Quarter
	2013	2012
Financial income, net	$0.73	$0.95
of which:
Interest income and gains and losses from marketable securities, net	$0.80	$0.97
Foreign exchange gain (loss)	$(0.07)	$(0.02)

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2013 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.07 million and $0.02 million for the first quarter of 2013 and 2012, respectively.

Provision for Income Taxes

Our income tax expenses were $0.3 million for the first quarter of 2013, compared to $0.7 million for the comparable period of 2012. The decrease for the first quarter of 2013 primarily reflected less income before taxes on income, partially offset by a withholding tax income for which we obtained a refund from a certain tax authority in the first quarter of 2012. We have significant operations in Israel and operations in the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% for the first quarter of 2013, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% for the first quarter of 2013. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth and fifth investment programs, and this resulted in an increase in the taxable income attributable to the sixth, seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first quarter of 2013. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

We believe that the assumptions and estimates associated with revenue recognition, fair value of financial instruments, equity-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

See our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had approximately $10.0 million in cash and cash equivalents, $50.1 million in short term bank deposits, $73.6 million in marketable securities, and $23.2 million in long term bank deposits, totaling $156.9 million, compared to $158.0 million at December 31, 2012. The decrease for the first quarter of 2013 principally reflected a share repurchase of $2.0 million. During the first quarter of 2013, we invested $41.4 million of cash in bank deposits and marketable securities with maturities up to 38 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $34.2 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first quarter of 2013. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2013.

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

Operating Activities

Cash provided by operating activities for the first quarter of 2013 was $0.7 million and consisted of net income of $1.7 million, adjustments for non-cash items of $1.4 million, and changes in operating assets and liabilities of $2.4 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and equity-based compensation expenses, $0.4 million of amortization of premiums on available-for-sale marketable securities, and $0.4 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $1.1 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in deferred taxes, net of $0.2 million, a decrease in deferred revenues of $0.4 million, and a decrease in accrued expenses and other payables of $0.6 million, partially offset by an increase in accrued payroll and related benefits of $1.0 million.

Cash provided by operating activities for the first quarter of 2012 was $5.6 million and consisted of net income of $4.9 million, adjustments for non-cash items of $1.2 million, and changes in operating assets and liabilities of $0.5 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and equity-based compensation expenses, $0.4 million of amortization of premiums on available-for-sale marketable securities, and $0.5 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivable of $0.4 million, an increase in prepaid expenses and other current assets of $0.1 million, an increase in deferred tax assets, net, of $0.3 million, a decrease in deferred revenues of $0.5 million, a decrease in accrued expenses and other payables of $0.3 million and a classification of excess tax benefit from equity-based compensation expenses of $0.3 million as financing cash flows, partially offset by an increase in trade payable of $0.2 million, an increase in payroll and related benefits of $0.3 million, and an increase in taxes payable of $0.8 million.

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

Investing Activities

Net cash used in investing activities for the first quarter of 2013 was $7.8 million, compared to $5.8 million of net cash used in investing activities for the comparable period of 2012. We had a cash outflow of $20.4 million and a cash inflow of $15.7 million in respect of investments in marketable securities during the first quarter of 2013, as compared to cash outflow of $12.9 million and a cash inflow of $13.4 million in respect of investments in marketable securities during the first quarter of 2012. For the first quarter of 2013, we had net investment of $2.6 million in bank deposits, as compared to a net investment of $6.3 million in bank deposits for the comparable period of 2012. We had a cash outflow of $0.3 million during the first quarter of 2013 from minority investment in a private company. We had a cash outflow of $0.3 million and $0.1 million during the first quarter of 2013 and 2012, respectively, from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first quarter of 2013 was $1.2 million, compared to $8.4 million of net cash used in financing activities for the comparable period of 2012.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2013, we repurchased 128,960 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.52 per share, for an aggregate purchase price of $2.0 million. During the first quarter of 2012, we repurchased 400,063 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.83 per share, for an aggregate purchase price of $9.5 million.

During both the first quarter of 2013 and 2012, we received $0.8 million from exercises of stock-based awards. During the first quarter of 2012, we classified $0.3 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $68,000 and $18,000 for the first quarter of 2013 and 2012, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the U.S dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2013 and 2012, we recorded accumulated other comprehensive gain of $2,000 and $247,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2013, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $196,000, which will be recorded in the consolidated statements of income during the following 9 months. We recognized a net gain of $100,000 and a net loss of $57,000 for the first quarter of 2013 and 2012, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2013, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2013. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.80 million and $0.97 million for the first quarter of 2013 and 2012, respectively. The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2013 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than (1) changes to the Risk Factor below entitled: “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “One quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

•

we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP extensions to their IP) providers, such as ARM Holdings, Imagination Technologies (resulting from its acquisition of MIPS Technologies), Synopsys and Cadence (resulting from its acquisition of Tensilica);

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

•	we compete in the digital photography & embedded vision market with Cadence and GPU IP providers such as ARM, Imagination Technologies, and Vivante;

•	we compete in the VoIP applications market with ARM Holdings, Imagination Technologies and Verisilicon; and

•	we compete in the audio applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. Three customers separately accounted for 17%, 14% and 12% of our total revenues for the first quarter of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2013 and 2012 and collectively represented 78% and 74% of our total royalty revenues for the first quarter of 2013 and 2012, respectively. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 58% of our total revenues for the first quarter of 2013. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Revenues derived from the handsets and mobile broadband markets accounted for approximately 81% of our total revenues for the first quarter of 2013. Moreover, a large portion of our handset revenues are from royalties derived from sales of 2G feature phones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. For example, our royalty revenue decreased in 2012 in connection with a significant decline in the average selling prices of low-cost 2G feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 86% of our total revenues for the first quarter of 2013 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $273,000 for the first quarter of 2013. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $5.0 million for the first quarter of 2013. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2013 to January 31, 2013)	—	—	—	484,152
Month #2 (February 1, 2013 to February 28, 2013)	5,000	$14.92	5,000	479,152
Month #3 (March 1, 2013 to March 31, 2013)	123,960	$15.55	123,960	355,192
TOTAL	128,960	$15.52	128,960	355,192	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

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

CEVA, INC.

Date: May 10, 2013	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)