Form 10-Q
period 2013-06-30
CEVA INC
filed 2013-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,063,407 shares of common stock, $0.001 par value, as of Aug 2, 2013.

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

•   Our belief that the emergence of low cost smartphone platforms integrating 3G cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•   Our belief that we are well positioned to leverage (1) the increased adoption of low cost 3G smartphones in developing countries, (2) the broad adoption of 4G LTE-based advanced smartphones in mature markets further down the road, (3) the introduction of feature set enhancements in audio, digital photography and embedded vision in smart devices, and (4) the growing adoption of heterogeneous cellular network composed of small cell in conjunction of macro base station;

• Our belief that our imaging, vision, audio and voice product lines enable us to continue to expand our licensee base in the market for non-baseband applications;

•   Our belief that the following key elements represent significant growth drivers for us: (1) our established market presence in the baseband market, (2) our proven track record in baseband technologies, (3) the spectral efficiency of LTE presenting new opportunities for DSP-related products, and (4) the market potential for digital photography and vision analytics in cameras offering a new growth segment for the company;

•   Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

• Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and
• Market data prepared by third parties, including ABI Research, Gartner and Strategy Analytics.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$7,539	$18,422
Short term bank deposits	39,354	47,229
Marketable securities	79,273	69,343
Trade receivables	9,186	6,232
Deferred tax assets	2,565	2,065
Prepaid expenses and other current assets	3,071	2,361

Total current assets	140,988	145,652
Long term bank deposits	28,226	23,050
Severance pay fund	6,615	6,130
Deferred tax assets	1,305	1,178
Property and equipment, net	1,707	1,392
Goodwill	36,498	36,498
Investments in other companies	2,733	2,433

Total long-term assets	77,084	70,681

Total assets	$218,072	$216,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,198	$1,176
Deferred revenues	539	865
Accrued expenses and other payables	2,595	3,462
Accrued payroll and related benefits	6,411	6,978
Income taxes payable, net	2,127	1,626

Total current liabilities	12,870	14,107

Long term liabilities:
Accrued severance pay	6,722	6,158
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued both at June 30, 2013 and December 31, 2012, and 22,038,307 and 22,187,367 shares outstanding at June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid in-capital	201,159	198,495
Treasury stock at cost (1,556,853 and 1,407,793 shares of common stock at June 30, 2013 and December 31, 2012, respectively)	(27,737)	(25,694)
Accumulated other comprehensive income (loss)	(367)	360
Retained earnings	25,403	22,885

Total stockholders’ equity	198,480	196,068

Total liabilities and stockholders’ equity	$218,072	$216,333

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Revenues:
Licensing and related revenue	$11,163	$12,003	$6,129	$5,997
Royalties	13,766	16,701	6,684	7,595

Total revenues	24,929	28,704	12,813	13,592
Cost of revenues	2,668	1,881	1,093	1,011

Gross profit	22,261	26,823	11,720	12,581
Operating expenses:
Research and development, net	10,660	10,911	5,621	5,425
Sales and marketing	4,895	4,393	2,540	2,104
General and administrative	3,582	3,718	1,744	1,849

Total operating expenses	19,137	19,022	9,905	9,378

Operating income	3,124	7,801	1,815	3,203
Financial income, net	1,436	1,922	707	974

Income before taxes on income	4,560	9,723	2,522	4,177
Income taxes	680	1,387	347	698

Net income	$3,880	$8,336	$2,175	$3,479

Basic net income per share	$0.18	$0.36	$0.10	$0.15

Diluted net income per share	$0.17	$0.35	$0.10	$0.15

Weighted-average shares used to compute net income per share (in thousands):
Basic	22,142	23,188	22,087	22,873

Diluted	22,608	23,842	22,546	23,449

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net income:	$3,880	$8,336	$2,175	$3,479
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(689)	841	(674)	(292)
Reclassification adjustments for gains included in net income	(239)	(127)	(96)	(82)

Net change	(928)	714	(770)	(374)

Cash flow hedges:
Changes in unrealized gains	218	(56)	112	(272)
Reclassification adjustments for gains (losses) included in net income	(288)	140	(188)	83

Net change	(70)	84	(76)	(189)

Other comprehensive income (loss) before tax	(998)	798	(846)	(563)
Income tax benefit (expense) related to components of other comprehensive income (loss)	271	(221)	232	136

Other comprehensive income (loss), net of taxes	(727)	577	(614)	(427)

Comprehensive income	$3,153	$8,913	$1,561	$3,052

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,880	$8,336
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	320	259
Equity-based compensation	2,664	2,322
Realized gain, net on sale of available-for-sale marketable securities	(239)	(127)
Amortization of premiums on available-for-sale marketable securities	751	709
Accrued interest on bank deposits	(685)	(910)
Unrealized foreign exchange loss (gain)	20	(57)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(2,954)	414
Decrease (increase) in prepaid expenses and other current assets	(767)	600
Increase in deferred taxes, net	(455)	(415)
Increase in trade payables	32	444
Decrease in deferred revenues	(326)	(42)
Decrease in accrued expenses and other payables	(791)	(274)
Decrease in accrued payroll and related benefits	(628)	(1,575)
Increase in income taxes payable	501	997
Excess tax benefit from equity-based compensation	—	(752)
Increase (decrease) in accrued severance pay, net	78	(78)

Net cash provided by operating activities	1,401	9,851

Cash flows from investing activities:
Purchase of property and equipment	(635)	(201)
Investment in bank deposits	(31,000)	(28,604)
Proceeds from bank deposits	34,478	29,073
Investment in available-for-sale marketable securities	(46,317)	(20,367)
Proceeds from maturity of available-for-sale marketable securities	5,853	9,150
Proceeds from sale of available-for-sale marketable securities	29,094	25,845
Investment in other company	(300)	—

Net cash provided by (used in) investing activities	(8,827)	14,896

Cash flows from financing activities:
Purchase of Treasury Stock	(4,851)	(20,793)
Proceeds from exercise of stock-based awards	1,446	875
Excess tax benefit from equity-based compensation	—	752

Net cash used in financing activities	(3,405)	(19,166)
Effect of exchange rate movements on cash	(52)	(28)

Increase (decrease) in cash and cash equivalents	(10,883)	5,553
Cash and cash equivalents at the beginning of the period	18,422	14,954

Cash and cash equivalents at the end of the period	$7,539	$20,507

Supplemental information of cash-flows activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$671	$50

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 3:     MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at June 30, 2013 and December 31, 2012:

	As at June 30, 2013 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Foreign government bond	$563	$2	$—	$565
Corporate bonds	4,497	12	(5)	4,504

	5,060	14	(5)	5,069
Available-for-sale securities - matures after one year through three years:
Corporate bonds	74,917	57	(770)	74,204

	74,917	57	(770)	74,204
Total	$79,977	$71	$(775)	$79,273

	As at December 31, 2012 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$10,964	$73	$(4)	$11,033

	10,964	73	(4)	11,033
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	573	2	—	575
Corporate bonds	55,622	391	(237)	55,776

	58,155	393	(238)	58,310
Total	$69,119	$466	$(242)	$69,343

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2013	$65,749	$(775)	$—	$—
As of December 31, 2012	$28,711	$(241)	$489	$(1)

As of June 30, 2013 and December 31, 2012, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

For the three months ended June 30, 2013 and 2012, the Company recognized gross realized gains of $104 and $111, respectively, and gross realized losses of $8 and $29, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized gross realized gains of $256 and $163, respectively, and gross realized losses of $17 and $36, respectively.

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

Level I	Unadjusted quoted prices in active markets that are accessible on the measurement date for identical, unrestricted assets or liabilities;
Level II	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level III	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Description	June 30, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Foreign government bond	$565	$—	$565	$—
Corporate bonds	78,708	—	78,708	—
Foreign exchange contracts	165	—	165	—

Total assets	79,438	—	79,438	—

Liabilities:
Foreign exchange contracts	19	—	19	—

Total liabilities	19	—	19	—

Description	December 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	$—	$1,959	$—
Foreign government bond	575	—	575	—
Corporate bonds	66,809	—	66,809	—
Foreign exchange contracts	216	—	216	—

Total assets	69,559	—	69,559	—

Liabilities:
Foreign exchange contracts	112	—	112	—

Total liabilities	112	—	112	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables, income taxes payable and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2013 due to the short-term maturities of these instruments.

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

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,					Three months ended June 30,
	2013			2012		2013			2012
	(unaudited)			(unaudited)		(unaudited)			(unaudited)
Revenues based on customer location:
United States		$3,224		$6,177			$1,571		$3,179
Europe and Middle East (1)		7,425		7,090			3,401		3,412
Asia Pacific (2) (3) (4)		14,280		15,437			7,841		7,001

		$24,929		$28,704			$12,813		$13,592

(1) Germany		$3,521		$3,399			$1,837		$1,606
(2) China		$10,829		$9,294			$6,811		$4,056
(3) Japan	$	*	)	$3,140		$	*	)	$ *	)
(4) S. Korea	$	*	)	$ *	)	$	*	)	$1,619

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2013		2012	2013		2012
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Customer A	32%		28%	47%		25%
Customer B	14%		12%	14%		12%
Customer C	*	)	12%	*	)	15%
Customer D	*	)	* )	*	)	12%

*)	Less than 10%

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

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$3,880	$8,336	$2,175	$3,479

Denominator (in thousands):
Weighted-average common stock outstanding	22,142	23,188	22,087	22,873
Effect of stock options	466	654	459	576

Diluted weighted average common stock outstanding	22,608	23,842	22,546	23,449

Basic net income per share	$0.18	$0.36	$0.10	$0.15

Diluted net income per share	$0.17	$0.35	$0.10	$0.15

The weighted average number of shares related to outstanding options excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 1,579,315 and 1,521,826 shares for the three and six months ended June 30, 2013, respectively, and 764,861 and 1,212,482 shares for the corresponding periods of 2012.

NOTE 7:     COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during both the three and six months ended June 30, 2013). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended June 30, 2013, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of March 31, 2013	2,525,100	$15.93
granted (1)	787,250	16.73
Options exercised	(82,023)	7.56
Options/SAR units forfeited or expired	(34,614)	21.44

Outstanding as of June 30, 2013 (2)	3,195,713	$16.28	5.2	$9,840,405

Exercisable as of June 30, 2013	1,389,462	$14.12	3.3	$7,275,632

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

(1)	Included 655,250 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,893,526 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$150	$104	$81	$53
Research and development, net	855	859	409	394
Sales and marketing	628	439	332	200
General and administrative	1,031	920	524	430

Total equity-based compensation expense	$2,664	$2,322	$1,346	$1,077

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	38%-54%	47%-58%	38%-53%	47%-58%
Risk-free interest rate	0.1%-2.5%	0.1%-1.2%	0.1%-2.5%	0.2%-1.2%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%	5%
Contractual term of up to	10 Years	10 Years	10 Years	10 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee share purchase plan was estimated on the date of grant using the same assumptions set forth above relating to the Company’s stock options and SARs for the six months ended June 30, 2013 and 2012, except for the expected life, which was assumed to be six to 24 months, and except for the expected volatility, which was assumed to be in a range of 45%-53% for the six months ended June 30, 2013 and in a range of 41%-61% for the six months ended June 30, 2012. The Company did not grant new purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2013 and 2012.

As of June 30, 2013, there was $8,471 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2013 and December 31, 2012, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,500 and $5,400, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of June 30, 2013 and December 31, 2012, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $0 and $2,610, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at June 30,	As at December 31,
	2013	2012
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$93	$158
Foreign exchange forward contracts	72	58

Total	$165	$216

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$19	$—
Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	$—	$112

Total	$19	$112

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The increase in gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$93	$(38)	$25	$(203)
Foreign exchange forward contracts	125	(18)	87	(69)

	$218	$(56)	$112	$(272)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(158)	$81	$(98)	$49
Foreign exchange forward contracts	(130)	59	(90)	34

	$(288)	$140	$(188)	$83

The Company recorded in cost of revenues and operating expenses a net gain of $188 and $288 during the three and six months ended June 30, 2013, respectively, and a net loss of $83 and $140 for the comparable periods of 2012, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $178 and $112 during the three and six months ended June 30, 2013, and a gain of $22 for both the three and six months ended June 30, 2012, related to derivatives not qualified as hedging instruments.

NOTE 9:     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2013:

Three months ended June 30, 2013

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$66	$222	$(41)	$247
Other comprehensive income before reclassifications	(674)	112	186	(376)
Amounts reclassified from accumulated other comprehensive income	(96)	(188)	46	(238)

Net current period other comprehensive income	(770)	(76)	232	(614)

Ending balance	$(704)	$146	$191	$(367)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

Six months ended June 30, 2013

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income before reclassifications	(689)	218	174	(297)
Amounts reclassified from accumulated other comprehensive income	(239)	(288)	97	(430)

Net current period other comprehensive income	(928)	(70)	271	(727)

Ending balance	$(704)	$146	$191	$(367)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Six months ended June 30, 2013 (unaudited)	Three months ended June 30, 2013 (unaudited)
Unrealized gains on cash flow hedges	$9	$5	Cost of revenues
	236	156	Research and development
	19	11	Sales and marketing
	24	16	General and administrative

	288	188	Total, before income taxes
	(29)	(19)	Provision for income taxes

	259	169	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	239	96	Financial income, net
	(68)	(27)	Provision for income taxes

	171	69	Total, net of income taxes
	$430	$238	Total, net of income taxes

NOTE 10:     SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the second quarter of 2013, the Company repurchased 175,778 shares of common stock at an average purchase price of $16.21 per share for an aggregate purchase price of $2,849. During the second quarter of 2012, the Company repurchased 666,679 shares of common stock at an average purchase price of $16.89 per share for an aggregate purchase price of $11,258. During the first six months ended June 30 2013, the Company repurchased 304,738 shares of common stock at an average purchase price of $15.92 per share for an aggregate purchase price of $4,851. During the first six months ended June 30 2012, the Company repurchased 1,066,742 shares of common stock at an average purchase price of $19.49 per share for an aggregate purchase price of $20,793. As of June 30, 2013, 179,414 shares of common stock remained available for repurchase under the Company’s share repurchase program.

In July 2013, the Company’s Board of Directors authorized the repurchase by the Company of additional 2,000,000 shares of common stock all pursuant to Rule 10b-18 of the Exchange Act.

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

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries. CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2012, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 4.5 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

During the past six years but to lesser extent in 2012, our business has shown profitability and market share expansion as a result of the widespread deployment of our DSP cores with all major handset OEMs, including Blackberry, HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 44% of the worldwide shipment volume based on preliminary data for first quarter 2013 worldwide shipments. Revenues derived from the handset and mobile broadband markets accounted for approximately 83% of our total revenues for the first half of 2013.

We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress. Specifically, we believe the emergence of low cost smartphone platforms integrating 3G cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion. Moreover, Strategy Analytics forecasts that worldwide cellular baseband shipments will grow by 6.3% in 2013 to reach 2.4 billion units. We believe that the majority of this growth will come from the increased adoption of low cost 3G smartphones in developing countries, especially China, the broader adoption of 4G LTE-based advanced smartphones in mature markets further down the road, as well as the introduction of feature set enhancements in audio, digital photography and embedded vision in smart devices. In addition, we are well positioned to capitalize on the success in handsets to expand into heterogeneous cellular networks composed of small cell and macro base stations.

Beyond products enabled by our technologies for cellular baseband communications, we continue to strategically target growth in non-baseband applications, such as audio, voice, digital photography, embedded vision and connectivity. As a testament to this, during the second quarter we signed two key OEMs in the mobile space for our CEVA-MM3101 imaging and vision platform and a leading audio supplier in China for our CEVA-TeakLite-4 DSP.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $12.8 million and $24.9 million for the second quarter and first half of 2013, respectively, representing a decrease of 6% and 13%, respectively, as compared to the corresponding periods in 2012. The decrease in total revenues for the second quarter of 2013 mainly reflected lower royalty revenues. The decrease in total revenues for the first half of 2013 reflected lower licensing and related revenues and lower royalty revenues.

Five largest customers accounted for 82% and 68% of our total revenues for the second quarter and first half of 2013, respectively, as compared to 73% and 67% for the comparable periods in 2012. Two customers accounted for 47% and 14% of our total revenues for the second quarter of 2013, as compared to four customers that accounted for 25%, 12%, 15% and 12% of our total revenues for the second quarter of 2012. Two customers accounted for 32% and 14% of our total revenues for the first half of 2013, as compared to three customers that accounted for 28%, 12% and 12% of our total revenues for the first half of 2012. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the second quarter and first half of 2013 and 2012, and collectively represented 86% and 82% of our total royalty revenues for the second quarter and first half of 2013, respectively, and 76% and 75% of our total royalty revenues for the comparable periods of 2012. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the handsets and mobile broadband markets represented 85% and 83% of our total revenues for the second quarter and first half of 2013, respectively, as compared to 80% and 79% for the comparable periods in 2012.

Licensing and Related Revenues

Licensing and related revenues were $6.1 million and $11.2 million for the second quarter and first half of 2013, respectively, an increase of 2% and a decrease of 7% from the second quarter and first half of 2012, respectively. The increase in licensing and related revenues for the second quarter of 2013 principally reflected higher revenues from our CEVA-X DSP core family of products, partially offset by lower revenues from our CEVA-TeakLite core family of products and our Bluetooth IP. The decrease in licensing and related revenues for the first half of 2013 principally reflected lower revenues from our CEVA-TeakLite core family of products and our Bluetooth IP, partially offset by higher revenues from our CEVA-X DSP core family of products.

Licensing and related revenues accounted for 48% and 45% of our total revenues for the second quarter and first half of 2013, respectively, compared to 44% and 42% for the comparable periods of 2012. During the second quarter of 2013, we concluded six new license agreements. Four agreements were for CEVA DSP cores, platforms and software, including two comprehensive agreements for our CEVA-MM3101 multimedia platforms with key OEMs in the mobile space who are expected to utilize our technology to develop their own proprietary multimedia processing chips. These two agreements demonstrate our success in capitalizing on the emerging technology trends in photography, vision and audio, and building the foundations for potential future royalty growth. In addition, one agreement was for CEVA SATA/SAS IP and one agreement was for CEVA Bluetooth IP. Target applications for customer deployment are 3G and LTE cellular handsets, imaging, and embedded vision and audio for mobile devices. Geographically, one of the agreements concluded was in the U.S., and the other five were in Asia Pacific, including Japan.

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

Royalty Revenues

Royalty revenues were $6.7 million and $13.8 million for the second quarter and first half of 2013, respectively, a decrease of 12% and 18% from the second quarter and first half of 2012. Royalty revenues accounted for 52% and 55% of our total revenues for the second quarter and first half of 2013, respectively, compared to 56% and 58% for the comparable periods of 2012. The decrease in royalty revenues for the second quarter and first half of 2013 reflected mainly: (1) a decrease in the average per unit royalty rate, especially in the non-baseband markets, due to a product mix change; (2) price erosion which had a direct negative effect on our royalty revenues as some of our royalty arrangements are based on a percentage of chip sales price; and (3) lower volume of consumer electronic products shipped incorporating our technology, partially offset by higher volumes of 3G products shipped incorporating our technology which also bear higher royalty average selling prices than 2G products. Our customers reported sales of 281 million chipsets and 564 million chipset incorporating our technologies for the second quarter and first half of 2013, respectively, compared to 247 million and 525 million for the comparable periods of 2012. The five largest royalty-paying customers accounted for 90% and 87% of our total royalty revenues for the second quarter and first half of 2013, respectively, compared to 82% and 83% for the comparable periods of 2012.

As of June 30, 2013, 29 licensees were shipping products incorporating our technologies pursuant to 35 licensing arrangements. As of June 30, 2012, 28 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements.

Geographic Revenue Analysis

	First Half 2013				First Half 2012							Second Quarter 2013				Second Quarter 2012
	(in millions, except percentages)
United States		$3.2		13%		$6.2		21%		$1.6		12%		$3.2		23%
Europe and Middle East (1)		$7.4		30%		$7.1		25%		$3.4		27%		$3.4		25%
Asia Pacific (2) (3) (4)		$14.3		57%		$15.4		54%		$7.8		61%		$7.0		52%
(1) Germany		$3.5		14%		$3.4		12%		$1.8		14%		$1.6		12%
(2) China		$10.8		43%		$9.3		32%		$6.8		53%		$4.1		30%
(3) Japan	$	*	)	* )		$3.1		11%	$	*	)	* )	$	*	)	* )
(4) S. Korea	$	*	)	* )	$	*	)	* )	$	*	)	* )		$1.6		12%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.1 million and $2.7 million for the second quarter and first half of 2013, respectively, compared to $1.0 million and $1.9 million for the comparable periods of 2012. Cost of revenues accounted for 9% and 11% of our total revenues for the second quarter and first half of 2013, respectively, compared to 7% for both of the comparable periods of 2012. The slight increase for the second quarter of 2013 principally reflected higher customization work for our licensees. The increase for the first half of 2013 principally reflected higher customization work for our licensees and higher sub-contractors cost. Included in cost of revenues for the second quarter and first half of 2013 was non-cash equity-based compensation expense of $81,000 and $150,000, compared to $53,000 and $104,000 for the comparable periods of 2012.

Gross Margin

Gross margin for the second quarter and first half of 2013 were 91% and 89%, respectively, compared to 93% for both of the comparable periods of 2012. The decrease for the second quarter of 2013 mainly reflected lower royalty revenues which have higher gross margins. The decrease for the first half of 2013 mainly reflected lower royalty revenues which have higher gross margins and higher cost of revenues.

Operating Expenses

Total operating expenses were $9.9 million and $19.1 million for the second quarter and first half of 2013, respectively, compared to $9.4 million and $19.0 million for the comparable periods of 2012. The increase in total operating expenses for the second quarter of 2013 principally reflected higher project related expenses, lower research grants received from the Office of Chief Scientist of Israel, higher marketing and trade show expenses, and higher non-cash equity-based compensation expenses, partially offset by lower salary and related costs. The increase in total operating expenses for the first half of 2013 principally reflected higher project related expenses and higher non-cash equity-based compensation expenses, partially offset by lower salary and related costs.

Research and Development Expenses, Net

Our research and development expenses, net were $5.6 million and $10.7 million for the second quarter and first half of 2013, respectively, compared to $5.4 million and $10.9 million for the comparable periods of 2012. The net increase for the second quarter of 2013 principally reflected higher project related expenses, mainly as a result of an increase in design tool expenses, and lower research grants received from the Office of Chief Scientist of Israel, offset by lower salary and related costs partially as a result of cost allocation to cost of revenues for customization work. The net decrease for the first half of 2013 principally reflected lower salary and related costs partially as a result of cost allocation to cost of revenues for customization work and lower bonus provisions, partially offset by higher project related expenses mainly as a result of an increase in design tool expenses. Included in research and development expenses for the second quarter and first half of 2013 were non-cash equity-based compensation expenses of $409,000 and $855,000, respectively, compared to $394,000 and $859,000 for the comparable periods of 2012. Research and development expenses as a percentage of our total revenues were 44% and 43% for the second quarter and first half of 2013, respectively, compared to 40% and 38% for the comparable periods of 2012.

The number of research and development personnel was 125 at June 30, 2013, compared to 129 at June 30, 2012.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.5 million and $4.9 million for the second quarter and first half of 2013, respectively, compared to $2.1 million and $4.4 million for the comparable periods of 2012. The increase for the second quarter of 2013 principally reflected higher salary and related costs, mainly due to higher headcount, higher marketing and trade show expenses, and higher non-cash equity-based compensation expenses. The increase for the first half of 2013 principally reflected higher salary and related costs, mainly due to higher headcount, and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2013 were non-cash equity-based compensation expenses of $332,000 and $628,000, respectively, compared to $200,000 and $439,000 for the comparable periods of 2012. Sales and marketing expenses as a percentage of our total revenues were 20% for both the second quarter and first half of 2013, compared to 15% for both of the comparable periods of 2012.

The total number of sales and marketing personnel was 28 at June 30, 2013, compared to 24 at June 30, 2012.

General and Administrative Expenses

Our general and administrative expenses were $1.7 million and $3.6 million for the second quarter and first half of 2013, respectively, compared to $1.8 million and $3.7 million for the comparable periods of 2012. The decrease for both the second quarter and first half of 2013 principally reflected lower salary and related costs mainly as a result of a lower bonus provisions, offset by higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2013 were non-cash equity-based compensation expenses of $524,000 and $1,031,000, respectively, compared to $430,000 and $920,000 for the comparable periods of 2012. General and administrative expenses as a percentage of our total revenues were 14% for both the second quarter and first half of 2013, compared to 14% and 13% for the comparable periods of 2012.

The number of general and administrative personnel was 23 at June 30, 2013, compared to 24 at June 30, 2012.

Financial Income, Net (in millions)

	First Half 2013	First Half 2012	Second Quarter 2013	Second Quarter 2012
Financial income, net	$1.44	$1.92	$0.71	$0.97
of which:
Interest income and gains and losses from marketable securities, net	$1.53	$1.89	$0.73	$0.92
Foreign exchange gain (loss)	$(0.09)	$0.03	$(0.02)	$0.05

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2013 reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.02 million and $0.09 million for the second quarter and first half of 2013, respectively, and a foreign exchange gain of $0.05 million and $0.03 million for the comparable periods of 2012.

Provision for Income Taxes

Our income tax expenses were $0.3 million and $0.7 million for the second quarter and first half of 2013, respectively, compared to $0.7 million and $1.4 million for the comparable periods of 2012. The decrease for the second quarter of 2013 primarily reflected less income before taxes on income. The decrease for the first half of 2013 primarily reflected less income before taxes on income, partially offset by a withholding tax income for which we obtained a refund from a certain tax authority in the first half of 2012. We have significant operations in Israel and operations in the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% for the first half of 2013, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% for the first half of 2013. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth and fifth investment programs, and this resulted in an increase in the taxable income attributable to the sixth, seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first half of 2013. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had approximately $7.5 million in cash and cash equivalents, $39.4 million in short term bank deposits, $79.3 million in marketable securities, and $28.2 million in long term bank deposits, totaling $154.4 million, compared to $158.0 million at December 31, 2012. The decrease for the first half of 2013 principally reflected a share repurchase of $4.9 million. During the first half of 2013, we invested $77.3 million of cash in bank deposits and marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $69.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2013. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013.

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

Operating Activities

Cash provided by operating activities for the first half of 2013 was $1.4 million and consisted of net income of $3.9 million, adjustments for non-cash items of $2.8 million, and changes in operating assets and liabilities of $5.3 million. Adjustments for non-cash items primarily consisted of $3.0 million of depreciation and equity-based compensation expenses, $0.2 million of realized gain, net on sale of available-for-sale marketable securities, $0.8 million of amortization of premiums on available-for-sale marketable securities, and $0.7 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.0 million, an increase in prepaid expenses and other current assets of $0.8 million, an increase in deferred taxes, net of $0.5 million, a decrease in deferred revenues of $0.3 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $0.6 million, partially offset by an increase in income tax payable of $0.5 million.

Cash provided by operating activities for the first half of 2012 was $9.8 million and consisted of net income of $8.3 million, adjustments for non-cash items of $2.2 million, and changes in operating assets and liabilities of $0.7 million. Adjustments for non-cash items primarily consisted of $2.6 million of depreciation and equity-based compensation expenses, $0.8 million of amortization of premiums on available-for-sale marketable securities, and $0.9 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in deferred tax assets, net, of $0.4 million, a decrease in accrued expenses and other payables of $0.3 million, a decrease in accrued payroll and related benefits of $1.6 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.8 million as financing cash flows, partially offset by a decrease in trade receivables of $0.4 million, a decrease in prepaid expenses and other accounts receivable of $0.6 million, an increase in trade payables of $0.4 million and an increase in income taxes payable of $1.0 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2013 was $8.8 million, compared to $14.9 million of net cash provided by investing activities for the comparable period of 2012. We had a cash outflow of $46.3 million and a cash inflow of $34.9 million in respect of investments in marketable securities during the first half of 2013, as compared to cash outflow of $20.4 million and a cash inflow of $35.0 million in respect of investments in marketable securities during the first half of 2012. For the first half of 2013, we had net proceeds of $3.5 million from bank deposits, as compared to net proceeds of $0.5 million from bank deposits for the comparable period of 2012. We had a cash outflow of $0.3 million during the first half of 2013 from minority investment in a private company. We had a cash outflow of $0.6 million and $0.2 million during the first half of 2013 and 2012, respectively, from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first half of 2013 was $3.4 million, compared to $19.2 million of net cash used in financing activities for the comparable period of 2012.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the first half of 2013, we repurchased 304,738 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.92 per share, for an aggregate purchase price of $4.9 million. During the first half of 2012, we repurchased 1,066,742 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.49 per share, for an aggregate purchase price of $20.8 million. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.

During the first half of 2013, we received $1.4 million from the exercises of stock-based awards, as compared to $0.9 million received for the comparable period of 2012. During the first half of 2012, we classified $0.8 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $17,000 and $85,000 for the second quarter and first half of 2013, respectively, and a foreign exchange gain of $52,000 and $34,000 for the comparable periods of 2012. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the U.S dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2013, we recorded accumulated other comprehensive loss of $68,000 and $66,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2012, we recorded accumulated other comprehensive loss of $171,000 and accumulated other comprehensive gain of $76,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2013, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $128,000, which will be recorded in the consolidated statements of income during the following 6 months. We recognized a net gain of $188,000 and $288,000 for the second quarter and first half of 2013, respectively, and a net loss of $83,000 and $140,000 for the comparable periods of 2012, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2013, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2013. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.73 million and $1.53 million for the second quarter and first half of 2013, respectively compared to $0.92 million and $1.89 million for the comparable periods of 2012. The decrease in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2013 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of certain R&D government grant payments;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. Two customers separately accounted for 47% and 14% of our total revenues for the second quarter of 2013. Two customers separately accounted for 32% and 14% of our total revenues for the first half of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the second quarter and first half of 2013 and collectively represented 86% and 82% of our total royalty revenues for the second quarter and first half of 2013, respectively. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 52% and 55% of our total revenues for the second quarter and first half of 2013, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Revenues derived from the handsets and mobile broadband markets accounted for approximately 85% and 83% of our total revenues for the second quarter and first half of 2013, respectively. A significant portion of such revenues from the handsets and mobile broadband markets is derived from 2G handsets. Although next generation products generally have higher average selling prices and our royalty revenues from 3G handsets exceeded royalty revenues from 2G handsets for the first time during the second quarter of 2013, we can provide no assurances that this trend will continue or that we will be successful in offsetting any decline in revenues from 2G handsets with increased revenues from next generation products such as 3G and LTE handsets. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handset and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenue decreased in 2012 in connection with a significant decline in the average selling prices of low-cost 2G feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 87% of our total revenues for the first half of 2013 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $499,000 for the first half of 2013. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $10.7 million for the first half of 2013. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2013 to April 30, 2013)	—	—	—	355,192
Month #2 (May 1, 2013 to May 31, 2013)	100,580	$15.73	100,580	254,612
Month #3 (June 1, 2013 to June 30, 2013)	75,198	$16.84	75,198	179,414
TOTAL	175,778	$16.21	175,778	179,414	(2)

(1) In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.

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

CEVA, INC.

Date: August 9, 2013	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 9, 2013	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)