Form 10-Q
period 2013-09-30
CEVA INC
filed 2013-11-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,983,995 shares of common stock, $0.001 par value, as of November 5, 2013.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	We believe the adoption of our DSP cores and technologies in the handset and mobile broadband markets continues to progress;

•	Our belief that the emergence of low cost smartphone platforms integrating 3G cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our future market share expansion;

•	Our belief that our quarterly market share figure will return to normalized levels of approximately 40% for third quarter 2013 shipments to be reported by us in the fourth quarter;

•	Our belief that we are well positioned to leverage (1) the increased adoption of low cost 3G and EDGE smartphones in developing countries, (2) the broad adoption of 4G LTE-based advanced smartphones in mature markets further down the road, (3) the introduction of feature set enhancements in audio, computational photography and embedded vision in smart devices, and (4) the growing adoption of heterogeneous cellular base station networks composed of small cells in conjunction with macrocells;

•	Our belief that our broadband communications, audio, voice, computational photography, embedded vision and connectivity product lines enable us to continue to expand our licensee base in the market for non-baseband applications;

•	Our belief that the following key elements represent significant growth drivers for us: (1) our established market presence in the baseband market and the transition toward smartphones, (2) our proven track record in baseband technologies that allows us to expand to baseband markets, including small cells and macrocells, (3) the market potential for feature enhancements in computational photography and vision analytics in cameras, and (4) the market potential for advanced audio and voice processing, including the trend towards “always on devices”;

•	Our anticipation that our current cash on hand, short-term deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research, Gartner and Strategy Analytics.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$11,607	$18,422
Short term bank deposits	33,467	47,229
Marketable securities	80,503	69,343
Trade receivables	9,144	6,232
Deferred tax assets	2,810	2,065
Prepaid expenses and other current assets	2,438	2,361

Total current assets	139,969	145,652
Long term bank deposits	28,370	23,050
Severance pay fund	6,940	6,130
Deferred tax assets	1,182	1,178
Property and equipment, net	1,723	1,392
Goodwill	36,498	36,498
Investments in other companies	3,367	2,433

Total long-term assets	78,080	70,681

Total assets	$218,049	$216,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$674	$1,176
Deferred revenues	513	865
Accrued expenses and other payables	2,570	3,462
Accrued payroll and related benefits	6,631	6,978
Income taxes payable, net	1,863	1,626

Total current liabilities	12,251	14,107

Long term liabilities:
Accrued severance pay	7,034	6,158
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued both at September 30, 2013 and December 31, 2012, and 21,983,121 and 22,187,367 shares outstanding at September 30, 2013 and December 31, 2012, respectively	22	22
Additional paid in-capital	202,919	198,495
Treasury stock at cost (1,612,039 and 1,407,793 shares of common stock at September 30, 2013 and December 31, 2012, respectively)	(28,596)	(25,694)
Accumulated other comprehensive income (loss)	(121)	360
Retained earnings	24,540	22,885

Total stockholders’ equity	198,764	196,068

Total liabilities and stockholders’ equity	$218,049	$216,333

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Revenues:
Licensing and related revenue	$15,108	$16,963	$3,945	$4,960
Royalties	19,826	23,747	6,060	7,046

Total revenues	34,934	40,710	10,005	12,006
Cost of revenues	3,799	2,927	1,131	1,046

Gross profit	31,135	37,783	8,874	10,960
Operating expenses:
Research and development, net	16,279	15,548	5,619	4,637
Sales and marketing	7,271	6,628	2,376	2,235
General and administrative	5,588	5,658	2,006	1,940

Total operating expenses	29,138	27,834	10,001	8,812

Operating income (loss)	1,997	9,949	(1,127)	2,148
Financial income, net	2,053	2,653	617	731

Income (loss) before taxes on income	4,050	12,602	(510)	2,879
Income taxes expense (benefit)	493	1,672	(187)	285

Net income (loss)	$3,557	$10,930	$(323)	$2,594

Basic net income (loss) per share	$0.16	$0.48	$(0.01)	$0.12

Diluted net income (loss) per share	$0.16	$0.46	$(0.01)	$0.11

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,118	22,965	22,072	22,526

Diluted	22,601	23,565	22,072	23,019

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net income (loss):	$3,557	$10,930	$(323)	$2,594
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(171)	1,509	518	668
Reclassification adjustments for gains included in net income (loss)	(301)	(91)	(62)	36

Net change	(472)	1,418	456	704

Cash flow hedges:
Changes in unrealized gains	295	(22)	77	34
Reclassification adjustments for gains (losses) included in net income (loss)	(452)	222	(164)	82

Net change	(157)	200	(87)	116

Other comprehensive income (loss) before tax	(629)	1,618	369	820
Income tax benefit (expense) related to components of other comprehensive income (loss)	148	(437)	(123)	(216)

Other comprehensive income (loss), net of taxes	(481)	1,181	246	604

Comprehensive income (loss)	$3,076	$12,111	$(77)	$3,198

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,557	$10,930
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	495	387
Equity-based compensation	4,424	3,688
Realized gain, net on sale of available-for-sale marketable securities	(301)	(91)
Amortization of premiums on available-for-sale marketable securities	1,171	946
Accrued interest on bank deposits	(994)	(1,402)
Unrealized foreign exchange loss (gain)	16	(56)
Changes in operating assets and liabilities:
Increase in trade receivables	(2,902)	(899)
Decrease (increase) in prepaid expenses and other current assets	(231)	669
Increase in deferred taxes, net	(713)	(549)
Increase (decrease) in trade payables	(506)	448
Decrease in deferred revenues	(352)	(207)
Decrease in accrued expenses and other payables	(790)	(370)
Decrease in accrued payroll and related benefits	(437)	(1,197)
Increase in income taxes payable	237	1,165
Excess tax benefit from equity-based compensation	—	(710)
Increase (decrease) in accrued severance pay, net	62	(65)

Net cash provided by operating activities	2,736	12,687

Cash flows from investing activities:
Purchase of property and equipment	(826)	(344)
Investment in bank deposits	(31,000)	(34,604)
Proceeds from bank deposits	40,575	34,353
Investment in available-for-sale marketable securities	(59,127)	(32,867)
Proceeds from maturity of available-for-sale marketable securities	7,758	12,330
Proceeds from sale of available-for-sale marketable securities	38,867	38,159
Investment in other company	(934)	(1,533)

Net cash provided by (used in) investing activities	(4,687)	15,494

Cash flows from financing activities:
Purchase of Treasury Stock	(7,189)	(23,652)
Proceeds from exercise of stock-based awards	2,385	1,526
Excess tax benefit from equity-based compensation	—	710

Net cash used in financing activities	(4,804)	(21,416)
Effect of exchange rate movements on cash	(60)	(39)

Increase (decrease) in cash and cash equivalents	(6,815)	6,726
Cash and cash equivalents at the beginning of the period	18,422	14,954

Cash and cash equivalents at the end of the period	$11,607	$21,680

Supplemental information of cash-flows activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$789	$345

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share data)

NOTE	1: BUSINESS

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE	3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at September 30, 2013 and December 31, 2012:

	As at September 30, 2013 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$4,110	$12	$(6)	$4,116

	4,110	12	(6)	4,116
Available-for-sale securities - matures after one year through three years:
Corporate bonds	76,641	94	(348)	76,387

	76,641	94	(348)	76,387
Total	$80,751	$106	$(354)	$80,503

	As at December 31, 2012 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$10,964	$73	$(4)	$11,033

	10,964	73	(4)	11,033
Available-for-sale securities - matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	573	2	—	575
Corporate bonds	55,622	391	(237)	55,776

	58,155	393	(238)	58,310
Total	$69,119	$466	$(242)	$69,343

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of September 30, 2013	$52,475	$(353)	$369	$(1)
As of December 31, 2012	$28,711	$(241)	$489	$(1)

As of September 30, 2013 and December 31, 2012, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$322	$208	$66	$45
Gross realized loss from sale of available-for-sale marketable securities	$(21)	$(117)	$(4)	$(81)

NOTE	4: FAIR VALUE MEASUREMENT

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

Description	September 30, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$80,503	$—	$80,503	$—
Foreign exchange contracts	65	—	65	—

Total assets	80,568	—	80,568	—

Liabilities:
Foreign exchange contracts	6	—	6	—

Total liabilities	6	—	6	—

Description	December 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	$—	$1,959	$—
Foreign government bond	575	—	575	—
Corporate bonds	66,809	—	66,809	—
Foreign exchange contracts	216	—	216	—

Total assets	69,559	—	69,559	—

Liabilities:
Foreign exchange contracts	112	—	112	—

Total liabilities	112	—	112	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables, income taxes payable and other accounts payables. The fair values of these financial instruments were not materially different from their carrying values at September 30, 2013 due to the short-term maturities of these instruments.

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

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,			Three months ended September 30,
	2013		2012	2013			2012
	(unaudited)		(unaudited)	(unaudited)			(unaudited)
Revenues based on customer location:
United States	$4,706		$8,631		$1,482		$2,454
Europe and Middle East (1)	10,722		10,435		3,297		3,345
Asia Pacific (2) (3)	19,506		21,644		5,226		6,207

	$34,934		$40,710		$10,005		$12,006

(1) Germany	$4,424		$5,026	$	*	)	$1,627
(2) China	$15,214		$13,674		$4,385		$4,380
(3) Japan	$ *	)	$4,323	$	*	)	$ *	)

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,			Three months ended September 30,
	2013		2012	2013		2012
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Customer A	31%		27%	26%		24%
Customer B	13%		12%	*	)	14%
Customer C	*	)	12%	*	)	12%
Customer D	*	)	* )	*	)	11%

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE	6: NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$3,557	$10,930	$(323)	$2,594

Denominator (in thousands):
Weighted-average common stock outstanding	22,118	22,965	22,072	22,526
Effect of stock options and stock appreciation rights	483	600	—	493

Diluted weighted average common stock outstanding	22,601	23,565	22,072	23,019

Basic net income (loss) per share	$0.16	$0.48	$(0.01)	$0.12

Diluted net income (loss) per share	$0.16	$0.46	$(0.01)	$0.11

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, was 3,164,713 and 1,577,101 shares for the three and nine months ended September 30, 2013, respectively, and 1,270,801 and 927,913 shares for the corresponding periods of 2012.

NOTE	7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during both the three and nine months ended September 30, 2013). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2013, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2012	2,546,117	$15.88
Granted (1)	810,250	16.72
Options/SAR units exercised	(139,192)	8.15
Options/SAR units forfeited or expired	(65,538)	22.63

Outstanding as of September 30, 2013 (2)	3,151,637	$16.30	5.0	$9,438,131

Exercisable as of September 30, 2013 (3)	1,535,800	$14.51	3.4	$7,871,821

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

(1)	Included 678,250 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,848,877 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,499,082 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of operations:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$223	$177	$73	$73
Research and development, net	1,489	1,327	634	468
Sales and marketing	1,021	723	393	284
General and administrative	1,691	1,461	660	541

Total equity-based compensation expense	$4,424	$3,688	$1,760	$1,366

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	38%-54%	47%-58%	39%-53%	47%-55%
Risk-free interest rate	0.1%-2.5%	0.1%-1.2%	0.1%-2.0%	0.2%-1.0%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	5%	5%	—	5%
Contractual term of up to	10 Years	10 Years	7 Years	7 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	—	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	34%-53%	41%-61%	34%-52%	47%-55%
Risk-free interest rate	0.1%-0.2%	0.1%-0.6%	0.1%-0.2%	0.2%-1.0%
Expected forfeiture	0%	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months	24 months

As of September 30, 2013, there was $7,104 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated equity-based compensation related to these awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2013 and December 31, 2012, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $1,500 and $5,400, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of September 30, 2013 and December 31, 2012, the notional principal amount of the foreign exchange contracts to sell New Israeli Shekels (“NIS”) held by the Company was $0 and $2,610, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at September 30,	As at December 31,
	2013	2012
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$158
Foreign exchange forward contracts	65	58

Total	$65	$216

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$6	$—
Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	—	112

Total	$6	$112

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase in gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$108	$(11)	$15	$27
Foreign exchange forward contracts	187	(11)	62	7

	$295	$(22)	$77	$34

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(266)	$129	$(108)	$48
Foreign exchange forward contracts	(186)	93	(56)	34

	$(452)	$222	$(164)	$82

The Company recorded in cost of revenues and operating expenses a net gain of $164 and $452 during the three and nine months ended September 30, 2013, respectively, and a net loss of $82 and $222 for the comparable periods of 2012, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $0 and $112 during the three and nine months ended September 30, 2013, respectively, and a loss of $5 and a gain of $17 during the comparable periods of 2012, related to derivatives not qualified as hedging instruments.

NOTE	9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2013:

Three months ended September 30, 2013

	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(704)	$146	$191	$(367)
Other comprehensive income (loss) before reclassifications	518	77	(160)	435
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	(164)	37	(189)

Net current period other comprehensive income (loss)	456	(87)	(123)	246

Ending balance	$(248)	$59	$68	$(121)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

Nine months ended September 30, 2013

	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income (loss) before reclassifications	(171)	295	14	138
Amounts reclassified from accumulated other comprehensive income (loss)	(301)	(452)	134	(619)

Net current period other comprehensive income (loss)	(472)	(157)	148	(481)

Ending balance	$(248)	$59	$68	$(121)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Operations
	Nine months ended September 30, 2013 (unaudited)	Three months ended September 30, 2013 (unaudited)
Unrealized gains on cash flow hedges	$13	$4	Cost of revenues
	374	138	Research and development
	27	8	Sales and marketing
	38	14	General and administrative

	452	164	Total, before income taxes
	(46)	(17)	Provision for income taxes

	406	147	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	301	62	Financial income, net
	(88)	(20)	Provision for income taxes

	213	42	Total, net of income taxes
	$619	$189	Total, net of income taxes

NOTE	10: SHARE REPURCHASE PROGRAM

In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, the Company’s Board of Directors authorized the repurchase by the Company of an additional 2,000,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

During the third quarter of 2013, the Company repurchased 138,200 shares of common stock at an average purchase price of $16.92 per share for an aggregate purchase price of $2,338. During the third quarter of 2012, the Company repurchased 172,480 shares of common stock at an average purchase price of $16.58 per share for an aggregate purchase price of $2,859. During the first nine months ended September 30, 2013, the Company repurchased 442,938 shares of common stock at an average purchase price of $16.23 per share for an aggregate purchase price of $7,189. During the first nine months ended September 30, 2012, the Company

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

repurchased 1,239,222 shares of common stock at an average purchase price of $19.09 per share for an aggregate purchase price of $23,652. As of September 30, 2013, 2,041,214 shares of common stock remained available for repurchase under the Company’s share repurchase program.

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

Our DSPs power nearly every leading handset OEM in the world today, including HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE, as well as dozens of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 34% of the worldwide shipment volume based on preliminary data for second quarter 2013 worldwide shipments. This lower-than-normal quarterly market share figure is due to lower than expected shipments of 2G and EDGE feature phones during the second quarter of 2013, and we expect that our market share will return to normalized levels of approximately 40% for the third quarter of 2013. Revenues derived from the handset and mobile broadband markets accounted for approximately 82% of our total revenues for the first nine months of 2013.

We believe the adoption of our DSP cores and technologies in the handset, mobile broadband and base station markets continues to progress. Specifically, we believe the emergence of low cost smartphone platforms integrating 3G and EDGE cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, are strong positive drivers for our market share expansion. We believe that the majority of this growth will come from the increased adoption of low cost 3G and EDGE smartphones in developing countries, especially China, the broader adoption of 4G LTE-based advanced smartphones in mature markets further down the road, as well as the introduction of feature set enhancements in audio, computational photography and embedded vision in smart devices. In addition, we are well positioned to capitalize on our success in handsets to expand into heterogeneous cellular base station networks composed of small cells and macrocells.

Beyond products enabled by our technologies for cellular baseband, we continue to strategically target growth in non-baseband applications, such as broadband communications, audio, voice, computational photography, embedded vision and connectivity. As a testament to this, during the third quarter we signed five new license agreements, four of which were with first-time customers for CEVA. All five license agreements target the new growth areas that we discussed above.

We believe the following key elements represent significant growth drivers for the Company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi in base stations and broadband satellite communications, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address all of the growth vectors of the space.

•	Our proven track record in baseband technologies, in particular our pioneering position in software-defined radio, allows us to expand into the base station market, both in small cells and macrocells.

•	The market potential for advanced audio and voice processing across mobile, automotive and consumer devices offers a new growth segment for the company. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enables our customers to significantly differentiate their products and feature sets, Our proven track record in audio/voice, with more than 2.75 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for computational photography and vision analytics in cameras offers a new growth segment for the company. Our CEVA-MM3101 platform is the only one in the industry today that offers a unified computational photography and vision platform that can support these future developments. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an emerging opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $10.0 million and $34.9 million for the third quarter and first nine months of 2013, respectively, representing a decrease of 17% and 14%, respectively, as compared to the corresponding periods in 2012. The decrease in total revenues for both the third quarter and first nine months of 2013 reflected lower licensing and related revenues and lower royalty revenues.

Five largest customers accounted for 59% and 66% of our total revenues for the third quarter and first nine months of 2013, respectively, as compared to 70% and 65% for the comparable periods in 2012. One customer accounted for 26% of our total revenues for the third quarter of 2013, as compared to four customers that accounted for 24%, 14%, 12% and 11% of our total revenues for the third quarter of 2012. Two customers accounted for 31% and 13% of our total revenues for the first nine months of 2013, as compared to three customers that accounted for 27%, 12% and 12% of our total revenues for the first nine months of 2012. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter and first nine months of 2013 and 2012, and collectively represented 82% of our total royalty revenues for both the third quarter and first nine months of 2013, and 73% and 74% of our total royalty revenues for the comparable periods of 2012. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the handsets and mobile broadband markets represented 79% and 82% of our total revenues for the third quarter and first nine months of 2013, respectively, as compared to 75% and 78% for the comparable periods in 2012.

Licensing and Related Revenues

Licensing and related revenues were $3.9 million and $15.1 million for the third quarter and first nine months of 2013, respectively, representing a decrease of 20% and 11%, respectively, as compared to the corresponding periods in 2012. The decrease in licensing and related revenues for the third quarter of 2013 was due to not executing a significant license agreement during the quarter, which principally reflected lower revenues from our CEVA-X DSP core family of products and lower revenues from our CEVA-TeakLite core family of products. The decrease in licensing and related revenues for the first nine months of 2013 principally reflected lower revenues from our CEVA-TeakLite core family of products, partially offset by higher revenues from our CEVA-X DSP core family of products.

Licensing and related revenues accounted for 39% and 43% of our total revenues for the third quarter and first nine months of 2013, respectively, compared to 41% and 42% for the comparable periods of 2012. During the third quarter of 2013, we concluded five new license agreements, including four first-time licensees to our comprehensive customer base. In total, we have signed more than twenty DSP license agreements in the past two years with customers who are targeting new markets and applications, including communication, audio, digital photography and embedded vision. Four agreements executed during the third quarter were for CEVA DSP cores, platforms and software, and one agreement was for CEVA Bluetooth IP. Target applications for customer deployment are LTE base stations, satellite communications, smart meters, automotive and connectivity. Geographically, two of the agreements concluded were in Europe and the other three were in Asia Pacific.

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

Royalty Revenues

Royalty revenues were $6.1 million and $19.8 million for the third quarter and first nine months of 2013, respectively, a decrease of 14% and 17% from the third quarter and first nine months of 2012. Royalty revenues accounted for 61% and 57% of our total revenues for the third quarter and first nine months of 2013, respectively, compared to 59% and 58% for the comparable periods of 2012. The decrease in royalty revenues for both the third quarter and first nine months of 2013 reflected mainly lower volumes of 2G and EDGE products shipped that incorporated our technology, a decrease in the average per unit royalty rate, especially in legacy and consumer electronic products, offset by higher volumes of shipped 3G and LTE powered devices that incorporated our technology. Our customers reported sales of 200 million chipsets and 764 million chipset incorporating our technologies for the third quarter and first nine months of 2013, respectively, compared to 254 million and 779 million for the comparable periods of 2012. The five largest royalty-paying customers accounted for 86% and 87% of our total royalty revenues for the third quarter and first nine months of 2013, respectively, compared to 79% and 82% for the comparable periods of 2012.

As of September 30, 2013, 29 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements. As of September 30, 2012, 28 licensees were shipping products incorporating our technologies pursuant to 37 licensing arrangements.

Geographic Revenue Analysis

	Nine months 2013				Nine months 2012					Third Quarter 2013				Third Quarter 2012
	(in millions, except percentages)
United States		$4.7		13%	$8.7	21%		$1.5		15%		$2.5		20%
Europe and Middle East (1)		$10.7		31%	$10.4	26%		$3.3		33%		$3.3		28%
Asia Pacific (2) (3)		$19.5		56%	$21.6	53%		$5.2		52%		$6.2		52%
(1) Germany		$4.4		13%	$5.0	12%	$	*	)	* )		$1.6		14%
(2) China		$15.2		44%	$13.7	34%		$4.4		44%		$4.4		36%
(3) Japan	$	*	)	* )	$4.3	11%	$	*	)	* )	$	*	)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.1 million and $3.8 million for the third quarter and first nine months of 2013, respectively, compared to $1.0 million and $2.9 million for the comparable periods of 2012. Cost of revenues accounted for 11% of our total revenues for both the third quarter and first nine months of 2013, compared to 9% and 7% for the comparable periods of 2012. The slight increase for the third quarter of 2013 principally reflected higher customization work for our licensees allocated from research and development expenses. The increase for the first nine months of 2013 principally reflected higher customization work for our licensees and higher sub-contractors cost. Included in cost of revenues for the third quarter and first nine months of 2013 was non-cash equity-based compensation expense of $73,000 and $223,000, compared to $73,000 and $177,000 for the comparable periods of 2012.

Gross Margin

Gross margin for both the third quarter and first nine months of 2013 were 89%, compared to 91% and 93% for the comparable periods of 2012. The decrease for the third quarter of 2013 mainly reflected lower overall revenue and especially royalty revenues which have higher gross margins. The decrease for the first nine months of 2013 mainly reflected lower royalty revenues which have higher gross margins and higher cost of revenues.

Operating Expenses

Total operating expenses were $10.0 million and $29.1 million for the third quarter and first nine months of 2013, respectively, compared to $8.8 million and $27.8 million for the comparable periods of 2012. The increase in total operating expenses for the third quarter of 2013 principally reflected higher project related expenses, lower research grants received from the Office of Chief Scientist of Israel and higher non-cash equity-based compensation expenses. The increase in total operating expenses for the first nine months of 2013 principally reflected higher project related expenses, lower research grants received from the Office of Chief Scientist of Israel and higher non-cash equity-based compensation expenses, partially offset by lower salary and related costs, mainly as a result of lower bonus provisions.

Research and Development Expenses, Net

Our research and development expenses, net were $5.6 million and $16.3 million for the third quarter and first nine months of 2013, respectively, compared to $4.6 million and $15.5 million for the comparable periods of 2012. The net increase for the third quarter of 2013 principally reflected higher project related expenses, higher non-cash equity-based compensation expenses and lower research grants received from the Office of Chief Scientist of Israel. The net increase for the first nine months of 2013 principally reflected higher project-related expenses, higher non-cash equity-based compensation expenses and lower research grants received from the Office of Chief Scientist of Israel, partially offset by lower salary and related costs partially as a result of cost allocation to cost of revenues for customization work and lower bonus provisions. Included in research and development expenses for the third quarter and first nine months of 2013 were non-cash equity-based compensation expenses of $634,000 and $1,489,000, respectively, compared to $468,000 and $1,327,000 for the comparable periods of 2012. Research and development expenses as a percentage of our total revenues were 56% and 47% for the third quarter and first nine months of 2013, respectively, compared to 39% and 38% for the comparable periods of 2012.

The number of research and development personnel was 131 at September 30, 2013, compared to 125 at September 30, 2012.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.4 million and $7.3 million for the third quarter and first nine months of 2013, respectively, compared to $2.2 million and $6.6 million for the comparable periods of 2012. The increase for the third quarter of 2013 principally reflected higher non-cash equity-based compensation expenses. The increase for the first nine months of 2013 principally reflected higher salary and related costs, mainly due to higher headcount, and higher non-cash equity-based compensation expenses, partially offset by lower commission expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2013 were non-cash equity-based compensation expenses of $393,000 and $1,021,000, respectively, compared to $284,000 and $723,000 for the comparable periods of 2012. Sales and marketing expenses as a percentage of our total revenues were 24% and 21% for the third quarter and first nine months of 2013, respectively, compared to 19% and 16% for the comparable periods of 2012.

The total number of sales and marketing personnel was 29 at September 30, 2013, compared to 27 at September 30, 2012.

General and Administrative Expenses

Our general and administrative expenses were $2.0 million and $5.6 million for the third quarter and first nine months of 2013, respectively, compared to $1.9 million and $5.7 million for the comparable periods of 2012. The slight increase for the third quarter of 2013 principally reflected higher non-cash equity-based compensation expenses, offset by lower professional services cost. The slight decrease for the first nine months of 2013 principally reflected lower salary and related costs mainly as a result of a lower bonus provisions and lower professional services cost, offset by higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2013 were non-cash equity-based compensation expenses of $660,000 and $1,691,000, respectively, compared to $541,000 and $1,461,000 for the comparable periods of 2012. General and administrative expenses as a percentage of our total revenues were 20% and 16% for the third quarter and first nine months of 2013, respectively, compared to 16% and 14% for the comparable periods of 2012.

The number of general and administrative personnel was 23 at September 30, 2013, compared to 25 at September 30, 2012.

Financial Income, Net (in millions)

	Nine Months 2013	Nine Months 2012	Third Quarter 2013	Third Quarter 2012
Financial income, net	$2.05	$2.65	$0.62	$0.73
of which:
Interest income and gains and losses from marketable securities, net	$2.15	$2.64	$0.63	$0.75
Foreign exchange gain (loss)	$(0.10)	$0.01	$(0.01)	$(0.02)

Financial income, net, consists of interest earned on investments, gains and losses from marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2013 reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.01 million and $0.10 million for the third quarter and first nine months of 2013, respectively, and a foreign exchange loss of $0.02 million and a foreign exchange gain of $0.01 million for the comparable periods of 2012.

Provision for Income Taxes

Our income tax benefit was $0.2 million and our income tax expense was $0.5 million for the third quarter and first nine months of 2013, respectively, compared to income tax expenses of $0.3 million and $1.7 million for the comparable periods of 2012. The decrease for the third quarter of 2013 primarily reflected less income before taxes on income. The decrease for the first nine months of 2013 primarily reflected less income before taxes on income, partially offset by a withholding tax income for which we obtained a refund from a certain tax authority in the first nine months of 2012. We have significant operations in Israel and operations in the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% for the first nine months of 2013, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% for the first nine months of 2013. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth and fifth investment programs, and this resulted in an increase in the taxable income attributable to the sixth, seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first nine months of 2013. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had approximately $11.6 million in cash and cash equivalents, $33.4 million in short term bank deposits, $80.5 million in marketable securities, and $28.4 million in long term bank deposits, totaling $153.9 million, compared to $158.0 million at December 31, 2012. The decrease for the first nine months of 2013 principally reflected a share repurchase of $7.2 million. During the first nine months of 2013, we invested $90.1 million of cash in bank deposits and marketable securities with maturities up to 37 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $87.2 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2013. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013.

Bank deposits are classified as short-term bank deposits and long-term bank deposits. Short-term bank deposits are deposits with maturities of more than three months but no longer than one year, whereas long-term bank deposits are deposits with maturities of more than one year. Bank deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.

Operating Activities

Cash provided by operating activities for the first nine months of 2013 was $2.7 million and consisted of net income of $3.5 million, adjustments for non-cash items of $4.8 million, and changes in operating assets and liabilities of $5.6 million. Adjustments for non-cash items primarily consisted of $4.9 million of depreciation and equity-based compensation expenses, $0.3 million of realized gain, net on sale of available-for-sale marketable securities, $1.2 million of amortization of premiums on available-for-sale marketable securities, and $1.0 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.9 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in deferred taxes, net of $0.7 million, a decrease in trade payables of $0.5 million, a decrease in deferred revenues of $0.3 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $0.4 million, partially offset by an increase in income tax payable of $0.2 million.

Cash provided by operating activities for the first nine months of 2012 was $12.7 million and consisted of net income of $10.9 million, adjustments for non-cash items of $3.5 million, and changes in operating assets and liabilities of $1.7 million. Adjustments for non-cash items primarily consisted of $4.1 million of depreciation and equity-based compensation expenses, $0.9 million of amortization of premiums on available-for-sale marketable securities, and 1.4 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.9 million, an increase in deferred tax assets, net, of $0.5 million, a decrease in deferred revenues of $0.2 million, a decrease in accrued expenses and other payables of $0.4 million, a decrease in accrued payroll and related benefits of $1.2 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.7 million as financing cash flows, partially offset by a decrease in prepaid expenses and other accounts receivable of $0.7 million, an increase in trade payables of $0.4 million and an increase in income taxes payable of $1.2 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent funding from the Office of Chief Scientist of Israel and interest earned from our cash and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities for the first nine months of 2013 was $4.7 million, compared to $15.5 million of net cash provided by investing activities for the comparable period of 2012. We had a cash outflow of $59.1 million and a cash inflow of $46.6 million in respect of investments in marketable securities during the first nine months of 2013, as compared to cash outflow of $32.9 million and a cash inflow of $50.5 million in respect of investments in marketable securities during the first nine months of 2012. For the first nine months of 2013, we had net proceeds of $9.6 million from bank deposits, as compared to net investment of $0.3 million in bank deposits for the comparable period of 2012. We had a cash outflow of $0.9 million and $1.5 million during the first nine months of 2013 and 2012, respectively, from minority investment in private companies. We had a cash outflow of $0.8 million and $0.3 million during the first nine months of 2013 and 2012, respectively, from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first nine months of 2013 was $4.8 million, compared to $21.4 million of net cash used in financing activities for the comparable period of 2012.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act. During the first nine months of 2013, we repurchased 442,938 shares of common stock pursuant to our share repurchase program, at an average purchase price of $16.23 per share, for an aggregate purchase price of $7.2 million. During the first nine months of 2012, we repurchased 1,239,222 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.09 per share, for an aggregate purchase price of $23.7 million.

During the first nine months of 2013, we received $2.4 million from the exercises of stock-based awards, as compared to $1.5 million received for the comparable period of 2012. During the first nine months of 2012, we classified $0.7 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $12,000 and $97,000 for the third quarter and first nine months of 2013, respectively, and a foreign exchange loss of $27,000 and a foreign exchange gain of $7,000 for the comparable periods of 2012. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the U.S dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2013, we recorded accumulated other comprehensive loss of $76,000 and $142,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2012, we recorded accumulated other comprehensive income of $106,000 and $182,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2013, the amount of other comprehensive income from our forward and option contracts, net of taxes, was $52,000, which will be recorded in the consolidated statements of operations during the following three months. We recognized a net gain of $164,000 and $452,000 for the third quarter and first nine months of 2013, respectively, and a net loss of $82,000 and $222,000 for the comparable periods of 2012, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2013, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2013. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.63 million and $2.15 million for the third quarter and first nine months of 2013, respectively compared to $0.75 million and $2.64 million for the comparable periods of 2012. The decrease in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2013 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than (1) changes to the Risk Factor below entitled: “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenue;” (2) changes to the Risk Factor below entitled “One quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (3) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (6) changes to the Risk Factor below entitled “We depend on market acceptance of third-party semiconductor intellectual property;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (8) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (9) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

We derive a significant amount of revenues from a limited number of customers. One customer accounted for 26% of our total revenues for the third quarter of 2013. Two customers separately accounted for 31% and 13% of our total revenues for the first nine months of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly and annual basis. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter and first nine months of 2013 and collectively represented 82% of our total royalty revenues for both the third quarter and first nine months of 2013. We expect that a significant portion of our future royalty revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenue and cash flow. Royalty revenues were approximately 61% and 57% of our total revenues for the third quarter and first nine months of 2013, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Revenues derived from the handsets and mobile broadband markets accounted for approximately 79% and 82% of our total revenues for the third quarter and first nine months of 2013, respectively. A significant portion of such revenues from the handsets and mobile broadband markets is derived from 2G and EDGE handsets. Although next generation products generally have higher average selling prices, we can provide no assurances that this trend will continue or that we will be successful in offsetting any decline in revenues from 2G handsets with increased revenues from next generation products such as EDGE, 3G and LTE handsets. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handset and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenue decreased in 2012 in connection with a significant decline in the average selling prices of low-cost 2G feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs towards licensing open DSP cores. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE smartphones in developed markets, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 87% of our total revenues for the first nine months of 2013 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $1,005,000 for the first nine months of 2013. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also the timing of such payments from the Office of the Chief Scientist may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $16.3 million for the first nine months of 2013. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2013 to July 31, 2013)	—	—	—	2,179,414
Month #2 (August 1, 2013 to August 31, 2013)	—	—	—	2,179,414
Month #3 (September 1, 2013 to September 30, 2013)	138,200	$16.92	138,200	2,041,214
TOTAL	138,200	$16.92	138,200	2,041,214	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 12, 2013	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 12, 2013	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)