Form 10-K
period 2013-12-31
CEVA INC
filed 2014-03-14
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $297,757,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 28, 2013. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2014
Common Stock, $0.001 par value per share	21,139,966 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	We believe the adoption of our DSP cores and technologies in the handset in emerging markets and mobile broadband continues to progress;

•

Our belief that the emergence of low cost smartphone platforms integrating 3G and EDGE cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, is a positive driver for our future market share expansion in this segment;

•

Our belief that the majority of the growth in our market share will come from the increased adoption of low cost smartphones in developing countries, especially China, the broader adoption of 4G LTE-based advanced smartphones further down the road, as well as the introduction of feature set enhancements in audio, computational photography and embedded vision in smart devices;

•

Our belief that our communications, audio, voice, computational photography, embedded vision and connectivity product lines will enable us to continue to expand our licensee base in the market for non-baseband applications;

•

Our belief that the following key elements represent significant growth drivers for us: (1) our established market presence in the baseband market and other evolving cellular markets, (2) our proven track record in baseband technologies that allows us to expand to baseband markets, including small cells and macrocells, (3) the market potential for advanced audio and voice processing across mobile, automotive and consumer devices, and (4) the market potential for feature enhancements in computational photography and vision analytics in cameras;

•	Our optimism to expand our footprint in smartphones and further into tablets, PCs and automotive applications;

•	Our anticipation that our 2014 annual operational expenses would be higher than the 2013 level due to higher research and development costs;

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

Company Overview

Headquartered in Mountain View, California, CEVA is the world’s leading licensor of silicon intellectual property (SIP) DSP cores and DSP-based platforms for the mobile, digital home and networking markets. CEVA’s IP portfolio includes comprehensive technology offerings for communications and connectivity (2G/3G/LTE/LTE-A/802.11ac/ah, and Bluetooth), computational photography (super resolution, high dynamic range and video stabilizer) and computer vision (gesture recognition, emotion recognition and object recognition), advanced audio and voice processing, Serial Attached SCSI (SAS) and Serial ATA (SATA).

Our technology is licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer electronics and automotive companies. Our IP is primarily deployed in high volume markets, including mobile (smartphones, mobile computing tablets, notebooks and machine-to-machine modules), digital home (smart TVs, set-top boxes and home gateways) and networking (wireless infrastructure, storage, VoIP and smart grid). Our state-of-the-art technology has shipped in more than 5 billion chips to date for a wide range of diverse end markets. In 2013, our licensees shipped more than 1 billion CEVA-powered products.

Our revenue mix comprises primarily of IP licensing fees, royalties generated from the shipments of products deploying our IP and other revenues. Other revenues include revenues from post contract support, training and sale of development systems. As post contract support, training and sale of development systems are directly associated with licensing revenues and none of them separately is significant in relation to our total revenues, starting in the first quarter of 2013, we consolidated licensing revenues and other revenues into one revenue line titled “licensing and related revenue” for the sake of simplicity. Prior period numbers were conformed to our current period presentation.

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductors and OEMs. Actions, Beken, Broadcom, DSP Group, Entropic, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, Nufront, NXP, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, VIA Telecom, Yamaha and ZTE all leverage CEVA’s industry-leading platform solutions and DSP cores.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. We have over 200 employees worldwide, with research and development facilities in Israel, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, Germany, Israel and the United States.

CEVA is traded on the NASDAQ Global Market (CEVA).

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are connected devices and offer multimedia, communications and connectivity capabilities (e.g. video, audio, imaging, vision, cellular and Wi-Fi).

Design Gap

The demand for smartphones, mobile computing, smart wearables, smart cars and advanced home entertainment technologies continues to grow. As consumers demand electronic products with more connectivity, portability and a richer user experience, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. The advent of wireless technologies like LTE-Advanced and Wi-Fi 802.11ac, advanced image enhancement, computer vision, and voice and audio pre- and post-processing have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the mobile, digital home and networking markets by designing and licensing a broad range of robust, application-specific platforms which enable the rapid design of solutions for developing a wide variety of applications, including communications & connectivity, audio & voice, imaging & vision and storage.

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

Our IP Business Model

Our objective is for our CEVA DSP cores and platforms to become the de facto technology across the mobile and consumer electronic markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development of DSP technologies and related solutions. By choosing to license our DSP cores and platforms, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid Wi-Fi and digital TV markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

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

Strategy

We believe there is a growing demand for high performance and low power DSP and application-specific platforms incorporating DSP cores and all the necessary hardware and software for target applications. We believe the growth in the demand for these platforms will drive demand for our technology. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including cellular baseband, wireless infrastructure, computational photography, computer vision, audio and voice applications, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:

•	continue to develop and enhance our range of DSP cores with additional features, performance and capabilities;

•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	continue to develop an ecosystem of third party partners developing software and solutions based on our DSPs;

•	continue to invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

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

Products

We are the leading licensor of SIP platform solutions and DSP cores to the semiconductor industry. We offer a family of programmable DSP cores and a portfolio of application-specific platforms, including communications and connectivity (2G/3G/LTE/LTE-A, Wi-Fi 802.11ac/ah and Bluetooth), computational photography (super resolution, high dynamic range and video stabilizer), and computer vision (gesture recognition, emotion recognition and object recognition), advanced audio and voice processing, Serial Attached SCSI (SAS) and Serial ATA (SATA).

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

CEVA Platforms & Solutions

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. LTE, Wi-Fi, vision or audio) software. Our family of DSP-based platforms is targeted for cellular, Wi-Fi and satellite baseband, advanced audio and voice, DTV demodulation, computational photography and computer vision. We also offer platform solutions for Bluetooth and serial storage technology (SATA and SAS).

Customers

We have licensed our DSP cores and application-specific platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our DSP cores and application-specific platforms to OEMs directly. Included among our licensees are the following customers: Actions, Beken, Broadcom, DSP Group, Entropic, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, Nufront, NXP, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, VIA Telecom, Yamaha and ZTE. As of the end of 2013, we had 29 licensees shipping products incorporating our technologies, pursuant to 36 licensing agreements.

We derive a significant amount of revenues from a limited number of customers. Two customers separately accounted for 28% and 11% of our total revenues for 2013. One customer accounted for 28%, 24% and 17% of our total revenues for 2013, 2012 and 2011, respectively, and the other customer accounted for 11%, 13% and 16% of our total revenues for 2013, 2012 and 2011, respectively. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2013, 2012 and 2011, and collectively represented 81%, 74% and 66% of our total royalty revenues for 2013, 2012 and 2011, respectively. In 2013 we signed 30 new licensing deals of with 17 were with first time new customers. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 88% of our total revenues for 2013, 79% for 2012 and 76% for 2011. Customers in each of Germany and China accounted for greater than 10% of our total revenues for 2013. Customers in each of Germany, China and Japan accounted for greater than 10% of our total revenues for 2012. Customers in each of Germany, Switzerland and China accounted for greater than 10% of our total revenues for 2011 . Although the majority of our sales to foreign customers are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include fluctuations in exchange rates, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technologies, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.

Moreover, the majority of our expenses, mainly employee salaries, are paid in currencies other than the U.S. dollar, principally the Israeli currency, New Israeli Shekel (NIS), and to some extent the Euro and the British pound, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. As a result, an increase in the value of the currencies other than the U.S. dollar in comparison to the U.S. dollar could increase the cost of our operating expenses. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar, during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-US employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and options contracts. There are no assurances that future hedging transactions will successfully mitigate losses caused by currency fluctuations.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2013, we had 29 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Germany, Israel and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Japan, Sweden and the United States. As of December 31, 2013, we had 17 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 140 engineers as of December 31, 2013, work in five development centers located in Israel, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, solutions and application platforms, Bluetooth and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, were approximately $22 million, $20 million and $21 million in 2011, 2012 and 2013, respectively.

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

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP that is responsible for communication and video/audio/voice compression. CPU companies, such as ARM Holdings, Cadence (through their acquisition of Tensilica), Imagination Technologies and Synopsys have added DSP technology and make use of it to provide platform solutions in the areas of baseband, video, imaging, gesture and audio.

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable DSP core products in-house. Companies such as Broadcom, Mediatek, Samsung and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary DSP cores to third parties and, as a result, become direct competitors.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the computational photography & vision market—Imagination Technologies, ARM, Cadence and Silicon Image;

•	in the serial storage technology market—Gennum’s Snowbush IP Group, Silicon Image and Synopsys;

•	in the Bluetooth market—RivieraWaves and Mindtree; and

•	in audio applications market—ARM Holdings, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores and application-specific platform technologies. As of December 31, 2013, we hold 47 patents in the United States and 29 patents in the EME (Europe and Middle East) region and four patents in Asia Pacific (APAC) region, totaling 80 patents, with expiration dates between 2017 and 2033. In addition, as of December 31, 2013, we have 8 patent applications pending in the United States, 7 pending patent applications in Canada, 13 pending patent applications in the EME region and 10 pending patent applications in the APAC region, totaling 38 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2013 by function and geographic location.

Number
Total employees	207
Function
Research and development	140
Sales and marketing	29
Technical support	17
Administration	21
Location
Israel	154
Ireland	13
United States	10
United Kingdom	8
China	8
Elsewhere	14

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

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues.

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

•

we compete in the SATA and SAS IP markets with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the digital photography & embedded vision market with Cadence and GPU IP providers such as ARM, Imagination Technologies and Vivante;

•	we compete in the VoIP applications market with ARM Holdings, Imagination Technologies and Verisilicon; and

•	we compete in the audio applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenue, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel or EU grants;

•

the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

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

We rely significantly on revenues derived from a limited number of customers.

We derive a significant amount of revenues from a limited number of customers. Two customers separately accounted for 28% and 11% of our total revenues for 2013. One customer accounted for 28%, 24% and 17% of our total revenues for 2013, 2012 and 2011, respectively, and the other customer accounted for 11%, 13% and 16% of our total revenues for 2013, 2012 and 2011, respectively. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2013, 2012 and 2011, and collectively represented 81%, 74% and 66% of our total royalty revenues for 2013, 2012 and 2011, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our DSP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 54%, 60% and 60% of our total revenues for 2013, 2012 and 2011, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Revenues derived from the handsets and mobile broadband markets accounted for approximately 77% of our total revenues for 2013, 2012 and 2011. A significant portion of such revenues from the handsets and mobile broadband markets is derived from feature phones. Although next generation products generally have higher average selling prices, we can provide no assurances that this trend will continue or that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handset and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our customers’ ability to ship products according to our customers’ schedule. Moreover, current economic conditions may further prolong a customer’s decision-making process and design cycle.

Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote their end products which incorporate our IP solutions.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs towards licensing open DSP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 88% of our total revenues for 2013, 79% for 2012 and 76% for 2011 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Notwithstanding improvements in business conditions since the global economic downturn of 2008-2009, there continues to be uncertainty about the global economy and outlook, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

Most of our employees are located in Israel. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade. We received an aggregate of $3,213,000, $2,849,000 and $2,518,000 in 2013, 2012 and 2011, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also the timing of such payments from the Office of the Chief Scientist may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS), and to some extent Euro and British Pound, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $21.2 million, $20.2 million and $21.5 million for 2013, 2012 and 2011, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Future acquisitions, joint ventures or minority equity investments by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs or equity investment impairment write-offs;

•	incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	inability to realize cost efficiencies or synergies, thereby incurring higher operating expenditures as a result of the acquisition;

•	diversion of management’s attention from other business concerns;

•	contractual disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (26.5% in 2014) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2014. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and a substantial portion of our taxable income historically has been generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli and Irish operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreigner Corporation rules.

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

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2013:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	5 years	2015	3,643	Headquarters; sales and marketing; administration
Herzeliya, Israel	4 years	2014	30,850	Research and development; administration; sales and marketing
Dublin, Ireland (1)	4 year	2017	2,131	Research and development; administration
Cork, Ireland (2)	5 years	2016	2,870	Research and development
Belfast, UK (3)	15 years	2019	2,600	Research and development

(1)	Break clause in the lease exercisable in 2016.
(2)	Break clause in the lease exercisable in 2015.
(3)	Break clause in the lease exercisable on payment of one year rent.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 57, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 30 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 45, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 48, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 24, 2014, there were approximately 1,820 holders of record, which we believe represents approximately 7,960 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 5, 2014 was $18.75 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2013
First Quarter	$17.77	$14.82
Second Quarter	$19.36	$14.30
Third Quarter	$20.95	$16.42
Fourth Quarter	$17.28	$13.71

2012
First Quarter	$30.48	$21.91
Second Quarter	$22.94	$15.47
Third Quarter	$17.80	$14.17
Fourth Quarter	$16.30	$13.15

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2013 regarding options granted under our option plans and remaining available for issuance under those plans will be contained in the definitive 2014 Proxy Statement for the 2014 annual meeting of stockholders to be held on May 19, 2014 and incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2013 to October 31, 2013)	—	—	—	2,041,214
Month #2 (November 1, 2013 to November 30, 2013)	478,236	$15.17	478,236	1,562,978
Month #3 (December 1, 2013 to December 31, 2013)	335,830	$15.99	335,830	1,227,148
TOTAL	814,066	$15.51	814,066	1,227,148	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

2014 Annual Meeting of Stockholders

We anticipate that the 2014 annual meeting of our stockholders will be held on May 19, 2014 in New York City, NY.

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

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

CEVA, Inc.	100.00	183.71	292.86	432.29	225.00	217.43
NASDAQ Composite	100.00	145.34	171.70	170.34	200.57	281.14
Morningstar Semiconductor	100.00	164.85	193.05	181.93	194.17	242.01

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2008, through December 31, 2013, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2008), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2008, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	$22,242	$22,045	$23,836	$21,727	$22,372
Royalties	16,225	22,866	36,403	31,950	26,528

Total revenues	38,467	44,911	60,239	53,677	48,900
Cost of revenues	4,117	3,712	3,559	3,952	5,163

Gross profit	34,350	41,199	56,680	49,725	43,737
Operating expenses:
Research and development, net	16,561	17,909	21,543	20,243	21,216
Sales and marketing	6,732	7,308	8,937	9,231	10,092
General and administrative	6,087	6,108	7,639	7,884	7,670

Total operating expenses	29,380	31,325	38,119	37,358	38,978

Operating income	4,970	9,874	18,561	12,367	4,759
Financial income, net	2,048	2,095	2,909	3,380	2,714
Other income, net	3,712	—	—	—	—

Income before taxes on income	10,730	11,969	21,470	15,747	7,473
Income tax	2,384	591	2,908	2,062	788

Net income	$8,346	$11,378	$18,562	$13,685	$6,685

Basic net income per share	$0.42	$0.54	$0.80	$0.60	$0.30
Diluted net income per share	$0.41	$0.51	$0.77	$0.59	$0.30

	December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$101,169	$114,928	$136,483	$131,545	$131,433
Total assets	155,444	186,608	219,140	216,333	212,327
Total long-term liabilities	4,483	5,486	5,607	6,158	7,255
Total stockholders’ equity	$139,096	$168,468	$200,920	$196,068	$190,895

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2012				2013
Revenues:
Licensing and related revenue	$6,006	$5,997	$4,960	$4,764	$5,034	$6,129	$3,945	$7,264
Royalties	9,106	7,595	7,046	8,203	7,082	6,684	6,060	6,702

Total revenues	15,112	13,592	12,006	12,967	12,116	12,813	10,005	13,966

Cost of revenues	870	1,011	1,046	1,025	1,575	1,093	1,131	1,364

Gross profit	14,242	12,581	10,960	11,942	10,541	11,720	8,874	12,602

Operating expenses:
Research and development, net	5,486	5,425	4,637	4,695	5,039	5,621	5,619	4,937
Sales and marketing	2,289	2,104	2,235	2,603	2,355	2,540	2,376	2,821
General and administrative	1,869	1,849	1,940	2,226	1,838	1,744	2,006	2,082

Total operating expenses	9,644	9,378	8,812	9,524	9,232	9,905	10,001	9,840
Operating income (loss)	4,598	3,203	2,148	2,418	1,309	1,815	(1,127)	2,762
Financial income, net	948	974	731	727	729	707	617	661

Income (loss) before taxes on income	5,546	4,177	2,879	3,145	2,038	2,522	(510)	3,423
Income taxes expense (benefit)	689	698	285	390	333	347	(187)	295

Net income (loss)	$4,857	$3,479	$2,594	$2,755	$1,705	$2,175	$(323)	$3,128

Basic net income (loss) per share	$0.21	$0.15	$0.12	$0.12	$0.08	$0.10	$(0.01)	$0.14
Diluted net income (loss) per share	$0.20	$0.15	$0.11	$0.12	$0.08	$0.10	$(0.01)	$0.14
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	23,507	22,873	22,526	22,300	22,197	22,087	22,072	21,685
Diluted	24,239	23,449	23,019	22,737	22,670	22,546	22,072	22,063

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2013, both appearing elsewhere in this annual report.

CEVA is the world’s leading licensor of DSP cores and platform solutions. Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2013, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 5 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power nearly every leading handset OEM in the world today, including HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 40% of the worldwide shipment volume in 2013. Royalty revenues derived from the handset and mobile broadband markets accounted for approximately 84% of our total royalty revenues in 2013.

We believe the adoption of our DSP cores and technologies in the handset, mobile broadband and base station markets continues to progress. Specifically, we believe the emergence of low cost smartphone platforms integrating 3G and EDGE cellular connectivity from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, is a strong positive driver for our market share expansion. We believe that the majority of this growth will come from the increased adoption of low cost smartphones in developing countries, especially China, the broader adoption of 4G LTE-based advanced smartphones further down the road, as well as the introduction of feature set enhancements in audio, computational photography and embedded vision in smart devices. In addition, we are well positioned to capitalize on our success in handsets to expand into heterogeneous cellular base station networks composed of small cells and macrocells.

Beyond products enabled by our technologies for cellular baseband, we continue to strategically target growth in non-baseband applications, such as broadband communications, audio, voice, computational photography, embedded vision and connectivity. As a testament to this, during the fourth quarter, we signed 11 new license agreements, the highest number of deals signed in a single quarter in the last seven years. Three of the agreements were in baseband, three in imaging, two in audio, two in connectivity and one foundry customer.

We believe the following key elements represent significant growth drivers for the company:

•

CEVA is firmly established in the largest space in the semiconductor industry—baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi in base stations and broadband satellite communications, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address all of the growth sectors of the space.

•	Our proven track record in baseband technologies, in particular our pioneering position in software-defined radio, allows us to expand into the base station market, both in small cells and macrocells.

•

The market potential for advanced audio and voice processing across mobile, automotive and consumer devices offers a new growth segment for the company. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enable our customers to significantly differentiate their products and feature sets. Our proven track record in audio/voice, with more than 3 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•

The market potential for computational photography and vision analytics in cameras offers a new growth segment for the company. Our CEVA-MM3101 platform is the only one in the industry today that offers a unified computational photography and vision platform that can support these future developments. As a testament to this, we have eight customers to date addressing this new growth segment with our CEVA-MM3101 platform, including three mobile OEMs. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

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

Our license arrangements have not historically provided for substantial ongoing license payments so revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. Moreover, our royalty revenues are based on the sales of products incorporating the semiconductors or other products of our customers, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. We have very little visibility into the timetable of product shipments incorporating our technology by our customers. As a result, our past operating results should not be relied upon as an indication of future results.

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

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which we receive a report from the licensee detailing the shipment of products that incorporate our IP, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. Non-refundable payments on account of future royalties (prepaid royalties) are included within our licensing and related revenue line on the consolidated statements of income. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

In addition to license fees, contracts with customers generally contain an agreement to provide for post contract support and training, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. We recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically 12 months. Revenues from training are recognized as the training is performed.

Revenues from the sale of development systems are recognized when title to the product passes to the customer and all other revenue recognition criteria have been met.

We usually do not provide rights of return. When rights of return are included in the license agreements, revenue is deferred until rights of return expire.

Income Taxes

We are subject to income taxes mainly in Israel, the U.S. and Ireland. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We recognize income taxes under the liability method. Tax benefits are recognized from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this judgment, we must make predictions of the amount and category of taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2012 and 2013 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 12 to our Consolidated Financial Statements for the year ended December 31, 2013 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

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

We use the Monte-Carlo simulation model for options and stock appreciation rights (“SARs”) granted. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of our employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

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

During the years ended December 31, 2011, 2012 and 2013, no other-than temporary impairment were recorded related to our marketable securities.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2011	2012	2013
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	39.6%	40.5%	45.8%
Royalties	60.4%	59.5%	54.2%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	5.9%	7.4%	10.6%
Gross profit	94.1%	92.6%	89.4%
Operating expenses:
Research and development, net	35.8%	37.7%	43.4%
Sales and marketing	14.8%	17.2%	20.6%
General and administrative	12.7%	14.7%	15.7%

Total operating expenses	63.3%	69.6%	79.7%

Operating income	30.8%	23.0%	9.7%
Financial income, net	4.8%	6.3%	5.6%

Income before taxes on income	35.6%	29.3%	15.3%
Income taxes	4.8%	3.8%	1.6%

Net income	30.8%	25.5%	13.7%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2011	2012	2013
Total revenues (in millions)	$60.2	$53.7	$48.9
Change year-on-year	—	(10.9)%	(8.9)%

The decrease in total revenues from 2012 to 2013 reflected principally lower royalty revenues, offset by slightly higher licensing and related revenue. The decrease in total revenues from 2011 to 2012 reflected lower royalty revenues and lower licensing and related revenue.

We generate royalty revenues mainly from our customers which ship units of chipsets incorporating our technologies. The royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

We derive a significant amount of revenues from a limited number of customers. Two customers separately accounted for 28% and 11% of our total revenues for 2013. One customer accounted for 28%, 24% and 17% of our total revenues for 2013, 2012 and 2011, respectively, and the other customer accounted for 11%, 13% and 16% of our total revenues for 2013, 2012 and 2011, respectively. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2013, 2012 and 2011, and collectively represented 81%, 74% and 66% of our total royalty revenues for 2013, 2012 and 2011, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2011	2012	2013
CEVA-X family	26%	21%	39%
CEVA TeakLite family	49%	54%	38%
CEVA Teak family	17%	14%	*)

*)	Less than 10%

We expect these products will continue to generate a significant portion of our revenues for 2014. The remaining amount consists of other families of products and services, some of which are relatively new like the MM3K product line for new non-baseband markets that each currently represented less than 10% of our total revenues.

Our total revenues derived from the handsets and mobile broadband markets represented 77% of our total revenues for 2013, 2012 and 2011.

Licensing and related revenue

	2011	2012	2013
Licensing and related revenue (in millions)	$23.8	$21.7	$22.4
Change year-on-year	—	(8.8)%	3.0%

The increase in licensing and related revenue from 2012 to 2013 principally reflected higher revenues from new market segments and related technologies, especially in the multimedia space. We signed 30 license agreements in 2013, of which 17 were with new first time CEVA customers. This trend is indicative of our strategy to expand our business reach beyond cellular baseband markets. We posted higher revenues from our CEVA-X DSP core family of products and our multimedia core family of products, which was partially offset by lower revenues from our CEVA-TeakLite DSP core family of products. The decrease in licensing and related revenue from 2011 to 2012 principally reflected lower revenues from our CEVA-X DSP core family of products and CEVA-Teak DSP core family of products, partially offset by higher revenues from our CEVA-TeakLite DSP core family of products. Our technologies are now designed in by leading semiconductor companies and OEMs in their base stations, smartphone application processors, imaging chips, audio chips, as well as automotive, smart grid, Wi-Fi, satellite communication, connectivity and GPS devices.

Licensing and related revenue accounted for 45.8% of our total revenues for 2013, compared with 40.5% and 39.6% of our total revenues for 2012 and 2011, respectively. The percentage increase in licensing and related revenue principally reflect lower royalty revenues. In 2013, we signed 30 new license agreements, compared to 31 and 30 in 2012 and 2011, respectively.

Starting on January 1, 2013, we consolidated other revenues within licensing revenues since the other revenues component is directly associated with licensing revenues and none of the components that comprise other revenues (support, training and development systems) is significant compared to our total revenues. Prior period numbers were conformed to our current period presentation of one revenue line titled “licensing and related revenue.”

Royalty Revenues

	2011	2012	2013
Royalty revenues (in millions)	$36.4	$32.0	$26.5
Change year-on-year	—	(12.2)%	(17.0)%

Based on Strategic Analytics and internal data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 40%, 44% and 42% of the worldwide baseband volume based on third quarter shipments in 2013, 2012 and 2011, respectively, and accounted for approximately 84%, 79% and 78% of our total royalty revenues for 2013, 2012 and 2011, respectively.

The decrease in royalty revenues from 2012 to 2013 reflected consumer electronic business contraction due to stagnant sales for end of life legacy products, ASP erosion in the 2G feature phone space and the overall market decrease in feature phones. The decrease in royalty revenues from 2011 to 2012 was due to (i) Intel’s design loss of the iPhone baseband socket which shipped in large volumes in 2011 in comparison to 2012 and this baseband socket from Intel incorporated CEVA’s technology and bore higher royalty average selling prices than other 2G phones that incorporated CEVA’s technology, and (ii) a significant 2G baseband chip price erosion in 2012 which had a direct negative effect on our royalty revenues as most of our royalty arrangements for the 2G segment is based on a percent of chip sales prices. These negative trends were partially offset by higher quantities of smartphones (excluding the iPhone shipments), which bore higher royalty average selling prices. The five largest royalty-paying customers accounted for 87.3% of our total royalty revenues in 2013, compared to 81.6% and 74.0% in 2012 and 2011, respectively.

Our customers reported sales of 1,010 million chipsets incorporating our technologies in 2013, compared to 1,082 million in 2012 and 1,027 million in 2011. The decrease in units shipped in 2013 as compared to 2012 primarily resulted from lower feature phone shipments by major OEMs like Nokia, partially offset by increased unit shipments in smartphones in emerging economies. The increase in units shipped in 2012 as compared to 2011 primarily resulted from the strong momentum in shipments of cellular processors enabled by our DSPs that are now widely deployed across all market segments.

Geographic Revenue Analysis

	2011		2012		2013
	(in millions, except percentages)
United States	$14.3	23.8%	$11.4	21.2%	$6.1	12.4%
Europe, Middle East (EME) (1) (2)	$19.9	33.0%	$13.7	25.5%	$13.4	27.4%
Asia Pacific (APAC) (3) (4)	$26.0	43.2%	$28.6	53.3%	$29.4	60.2%

(1) Germany	$12.3	20.4%	$6.8	12.7%	$5.5	11.3%

(2) Switzerland	$6.2	10.2%	*)	*)	*)	*)

(3) China	$13.8	22.9%	$15.9	29.7%	$20.5	41.9%

(4) Japan	*)	*)	$7.7	14.4%	*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The decrease in revenues in absolute dollars and percentage terms in the United States from 2012 to 2013 and from 2011 to 2012 reflects lower licensing activities due to less new design activities by chip vendors and OEMs, and from prolonged decision-making process for new and advanced designs and technologies. The decrease from 2011 to 2012 is also due to general economic uncertainty and was partially offset by a large key customer that increased its 3G baseband shipments, which increased our royalty revenues derived from the United States. This trend did not take place in 2013 due to slower product ramp up by a few of our U.S. customers.

The slight decrease in revenues in absolute dollars and percentage in the EME region from 2012 to 2013 primarily reflected lower royalty revenues mainly due to lower shipments of feature phone based baseband chips and the breakup of one of our customers—the STE joint venture—and the resulting market share loss. The decrease in royalty revenues was partially offset by new strategic licensing revenue from a key new customer. The decrease in revenues in absolute dollars and percentage in the EME region from 2011 to 2012 primarily reflected lower royalty revenues mainly due to the 2G baseband price erosion and Intel’s loss of the iPhone baseband socket. In addition, licensing activity in the EME region was minimal due to the then on-going European Union economic difficulties.

The slight increase in revenues in absolute dollars and percentage terms in the APAC region from 2012 to 2013 primarily reflected higher licensing revenues in baseband and new non-baseband markets for our multimedia and audio technologies, as well as higher royalties in the low cost smartphone markets of China and other emerging economies, partially offset by lower royalties from end of life of legacy consumer electronics products. The increase in revenues in absolute dollars and percentage terms in the APAC region from 2011 to 2012 primarily reflected higher licensing revenues, mainly due to strong licensing activities in Japan, offset by overall lower royalty revenues resulting from the price erosion of 2G baseband average selling prices in the local Chinese market.

Cost of Revenues

	2011	2012	2013
Cost of revenues (in millions)	$3.6	$4.0	$5.2
Change year-on-year	—	11.0%	30.6%

Cost of revenues accounted for 10.6% of our total revenues for 2013, compared with 7.4% of our total revenues for 2012 and 5.9% of our total revenues for 2011. The absolute dollar and percentage increase in cost of revenues for 2013 as compared to 2012 principally reflected higher customization work for our licensees (which are allocated from the research and development expense line), higher payments to the Office of the Chief Scientist of Israel and higher sub-contractor costs, partially offset by lower salary and related costs. The absolute dollar and percentage increase in cost of revenues for 2012 as compared to 2011 principally reflected higher salary and related costs, mainly due to higher headcount and higher travel expenses.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2013, 2012, and 2011 were $312,000, $241,000 and $239,000, respectively. Royalty expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2011	2012	2013
	(in millions)
Research and development, net	$21.5	$20.2	$21.2
Sales and marketing	$8.9	$9.2	$10.1
General and administration	$7.7	$7.9	$7.7

Total operating expenses	$38.1	$37.3	$39.0
Change year-on-year	—	(2.0)%	4.3%

The increase in total operating expenses for 2013 as compared to 2012 principally reflected higher salary and related costs, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel, higher cost allocation to cost of revenues for customization work for our licensees and lower professional services cost. The decrease in total operating expenses for 2012 as compared to 2011 principally reflected (i) lower salary and related costs, mainly due to lower currency exchange expenses as a result of the revaluation of the U.S. dollar against the Israeli NIS, (ii) higher research grants received from the Office of Chief Scientist of Israel, and (iii) lower commission expenses, partially offset by higher professional services cost, mainly associated with the MIPS transaction, and higher travel expenses.

Research and Development Expenses, Net

	2011	2012	2013
Research and development expenses, net (in millions)	$21.5	$20.2	$21.2
Change year-on-year	—	(6.0)%	4.8%

The net increase in research and development expenses for 2013 as compared to 2012 principally reflected higher project-related expenses, higher non-cash equity-based compensation expenses and higher salary and related costs, partially offset by higher research grants received from the Office of Chief Scientist of Israel and higher cost allocation to cost of revenues for customization work for our licensees. The net decrease in research and development expenses for 2012 as compared to 2011 principally reflected (i) lower salary and related costs, mainly due to lower currency exchange expenses as a result of the revaluation of the U.S. dollar against the Israeli NIS, (ii) higher research grants received from the Office of Chief Scientist of Israel, and (iii) lower non-cash equity-based compensation expenses. The average number of research and development personnel in 2013 was 129, compared to 128 in 2012 and 130 in 2011. The number of research and development personnel was 140 at December 31, 2013 as compared with 125 at year-end 2012 and 134 at year-end 2011.

Research and development expenses, net of related government grants, were 43.4% of our total revenues for 2013, as compared with 37.7% for 2012 and 35.8% for 2011. We recorded research grants under funding programs of the Office of the Chief Scientist of Israel of $3,213,000 in 2013, compared with $2,849,000 in 2012 and $2,518,000 in 2011. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2013, 2012 and 2011 were $2,014,000, $1,810,000 and $1,934,000, respectively. Research and development expenses are net of related government research grants. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

We anticipate higher annual operational expenses in 2014 due to higher research and developments costs, mainly related to higher headcount and related expenses.

Sales and Marketing Expenses

	2011	2012	2013
Sales and marketing expenses (in millions)	$8.9	$9.2	$10.1
Change year-on-year	—	3.3%	9.3%

The increase in sales and marketing expenses for 2013 as compared to 2012 principally reflected higher salary and related expenses, higher commission and higher non-cash equity-based compensation expenses. The increase in sales and marketing expenses for 2012 as compared to 2011 principally reflected higher salary and related expenses, mainly due to higher headcount, travel expenses and marketing and trade show activities, partially offset by lower commission expenses.

Sales and marketing expenses as a percentage of our total revenues were 20.6% for 2013, as compared with 17.2% for 2012 and 14.8% for 2011. The total number of sales and marketing personnel was 29 at year-end 2013, as compared with 29 at year-end 2012 and 24 at year-end 2011. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2013, 2012 and 2011 were $1,311,000, $1,036,000 and $1,094,000, respectively.

General and Administrative Expenses

	2011	2012	2013
General and administrative expenses (in millions)	$7.6	$7.9	$7.7
Change year-on-year	—	3.2%	(2.7)%

The decrease in general and administrative expenses for 2013 as compared to 2012 principally reflected lower professional services cost, partially offset by higher non-cash equity-based compensation expenses. The increase in general and administrative expenses for 2012 as compared to 2011 principally reflected higher professional services cost associated with the MIPS transaction, partially offset by lower salary and related expenses, mainly due to lower bonus provisions.

General and administrative expenses as a percentage of our total revenues were 15.7% for 2013, as compared with 14.7% for 2012 and 12.7% for 2011. The total number of general and administrative personnel was 21 at year-end 2013, as compared with 22 at year-end 2012 and 21 at year-end 2011. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2013, 2012 and 2011 were $2,283,000, $1,996,000 and $1,891,000, respectively.

Financial Income, net

	2011	2012	2013
	(in millions)
Financial income, net	$2.91	$3.38	$2.71
of which:
Interest income and gains and losses from marketable securities, net	$2.92	$3.42	$2.76
Foreign exchange loss	$(0.01)	$(0.04)	$(0.05)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The decrease in interest income, and gains and losses from marketable securities, net, for 2013 as compared to 2012 reflected lower combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities. The increase in interest income, and gains and losses from marketable securities, net, for 2012 as compared to 2011 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.05 million, $0.04 million and $0.01 million in 2013, 2012 and 2011, respectively.

Provision for Income Taxes

During the years 2013, 2012 and 2011, we recorded tax expenses of $0.8 million, $2.1 million and $2.9 million, respectively. The decrease in provision for income taxes in 2013 as compared to 2012 principally reflected lower income before taxes on income. The decrease in provision for income taxes in 2012 as compared to 2011 principally reflected (i) lower income before taxes on income, (ii) lower withholding tax expenses which we were unable to obtain a refund from certain foreign tax authorities, and (iii) the utilization of losses carried forward in a certain tax jurisdiction, partially offset by a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax exempt status in 2011 to a tax rate of 10% for this investment program in 2012. We have significant operations in Israel and operations in the Republic of Ireland, and a substantial portion of our taxable income is generated there. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first five investment programs were subject to corporate tax rate of 25% in 2013, and our Israeli subsidiary’s sixth, seventh and eighth investment programs were subject to corporate tax rate of 10% in 2013. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth and fifth investment programs, and this resulted in an increase in the taxable income attributable to the sixth, seventh and eighth investment programs, which were subject to a reduced tax rate of 10% in 2013. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2014.

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

For more information about our provision for income taxes, see Note 12 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had approximately $24.1 million in cash and cash equivalents, $41.9 million in short term bank deposits, $68.5 million in marketable securities, and $17.1 million in long term bank deposits, totaling $151.6 million, as compared to $158.0 million at December 31, 2012. The decrease in 2013 as compared to 2012 principally reflected a repurchase of 1,257,004 shares of common stock for an aggregate purchase price of approximately $20 million, partially offset by net cash provided by operating activities of approximately $13 million. During 2013, we invested $105.0 million of cash in bank deposits and marketable securities. The actual maturity of bank deposits and marketable securities as of December 31, 2013, is up to 34 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $116.1 million. During 2012, we invested $125.6 million of cash in bank deposits and marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $137.6 million. During 2011, we invested $107.0 million of cash in bank deposits and marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $69.0 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2013, 2012 and 2011. For more information about our marketable securities, see Notes 1 and 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2013.

Bank deposits are classified as short-term bank deposits and long-term bank deposits. Short-term bank deposits are deposits with maturities of more than three months but no longer than one year from the balance sheet date, whereas long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. Bank deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.

Operating Activities

Cash provided by operating activities in 2013 was $13.7 million and consisted of net income of $6.7 million, adjustments for non-cash items of $7.4 million, and changes in operating assets and liabilities of $0.4 million. Adjustments for non-cash items primarily consisted of $6.6 million of depreciation and equity-based compensation expenses and $1.5 million of amortization of premiums on available-for-sale marketable securities. The slight decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in deferred tax assets, net, of $1.2 million and a decrease in accrued expenses and other payables of $0.4 million, partially offset by a decrease in trade receivables of $0.6 million and an increase of accrued payroll and related benefits of $0.6 million.

Cash provided by operating activities in 2012 was $18.6 million and consisted of net income of $13.7 million, adjustments for non-cash items of $4.8 million, and changes in operating assets and liabilities of $0.1 million. Adjustments for non-cash items primarily consisted of $5.6 million of depreciation and equity-based compensation expenses, $1.3 million of amortization of premiums on available-for-sale marketable securities, and $1.8 million of accrued interest on bank deposits. The slight increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $0.9 million, an increase in trade payables of $0.6 million, an increase of accrued expenses and other payables of $0.3 million and an increase in income taxes payable of $1.1 million, partially offset by an increase in trade receivables of $1.1 million, an increase in deferred tax assets, net, of $0.7 million, a decrease in deferred revenues of $0.2 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.7 million as financing cash flows.

Cash provided by operating activities in 2011 was $27.1 million and consisted of net income of $18.6 million, adjustments for non-cash items of $6.5 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $5.7 million of depreciation and equity-based compensation expenses, $2.1 million of amortization of premiums on available-for-sale marketable securities, and $1.1 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $3.3 million, mainly reflecting a tax refund, a decrease in trade receivable of $0.8 million, an increase of income tax payable of $0.5 million, and an increase in deferred revenues of $0.5 million, partially offset by an increase in deferred tax assets, net, of $1.4 million, a decrease in accrued expenses and other payables of $0.6 million and a classification of excess tax benefit from equity-based compensation expenses of $1.3 million as financing cash flows.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent funding from the Office of Chief Scientist of Israel and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities in 2013 was $9.3 million, as compared with net cash provided by investing activities of $9.8 million in 2012, and net cash used in investing activities of $39.3 million in 2011. We had a cash outflow of $64.8 million and a cash inflow of $64.2 million in respect of investments in marketable securities during 2013. Included in the cash inflow during 2013 was net proceeds of $11.7 million from bank deposits. We had a cash outflow of $60.9 million and a cash inflow of $60.7 million in respect of investments in marketable securities during 2012. Included in the cash inflow during 2012 was net proceeds of $12.2 million from bank deposits. We had a cash outflow of $42.3 million and a cash inflow of $44.0 million in respect of investments in marketable securities during 2011. Included in the cash outflow during 2011 was a net investment of $39.7 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $0.9 million in 2013, $0.7 million in 2012 and $0.4 million in 2011. We had a cash outflow of $0.9 million, $1.5 million and $0.9 million in 2013, 2012 and 2011, respectively, from a minority investment in two private companies.

Financing Activities

Net cash used in financing activities in 2013 was $17.3 million, as compared to net cash used in financing activities of $24.9 million in 2012 and net cash provided by financing activities of $10.0 million in 2011.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock. In May 2010, we announced that our board of directors approved the expansion of our share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act, which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18 of the Securities Exchange Act. In January 2012, our board of directors reaffirmed its authorization for our repurchase of the remaining 1,966,700 shares of common stock available for repurchase pursuant to Rule 10b-18 of the Securities Exchange Act. In July 2013, our Company’s Board of Directors authorized the repurchase of an additional two million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. In 2013, we repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19.8 million. In 2012, we repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27.2 million. We did not repurchase any shares of common stock in 2011. As of December 31, 2013, 1,227,148 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2013, 2012 and 2011, we received $2.5 million, $1.6 million and $8.7 million, respectively, from the exercise of stock-based awards.

In 2012 and 2011, we classified $0.7 million and $1.3 million, respectively, of excess tax benefit from equity-based compensation expenses as financing cash flows.

We believe that our cash and cash equivalent , short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2013:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations—Leasehold properties	914	728	186	—	—
Purchase Obligations—design tools	2,960	1,681	1,279	—	—
Other purchase Obligations	220	220	—	—	—

Total	4,094	2,629	1,465	—	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2013, our income tax payable, net of withholding tax credits, included $3,563,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2013, the amount of accrued severance pay was $7,255,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $40,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.05, $0.04 and $0.01 million for 2013, 2012 and 2011 , respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2013, 2012 and 2011 , we recorded accumulated other comprehensive loss of $210,000, accumulated other comprehensive gain of $399,000 and accumulated other comprehensive loss of $424,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2013, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $16,000, which will be recorded in the consolidated statements of income during the following 12 months. We recognized a net gain of $0.52 million for 2013, a net loss of $0.20 million for 2012, and a net gain of $0.18 million for 2011, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2013, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2013. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.76 million in 2013, $3.42 million in 2012 and $2.92 million in 2011. The decrease in interest income, and gains and losses from marketable securities, net, for 2013 as compared to 2012 reflected lower combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities. The increase in interest income, and gains and losses from marketable securities, net, for 2012 as compared to 2011 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2013.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2014 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2014 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts.

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

AS OF DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March14, 2014 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEVA. Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2012 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of CEVA, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 14, 2014

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,422	$24,117
Short-term bank deposits	47,229	41,947
Marketable securities (Note 2)	69,343	68,464
Trade receivables (net of allowance for doubtful accounts of $9 and $0)	6,232	5,629
Deferred tax assets (Note 12)	2,065	3,457
Prepaid expenses and other current assets (Note 5)	2,361	1,996

Total current assets	145,652	145,610

Long-term assets:
Long term bank deposits	23,050	17,066
Severance pay fund	6,130	7,215
Deferred tax assets (Note 12)	1,178	955
Property and equipment, net (Note 4)	1,392	1,616
Goodwill	36,498	36,498
Investments in other companies	2,433	3,367

Total long-term assets	70,681	66,717

Total assets	$216,333	$212,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,176	$1,085
Deferred revenues	865	623
Accrued expenses and other payables (Note 6)	3,462	2,955
Accrued payroll and related benefits	6,978	7,681
Income taxes payable, net	1,626	1,833

Total current liabilities	14,107	14,177

Long-term liabilities:
Accrued severance pay	6,158	7,255

Total long-term liabilities	6,158	7,255

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2012 and 2013. 22,187,367 and 21,181,730 shares outstanding at December 31, 2012 and 2013, respectively	22	21
Additional paid in-capital	198,495	204,415
Treasury stock at cost (1,407,793 and 2,413,430 shares of common stock at December 31, 2012 and 2013, respectively)	(25,694)	(41,005)
Accumulated other comprehensive income (loss)	360	(81)
Retained earnings	22,885	27,545

Total stockholders’ equity	196,068	190,895

Total liabilities and stockholders’ equity	$216,333	$212,327

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Licensing and related revenue	$23,836	$21,727	$22,372
Royalties	36,403	31,950	26,528

Total revenues	60,239	53,677	48,900

Cost of revenues	3,559	3,952	5,163

Gross profit	56,680	49,725	43,737

Operating expenses:
Research and development, net	21,543	20,243	21,216
Sales and marketing	8,937	9,231	10,092
General and administrative	7,639	7,884	7,670

Total operating expenses	38,119	37,358	38,978

Operating income	18,561	12,367	4,759
Financial income, net (Note 11)	2,909	3,380	2,714

Income before taxes on income	21,470	15,747	7,473
Income taxes (Note 12)	2,908	2,062	788

Net income	$18,562	$13,685	$6,685

Basic net income per share	$0.80	$0.60	$0.30

Diluted net income per share	$0.77	$0.59	$0.30

Weighted average shares used to compute net income per share (in thousands):
Basic	23,173	22,798	22,009

Diluted	24,153	23,357	22,465

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income:	$18,562	$13,685	$6,685
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(1,084)	1,407	65
Reclassification adjustments for gains included in net income	(54)	(184)	(379)

Net change	(1,138)	1,223	(314)

Cash flow hedges:
Changes in unrealized gains (losses)	(283)	246	283
Reclassification adjustments for gains (losses) included in net income	(183)	195	(515)

Net change	(466)	441	(232)

Other comprehensive income (loss) before tax	(1,604)	1,664	(546)
Income tax benefit (expense) related to components of other comprehensive income (loss)	386	(403)	105

Other comprehensive income (loss), net of taxes	(1,218)	1,261	(441)

Comprehensive income	$17,344	$14,946	$6,244

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Treasury Stock	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Number of Shares outstanding	Amount
Balance as of January 1, 2011	22,524,449	$23		$176,838	$—	$317	$(8,710)	$168,468
Net income	—	—		—	—	—	18,562	18,562
Other comprehensive loss	—	—		—	—	(1,218)	—	(1,218)
Equity-based compensation	—	—		5,158	—	—	—	5,158
Tax benefit related to exercise of stock options	—	—		1,290	—	—	—	1,290
Issuance of Common Stock upon exercise of stock-based awards	1,019,297	1		8,659	—	—	—	8,660

Balance as of December 31, 2011	23,543,746	$24		$191,945	$—	$(901)	$9,852	$200,920

Net income	—	—		—	—	—	13,685	13,685
Other comprehensive income	—	—		—	—	1,261	—	1,261
Equity-based compensation	—	—		5,083	—	—	—	5,083
Tax benefit related to exercise of stock options	—	—		672	—	—	—	672
Issuance of Common Stock upon exercise of stock-based awards	51,414	—	(*)	795	—	—	—	795
Purchase of Treasury Stock	(1,482,548)	(2)		—	(27,166)	—	—	(27,168)
Issuance of Treasury Stock upon exercise of stock-based awards	74,755	—	(*)	—	1,472	—	(652)	820

Balance as of December 31, 2012	22,187,367	$22		$198,495	$(25,694)	$360	$22,885	$196,068

Net income	—	—		—	—	—	6,685	6,685
Other comprehensive loss	—	—		—	—	(441)	—	(441)
Equity-based compensation	—	—		5,920	—	—	—	5,920
Purchase of Treasury Stock	(1,257,004)	(1)		—	(19,815)	—	—	(19,816)
Issuance of Treasury Stock upon exercise of stock-based awards	251,367	—	(*)	—	4,504	—	(2,025)	2,479

Balance as of December 31, 2013	21,181,730	$21		$204,415	$(41,005)	$(81)	$27,545	$190,895

Accumulated unrealized loss from available-for-sale securities, net of taxes of $25	$(65)
Accumulated unrealized loss from hedging activities, net of taxes of $0	$(16)

Accumulated other comprehensive loss, net as of December 31, 2013	$(81)

(*)	Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$18,562	$13,685	$6,685
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	506	525	670
Equity-based compensation	5,158	5,083	5,920
Gain from sale of property and equipment	(10)	—	—
Realized gain, net on sale of available-for-sale marketable securities	(54)	(184)	(379)
Amortization of premiums on available-for-sale marketable securities	2,068	1,267	1,504
Unrealized foreign exchange gain	(46)	(21)	(49)
Accrued interest on bank deposits	(1,070)	(1,842)	(245)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	790	(1,116)	603
Decrease in prepaid expenses and other current assets	3,338	856	146
Increase in deferred tax, net	(1,443)	(656)	(1,191)
Increase (decrease) in trade payables	7	594	(102)
Increase (decrease) in deferred revenues	458	(209)	(242)
Increase (decrease) in accrued expenses and other payables	(589)	282	(394)
Increase in accrued payroll and related benefits	137	57	568
Increase in income taxes payable	475	1,081	207
Excess tax benefit from equity-based compensation	(1,290)	(672)	—
Increase (decrease) in accrued severance pay, net	85	(106)	6

Net cash provided by operating activities	27,082	18,624	13,707

Cash flows from investing activities:
Purchase of property and equipment	(393)	(682)	(894)
Proceeds from sale of property and equipment	10	—	—
Investment in bank deposits	(64,709)	(64,695)	(40,190)
Proceeds from bank deposits	25,040	76,921	51,850
Investment in available-for-sale marketable securities	(42,291)	(60,863)	(64,760)
Proceeds from maturity of available-for-sale marketable securities	29,173	14,983	8,686
Proceeds from sale of available-for-sale marketable securities	14,813	45,704	55,514
Investments in other companies	(900)	(1,533)	(934)

Net cash provided by (used in) investing activities	(39,257)	9,835	9,272

Cash flows from financing activities:
Purchase of Treasury Stock	—	(27,168)	(19,816)
Proceeds from exercise of stock-based awards	8,660	1,615	2,479
Excess tax benefit from equity-based compensation	1,290	672	—

Net cash provided by (used in) financing activities	9,950	(24,881)	(17,337)

Effect of exchange rate movements on cash	81	(110)	53
Increase (decrease) in cash and cash equivalents	(2,144)	3,468	5,695
Cash and cash equivalents at the beginning of the year	17,098	14,954	18,422

Cash and cash equivalents at the end of the year	$14,954	$18,422	$24,117

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net of refunds	$528	$926	$1,851

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, including communications (wireless, Wi-Fi and Bluetooth), computational photography, computer vision, audio, voice, Serial ATA (SATA) and Serial Attached SCSI (SAS).

CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

Basis of presentation:

The consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

Starting January 1, 2013, the Company consolidated other revenues within licensing revenues. Prior period numbers were conformed to the Company’s current period presentation of one revenue line titled “licensing and related revenue.”

Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statements in U.S. dollars:

A majority of the revenues of the Company and its subsidiaries is generated in U.S. dollars (“dollars”). In addition, a portion of the Company and its subsidiaries’ costs are incurred in dollars. The Company’s management has determined that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries principally operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.06%, 2.32% and 1.88% during 2011, 2012 and 2013, respectively.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. The Company did not recognize OTTI on its marketable securities in 2011, 2012 and 2013.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.28%, 2.40% and 2.14% during 2011, 2012 and 2013, respectively.

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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2011, 2012 and 2013.

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

ASC No. 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years in the period ended December 31, 2013, no impairment of goodwill has been identified.

Investments in other companies:

The Company’s investments in two private companies, in which it holds minority equity interests, are presented at cost because the Company does not have significant influence over the underlying investees. The investments are reviewed periodically to determine if their values have been impaired and adjustments are recorded as necessary. During the years ended December 31, 2011, 2012 and 2013, no impairment loss was identified.

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

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s IP, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. Non-refundable payments on account of prepaid units (prepaid royalties) are included within the Company’s licensing and related revenue line on the consolidated statements of income.

In addition to license fees, contracts with customers generally contain an agreement to provide for post contract support and training, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically 12 months. Revenues from training are recognized as the training is performed.

Revenues from the sale of development systems are recognized when title to the product passes to the customer and all other revenue recognition criteria have been met.

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

The Company recorded grants in the amounts of $2,518, $2,849 and $3,304 for the years ended December 31, 2011, 2012 and 2013, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from Enterprise Ireland, Invest Northern Ireland and the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

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

Total contributions for the years ended December 31, 2011, 2012 and 2013 were $311, $313 and $338, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2011, 2012 and 2013, were $1,037, $826 and $1,014, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company uses the Monte-Carlo simulation model for options and stock appreciation rights (“SARs”) granted. The Monte-Carlo simulation model uses the assumptions noted below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of the Company’s employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs.

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2011	2012	2013
Expected dividend yield	0%	0%	0%
Expected volatility	39%-58%	43%-58%	38%-54%
Risk-free interest rate	0.1%-2.7%	0.1%-1.2%	0.1%-2.5%
Expected forfeiture (employees)	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	10 years	10 years	10 years
Suboptimal exercise multiple (employees)	2.0-2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.3	2.4	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2011	2012	2013
Expected dividend yield	0%	0%	0%
Expected volatility	41%-50%	41%-61%	34%-53%
Risk-free interest rate	0.2%-1.8%	0.1%-0.6%	0.1%-0.2%
Expected forfeiture	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months

During the years ended December 31, 2011, 2012 and 2013, the Company recognized equity-based compensation expense related to stock options, SARs and employee stock purchase plan as follows:

	Year ended December 31,
	2011	2012	2013
Cost of revenue	$239	$241	$312
Research and development, net	1,934	1,810	2,014
Sales and marketing	1,094	1,036	1,311
General and administrative	1,891	1,996	2,283

Total equity-based compensation expense	$5,158	$5,083	$5,920

As of December 31, 2013, there was $5,630 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2011, 2012 and 2013, the Company classified $1,290, $672 and $0, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2013, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2013. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $9 and $0 as of December 31, 2012 and 2013, respectively.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2012 and 2013, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,400 and $720, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of December 31, 2012 and 2013, the notional principal amount of the foreign exchange contracts to sell NIS held by the Company was $2,610 and $0, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2011, 2012 and 2013 were $570, $791 and $660, respectively.

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

	Year ended December 31,
	2011	2012	2013
Numerator:
Net income	$18,562	$13,685	$6,685
Denominator (in thousands):
Weighted-average common stock outstanding	23,173	22,798	22,009
Effect of stock options and stock appreciation rights	980	559	456

Diluted weighted-average common stock outstanding	24,153	23,357	22,465

Basic net income per share	$0.80	$0.60	$0.30

Diluted net income per share	$0.77	$0.59	$0.30

The weighted-average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 592,647, 973,919 and 1,732,154 shares for the years ended December 31, 2011, 2012 and 2013, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 2: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2012 and 2013:

	As at December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$2,852	$6	$(3)	$2,855

Available-for-sale—matures after one year through three years:
Corporate bonds	65,702	134	(227)	65,609

Total	$68,554	$140	$(230)	$68,464

	As at December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$10,964	$73	$(4)	$11,033

	10,964	73	(4)	11,033
Available-for-sale—matures after one year through three years:
Certificates of deposits	1,960	—	(1)	1,959
Foreign government bond	573	2	—	575
Corporate bonds	55,622	391	(237)	55,776

	58,155	393	(238)	58,310

Total	$69,119	$466	$(242)	$69,343

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2013	$28,535	$(208)	$4,278	$(22)
As of December 31, 2012	$28,711	$(241)	$489	$(1)

As of December 31, 2012 and 2013, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Year ended December 31,
	2011	2012	2013
Gross realized gain from sale of available-for-sale marketable securities	$77	$301	$400
Gross realized loss from sale of available-for-sale marketable securities	$(23)	$(117)	$(21)

NOTE 3: FAIR VALUE MEASUREMENT

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

Description	December 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$68,464	—	$68,464	—

Liabilities:
Foreign exchange contracts	16	—	16	—

Description	December 31, 2012	Level I	Level II	Level III
Assets:
Marketable securities:
Certificates of deposits	$1,959	—	$1,959	—
Foreign government bonds	575	—	575	—
Corporate bonds	66,809	—	66,809	—
Foreign exchange contracts	216	—	216	—

Liabilities:
Foreign exchange contracts	112	—	112	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2012	2013
Cost:
Computers, software and equipment	$11,827	$10,329
Office furniture and equipment	835	513
Leasehold improvements	801	870

	13,463	11,712
Less—Accumulated depreciation	(12,071)	(10,096)

Property and equipment, net	$1,392	$1,616

In 2013, there was a decrease in the amount of property and equipment of $2,645 as a result of the disposal of redundant assets.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As at December 31,
	2012	2013
Prepaid leased design tools	$253	$220
Prepaid rent	200	212
Inventories	313	285
Taxes	221	225
IT consumables	90	302
Interest receivable	650	458
Foreign exchange contracts	216	—
Other	418	294

	$2,361	$1,996

NOTE 6: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2012	2013
Engineering accruals	824	606
Professional fees	811	637
Deferred tax liabilities	200	73
Government grants	129	480
Other	1,498	1,159

	$3,462	$2,955

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock. In May 2010, the Company announced that its Board of Directors approved the expansion of its share repurchase program by another two million shares of common stock, with one million shares available for repurchase in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which plan terminated by its terms in November 2011 and one million shares available for repurchase in accordance with Rule 10b-18 under the Exchange Act. In January 2012, the Company’s Board of Directors reaffirmed its authorization for the repurchase by the Company of the remaining 1,966,700 shares of common stock available for repurchase pursuant to Rule 10b-18 of the Exchange Act. In July 2013, the Company’s Board of Directors authorized the repurchase by the Company of an additional two million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2013, 1,227,148 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program.

The Company did not repurchase any shares during 2011. In 2012, the Company repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27,168. In 2013, the Company repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19,816.

d. Employee and non-employee stock plans:

The Company grants stock options and SARs capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

(400% for SAR grants made in 2012 and 2013). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2013, is as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding at the beginning of the year	2,546,117	$15.88
Granted (1)	825,750	16.67
Options/SAR units exercised	(151,867)	8.10
Options/SAR units forfeited or expired	(104,028)	20.94

Outstanding at the end of the year (2)	3,115,972	$16.30	4.8	$5,785,501

Vested or expected to vest as of December 31	3,008,858	$16.25	4.7	$5,778,854

Exercisable as of December 31 (3)	1,595,611	$14.79	3.2	$5,675,797

(1)	Includes 693,750 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,816,691 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,549,633 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the years ended December 31, 2011, 2012 and 2013 was $11.6, $7.4 and $7.2 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $18,286, $581 and $1,336, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2013 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
5.76-9.80	776,274	1.6	$8.36	776,274	1.6	$8.36
11.17-15.54	696,544	5.1	$14.80	305,053	4.7	$14.27
16.08-17.61	814,062	6.7	$16.44	49,580	7.5	$17.21
18.23-32.34	829,092	5.5	$24.87	464,704	4.6	$25.61

	3,115,972	4.8	$16.30	1,595,611	3.2	$14.79

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Stock Plans

As of December 31, 2013, the Company maintains the Company’s Amended and Restated 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2013, options and SARs to purchase 245,632 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 1,100,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term.

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

2003 Director Stock Option Plan

Under the Director Plan, 1,100,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are authorized for issuance.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2013, 202,934 shares of common stock were available for future issuance under the ESPP.

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

NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2012	2013
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$158	$—
Foreign exchange forward contracts	58	—

Total	$216	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$16

Derivatives not qualified as hedging instruments:
Foreign exchange forward contracts	112	—

Total	$112	$16

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The increase in gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2011	2012	2013
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(102)	$177	$108
Foreign exchange forward contracts	(181)	69	175

	$(283)	$246	$283

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2011	2012	2013
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(192)	$124	$(266)
Foreign exchange forward contracts	9	71	(249)

	$(183)	$195	$(515)

The Company recorded in cost of revenues and operating expenses, a net gain of $183, a net loss of $195 and a net gain of $515 during the years ended December 31, 2011, 2012 and 2013, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a net gain of $43, a net loss of $112 and a net gain of $112 during the years ended December 31, 2011, 2012 and 2013, respectively, related to derivatives not qualified as hedging instruments.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 31, 2013:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income (loss) before reclassifications	65	283	(57)	291
Amounts reclassified from accumulated other comprehensive income (loss)	(379)	(515)	162	(732)

Net current period other comprehensive income (loss)	(314)	(232)	105	(441)

Ending balance	$(90)	$(16)	$25	$(81)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Income
Year ended December 31, 2013
Unrealized gains on cash flow hedges	$13	Cost of revenues
	432	Research and development
	27	Sales and marketing
	43	General and administrative

	515	Total, before income taxes
	(54)	Provision for income taxes

	461	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	379	Financial income, net
	(108)	Provision for income taxes

	271	Total, net of income taxes
	$732	Total, net of income taxes

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

	Year ended December 31,
	2011		2012		2013
Revenues based on customer location:
United States	$14,312		$11,389		$6,067
Europe, Middle East (1) (2)	19,878		13,695		13,384
Asia Pacific (3) (4)	26,049		28,593		29,449

	$60,239		$53,677		$48,900

(1) Germany	$12,262		$6,840		$5,543
(2) Switzerland	$6,150		*	)	*	)
(3) China	$13,790		$15,919		$20,472
(4) Japan	*	)	$7,744		*	)

*)	Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

	December 31,
	2011	2012	2013
Long-lived assets by geographic region:
Israel	1,157	1,283	1,532
Other	78	109	84

	$1,235	$1,392	$1,616

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2011	2012	2013
Customer A	17%	24%	28%
Customer B	16%	13%	11%
Customer C	12%	12%	* )

*)	Less than 10%

c. Information about Products and Services:

The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2011	2012	2013
CEVA-X family	26%	21%	39%
CEVA TeakLite family	49%	54%	38%
CEVA Teak family	17%	14%	* )

*)	Less than 10%

The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.

NOTE 11: SELECTED STATEMENTS OF INCOME DATA

Financial income, net:

	Year ended December 31,
	2011	2012	2013
Interest income	$4,937	$4,507	$3,884
Gain on available-for-sale marketable securities, net	54	184	379
Amortization of premium on available-for-sale marketable securities, net	(2,068)	(1,267)	(1,504)
Foreign exchange loss, net	(14)	(44)	(45)

	$2,909	$3,380	$2,714

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 12: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2013, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2009 and subsequent years.

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

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 25% in 2013.

On July 30, 2013, the Israeli Parliament (the Knesset) passed a law which was designated to increase the tax levy in the years 2013 and 2014. Among other things, the law increases the Israeli corporate tax rate from 25% to 26.5%, and commencing on January 1, 2014, increases the tax rate to 20% on dividends from sources under the Law for the Encouragement of Capital Investment, 1959.

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

CEVA’s Israeli subsidiary has received final tax assessments through 2005. As of December 31, 2013, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2010 and subsequent years.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

b. The provision for income taxes is as follows:

	Year ended December 31,
	2011	2012	2013
Domestic taxes:
Current	$1,452	$727	$(37)
Deferred	(1,024)	(742)	(1,127)
Foreign taxes:
Current	2,899	1,993	2,016
Deferred	(419)	84	(64)

	$2,908	$2,062	$788

Income (loss) before taxes on income:
Domestic	$542	$(1,651)	$(4,315)
Foreign	20,928	17,398	11,788

	$21,470	$15,747	$7,473

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2011	2012	2013
Income before taxes on income	$21,470	$15,747	$7,473

Theoretical tax at U.S. statutory rate	7,515	5,511	2,541
Foreign income taxes at rates other than U.S. rate	(5,622)	(3,957)	(2,610)
Subpart F	221	529	633
Non-deductible items	355	346	169
Valuation allowance	(545)	(380)	(111)
Other, net	984	13	166

Taxes on income	$2,908	$2,062	$788

Effective tax rate	14%	13%	11%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

d. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2012	2013
Deferred tax assets
Operating loss carryforward	$8,498	$8,544
Accrued expenses	414	490
Temporary differences related to R&D expenses	992	1,045
Equity-based compensation	1,435	2,085
Other	639	774

Total gross deferred tax assets	11,978	12,938
Valuation allowance	(8,735)	(8,526)

Net deferred tax assets	$3,243	$4,412

Deferred tax liabilities
Other	$200	$73

Total gross deferred tax liabilities	$200	$73

Net deferred tax assets (*)	$3,043	$4,339

(*)	Net deferred tax for the year ended December 31, 2012 from domestic and foreign jurisdictions was $1,851 and $1,192, respectively.

Net deferred tax for the year ended December 31, 2013 from domestic and foreign jurisdictions was $2,999 and $1,340, respectively.

The Company and its subsidiaries provide valuation allowances for deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the foreseeable future.

The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are considered to be indefinitely reinvested. Determination of the amount of income tax liability that would be incurred is not practical. In addition, the Company operates within multiple taxing jurisdictions involving complex issues, and it has provisions for tax liabilities on investment activities as appropriate.

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

	Year ended December 31,
	2012	2013
Beginning of year	$3,054	$3,520
Additions for current year tax positions	187	116
Additions for prior year’s tax positions	614	—
Reductions for prior year’s tax positions	(335)	(73)

Balance at December 31	$3,520	$3,563

As of December 31, 2012 and 2013, there were $3,520 and $3,563, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. As of December 31, 2012 and 2013, the Company had accrued interest related to unrecognized tax benefits of $48 and $226, respectively. The Company did not accrue penalties during the years ended December 31, 2012 and 2013.

f. Tax loss carryforwards:

As of December 31, 2013, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $4,338, which are available to offset future federal taxable income. Of that amount, $3,644 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2030.

As of December 31, 2013, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $4,764, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2014. As of December 31, 2013, CEVA and its subsidiaries had foreign operating losses only in CEVA’s Irish subsidiary of approximately $64,102, which are available to offset future taxable income. Such foreign operating losses can be carried forward indefinitely for tax purposes. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2009.

NOTE 13: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees attributed to Morrison & Foerster LLP during the years ended December 31, 2011, 2012 and 2013 were $256, $578 and $279, respectively. The accounts payable balance with Morrison & Foerster LLP at December 31, 2012 and 2013 were $171 and $0, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 14: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2013, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2011, 2012 and 2013, were $884, $821 and $839, respectively.

As of December 31, 2013, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2014	$728	$1,681	$220	$2,629
2015	151	1,279	—	1,430
2016	35	—	—	35

	$914	$2,960	$220	$4,094

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2013, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

During 2011, the Company did not pay any royalties to the OCS since no actual sales were generated from projects that previously received grants from the OCS. During 2012 and 2013, the Company paid royalties to the OCS in the amount $12 and $147, respectively. As of December 31, 2013, the aggregate contingent liability to the OCS (including interest) amounted to $8,575.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/s/ Gideon Wertheizer
Gideon Wertheizer Chief Executive Officer

March 14, 2014

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

Signature	Title	Date

/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 14, 2014

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 14, 2014

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 14, 2014

/S/ ZVI LIMON Zvi Limon	Director	March 14, 2014

/S/ BRUCE MANN Bruce Mann	Director	March 14, 2014

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 14, 2014

/S/ LOUIS SILVER Louis Silver	Director	March 14, 2014

/S/ DAN TOCATLY Dan Tocatly	Director	March 14, 2014

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2013
Allowance for doubtful accounts	$9	$—	$9	$—

Year ended December 31, 2012
Allowance for doubtful accounts	$25	$—	$16	$9

Year ended December 31, 2011
Allowance for doubtful accounts	$25	$—	$—	$25

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Third Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(18)†	CEVA, Inc. Amended and Restated 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	CEVA, Inc. 2011 Stock Incentive Plan

10.25(14)†	2013 Incentive Plan for Issachar Ohana, effective as of January 1, 2013 (portions of this exhibit is redacted)

10.26(15)†	2013 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2013 (portions of this exhibit is redacted)

10.27(16)†	Amendment to Employment Agreement of Yaniv Arieli, effective as of November 6, 2013

10.28(17)†	2014 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2014 (portions of this exhibit is redacted).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

Exhibit Number	Description

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 29, 2008, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
(14)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(15)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(16)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2013, and incorporated hereby by reference.
(17)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2014, and incorporated hereby by reference.
(18)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.