Form 10-Q
period 2014-03-31
CEVA INC
filed 2014-05-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,985,983 shares of common stock, $0.001 par value, as of May 5, 2014.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	We believe the adoption of our DSP cores and technologies in the handset, mobile broadband and base station markets continues to progress;

•	Our belief that our broadband communications, audio, voice, computational photography, embedded vision and connectivity product lines enable us to continue to expand our licensee base in the market for non-baseband applications;

•	Our belief that the growth of 3G low cost smartphones using integrated platforms from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, will drive royalty revenue growth for us;

•	Our belief that we are well positioned to leverage (1) the increased adoption of low cost smartphones in developing countries, especially in India, (2) the broader adoption of 4G LTE-based advanced smartphones and lower cost LTE smartphones in China, (3) the introduction of feature set enhancements in audio, computational photography and embedded vision and Bluetooth connectivity in smart devices, and (4) the growing adoption of heterogeneous cellular base station networks composed of small cells and macrocells;

•	Our belief that our proven track record in audio/voice puts us in a strong position to power audio roadmaps across a new range of addressable end markets;

•	Our belief that the following key elements represent growth drivers for us: (1) our established market presence in the baseband market and the transition toward smartphones, (2) our proven track record in baseband technologies that allows us to expand to baseband markets, including small cells and macrocells, (3) the market potential for feature enhancements in computational photography and vision analytics in cameras, and (4) the market potential for advanced audio and voice processing, including the trend towards “always on devices”;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research and Strategy Analytics.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$28,201	$24,117
Short term bank deposits	42,137	41,947
Marketable securities	65,338	68,464
Trade receivables	3,066	5,629
Deferred tax assets	3,278	3,457
Prepaid expenses and other current assets	3,641	1,996

Total current assets	145,661	145,610
Long term bank deposits	17,138	17,066
Severance pay fund	7,273	7,215
Deferred tax assets	1,036	955
Property and equipment, net	1,531	1,616
Goodwill	36,498	36,498
Investments in other companies	3,367	3,367

Total long-term assets	66,843	66,717

Total assets	$212,504	$212,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$622	$1,085
Deferred revenues	800	623
Accrued expenses and other payables	2,646	2,955
Accrued payroll and related benefits	7,810	7,681
Income taxes payable, net	1,858	1,833

Total current liabilities	13,736	14,177

Long term liabilities:
Accrued severance pay	7,383	7,255
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2014 and December 31, 2013. 21,031,689 and 21,181,730 shares outstanding at March 31, 2014 and December 31, 2013, respectively	21	21
Additional paid in-capital	206,107	204,415
Treasury stock at cost (2,563,471 and 2,413,430 shares of common stock at March 31, 2014 and December 31, 2013, respectively)	(43,678)	(41,005)
Accumulated other comprehensive loss	(56)	(81)
Retained earnings	28,991	27,545

Total stockholders’ equity	191,385	190,895

Total liabilities and stockholders’ equity	$212,504	$212,327

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2014	2013
Revenues:
Licensing and related revenue	$7,906	$5,034
Royalties	5,768	7,082

Total revenues	13,674	12,116
Cost of revenues	1,112	1,575

Gross profit	12,562	10,541
Operating expenses:
Research and development, net	5,996	5,039
Sales and marketing	2,393	2,355
General and administrative	2,040	1,838

Total operating expenses	10,429	9,232

Operating income	2,133	1,309
Financial income, net	460	729

Income before taxes on income	2,593	2,038
Income taxes	608	333

Net income	$1,985	$1,705

Basic and diluted net income per share	$0.09	$0.08

Weighted-average shares used to compute net income per share (in thousands):
Basic	21,159	22,197

Diluted	21,590	22,670

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2014	2013
Net income:	$1,985	$1,705
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized losses	(7)	(15)
Reclassification adjustments for gains (losses) included in net income	1	(143)

Net change	(6)	(158)

Cash flow hedges:
Changes in unrealized gains	28	106
Reclassification adjustments for losses included in net income	(1)	(100)

Net change	27	6

Other comprehensive income (loss) before tax	21	(152)
Income tax benefit related to components of other comprehensive income (loss)	4	39

Other comprehensive income (loss), net of taxes	25	(113)

Comprehensive income	$2,010	$1,592

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,985	$1,705
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	162	154
Equity-based compensation	1,513	1,318
Realized loss (gain), net on sale of available-for-sale marketable securities	1	(143)
Amortization of premiums on available-for-sale marketable securities	298	380
Accrued interest on bank deposits	116	(352)
Unrealized foreign exchange loss	1	43
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	2,564	(1,130)
Increase in prepaid expenses and other current assets	(1,455)	(1,293)
Decrease (increase) in deferred tax, net	108	(204)
Decrease in trade payables	(455)	(87)
Increase (decrease) in deferred revenues	177	(382)
Decrease in accrued expenses and other payables	(298)	(619)
Increase in accrued payroll and related benefits	166	1,033
Increase in income taxes payable	25	156
Excess tax benefit from equity-based compensation	(179)	—
Increase in accrued severance pay, net	70	91

Net cash provided by operating activities	4,799	670

Cash flows from investing activities:
Purchase of property and equipment	(77)	(298)
Investment in bank deposits	(21,389)	(21,000)
Proceeds from bank deposits	21,000	18,444
Investment in available-for-sale marketable securities	(10,084)	(20,430)
Proceeds from maturity of available-for-sale marketable securities	700	3,916
Proceeds from sale of available-for-sale marketable securities	12,205	11,822
Investments in other company	—	(300)

Net cash provided by (used in) investing activities	2,355	(7,846)

Cash flows from financing activities:
Purchase of Treasury Stock	(4,127)	(2,002)
Proceeds from exercise of stock-based awards	915	826
Excess tax benefit from equity-based compensation	179	—

Net cash used in financing activities	(3,033)	(1,176)
Effect of exchange rate movements on cash	(37)	(70)

Increase (decrease) in cash and cash equivalents	4,084	(8,422)
Cash and cash equivalents at the beginning of the period	24,117	18,422

Cash and cash equivalents at the end of the period	$28,201	$10,000

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$289	$417

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share data)

NOTE 1:	BUSINESS

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 3:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at March 31, 2014 and December 31, 2013:

	As at March 31, 2014 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$3,549	$15	$(4)	$3,560
Available-for-sale securities - matures after one year through three years:
Corporate bonds	61,885	140	(247)	61,778

Total	$65,434	$155	$(251)	$65,338

	As at December 31, 2013 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$2,852	$6	$(3)	$2,855
Available-for-sale securities - matures after one year through three years:
Corporate bonds	65,702	134	(227)	65,609

Total	$68,554	$140	$(230)	$68,464

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2014	$25,517	$(213)	$6,850	$(38)
As of December 31, 2013	$28,535	$(208)	$4,278	$(22)

As of March 31, 2014 and December 31, 2013, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive loss. The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$11	$152
Gross realized loss from sale of available-for-sale marketable securities	$(12)	$(9)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 4:	FAIR VALUE MEASUREMENT

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

The Company measures its marketable securities and foreign currency derivative contracts at fair value. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	March 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$65,338	$—	$65,338	$—
Foreign exchange contracts	11	—	11	—

Total assets	65,349	—	65,349	—

Description	December 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$68,464	$—	$68,464	$—
Liabilities:
Foreign exchange contracts	16	—	16	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 5:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2014			2013
	(unaudited)			(unaudited)
Revenues based on customer location:
United States		$5,167		$1,653
Europe and Middle East (1)		1,838		4,024
Asia Pacific (2) (3) (4)		6,669		6,439

		$13,674		$12,116

(1) Germany	$	*	)	$1,684
(2) China		$2,713		$4,018
(3) Taiwan		$3,088		$ *	)
(4) Japan	$	*	)	$1,367

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Customer A	16%	17%
Customer B	22%	* )
Customer C	22%	* )
Customer D	* )	14%
Customer E	* )	12%

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

NOTE 6:	NET INCOME PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Numerator:
Net income	$1,985	$1,705

Denominator (in thousands):
Weighted-average common stock outstanding	21,159	22,197
Effect of stock options and stock appreciation rights	431	473

Diluted weighted average common stock outstanding	21,590	22,670

Basic and diluted net income per share	$0.09	$0.08

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 2,202,797 and 1,464,336 shares for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the three months ended March 31, 2014). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2014, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2013	3,115,972	$16.30
SAR units granted (1)	54,500	16.99
Options/SAR units exercised	(38,611)	8.78
Options/SAR units forfeited or expired	(16,746)	20.32

Outstanding as of March 31, 2014 (2)	3,115,115	$16.38	4.6	$9,666,701

Exercisable as of March 31, 2014 (3)	1,621,181	$15.12	3.1	$7,904,791

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,804,730 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,567,775 shares of the Company’s common stock issuable upon exercise.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cost of revenue	$58	$69
Research and development, net	601	446
Sales and marketing	302	296
General and administrative	552	507

Total equity-based compensation expense	$1,513	$1,318

The fair value for the Company’s SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees was estimated using the following assumptions:

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	37%-52%	45%-54%
Risk-free interest rate	0.1%-2.2%	0.1%-1.4%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple	2.1	2.1

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	43%-52%	45%-53%
Risk-free interest rate	0.1%-0.2%	0.1%-0.2%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

As of March 31, 2014, there was $4,837 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2014 and December 31, 2013, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $2,340 and $720, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of March 31, 2014 and December 31, 2013, there were no derivatives not qualified as hedging instruments held by the Company.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at March 31,	As at December 31,
	2014 (Unaudited)	2013 (Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$16

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase in gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2014 (unaudited)	2013 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$68
Foreign exchange forward contracts	17	38

	$28	$106

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The gains (losses) reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended March 31,
	2014 (unaudited)	2013 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(60)
Foreign exchange forward contracts	(1)	(40)

	$(1)	$(100)

The Company recorded in cost of revenues and operating expenses a net gain $1 and $100 during the three months ended March 31, 2014 and 2013, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a loss of $66 during the three months ended March 31, 2013, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during the three months ended March 31, 2014.

NOTE 9:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) :

Three months ended March 31, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(90)	$(16)	$25	$(81)
Other comprehensive income (loss) before reclassifications	(7)	28	5	26
Amounts reclassified from accumulated other comprehensive income (loss)	1	(1)	(1)	(1)

Net current period other comprehensive income (loss)	(6)	27	4	25

Ending balance	$(96)	$11	$29	$(56)

Three months ended March 31, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income (loss) before reclassifications	(15)	106	(12)	79
Amounts reclassified from accumulated other comprehensive income (loss)	(143)	(100)	51	(192)

Net current period other comprehensive income (loss)	(158)	6	39	(113)

Ending balance	$66	$222	$(41)	$247

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(U.S. dollars in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2014 (unaudited)	2013 (unaudited)
Unrealized gains on cash flow hedges	$—	$4	Cost of revenues
	1	80	Research and development
	—	8	Sales and marketing
	—	8	General and administrative

	1	100	Total, before income taxes
	—	(10)	Provision for income taxes

	1	90	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	(1)	143	Financial income,net
	1	(41)	Provision for income taxes

	—	102	Total, net of income taxes
	$1	$192	Total, net of income taxes

NOTE 10:	SHARE REPURCHASE PROGRAM

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

During the first quarter of 2014, the Company repurchased 235,619 shares of common stock at an average purchase price of $17.51 per share for an aggregate purchase price of $4,127. During the first quarter of 2013, the Company repurchased 128,960 shares of common stock at an average purchase price of $15.52 per share for an aggregate purchase price of $2,002. As of March 31, 2014, 991,529 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Our DSPs power nearly every leading handset OEM in the world today, including HTC, Huawei, Lenovo, LG Electronics, Motorola, Nokia, Samsung, Sony and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 31% of the worldwide shipment volume in the fourth quarter of 2013.

We believe the adoption of our DSP cores and technologies in the handset, mobile broadband and base station markets continues to progress. As a testament to this, during the first quarter of 2014, we signed a licensing agreement with a dominant player in the low and mid-range smartphone market, who did not previously use our DSP in their cellular baseband product lines. This customer will integrate our DSP into their next-generation ‘worldphone’ LTE system-on-a-chip (SoC) to enable CDMA2000 compatability. In addition, we believe the growth of 3G low cost smartphones using integrated platforms from companies such as Broadcom, Intel and Spreadtrum, all of whom are our customers, will drive royalty revenue growth. We believe that the majority of this growth will come from increased adoption of low cost smartphones in developing countries, especially India, the broader adoption of 4G LTE-based advanced smartphones and lower cost LTE smartphones in China, as well as the introduction of feature set enhancements in audio, computational photography and embedded vision and Bluetooth connectivity in smart devices. Furthermore, we are well positioned to capitalize on our success in handsets to expand into heterogeneous cellular base station networks composed of small cells and macrocells. As an example, during the first quarter of 2014, we signed a comprehensive agreement with a major semiconductor company that will leverage our expertise in software-defined radio baseband processing for LTE and Wi-Fi for their network infrastructure product lines.

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

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $13.7 million for the first quarter of 2014, representing an increase of 13%, as compared to the corresponding period in 2013. The increase in total revenues for the first quarter of 2014 reflected higher licensing and related revenues, offset by lower royalty revenues.

Five largest customers accounted for 77% of our total revenues for the first quarter of 2014, as compared to 59% for the comparable period in 2013. Three customers accounted for 22%, 22% and 16% of our total revenues for the first quarter of 2014, as compared to three customers that accounted for 17%, 14% and 12% of our total revenues for the first quarter of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three and four royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2014 and 2013, respectively, and collectively represented 71% and 78% of our total royalty revenues for the first quarter of 2014 and 2013, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the handsets and mobile broadband markets represented 85% of our total revenues for the first quarter of 2014, as compared to 81% for the comparable period in 2013.

Licensing and Related Revenues

Licensing and related revenues were $7.9 million for the first quarter of 2014, representing an increase of 57%, as compared to the corresponding period in 2013. The increase in licensing and related revenues for the first quarter of 2014 principally reflected higher revenues from our CEVA-TeakLite core family of products, primarily attributable to a comprehensive agreement with a key player in the smartphone chipsets space.

Licensing and related revenues accounted for 58% of our total revenues for the first quarter of 2014, compared to 42% for the comparable period of 2013. During the first quarter of 2014, we concluded four new license agreements. Three agreements were for CEVA DSP cores, platforms and software, and one agreement was for CEVA SATA/SAS technology. Target applications for customer deployment are CDMA2000 for LTE baseband, network infrastructure and solid state drives. Geographically, three of the agreements concluded were in the U.S. and one was in Asia Pacific. CEVA delivered strong licensing performance in the past two quarters. This outperformance is a result of the consistent execution of our strategy to diversify and expand our customer base.

Royalty Revenues

Royalty revenues were $5.8 million for the first quarter of 2014, a decrease of 19% from the first quarter of 2013. Royalty revenues accounted for 42% of our total revenues for the first quarter of 2014, compared to 58% for the comparable period of 2013. The decrease in royalty revenues for the first quarter of 2014 reflected a significant volume reduction in 2G feature phones as a result of the anticipation for the introduction of new low-cost smartphone models. During the first quarter of 2014, we continued to see growth in smartphone shipments and initial shipments of new and more advanced LTE phones, as well as 3G smartphones supporting both TD-SCDMA and HSPA with quad ARM cores, Wi-Fi integration and multiple DSP cores. Our customers reported sales of 212 million chipsets incorporating our technologies for the first quarter of 2014, compared to 283 million for the comparable period of 2013. The five largest royalty-paying customers accounted for 85% of our total royalty revenues for both the first quarter of 2014 and 2013.

As of March 31, 2014, 28 licensees were shipping products incorporating our technologies pursuant to 36 licensing arrangements. As of March 31, 2013, 27 licensees were shipping products incorporating our technologies pursuant to 35 licensing arrangements.

Geographic Revenue Analysis

	First Quarter 2014				First Quarter 2013
	(in millions, except percentages)
United States		$5.2		38%		$1.7		14%
Europe and Middle East (1)		$1.8		13%		$4.0		33%
Asia Pacific (2) (3) (4)		$6.7		49%		$6.4		53%
(1) Germany	$	*	)	* )		$1.7		14%
(2) China		$2.7		20%		$4.0		33%
(3) Taiwan		$3.1		23%	$	*	)	* )
(4) Japan	$	*	)	* )		$1.4		11%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.1 million for the first quarter 2014, compared to $1.6 million for the comparable period of 2013. Cost of revenues accounted for 8% of our total revenues for the first quarter of 2014, compared to 13% for the comparable period of 2013. The decrease for the first quarter of 2014 principally reflected lower customization work for our licensees (which are allocated from the research and development expense line) and lower subcontractor costs. Included in cost of revenues for the first quarter of 2014 was a non-cash equity-based compensation expense of $58,000, compared to $69,000 for the comparable period of 2013.

Gross Margin

Gross margin for the first quarter of 2014 was 92%, compared to 87% for the comparable period of 2013. The increase for the first quarter of 2014 mainly reflected higher overall revenues and lower cost of revenues.

Operating Expenses

Total operating expenses were $10.4 million for the first quarter of 2014, compared to $9.2 million for the comparable period of 2013. The increase in total operating expenses for the first quarter of 2014 principally reflected: (1) higher salary and related costs as a result of higher personnel, salary raises and lower cost allocation to cost of revenues for customization work; (2) higher project-related expenses; and (3) higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel and from the Seventh Framework Programme of the European Union.

Research and Development Expenses, Net

Our research and development expenses, net were $6.0 million for the first quarter of 2014, compared to $5.0 million for the comparable period of 2013. The net increase for the first quarter of 2014 principally reflected: (1) higher salary and related costs as a result of higher research and development personnel, salary raises and lower cost allocation to cost of revenues for customization work; (2) higher project-related expenses; and (3) higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Office of Chief Scientist of Israel and from the Seventh Framework Programme of the European Union. Included in research and development expenses for the first quarter of 2014 were non-cash equity-based compensation expenses of $601,000, compared to $446,000 for the comparable period of 2013. Research and development expenses as a percentage of our total revenues were 44% for the first quarter of 2014, compared to 42% for the comparable period of 2013.

The number of research and development personnel was 146 at March 31, 2014, compared to 128 at March 31, 2013.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.4 million for both the first quarter of 2014 and 2013. Included in sales and marketing expenses for the first quarter of 2014 were non-cash equity-based compensation expenses of $302,000, compared to $296,000 for the comparable period of 2013. Sales and marketing expenses as a percentage of our total revenues were 18% for the first quarter of 2014, compared to 19% for the comparable period of 2013.

The total number of sales and marketing personnel was 28 at March 31, 2014, compared to 31 at March 31, 2013.

General and Administrative Expenses

Our general and administrative expenses were $2.0 million for the first quarter of 2014, compared to $1.8 million for the comparable period of 2013. The slight increase for the first quarter of 2014 principally reflected higher salary and related costs and higher professional services cost. Included in general and administrative expenses for the first quarter of 2014 were non-cash equity-based compensation expenses of $552,000, compared to $507,000 for the comparable period of 2013. General and administrative expenses as a percentage of our total revenues were 15% for both the first quarter of 2014 and 2013.

The number of general and administrative personnel was 20 at March 31, 2014, compared to 22 at March 31, 2013.

Financial Income, Net (in millions)

	First Quarter 2014	First Quarter 2013
Financial income, net	$0.46	$0.73
of which:
Interest income and gains and losses from marketable securities, net	$0.47	$0.80
Foreign exchange loss	$(0.01)	$(0.07)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2014 reflected less combined cash, bank deposits and marketable securities balances held, lower yields and lower gains on sale of marketable securities.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.01 million for the first quarter of 2014, and a foreign exchange loss of $0.07 million for the comparable period of 2013.

Provision for Income Taxes

Our income tax expenses were $0.6 million for the first quarter of 2014, compared to $0.3 million for the comparable period of 2013. The increase in income taxes for the first quarter of 2014 was primarily due to higher income earned domestically. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first quarter of 2014, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first quarter of 2014. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first quarter of 2014. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

See our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had approximately $28.2 million in cash and cash equivalents, $42.1 million in short term bank deposits, $65.4 million in marketable securities, and $17.1 million in long term bank deposits, totaling $152.8 million, compared to $151.6 million at December 31, 2013. The increase for the first quarter of 2014 principally reflected net cash provided by operating activities of $4.4 million as well as $0.9 million cash received from the exercises of stock-based awards, partially offset by a share repurchase of $4.1 million. During the first quarter of 2014, we invested $31.5 million of cash in bank deposits and marketable securities with maturities up to 35 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $33.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first quarter of 2014. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2014.

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

Operating Activities

Cash provided by operating activities for the first quarter of 2014 was $4.8 million and consisted of net income of $2.0 million, adjustments for non-cash items of $2.1 million, and changes in operating assets and liabilities of $0.7 million. Adjustments for non-cash items primarily consisted of $1.7 million of depreciation and equity-based compensation expenses, $0.3 million of amortization of premiums on available-for-sale marketable securities, and $0.1 million of accrued interest on bank deposits. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $2.6 million, a decrease in deferred taxes, net, of $0.1 million, an increase in deferred revenues of $0.2 million, and an increase in accrued payroll and related benefits of $0.2 million, partially offset by an increase in prepaid expenses and other current assets of $1.5 million, a decrease in trade payables of $0.5 million, a decrease in accrued expenses and other payables of $0.3 million, and a classification of excess tax benefit from equity-based compensation expenses of $0.2 million as financing cash flows.

Cash provided by operating activities for the first quarter of 2013 was $0.7 million and consisted of net income of $1.7 million, adjustments for non-cash items of $1.4 million, and changes in operating assets and liabilities of $2.4 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and equity-based compensation expenses, $0.4 million of amortization of premiums on available-for-sale marketable securities, and $0.4 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $1.1 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in deferred taxes, net of $0.2 million, a decrease in deferred revenues of $0.4 million and a decrease in accrued expenses and other payables of $0.6 million, partially offset by an increase in accrued payroll and related benefits of $1.0 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from the Office of Chief Scientist of Israel and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities for the first quarter of 2014 was $2.4 million, compared to $7.8 million of net cash used in investing activities for the comparable period of 2013. We had a cash outflow of $10.1 million and a cash inflow of $12.9 million in respect of investments in marketable securities during the first quarter of 2014, as compared to cash outflow of $20.4 million and a cash inflow of $15.7 million in respect of investments in marketable securities during the first quarter of 2013. For the first quarter of 2014, we had net investment of $0.4 million in bank deposits, as compared to net investment of $2.6 million in bank deposits for the comparable period of 2013. We had a cash outflow of $0.1 million and $0.3 million during the first quarter of 2014 and 2013, respectively, from purchase of property and equipment. We had a cash outflow of $0.3 million during the first quarter of 2013 from minority investments in private companies.

Financing Activities

Net cash used in financing activities for the first quarter of 2014 was $3.0 million, compared to $1.2 million of net cash used in financing activities for the comparable period of 2013.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act. During the first quarter of 2014, we repurchased 235,619 shares of common stock pursuant to our share repurchase program, at an average purchase price of $17.51 per share, for an aggregate purchase price of $4.1 million. During the first quarter of 2013, we repurchased 128,960 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.52 per share, for an aggregate purchase price of $2.0 million.

During the first quarter of 2014, we received $0.9 million from the exercises of stock-based awards, as compared to $0.8 million received for the comparable period of 2013. During the first quarter of 2014, we classified $0.2 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

We believe that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $12,000 and $68,000 for the first quarter of 2014 and 2013, respectively. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the U.S dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2014 and 2013, we recorded accumulated other comprehensive gain of $27,000 and $2,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2014, the amount of other comprehensive income from our forward and option contracts, net of taxes, was $11,000, which will be recorded in the consolidated statements of income during the following six months. We recognized a net gain of $1,000 and $100,000 for the first quarter of 2014 and 2013, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2014, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2014. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $470,000 and $800,000 for the first quarter of 2014 and 2013, respectively. The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2014 principally reflected less combined cash, bank deposits and marketable securities balances held, lower yields and lower gains on sale of marketable securities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance,” (2) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handsets and mobile broadband markets and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any” and (8) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel or EU grants;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

The second quarter in any given year is usually a sequential down quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter consumer product shipments. However, the magnitude of this second quarter decrease varies annually and may be impacted by global economic conditions, market share changes and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. Three customers accounted for 22%, 22% and 16% of our total revenues for the first quarter of 2014. One customer accounted for 16% and 17% of our total revenues for the first quarter of 2014 and 2013, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2014 and collectively represented 71% of our total royalty revenues for the first quarter of 2014. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 42% of our total revenues for the first quarter of 2014. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Revenues derived from the handsets and mobile broadband markets accounted for approximately 85% of our total revenues for the first quarter of 2014. A significant portion of such revenues from the handsets and mobile broadband markets is derived from feature phones. Although next generation products generally have higher average selling prices, we can provide no assurances that this trend will continue or that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handsets and mobile broadband markets are extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handsets and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Our existing OEM customers also may fail to introduce new handsets or mobile broadband devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 62% of our total revenues for the first quarter of 2014 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld.

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and from the Seventh Framework Programme of the European Union. We received an aggregate of $999,000 for the first quarter of 2014. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $6.0 million for the first quarter of 2014 . We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (26.5% in 2014) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2014 to January 31, 2014)	—	—	—	1,227, 148
Month #2 (February 1, 2014 to February 28, 2014)	115,368	$16.73	115,368	1,111,780
Month #3 (March 1, 2014 to March 31, 2014)	120,251	$18.27	120,251	991,529
TOTAL	235,619	$17.51	235,619	991,529	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of CEVA, Inc. (Filed as Exhibit 3.1 to CEVA’s Report on Form 8-K, filed with the Commission on April 29, 2014, and incorporated hereby by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 12, 2014	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 12, 2014	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)