Form 10-Q
period 2014-06-30
CEVA INC
filed 2014-08-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,467,876 shares of common stock, $0.001 par value, as of August 5, 2014.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores and software technologies continues to progress in markets such as smartphones, tablets, base stations, DSLR cameras, automotive ADAS and IoT;

•	Our anticipation that our strategy to expand beyond the baseband market will result in future royalty growth and a more diversified royalty base;

•	Our belief that the following key elements represent growth drivers for us: (1) our established market presence in the baseband market and the competitive edge such presence brings allows us to address all the growth sector markets, (2) our proven track record in baseband processing technologies will allow us to expand to other cellular markets, including small cells, macrocells and IoT, (3) the market potential for feature enhancements in audio and voice processing, (4) the market potential for vision processing, and (5) the expansion into the connectivity market through our acquisition of RivieraWaves which we anticipate will increase our addressable market size to 35 billion devices in 2020;

•	Our anticipation that as a result of our acquisition of RivieraWaves, our initial goal is to reach shipments of 400 million units of royalty-bearing connected devices (exclusive of handsets) by 2018 and a 25% increase in our annual 2015 licensing revenues as compared to our historical revenue figures in the range of $22 million to $24 million;

•	Our belief that our licensing pipeline continues to be healthy across all of our product lines, including our recently acquired RivieraWaves connectivity IP;

•	The expectation voiced by Intel that its LTE chip volume ramp-up is delayed to the end of 2014 or early 2015, which delay may have a negative effect on our royalty revenues;

•	Our belief that Broadcom’s volume shipments to Samsung, the majority of which was for 3G feature phones, will be replaced by newer chips to Samsung from our other customers, thereby partially offsetting the royalty loss from Broadcom;

•	Our expectation that as a result of the RivieraWaves acquisition, our operating expenses will include, starting from the third quarter of 2014: (1) the ongoing RivieraWaves expenses, which is expected to be approximately an additional $1.2 million per quarter; and (2) costs related to the RivieraWaves employee retention plan, which is expected to be approximately $0.7 million per quarter in 2014 and approximately $0.3 to $0.5 million per quarter in 2015 and approximately $0.2 million in each of the first two quarters of 2016;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research and Strategy Analytics.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Part II—Item 1A—“Risk Factors” of this Form 10-Q.

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$22,893	$24,117
Short term bank deposits	57,594	41,947
Marketable securities	42,863	68,464
Trade receivables	5,070	5,629
Deferred tax assets	3,584	3,457
Prepaid expenses and other current assets	2,672	1,996

Total current assets	134,676	145,610
Long term bank deposits	16,040	17,066
Severance pay fund	7,580	7,215
Deferred tax assets	997	955
Property and equipment, net	1,463	1,616
Goodwill	36,498	36,498
Investments in other companies	3,367	3,367

Total long-term assets	65,945	66,717

Total assets	$200,621	$212,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$894	$1,085
Deferred revenues	762	623
Accrued expenses and other payables	2,211	2,955
Accrued payroll and related benefits	5,752	7,681
Income taxes payable, net	1,911	1,833

Total current liabilities	11,530	14,177

Long term liabilities:
Accrued severance pay	7,677	7,255
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2014 and December 31, 2013. 20,401,090 and 21,181,730 shares outstanding at June 30, 2014 and December 31, 2013, respectively	20	21
Additional paid in-capital	207,276	204,415
Treasury stock at cost (3,194,070 and 2,413,430 shares of common stock at June 30, 2014 and December 31, 2013, respectively)	(52,770)	(41,005)
Accumulated other comprehensive loss	(64)	(81)
Retained earnings	26,952	27,545

Total stockholders’ equity	181,414	190,895

Total liabilities and stockholders’ equity	$200,621	$212,327

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Revenues:
Licensing and related revenue	$12,261	$11,163	$4,355	$6,129
Royalties	10,628	13,766	4,860	6,684

Total revenues	22,889	24,929	9,215	12,813
Cost of revenues	2,482	2,668	1,370	1,093

Gross profit	20,407	22,261	7,845	11,720
Operating expenses:
Research and development, net	12,047	10,660	6,051	5,621
Sales and marketing	4,590	4,895	2,197	2,540
General and administrative	3,901	3,582	1,861	1,744

Total operating expenses	20,538	19,137	10,109	9,905

Operating income (loss)	(131)	3,124	(2,264)	1,815
Financial income, net	877	1,436	417	707

Income (loss) before taxes on income	746	4,560	(1,847)	2,522
Income taxes expense (benefit)	287	680	(321)	347

Net income (loss)	$459	$3,880	$(1,526)	$2,175

Basic net income (loss) per share	$0.02	$0.18	$(0.07)	$0.10

Diluted net income (loss) per share	$0.02	$0.17	$(0.07)	$0.10

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	20,968	22,142	20,778	22,087

Diluted	21,368	22,608	20,778	22,546

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Net income (loss):	$459	$3,880	$(1,526)	$2,175
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized losses	(12)	(689)	(5)	(674)
Reclassification adjustments for gains included in net income	(16)	(239)	(17)	(96)

Net change	(28)	(928)	(22)	(770)

Cash flow hedges:
Changes in unrealized gains	60	218	32	112
Reclassification adjustments for gains included in net income	(24)	(288)	(23)	(188)

Net change	36	(70)	9	(76)

Other comprehensive income (loss) before tax	8	(998)	(13)	(846)
Income tax benefit related to components of other comprehensive income (loss)	9	271	5	232

Other comprehensive income (loss), net of taxes	17	(727)	(8)	(614)

Comprehensive income (loss)	$476	$3,153	$(1,534)	$1,561

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$459	$3,880
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	318	320
Equity-based compensation	2,861	2,664
Realized gain, net on sale of available-for-sale marketable securities	(16)	(239)
Amortization of premiums on available-for-sale marketable securities	611	751
Accrued interest on bank deposits	(37)	(685)
Unrealized foreign exchange loss	37	20
Changes in operating assets and liabilities:
Trade receivables	552	(2,954)
Prepaid expenses and other current assets	(656)	(767)
Deferred tax, net	(164)	(455)
Trade payables	(196)	32
Deferred revenues	139	(326)
Accrued expenses and other payables	(722)	(791)
Accrued payroll and related benefits	(1,978)	(628)
Income taxes payable	78	501
Accrued severance pay, net	55	78

Net cash provided by operating activities	1,341	1,401

Cash flows from investing activities:
Purchase of property and equipment	(165)	(635)
Investment in bank deposits	(39,564)	(31,000)
Proceeds from bank deposits	25,000	34,478
Investment in available-for-sale marketable securities	(18,776)	(46,317)
Proceeds from maturity of available-for-sale marketable securities	1,000	5,853
Proceeds from sale of available-for-sale marketable securities	42,754	29,094
Investments in other company	—	(300)

Net cash provided by (used in) investing activities	10,249	(8,827)

Cash flows from financing activities:
Purchase of Treasury Stock	(14,272)	(4,851)
Proceeds from exercise of stock-based awards	1,454	1,446

Net cash used in financing activities	(12,818)	(3,405)
Effect of exchange rate movements on cash	4	(52)

Decrease in cash and cash equivalents	(1,224)	(10,883)
Cash and cash equivalents at the beginning of the period	24,117	18,422

Cash and cash equivalents at the end of the period	$22,893	$7,539

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$367	$671

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of programmable DSP cores and application-specific platforms, including communications (wireless and wired modems, Wi-Fi and Bluetooth), vision, audio and voice, as well as Serial ATA (SATA) and Serial Attached SCSI (SAS). CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

NOTE 2:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at June 30, 2014 and December 31, 2013:

	As at June 30, 2014 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$5,455	$19	$(7)	$5,467
Available-for-sale securities - matures after one year through three years:
Corporate bonds	37,526	38	(168)	37,396

Total	$42,981	$57	$(175)	$42,863

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	As at December 31, 2013 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$2,852	$6	$(3)	$2,855
Available-for-sale securities - matures after one year through three years:
Corporate bonds	65,702	134	(227)	65,609

Total	$68,554	$140	$(230)	$68,464

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2014	$18,585	$(112)	$11,300	$(63)
As of December 31, 2013	$28,535	$(208)	$4,278	$(22)

As of June 30, 2014 and December 31, 2013, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$69	$256	$58	$104
Gross realized loss from sale of available-for-sale marketable securities	$(53)	$(17)	$(41)	$(8)

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

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

Description	June 30, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$42,863	$—	$42,863	$—
Foreign exchange contracts	20	—	20	—

Total assets	42,883	—	42,883	—

Description	December 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$68,464	$—	$68,464	$—
Liabilities:
Foreign exchange contracts	16	—	16	—

NOTE 5:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,						Three months ended June 30,
	2014 (unaudited)			2013 (unaudited)			2014 (unaudited)			2013 (unaudited)
Revenues based on customer location:
United States		$6,735			$3,224			$1,568			$1,571
Europe and Middle East (1)		3,338			7,425			1,500			3,401
Asia Pacific (2) (3) (4) (5)		12,816			14,280			6,147			7,841

		$22,889			$24,929			$9,215			$12,813

(1) Germany	$	*	)		$3,521		$	*	)		$1,837
(2) China		$6,486			$10,829			$3,773			$6,811
(3) Taiwan		$3,134		$		*)	$	*	)	$		*)
(4) S. Korea	$	*	)	$		*)		$1,153		$		*)
(5) Japan	$	*	)	$		*)		$1,013		$		*)

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2014	2013		2014		2013
	(unaudited)	(unaudited)		(unaudited)		(unaudited)
Customer A	21%	32%		28%		47%
Customer B	* )	14%		*	)	14%
Customer C	* )	*	)	12%		*	)
Customer D	13%	*	)	*	)	*	)
Customer E	13%	*	)	*	)	*	)

*)	Less than 10%

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

	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Numerator:
Net income (loss)	$459	$3,880	$(1,526)	$2,175

Denominator (in thousands):
Weighted-average common stock outstanding	20,968	22,142	20,778	22,087
Effect of stock options and stock appreciation rights	400	466	—	459

Diluted weighted average common stock outstanding	21,368	22,608	20,778	22,546

Basic net income (loss) per share	$0.02	$0.18	$(0.07)	$0.10

Diluted net income (loss) per share	$0.02	$0.17	$(0.07)	$0.10

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 2,211,919 and 2,207,358 shares for the three and six months ended June 30, 2014, respectively, and 1,579,315 and 1,521,826 shares for the corresponding periods of 2013.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the six months ended June 30, 2014). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the six months ended June 30, 2014, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2013	3,115,972	$16.30	—	—
Options/SAR units granted (1)	199,500	15.36	—	—
Options/SAR units exercised	(102,078)	8.60	—	—
Options/SAR units forfeited or expired	(27,144)	19.16	—	—

Outstanding as of June 30, 2014 (2)	3,186,250	$16.46	4.7	$4,719,046

Exercisable as of June 30, 2014 (3)	1,914,216	$15.93	3.5	$4,707,282

(1)	Included 67,500 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,874,037 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,812,684 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of operations:

	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Cost of revenue	$114	$150	$56	$81
Research and development, net	1,134	855	533	409
Sales and marketing	568	628	266	332
General and administrative	1,045	1,031	493	524

Total equity-based compensation expense	$2,861	$2,664	$1,348	$1,346

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	37%-52%	38%-54%	38%-51%	38%-53%
Risk-free interest rate	0.1%-2.5%	0.1%-2.5%	0.1%-2.5%	0.1%-2.5%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%	5%
Contractual term of up to	10 Years	10 Years	10 Years	10 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4	2.4

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Six months ended June 30,
	2014 (unaudited)	2013 (unaudited)
Expected dividend yield	0%	0%
Expected volatility	43%-52%	45%-53%
Risk-free interest rate	0.1%-0.2%	0.1%-0.2%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2014 and 2013.

As of June 30, 2014, there was $4,413 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2014 and December 31, 2013, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $1,260 and $720, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of June 30, 2014 and December 31, 2013, there were no derivatives not qualified as hedging instruments held by the Company.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at June 30, 2014	As at December 31, 2013
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$17	$—
Foreign exchange forward contracts	3	—

Total	$20	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$16

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase in unrealized gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$28	$93	$17	$25
Foreign exchange forward contracts	32	125	15	87

	$60	$218	$32	$112

The net gains reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(11)	$(158)	$(11)	$(98)
Foreign exchange forward contracts	(13)	(130)	(12)	(90)

	$(24)	$(288)	$(23)	$(188)

The Company recorded in cost of revenues and operating expenses a net gain of $23 and $24 during the three and six months ended June 30, 2014, respectively, and a net gain of $188 and $288 for the comparable periods of 2013, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $178 and $112 during the three and six months ended June 30, 2013, respectively, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during the three and six months ended June 30, 2014.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 9:    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) :

Three months ended June 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(96)	$11	$29	$(56)
Other comprehensive income (loss) before reclassifications	(5)	32	(4)	23
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	(23)	9	(31)

Net current period other comprehensive income (loss)	(22)	9	5	(8)

Ending balance	$(118)	$20	$34	$(64)

Six months ended June 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(90)	$(16)	$25	$(81)
Other comprehensive income (loss) before reclassifications	(12)	60	1	49
Amounts reclassified from accumulated other comprehensive income (loss)	(16)	(24)	8	(32)

Net current period other comprehensive income (loss)	(28)	36	9	17

Ending balance	$(118)	$20	$34	$(64)

Three months ended June 30, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$66	$222	$(41)	$247
Other comprehensive income (loss) before reclassifications	(674)	112	186	(376)
Amounts reclassified from accumulated other comprehensive income (loss)	(96)	(188)	46	(238)

Net current period other comprehensive income (loss)	(770)	(76)	232	(614)

Ending balance	$(704)	$146	$191	$(367)

Six months ended June 30, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income (loss) before reclassifications	(689)	218	174	(297)
Amounts reclassified from accumulated other comprehensive income (loss)	(239)	(288)	97	(430)

Net current period other comprehensive income (loss)	(928)	(70)	271	(727)

Ending balance	$(704)	$146	$191	$(367)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Operations
	Six months ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Unrealized gains on cash flow hedges	$—	$9	$—	$5	Cost of revenues
	20	236	19	156	Research and development
	2	19	2	11	Sales and marketing
	2	24	2	16	General and administrative

	24	288	23	188	Total, before income taxes
	(3)	(29)	(3)	(19)	Provision for income taxes

	21	259	20	169	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	16	239	17	96	Financial income, net
	(5)	(68)	(6)	(27)	Provision for income taxes

	11	171	11	69	Total, net of income taxes
	$32	$430	$31	$238	Total, net of income taxes

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

During the second quarter of 2014, the Company repurchased 694,066 shares of common stock at an average purchase price of $14.62 per share for an aggregate purchase price of $10,144. During the second quarter of 2013, the Company repurchased 175,778 shares of common stock at an average purchase price of $16.21 per share for an aggregate purchase price of $2,849. During the first six months ended June 30, 2014, the Company repurchased 929,685 shares of common stock at an average purchase price of $15.35 per share for an aggregate purchase price of $14,272. During the first six months ended June 30, 2013, the Company repurchased 304,738 shares of common stock at an average purchase price of $15.92 per share for an aggregate purchase price of $4,851. As of June 30, 2014, 297,463 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 11:    SUBSEQUENT EVENTS

In July 2014, the Company acquired RivieraWaves, a privately-held, French-based company and a leading provider of wireless connectivity IP for Wi-Fi® and Bluetooth® technologies. Under the terms of the agreement, the Company agreed to pay an aggregate of approximately $19,000 to acquire RivieraWaves with $11,969 paid at closing and the remainder of the consideration to be paid upon the satisfaction of certain performance and other milestones. In addition, the Company established an employee retention plan for the former RivieraWaves employees at an expense of approximately $3,400 to be payable on a quarterly basis for a period of two years after the acquisition. The final purchase price allocation for the acquisition has not been determined as of the filing of this report.

In August 2014, the Company received a consideration of 757 Euro (approximately $1,014) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which the Company had a minority investment of 1,250 Euro (approximately $1,561), was acquired. Pursuant to the acquisition agreement, the Company may receive additional proceeds from the acquiror during the next five years based on achievement of certain performance and other milestones by Antcor.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this quarterly report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth under in Part II—Item 1A—“Risk Factors,” as well as those discussed elsewhere in this quarterly report. See “Forward-Looking Statements.”

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries.

CEVA is the world’s leading licensor of DSP-based IP platforms for communications (wireless and wired modems, Wi-Fi and bluetooth), vision, audio and voice, as well as Serial ATA (SATA) and Serial Attached SCSI (SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2013, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 5 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many of the leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Lenovo, LG , Nokia, Samsung, TCL, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 34% of the worldwide shipment volume in the first quarter of 2014.

We believe the adoption of our DSP cores and software technologies in markets such as smartphones, tablets, base stations, DSLR cameras, automotive advanced driver assistance systems (ADAS) and Internet of Things (IoT) continues to progress. As a testament to this, during the second quarter of 2014, we signed a licensing agreement with a key customer who plans to use our DSP for its next-generation LTE-Advanced technology. In addition, our strategy to expand beyond the cellular baseband market continues to progress. During the second quarter, ten out of the eleven deals signed were with customers targeting non-baseband applications. We anticipate this expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the Company:

•	CEVA is firmly established in the largest space in the semiconductor industry—baseband for mobile handset—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi in base stations and broadband satellite communications, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address all of the growth sectors of the space.

•	Our proven track record in baseband processing technologies, in particular our pioneering position in software-defined radio, allows us to expand into other cellular markets, including small cells, macrocells and IoT.

•	The market potential for advanced audio and voice processing across mobile, automotive and consumer devices offers a new growth segment for the company. As a testament to this, during the second quarter, we signed five audio licensing agreements with customers who will deploy our audio DSP into a range of end markets, including smartphones, automotive infotainment, tablets, wearables and game consoles. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enable our customers to significantly differentiate their products and feature sets. Our proven track record in audio/voice, with more than 3 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•

The market potential for vision offers a new growth segment for the company. Our CEVA-MM3101 platform is the most mature technology today that offers a unified software-based vision platform that can support these future developments. As a testament to this, we have eight customers to date addressing this new growth segment with our CEVA-MM3101 platform, including three mobile OEMs. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments.

Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

•	Our recent acquisition of RiveraWaves, a leading licensor of Wi-Fi and Bluetooth connectivity IP, will allow us to expand further into the connectivity space. This acquisition substantially increases our overall addressable market to cover all categories of connected devices. Our addressable market size is expected to be 35 billion devices in 2020, per recent data from ABI Research, in addition to the 7 billion devices that we are addressing with our DSP products.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards cellular baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom, as well as the slower than expected market adoption of LTE technologies, have negatively impacted our royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $9.2 million and $22.9 million for the second quarter and first half of 2014, respectively, representing a decrease of 28% and 8%, respectively, as compared to the corresponding periods in 2013. The decrease in total revenues for the second quarter reflected lower overall revenues. The decrease in total revenues for the first half of 2014 reflected lower royalty revenues, offset by higher licensing and related revenues.

Five largest customers accounted for 65% of our total revenues for both the second quarter and first half of 2014, as compared to 82% and 68% for the comparable periods in 2013. Two customers accounted for 28% and 12% of our total revenues for the second quarter of 2014, as compared to two customers that accounted for 47% and 14% of our total revenues for the second quarter of 2013. Three customers accounted for 21%, 13% and 13% of our total revenues for the first half of 2014, as compared to two customers that accounted for 32% and 14% of our total revenues for the first half of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2014, and collectively represented 84% and 77% of our total royalty revenues for the second quarter and first half of 2014, respectively. Four royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2013, and collectively represented 86% and 82% of our total royalty revenues for the second quarter and first half of 2013, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived solely from the handset baseband market represented 60% and 58% of our total revenues for the second quarter and first half of 2014, respectively, as compared to 78% and 60% for the comparable periods in 2013.

Licensing and Related Revenues

Licensing and related revenues were $4.4 million and $12.3 million for the second quarter and first half of 2014, respectively, representing a decrease of 29% for the second quarter of 2014 and an increase of 10% for the first half of 2014, as compared to the corresponding periods in 2013. The decrease in licensing and related revenues for the second quarter of 2014 principally reflected lower revenues from our CEVA-X DSP core family of products, partially offset by higher revenues from our CEVA-TeakLite core family of products. The increase in licensing and related revenues for the first half of 2014 principally reflected higher revenues from our CEVA-TeakLite core family of products, primarily attributable to a comprehensive agreement with a key player in the smartphone chipsets space, partially offset by lower revenues from our CEVA-X DSP core family of products.

Licensing and related revenues accounted for 47% and 54% of our total revenues for the second quarter and first half of 2014, respectively, compared to 48% and 45% for the comparable periods of 2013. During the second quarter of 2014, we concluded 11 new license agreements. Six agreements were for CEVA DSP cores, platforms and software, three agreements were for CEVA Bluetooth technology, and two agreements were for CEVA SATA/SAS technology. Target applications include LTE-Advanced baseband, audio, connectivity and SSD drives. Geographically, nine of the agreements concluded were in the Asia Pacific, including Japan, and two were in U.S.

Royalty Revenues

Royalty revenues were $4.9 million and $10.6 million for the second quarter and first half of 2014, respectively, a decrease of 27% and 23% from the second quarter and first half of 2013. Royalty revenues accounted for 53% and 46% of our total revenues for the second quarter and first half of 2014, respectively, as compared to 52% and 55% for the comparable periods of 2013. The decrease in royalty revenues for the second quarter and first half of 2014 reflected a significant volume reduction in 2G and 3G feature phones, especially from our customer Intel due to its strategic decision to refocus its resources on LTE and de-emphasize 2G and 3G chips. Per expectation voiced by Intel, it expects its LTE chip volume ramp-up to be delayed to the end of 2014 or early 2015, which delay may negatively affect our future royalty revenues. Furthermore, the exiting of the handset baseband market by our customer Broadcom may also negatively impact our royalty revenues. However, we believe that Broadcom’s volume shipments to Samsung, the majority of which was for 3G feature phones, will be replaced by newer chips to Samsung from our other customers, thereby partially offsetting the royalty loss from Broadcom.

Our customers reported sales of 198 million and 410 million chipsets incorporating our technologies for the second quarter and first half of 2014, respectively, as compared to 281 million and 564 million for the comparable periods of 2013. The five largest royalty-paying customers accounted for 92% and 88% of our total royalty revenues for the second quarter and first half of 2014, respectively, as compared to 90% and 87% for the comparable periods of 2013.

As of June 30, 2014, 26 licensees were shipping products incorporating our technologies, as compared to 29 licensees as of June 30, 2013.

Geographic Revenue Analysis

	First Half 2014			First Half 2013			Second Quarter 2014			Second Quarter 2013
	(in millions, except percentages)
United States		$6.8	29%		$3.2	13%		$1.6	17%		$1.6	12%
Europe and Middle East (1)		$3.3	15%		$7.4	30%		$1.5	16%		$3.4	27%
Asia Pacific (2) (3) (4) (5)		$12.8	56%		$14.3	57%		$6.1	67%		$7.8	61%

(1) Germany	$	*)	*)		$3.5	14%	$	*)	*)		$1.8	14%
(2) China		$6.5	28%		$10.8	43%		$3.8	41%		$6.8	53%
(3) Taiwan		$3.1	14%	$	*)	*)	$	*)	*)	$	*)	*)
(4) S. Korea	$	*)	*)	$	*)	*)		$1.2	13%	$	*)	*)
(5) Japan	$	*)	*)	$	*)	*)		$1.0	11%	$	*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.4 million and $2.5 million for the second quarter and first half of 2014, respectively, as compared to $1.1 million and $2.7 million for the comparable periods of 2013. Cost of revenues accounted for 15% and 11% of our total revenues for the second quarter and first half of 2014, respectively, as compared to 9% and 11% for the comparable periods of 2013. The increase for the second quarter of 2014 principally reflected higher customization work for our licensees (which expenses are allocated from the research and development expense line) and higher salary and related costs. The decrease for the first half of 2014 principally reflected lower customization work for our licensees (which expenses are allocated from the research and development expense line) and lower subcontractor costs, partially offset by higher salary and related costs. Included in cost of revenues for the second quarter and first half of 2014 was a non-cash equity-based compensation expense of $56,000 and $114,000, respectively, as compared to $81,000 and $150,000 for the comparable periods of 2013.

Gross Margin

Gross margin for the second quarter and first half of 2014 was 85% and 89%, respectively, compared to 91% and 89% for the comparable periods of 2013. The decrease for the second quarter of 2014 mainly reflected lower overall revenues.

Operating Expenses

Total operating expenses were $10.1 million and $20.5 million for the second quarter and first half of 2014, respectively, as compared to $9.9 million and $19.1 million for the comparable periods of 2013. The increase in total operating expenses for the second quarter of 2014 principally reflected (i) higher salary and related costs as a result of a higher number of research and development personnel, and (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, partially offset by higher research grants received from the Office of Chief Scientist of Israel (the “OCS”) and lower marketing and trade shows activities. The increase in total operating expenses for the first half of 2014 principally reflected: (1) higher salary and related costs as a result of a higher number of research and development personnel, (2) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, (3) higher project-related expenses, and (4) higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS and the Seventh Framework Programme of the European Union.

We expect that as a result of the RivieraWaves acquisition in July 2014, our operating expenses will include, starting from the third quarter of 2014: (1) the ongoing RivieraWaves expenses, which is expected to be approximately an additional $1.2 million per quarter; and (2) costs related to the RivieraWaves employee retention plan, which is expected to be approximately $0.7 million per quarter in 2014 and approximately $0.3 to $0.5 million per quarter in 2015 and approximately $0.2 million in each of the first two quarters of 2016.

Research and Development Expenses, Net

Our research and development expenses, net were $6.1 million and $12.0 million for the second quarter and first half of 2014, respectively, as compared to $5.6 million and $10.7 million for the comparable periods of 2013. The net increase for the second quarter of 2014 principally reflected: (1) higher salary and related costs, including as a result of a higher number of research and development personnel, (2) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, (3) higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS. The net increase for the first half of 2014 principally reflected: (i) higher salary and related costs, including as a result of higher research and development personnel, (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, (3) higher project-related expenses, and (4) higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS and the Seventh Framework Programme of the European Union. Included in research and development expenses for the second quarter and first half of 2014 were non-cash equity-based compensation expenses of $533,000 and $1,134,000, respectively, as compared to $409,000 and $855,000 for the comparable periods of 2013. Research and development expenses as a percentage of our total revenues were 66% and 53% for the second quarter and first half of 2014, respectively, as compared to 44% and 43% for the comparable periods of 2013.

The number of research and development personnel was 143 at June 30, 2014, compared to 125 at June 30, 2013.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.2 million and $4.6 million for the second quarter and first half of 2014, respectively, as compared to $2.5 million and $4.9 million for the comparable periods of 2013. The decrease for the second quarter of 2014 principally reflected lower marketing and trade shows activities. The decrease for the first half of 2014 principally reflected lower commission expenses. Included in sales and marketing expenses for the second quarter and first half of 2014 were non-cash equity-based compensation expenses of $266,000 and $568,000, respectively, as compared to $332,000 and $628,000 for comparable periods of 2013. Sales and marketing expenses as a percentage of our total revenues were 24% and 20% for the second quarter and first half of 2014, respectively, compared to 20% for both the comparable periods of 2013.

The total number of sales and marketing personnel was 28 at the end of both June 30, 2014 and 2013.

General and Administrative Expenses

Our general and administrative expenses were $1.9 million and $3.9 million for the second quarter and first half of 2014, respectively, as compared to $1.7 million and $3.6 million for the comparable periods of 2013. The increase for both the second quarter and first half of 2014 principally reflected higher salary and related costs and higher professional services cost. Included in general and administrative expenses for the second quarter and first half of 2014 were non-cash equity-based compensation expenses of $493,000 and $1,045,000, respectively, as compared to $524,000 and $1,031,000 for the comparable periods of 2013. General and administrative expenses as a percentage of our total revenues were 20% and 17% for the second quarter and first half of 2014, respectively, as compared to 14% for both comparable periods of 2013.

The number of general and administrative personnel was 20 at June 30, 2014, compared to 23 at June 30, 2013.

Financial Income, Net (in millions)

	First Half 2014	First Half 2013	Second Quarter 2014	Second Quarter 2013
Financial income, net	$0.88	$1.44	$0.42	$0.71
of which:
Interest income and gains and losses from marketable securities, net	$0.93	$1.53	$0.46	$0.73
Foreign exchange loss	$(0.05)	$(0.09)	$(0.04)	$(0.02)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2014, principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.04 million and $0.05 million for the second quarter and first half of 2014, respectively, and a foreign exchange loss of $0.02 million and $0.09 million for the comparable periods of 2013.

Provision for Income Taxes

Our income tax benefit was $0.3 million and our income tax expenses were $0.3 million for the second quarter and first half of 2014, respectively, as compared to tax expenses of $0.3 million and $0.7 million for the comparable periods of 2013. The decrease for the second quarter and first half of 2014 primarily reflected less income before taxes. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first half of 2014, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first half of 2014. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first half of 2014. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had approximately $22.9 million in cash and cash equivalents, $57.6 million in short term bank deposits, $42.9 million in marketable securities, and $16.0 million in long term bank deposits, totaling $139.4 million, compared to $151.6 million at December 31, 2013. The decrease for the first half of 2014 principally reflected a share repurchase of $14.3 million. During the first half of 2014, we invested $58.3 million of cash in bank deposits and marketable securities with maturities up to 42 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $68.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2014. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014.

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

Operating Activities

Cash provided by operating activities for the first half of 2014 was $1.3 million and consisted of net income of $0.5 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $2.9 million. Adjustments for non-cash items primarily consisted of $3.2 million of depreciation and equity-based compensation expenses and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other current assets of $0.7 million, a decrease in accrued expenses and other payables of $0.7 million, and a decrease in accrued payroll and related benefits of $2.0 million, mainly as a result of bonus payments, partially offset by a decrease in trade receivables of $0.6 million.

Cash provided by operating activities for the first half of 2013 was $1.4 million and consisted of net income of $3.9 million, adjustments for non-cash items of $2.8 million, and changes in operating assets and liabilities of $5.3 million. Adjustments for non-cash items primarily consisted of $3.0 million of depreciation and equity-based compensation expenses, $0.2 million of realized gain, net, on sale of available-for-sale marketable securities, $0.8 million of amortization of premiums on available-for-sale marketable securities, and $0.7 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.0 million, an increase in prepaid expenses and other current assets of $0.8 million, an increase in deferred taxes, net of $0.5 million, a decrease in deferred revenues of $0.3 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $0.6 million, partially offset by an increase in income taxes payable of $0.5 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from the OCS and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities for the first half of 2014 was $10.2 million, compared to $8.8 million of net cash used in investing activities for the comparable period of 2013. We had a cash outflow of $18.8 million and a cash inflow of $43.8 million in respect of investments in marketable securities during the first half of 2014, as compared to cash outflow of $46.3 million and a cash inflow of $34.9 million in respect of investments in marketable securities during the first half of 2013. For the first half of 2014, we had net investment of $14.6 million in bank deposits, as compared to net proceeds of $3.5 million from bank deposits for the comparable period of 2013. We had a cash outflow of $0.2 million and $0.6 million during the first half of 2014 and 2013, respectively, from purchase of property and equipment. We had a cash outflow of $0.3 million during the first half of 2013 from minority investments in private companies.

Financing Activities

Net cash used in financing activities for the first half of 2014 was $12.8 million, compared to $3.4 million of net cash used in financing activities for the comparable period of 2013.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act. During the first half of 2014, we repurchased 929,685 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.35 per share, for an aggregate purchase price of $14.3 million. During the first half of 2013, we repurchased 304,738 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.92 per share, for an aggregate purchase price of $4.9 million.

During the first half of 2014, we received $1.5 million from the exercises of stock-based awards, as compared to $1.4 million received for the comparable period of 2013.

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

SUBSEQUENT EVENTS

In July 2014, we acquired RivieraWaves, a privately-held, French-based company and a leading provider of wireless connectivity IP for Wi-Fi® and Bluetooth® technologies. Under the terms of the agreement, we agreed to pay an aggregate of approximately $19 million to acquire RivieraWaves with $11,969,000 paid at closing and the remainder of the consideration to be paid upon the satisfaction of certain performance and other milestones. In addition, we established an employee retention plan for the former RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a quarterly basis for a period of two years after the acquisition. We currently anticipate that as a result of the acquisition, our initial goal is to reach shipments of 400 million units of royalty-bearing connected devices (exclusive of handsets) by 2018 and a 25% increase in our annual 2015 licensing revenues as compared to our historical revenue figures in the range of $22 million to $24 million.

In August 2014, we received a consideration of 756,700 Euro (approximately $1,014,000) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which we had a minority investment of 1,250,000 Euro (approximately $1,561,000), was acquired. Pursuant to the acquisition agreement, we may receive additional proceeds from the acquiror during the next five years based on achievement of certain performance and other milestones by Antcor.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS, and in some extent the Euro and the British Pound. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $45,000 and $57,000 for the second quarter and first half of 2014, respectively, and a foreign exchange loss of $17,000 and $85,000 for the comparable periods of 2013. The foreign exchange losses arose principally on the Euro and the NIS assets and liabilities as a result of the currency fluctuations of the Euro and the NIS against the U.S dollar.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2014, we recorded accumulated other comprehensive gain of $7,000 and $34,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2013, we recorded accumulated other comprehensive loss of $68,000 and $66,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2014, the amount of other comprehensive income from our forward and option contracts, net of taxes, was $18,000, which will be recorded in the consolidated statements of operations during the following six months. We recognized a net gain of $23,000 and $24,000 for the second quarter and first half of 2014, respectively, and a net gain of $188,000 and $288,000 for the comparable periods of 2013, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2014, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2014. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.46 million and $0.93 million for the second quarter and first half of 2014, respectively, as compared to $0.73 million and $1.53 million for the comparable periods of 2013. The decrease in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2014 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance,” (2) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Our business is dependent on licensing revenues which may vary period to period;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “Our operations in Israel may be adversely affected by instability in the Middle East region.” (8) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (9) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (10) insertion of the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” and (11) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.”

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our ability to integrate the RivieraWaves acquisition and the impact to operating expenses of such integration;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations of the Euro, the British Pound and NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel or EU grants;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The second quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter consumer product shipments. However, the magnitude of this second quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. Two customers accounted for 28% and 12% of our total revenues for the second quarter of 2014. Three customers accounted for 21%, 13% and 13% of our total revenues for the first half of 2014. One customer accounted for 28% and 21% of our total revenues for the second quarter and first half of 2014, respectively, and 47% and 32% for the comparable periods of 2013. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2014, and collectively represented 84% and 77% of our total royalty revenues for the second quarter and first half of 2014, respectively. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our DSP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 53% and 46% of our total revenues for the second quarter and first half of 2014, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Our total revenues derived solely from the handset baseband market represented 60% and 58% of our total revenues for the second quarter and first half of 2014, respectively, as compared to 78% and 60% for the comparable periods in 2013. A significant portion of such revenues from the handset baseband market is derived from feature phones. However, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Moreover, although next generation products generally have higher average selling prices, the shift towards LTE technology has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handsets and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 71% of our total revenues for the first half of 2014 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

One of our principal research and development facilities is located in Israel, and our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, including the current situation in Gaza, could significantly harm our business, operating results and financial condition.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Programme of the European Union. We received an aggregate of $1,381,000 for the first half of 2014. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $12.0 million for the first half of 2014 . We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed.

The acquisition of RivieraWaves consummated in July 2014. The integration of RivieraWaves involves a number of risks, including assimilation of new operations and personnel into CEVA, the management of additional operating expenses, the diversion of resources, including our management’s time and resources, from our existing business to facilitate the integration, coordination of the respective research and development, and sales and marketing personnel, and the maintenance of standards, controls, procedures and policies. In connection with the acquisition, we expect to incur additional operating expenses starting from the third quarter of 2014, including: (1) the ongoing RivieraWaves expenses, which is expected to be approximately an additional $1.2 million per quarter; and

(2) costs related to the RivieraWaves employee retention plan, which is expected to be approximately $0.7 million per quarter in 2014 and approximately $0.3 to $0.5 million per quarter in 2015 and approximately $0.2 million in each of the first two quarters of 2016. We cannot provide any assurances that such projected operating expenses will not increase or that we will not incur additional expenses to reflect costs associated with the acquisition or the integration of the RivieraWaves operations. Costs associated with the acquisition, or liabilities and expenses associated with the RivieraWaves operations, that exceed our expectations could materially affect our business, financial condition and results of operations. Furthermore, we cannot provide any assurances that we will realize the synergistic, strategic and financial benefits sought through the acquisition. We currently anticipate that as a result of the acquisition, our initial goal is to reach shipments of 400 million units of royalty-bearing connected devices (exclusive of handsets) by 2018 and a 25% increase in our annual 2015 licensing revenues as compared to our historical revenue figures in the range of $22 million to $24 million. Although we view the acquisition as a significant opportunity, we cannot provide any assurances that we will be successful in combining our DSP technology with RivieraWaves’ Wi-Fi connectivity technology to expand the addressable market, or that the combination would significantly increase our revenues.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2014 to April 30, 2014)	—	—	—	991,529
Month #2 (May 1, 2014 to May 31, 2014)	447,743	$14.40	447,743	543,786
Month #3 (June 1, 2014 to June 30, 2014)	246,323	$15.00	246,323	297,463
TOTAL	694,066	$14.62	694,066	297,463	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 11, 2014	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 11, 2014	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)