Form 10-Q
period 2014-09-30
CEVA INC
filed 2014-11-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,191,730 shares of common stock, $0.001 par value, as of November 4, 2014.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores, software and connectivity intellectual property in markets of connected devices and Internet-of Things (IoT) applications continues to progress;

•	Our expectation that as a result of our diversification strategy beyond cellular baseband and our progress in addressing new markets under the umbrella of the Internet-of-Things, we expect future royalty growth and a more diversified customer base, as well as significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 100 million royalty-bearing units annually in 2013 to 700-900 million units annually by 2018; this being in addition to our existing handset baseband business, which we believe will continue to be a significant growth driver for us;

•	Our belief that the following key elements represent growth drivers for us: (1) our established market presence in the cellular baseband market and the competitive edge such presence brings which allows us to address multiple market sectors, (2) our proven track record in cellular baseband processing technologies will allow us to expand to other cellular-related end products, including small cells, macrocells and machine-to-machine, (3) the market potential for feature enhancements in audio and voice processing, (4) the market potential for vision processing in the IoT, and (5) the expansion into the connectivity market through our acquisition of RivieraWaves which we anticipate will increase our addressable market size to 35 billion devices in 2020;

•	Our current anticipation that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million;

•	Our belief that our licensing pipeline continues to be healthy across all of our product lines, including our recently acquired RivieraWaves connectivity IP;

•	Our expectation that as a result of the RivieraWaves acquisition, our operating expenses will include,: (1) the ongoing RivieraWaves expenses, which is expected to be approximately an additional $1.2 million for the fourth quarter of 2014, (2) costs related to the RivieraWaves employee retention plan, which is expected to be approximately $0.7 million per quarter in 2014 and approximately $0.4 to $0.5 million per quarter in 2015 and approximately $0.2 million in each of the first two quarters of 2016, and (3) amortization of intangible assets and equity-based compensation expenses of $0.4 million;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Market data prepared by third parties, including ABI Research and Strategy Analytics.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$14,042	$24,117
Short term bank deposits	58,126	41,947
Marketable securities	39,491	68,464
Trade receivables	8,289	5,629
Deferred tax assets	4,780	3,457
Prepaid expenses and other current assets	4,578	1,996

Total current assets	129,306	145,610

Long term bank deposits	16,592	17,066
Severance pay fund	7,258	7,215
Deferred tax assets	810	955
Property and equipment, net	2,171	1,616
Investments in other companies	1,806	3,367
Intangible assets, net	6,130	—
Goodwill	46,415	36,498

Total long-term assets	81,182	66,717

Total assets	$210,488	$212,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,159	$1,085
Deferred revenues	2,315	623
Accrued expenses and other payables	6,558	2,882
Accrued payroll and related benefits	9,380	7,681
Income taxes payable, net	2,120	1,833
Deferred tax liabilities	553	73

Total current liabilities	22,085	14,177

Long term liabilities:
Accrued severance pay	7,351	7,255
Deferred tax liabilities	1,597	—

Total long-term liabilities	8,948	7,255

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at September 30, 2014 and December 31, 2013. 20,184,300 and 21,181,730 shares outstanding at September 30, 2014 and December 31, 2013, respectively	20	21
Additional paid in-capital	208,398	204,415
Treasury stock at cost (3,410,860 and 2,413,430 shares of common stock at September 30, 2014 and December 31, 2013, respectively)	(55,824)	(41,005)
Accumulated other comprehensive loss	(339)	(81)
Retained earnings	27,200	27,545

Total stockholders’ equity	179,455	190,895

Total liabilities and stockholders’ equity	$210,488	$212,327

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Revenues:
Licensing and related revenue	$20,989	$15,108	$8,728	$3,945
Royalties	15,998	19,826	5,370	6,060

Total revenues	36,987	34,934	14,098	10,005
Cost of revenues	3,737	3,799	1,255	1,131

Gross profit	33,250	31,135	12,843	8,874
Operating expenses:
Research and development, net	18,500	16,279	6,453	5,619
Sales and marketing	7,201	7,271	2,611	2,376
General and administrative	6,124	5,588	2,223	2,006
Amortization of intangible assets	326	—	326	—

Total operating expenses	32,151	29,138	11,613	10,001

Operating income (loss)	1,099	1,997	1,230	(1,127)
Financial income, net	943	2,053	66	617
Other loss	(404)	—	(404)	—

Income (loss) before taxes on income	1,638	4,050	892	(510)
Income taxes expense (benefit)	523	493	236	(187)

Net income (loss)	$1,115	$3,557	$656	$(323)

Basic and diluted net income (loss) per share	$0.05	$0.16	$0.03	$(0.01)

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	20,761	22,118	20,355	22,072

Diluted	21,132	22,601	20,667	22,072

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Net income (loss):	$1,115	$3,557	$656	$(323)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(126)	(171)	(114)	518
Reclassification adjustments for (gains) losses included in net income	(15)	(301)	1	(62)

Net change	(141)	(472)	(113)	456

Cash flow hedges:
Changes in unrealized gains (losses)	(219)	295	(279)	77
Reclassification adjustments for (gains) losses included in net income	35	(452)	59	(164)

Net change	(184)	(157)	(220)	(87)

Other comprehensive income (loss) before tax	(325)	(629)	(333)	369
Income tax benefit (expense) related to components of other comprehensive income (loss)	67	148	58	(123)

Other comprehensive income (loss), net of taxes	(258)	(481)	(275)	246

Comprehensive income (loss)	$857	$3,076	$381	$(77)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,115	$3,557
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	528	495
Amortization of intangible assets	326	—
Equity-based compensation	3,983	4,424
Realized gain, net on sale of available-for-sale marketable securities	(15)	(301)
Amortization of premiums on available-for-sale marketable securities	865	1,171
Accrued interest on bank deposits	(303)	(994)
Unrealized foreign exchange loss	416	16
Loss on realization of investment in other company	404	—
Changes in operating assets and liabilities:
Trade receivables	(2,318)	(2,902)
Prepaid expenses and other current assets	269	(231)
Deferred tax, net	(565)	(713)
Trade payables	(335)	(506)
Deferred revenues	1,584	(352)
Accrued expenses and other payables	(270)	(790)
Accrued payroll and related benefits	39	(437)
Income taxes payable	287	237
Accrued severance pay, net	58	62

Net cash provided by operating activities	6,068	2,736

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (see note 3)	(13,489)	—
Purchase of property and equipment	(758)	(826)
Investment in bank deposits	(39,564)	(31,000)
Proceeds from bank deposits	25,341	40,575
Investment in available-for-sale marketable securities	(24,368)	(59,127)
Proceeds from maturity of available-for-sale marketable securities	1,583	7,758
Proceeds from sale of available-for-sale marketable securities	50,767	38,867
Investments in other company	—	(934)
Proceeds from realization of investment in other company	1,011	—

Net cash provided by (used in) investing activities	523	(4,687)

Cash flows from financing activities:
Purchase of treasury stock	(18,657)	(7,189)
Proceeds from exercise of stock-based awards	2,377	2,385

Net cash used in financing activities	(16,280)	(4,804)
Effect of exchange rate movements on cash	(386)	(60)

Decrease in cash and cash equivalents	(10,075)	(6,815)
Cash and cash equivalents at the beginning of the period	24,117	18,422

Cash and cash equivalents at the end of the period	$14,042	$11,607

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$734	$789

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of programmable DSP cores and application-specific platforms, vision, imaging, audio and voice, as well as communications technologies, including wireless and wired modems, Wi-Fi® and Bluetooth®, and Serial ATA (SATA) and Serial Attached SCSI (SAS). CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies in the form of intellectual property (IP). These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3:	ACQUISITION OF RIVIERAWAVES

On July 4, 2014 (the “closing date”), the Company acquired 100% of the equity shares of RivieraWaves S.A. (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi® and Bluetooth® technologies. Under the terms of the agreement, the Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid following the closing date and the remaining amount of $3,700 is payable contingent upon the satisfaction of certain milestones (the “contingent consideration”). Settlement of the contingent consideration is expected to occur during the next 12 months. The contingent consideration is recognized as a liability at fair value. Any subsequent changes in the contingent consideration liability is included in financial income, net.

In addition, the Company incurred acquisition-related costs in an amount of $310, which were included in general and administrative expenses for the three and nine months ended September 30, 2014.

The acquisition has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of RivieraWaves acquired in the acquisition, based on their fair values on the closing date. The estimated fair values are preliminary and based on information that was available as of the closing date. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets. Thus the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the closing date.

The results of operations of the combined business, including the acquired business, have been included in the condensed consolidated financial statements as of the closing date. The primary rationale for this acquisition was to further expand CEVA’s non cellular baseband business into advanced technology offerings in connectivity, including Wi-Fi and Bluetooth IP. A significant portion of the acquisition price was recorded as goodwill due to the different synergies with RivieraWaves.

In addition, as part of the acquisition, the Company established an employee retention plan for the former RivieraWaves employees of approximately $3,400 to be payable on a semiannual basis for a period of two years after the closing date.

Details of the fair value of consideration transferred, the preliminary purchase price allocation, the identification of the assets acquired and liabilities assumed, and the consideration paid, on the date of closing of the acquisition, are as follows:

(a)	Consideration transferred:

Cash	$14,678
Fair value of contingent consideration	3,434

Total	$18,112

(b)	The preliminary purchase price allocation for the acquisition has been determined as follows:

Net assets (including cash in the amount of $1,189)	$3,220
Current technologies and other	6,506
Goodwill	9,917

Total assets	19,643

Liabilities:
Deferred tax liabilities, net	(1,531)

Total liabilities, net	(1,531)

Total	$18,112

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at September 30, 2014 and December 31, 2013:

	As at September 30, 2014 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$5,054	$4	$(19)	$5,039

Available-for-sale securities - matures after one year through three years:
Corporate bonds	34,668	21	(237)	34,452

Total	$39,722	$25	$(256)	$39,491

	As at December 31, 2013 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale securities - matures within one year:
Corporate bonds	$2,852	$6	$(3)	$2,855

Available-for-sale securities - matures after one year through three years:
Corporate bonds	65,702	134	(227)	65,609

Total	$68,554	$140	$(230)	$68,464

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of September 30, 2014	$24,213	$(203)	$9,399	$(53)
As of December 31, 2013	$28,535	$(208)	$4,278	$(22)

As of September 30, 2014 and December 31, 2013, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Gross realized gain from sale of available-for-sale marketable securities	$89	$322	$20	$66
Gross realized loss from sale of available-for-sale marketable securities	$(74)	$(21)	$(21)	$(4)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:	FAIR VALUE MEASUREMENT

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

The Company measures its marketable securities, foreign currency derivative contracts and contingent considerations at fair value. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments. The contingent consideration related to the RivieraWaves acquisition is classified within Level III as it is based on significant inputs not observable in the market.

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	September 30, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$39,491	$—	$39,491	$—

Liabilities:
Foreign exchange contracts	200	—	200	—
Contingent consideration	3,512	—	—	3,512

Total liabilities	3,712	—	200	3,512

Description	December 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$68,464	$—	$68,464	$—

Liabilities:
Foreign exchange contracts	16	—	16	—

NOTE 6:	INVESTMENT IN OTHER COMPANY

In August 2014, the Company received an initial consideration of 757 Euro (approximately $1,011) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which the Company had a minority investment, was acquired. In October 2014, the Company received an additional 17 Euro (approximately $21) and expects to receive an additional 99 Euro (approximately $125) within 12 months after closing of the acquisition, which amount is being held by the buyer to secure indemnification claims. Pursuant to the acquisition agreement, the Company may receive additional proceeds from the buyer during the next five years based on achievement of certain performance and other milestones by Antcor. During the three and nine months ended September 30, 2014, the Company recorded a loss of $404 from the sale of its investment in Antcor.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,						Three months ended September 30,
	2014 (unaudited)			2013 (unaudited)			2014 (unaudited)			2013 (unaudited)
Revenues based on customer location:
United States		$8,639			$4,706			$1,904			$1,482
Europe and Middle East (1)		4,272			10,722			934			3,297
Asia Pacific (2) (3) (4)		24,076			19,506			11,260			5,226

		$36,987			$34,934			$14,098			$10,005

(1) Germany	$		*)		$4,424		$		*)	$		*)
(2) China		$14,534			$15,214			$8,048			$4,385
(3) Taiwan		$3,735		$		*)	$		*)	$		*)
(4) S. Korea	$		*)	$		*)		$2,249		$		*)

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Customer A	22%	31%	23%	26%
Customer B	11%	*)	28%		*)
Customer C	*)	*)	15%		*)
Customer D	*)	13%	*)		*)

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8:	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Numerator:
Net income (loss)	$1,115	$3,557	$656	$(323)

Denominator (in thousands):
Weighted-average common stock outstanding	20,761	22,118	20,355	22,072
Effect of stock options and stock appreciation rights	371	483	312	—

Diluted weighted average common stock outstanding	21,132	22,601	20,667	22,072

Basic and diluted net income (loss) per share	$0.05	$0.16	$0.03	$(0.01)

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, was 2,448,690 and 2,287,802 shares for the three and nine months ended September 30, 2014, respectively, and 3,164,713 and 1,577,101 shares for the corresponding periods of 2013.

NOTE 9:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the nine months ended September 30, 2014). The options and SARs granted under the company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2014, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2013	3,115,972	$16.30
Options/SAR units granted (1)	323,500	15.26
Options/SAR units exercised	(119,424)	8.67
Options/SAR units forfeited or expired	(49,586)	18.18

Outstanding as of September 30, 2014 (2)	3,270,462	$16.45	4.5	$3,495,367

Exercisable as of September 30, 2014 (3)	1,998,752	$16.14	3.4	$3,495,367

(1)	Included 191,500 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,930,583 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,878,913 shares of the Company’s common stock issuable upon exercise.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of operations:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Cost of revenue	$159	$223	$45	$73
Research and development, net	1,575	1,489	441	634
Sales and marketing	753	1,021	185	393
General and administrative	1,496	1,691	451	660

Total equity-based compensation expense	$3,983	$4,424	$1,122	$1,760

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Expected dividend yield	0%	0%	0%	0%
Expected volatility	36%-52%	38%-54%	36%-51%	39%-53%
Risk-free interest rate	0.1%-2.5%	0.1%-2.5%	0.1%-2.2%	0.1%-2.0%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	5%	5%	—	—
Contractual term of up to	10 Years	10 Years	7 Years	7 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	—	—

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Expected dividend yield	0%	0%	0%	0%
Expected volatility	29%-52%	34%-53%	29%	34%-52%
Risk-free interest rate	0.1%-0.2%	0.1%-0.2%	0.1%	0.1%-0.2%
Expected forfeiture	0%	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months	24 months

As of September 30, 2014, there was $4,136 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 10:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2014 and December 31, 2013, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,030 and $720, respectively.

Other derivative instruments that are not qualified as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. As of September 30, 2014 and December 31, 2013, there were no derivatives not qualified as hedging instruments held by the Company.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at September 30,	As at December 31,
	2014 (Unaudited)	2013 (Audited)
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$183	$—
Foreign exchange forward contracts	17	16

Total	$200	$16

The Company recorded the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The increase in unrealized gains (loss) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(198)	$108	$(226)	$15
Foreign exchange forward contracts	(21)	187	(53)	62

	$(219)	$295	$(279)	$77

The net (gains) loss reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$15	$(266)	$26	$(108)
Foreign exchange forward contracts	20	(186)	33	(56)

	$35	$(452)	$59	$(164)

The Company recorded in cost of revenues and operating expenses a net loss of $59 and $35 during the three and nine months ended September 30, 2014, respectively, and a net gain of $164 and $452 for the comparable periods of 2013, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a gain of $0 and $112 during the three and nine months ended September 30, 2013, respectively, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during the three and nine months ended September 30, 2014.

NOTE 11:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss):

Three months ended September 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(118)	$20	$34	$(64)
Other comprehensive income (loss) before reclassifications	(114)	(279)	65	(328)
Amounts reclassified from accumulated other comprehensive income (loss)	1	59	(7)	53

Net current period other comprehensive income (loss)	(113)	(220)	58	(275)

Ending balance	$(231)	$(200)	$92	$(339)

Nine months ended September 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(90)	$(16)	$25	$(81)
Other comprehensive income (loss) before reclassifications	(126)	(219)	66	(279)
Amounts reclassified from accumulated other comprehensive income (loss)	(15)	35	1	21

Net current period other comprehensive income (loss)	(141)	(184)	67	(258)

Ending balance	$(231)	$(200)	$92	$(339)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Three months ended September 30, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$(704)	$146	$191	$(367)
Other comprehensive income (loss) before reclassifications	518	77	(160)	435
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	(164)	37	(189)

Net current period other comprehensive income (loss)	456	(87)	(123)	246

Ending balance	$(248)	$59	$68	$(121)

Nine months ended September 30, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax (expense) benefit	Total
Beginning balance	$224	$216	$(80)	$360
Other comprehensive income (loss) before reclassifications	(171)	295	14	138
Amounts reclassified from accumulated other comprehensive income (loss)	(301)	(452)	134	(619)

Net current period other comprehensive income (loss)	(472)	(157)	148	(481)

Ending balance	$(248)	$59	$68	$(121)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Operations
	Nine months ended September 30,		Three months ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Unrealized losses on cash flow hedges	$(2)	$13	$(2)	$4	Cost of revenues
	(28)	374	(48)	138	Research and development
	(3)	27	(5)	8	Sales and marketing
	(2)	38	(4)	14	General and administrative

	(35)	452	(59)	164	Total, before income taxes
	3	(46)	6	(17)	Provision for income taxes

	(32)	406	(53)	147	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	15	301	(1)	62	Financial income, net
	(4)	(88)	1	(20)	Provision for income taxes

	11	213	—	42	Total, net of income taxes

	$(21)	$619	$(53)	$189	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12:	SHARE REPURCHASE PROGRAM

In July 2013, the Company’s Board of Directors authorized the repurchase by the Company of an additional 2,000,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

During the third quarter of 2014, the Company repurchased 297,463 shares of common stock at an average purchase price of $14.74 per share for an aggregate purchase price of $4,385. During the third quarter of 2013, the Company repurchased 138,200 shares of common stock at an average purchase price of $16.92 per share for an aggregate purchase price of $2,338. During the nine months ended September 30, 2014, the Company repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18,657. During the nine months ended September 30, 2013, the Company repurchased 442,938 shares of common stock at an average purchase price of $16.23 per share for an aggregate purchase price of $7,189. As of September 30, 2014, there were no shares of common stock available for repurchase pursuant to the Company’s share repurchase program.

In October 2014, the Company’s Board of Directors authorized the repurchase by the Company of an additional 1,000,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

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

NOTE 13:	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

CEVA is the world’s leading licensor of DSP-based IP platforms for communications, vision, audio and voice, connectivity technologies such as Wi-Fi® and Bluetooth®, and Serial ATA (SATA) and Serial Attached SCSI (SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. In 2013, our licensees shipped more than one billion CEVA-powered chipsets targeted for a wide range of diverse end markets. To date, more than 5.5 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many of the leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Lenovo, LG, Nokia, Samsung, TCL, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 35% of the worldwide shipment volume in the second quarter of 2014.

In July 2014, we acquired 100% of the equity shares of RivieraWaves S.A. (“RivieraWaves”), a privately held, French based company and a leading provider of wireless connectivity intellectual property for Wi-Fi® and Bluetooth® technologies. Under the terms of the agreement, we agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid following the closing of the acquisition and the remainder is payable contingent upon the satisfaction of certain milestones. Settlement of the contingent consideration is expected to occur during the next 12 months. In addition, we established an employee retention plan for the former RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a semiannual basis for a period of two years after closing of the acquisition.

We believe the adoption of our DSP cores, software and connectivity intellectual property in markets of connected devices and Internet-of Things (IoT) applications continues to progress. Applications for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, industrial, medical and more. As a testament to our progress in these markets, during the third quarter of 2014, we signed six new licensing agreements for our connectivity IPs and two DSP licenses for customers who will take our DSPs into vision for surveillance equipment, action cameras and machine-to-machine communications. In addition, we signed two deals with strategic customers in the LTE mobile and LTE infrastructure markets. Overall, seven out of the ten deals signed in the third quarter were with first-time customers. We anticipate this expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the Company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets – as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi in base stations, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address multiple market sectors.

•	Our proven track record in cellular baseband processing technologies, in particular our pioneering position in software-defined radio, allows us to expand into other cellular-related end products, including small cells, macrocells and machine-to-machine.

•	Together with our presence in cellular-based machine-to-machine, small cells and macrocells, our recent acquisition of RivieraWaves, a leading licensor of Wi-Fi and Bluetooth connectivity IP, allows us to expand further into the Wi-Fi and Bluetooth smart connectivity with Internet-of-Things applications. This acquisition substantially increases our overall addressable market to cover all categories of connected devices. Our addressable market size is expected to be 35 billion devices in 2020, per recent data from ABI Research.

•

The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers a new growth segment for the company. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enable our customers to significantly differentiate their products and feature sets. Our proven track record in audio/voice, with more than 3.5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in the IoT offers a new growth segment for the company. Our CEVA-MM3101 platform is the most mature technology today that offers a unified software-based vision platform that can support these future developments. As a testament to this, we have ten customers to date addressing this new growth segment with our CEVA-MM3101 platform, including three mobile OEMs. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

As a result of our diversification strategy beyond cellular baseband and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-cellular baseband applications over the next few years, up from approximately 100 million royalty-bearing units annually in 2013 to 700-900 million units annually by 2018. This will be in addition to our existing handset baseband business, which we believe will continue to be a significant growth driver for us. Moreover, we currently anticipate that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, cellular baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom, as well as the slower than expected market adoption of LTE technologies, have negatively impacted our royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $14.1 million and $37.0 million for the third quarter and first nine months of 2014, respectively, representing an increase of 41% and 6%, respectively, as compared to the corresponding periods in 2013. The increase in total revenues for the third quarter and first nine months of 2014 reflected higher licensing and related revenues, offset by lower royalty revenues.

Five largest customers accounted for 77% and 58% of our total revenues for the third quarter and first nine months of 2014, respectively, as compared to 59% and 66% for the comparable periods in 2013. Three customers accounted for 23%, 28% and 15% of our total revenues for the third quarter of 2014, as compared to one customer that accounted for 26% of our total revenues for the third quarter of 2013. Two customers accounted for 22% and 11% of our total revenues for the first nine months of 2014, as compared to two customers that accounted for 31% and 13% of our total revenues for the first nine months of 2013. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2014, and collectively represented 73% of our total royalty revenues for the third quarter of 2014; three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2014, and collectively represented 79% of our total royalty revenues for the first nine months of 2014. Four royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2013, and collectively represented 82% of our total royalty revenues for both the third quarter and first nine months of 2013. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived solely from the cellular baseband market represented 45% and 53% of our total revenues for the third quarter and first nine months of 2014, respectively, as compared to 54% and 62% for the comparable periods in 2013.

Licensing and Related Revenues

Licensing and related revenues were $8.7 million and $21.0 million for the third quarter and first nine months of 2014, respectively, representing an increase of 121% and 39% for the third quarter and first nine months of 2014, respectively, as compared to the corresponding periods in 2013. The increase in licensing and related revenues for the third quarter of 2014 reflected higher revenues from our CEVA-X DSP core family of products and higher revenues from our CEVA-TeakLite core family of products. The increase in licensing and related revenues for the first nine months of 2014 reflected higher revenues from our CEVA-TeakLite core family of products, partially offset by lower revenues from our CEVA-X DSP core family of products.

Licensing and related revenues accounted for 62% and 57% of our total revenues for the third quarter and first nine months of 2014, respectively, compared to 39% and 43% for the comparable periods of 2013. During the third quarter of 2014, we concluded 10 new license agreements. Four agreements were for CEVA DSP cores, platforms and software, and six agreements were for CEVA connectivity IP. Target applications for customer deployment are LTE-Advanced handsets, mobile infrastructure, vision for surveillance equipment and digital cameras, access points and wearables. Geographically, six of the agreements concluded were in the Asia Pacific, three were in U.S and one was in Europe.

Royalty Revenues

Royalty revenues were $5.4 million and $16.0 million for the third quarter and first nine months of 2014, respectively, a decrease of 11% and 19% from the third quarter and first nine months of 2013. Royalty revenues accounted for 38% and 43% of our total revenues for the third quarter and first nine months of 2014, respectively, as compared to 61% and 57% for the comparable periods of 2013. The decrease in royalty revenues for the third quarter of 2014 was both for cellular baseband and non-baseband royalty revenues and reflect: (1) a decrease in non-baseband units and average selling prices due to a different products mix, (2) an increase in cellular baseband units offset by a decrease in the average selling prices due to a different products mix (higher volume of feature phones at lower prices and a lower volume of low cost smartphones which bear higher prices). The decrease in royalty revenues for the first nine months of 2014 reflected a decrease in volume shipments of both cellular baseband and non-baseband, reflecting overall lower royalty revenues.

Our customers reported sales of 216 million and 626 million chipsets incorporating our technologies for the third quarter and first nine months of 2014, respectively, as compared to 200 million and 764 million for the comparable periods of 2013. The five largest royalty-paying customers accounted for 91% and 87% of our total royalty revenues for the third quarter and first nine months of 2014, respectively, as compared to 86% and 87% for the comparable periods of 2013.

As of September 30, 2014 and 2013, 29 licensees were shipping products incorporating our technologies.

Geographic Revenue Analysis

	Nine months 2014				Nine months 2013				Third Quarter 2014				Third Quarter 2013
	(in millions, except percentages)
United States		$8.6		23%		$4.7		13%		$1.9		13%		$1.5		15%
Europe and Middle East (1)		$4.3		12%		$10.7		31%		$0.9		7%		$3.3		33%
Asia Pacific (2) (3) (4)		$24.1		65%		$19.5		56%		$11.3		80%		$5.2		52%

(1) Germany	$		*)	*)		$4.4		13%	$		*)	*)	$		*)	*)
(2) China		$14.5		39%		$15.2		44%		$8.0		57%		$4.4		44%
(3) Taiwan		$3.7		10%	$		*)	*)	$		*)	*)	$		*)	*)
(4) S. Korea	$		*)	*)	$		*)	*)		$2.2		16%	$		*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.3 million and $3.7 million for the third quarter and first nine months of 2014, respectively, as compared to $1.1 million and $3.8 million for the comparable periods of 2013. Cost of revenues accounted for 9% and 10% of our total revenues for the third quarter and first nine months of 2014, respectively, as compared to 11% for both the comparable periods of 2013. The increase for the third quarter of 2014 principally reflected higher salary and related costs. The decrease for the first nine months of 2014 principally reflected lower customization work for our licensees (which expenses are allocated from the research and development expense line) and lower subcontractor costs, partially offset by higher salary and related costs. Included in cost of revenues for the third quarter and first nine months of 2014 was a non-cash equity-based compensation expense of $45,000 and $159,000, respectively, as compared to $73,000 and $223,000 for the comparable periods of 2013.

Gross Margin

Gross margin for the third quarter and first nine months of 2014 was 91% and 90%, respectively, compared to 89% for both the comparable periods of 2013. The increase for both the third quarter and first nine months of 2014 mainly reflected higher overall revenues.

Operating Expenses

Total operating expenses were $11.6 million and $32.2 million for the third quarter and first nine months of 2014, respectively, as compared to $10.0 million and $29.1 million for the comparable periods of 2013. The increase in total operating expenses for the third quarter and first nine months of 2014 principally reflected higher salary and related costs as a result of: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the former RivieraWaves employees; (iii) retention costs for the former RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS. The increase for the third quarter and first nine months of 2014 also reflected, to some extent, higher project related expenses, higher professional services cost, higher commission expenses and amortization charges for intangible assets associated with the acquisition of RivieraWaves, partially offset by significantly higher than normal research grants received from the Office of Chief Scientist of Israel (the “OCS”) and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $6.5 million and $18.5 million for the third quarter and first nine months of 2014, respectively, as compared to $5.6 million and $16.3 million for the comparable periods of 2013. The net increase for the third quarter of 2014 principally reflected: (1) higher salary and related costs, which mainly include: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the former RivieraWaves employees; (iii) retention costs for the former RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (2) higher project-related expenses, partially offset by significantly higher than normal research grants received from the OCS and lower non-cash equity-based compensation expenses. The net increase for the first nine months of 2014 principally reflected: (1) higher salary and related costs, which mainly include: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the former RivieraWaves employees; (iii) retention costs for the former RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (2) higher project-related expenses, partially offset by significantly higher than normal research grants received from the OCS. Included in research and development expenses for the third quarter and first nine months of 2014 were non-cash equity-based compensation expenses of $441,000 and $1,575,000, respectively, as compared to $634,000 and $1,489,000 for the comparable periods of 2013. Research and development expenses as a percentage of our total revenues were 46% and 50% for the third quarter and first nine months of 2014, respectively, as compared to 56% and 47% for the comparable periods of 2013.

The number of research and development personnel was 171 at September 30, 2014, compared to 131 at September 30, 2013.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.6 million and $7.2 million for the third quarter and first nine months of 2014, respectively, as compared to $2.4 million and $7.3 million for the comparable periods of 2013. The increase for the third quarter of 2014 principally reflected higher commission expenses, partially offset by lower non-cash equity-based compensation expenses. The slight decrease for the first nine months of 2014 principally reflected lower non-cash equity-based compensation expenses, partially offset by higher commission expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2014 were non-cash equity-based compensation expenses of $185,000 and $753,000, respectively, as compared to $393,000 and $1,021,000 for comparable periods of 2013. Sales and marketing expenses as a percentage of our total revenues were 19% for both the third quarter and first nine months of 2014, compared to 24% and 21% for the comparable periods of 2013.

The total number of sales and marketing personnel was 30 at September 30, 2014, compared to 29 at September 30, 2013.

General and Administrative Expenses

Our general and administrative expenses were $2.2 million and $6.1 million for the third quarter and first nine months of 2014, respectively, as compared to $2.0 million and $5.6 million for the comparable periods of 2013. The increase for both the third quarter and first nine months of 2014 principally reflected higher salary and related costs and higher professional services cost, partially offset by lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2014 were non-cash equity-based compensation expenses of $451,000 and $1,496,000, respectively, as compared to $660,000 and $1,691,000 for the comparable periods of 2013. General and administrative expenses as a percentage of our total revenues were 16% and 17% for the third quarter and first nine months of 2014, respectively, as compared to 20% and 16% for the comparable periods of 2013.

The number of general and administrative personnel was 22 at September 30, 2014, compared to 23 at September 30, 2013.

Amortization of intangible assets

Our amortization charges were $0.3 million for both the third quarter and first nine months of 2014. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of September 30, 2014, the net amount of intangible assets was $6.1 million.

Financial Income, Net (in millions)

	Nine months 2014	Nine months 2013	Third Quarter 2014	Third Quarter 2013
Financial income, net	$0.94	$2.05	$0.06	$0.62
of which:
Interest income and gains and losses from marketable securities, net	$1.31	$2.15	$0.38	$0.63
Foreign exchange loss	$(0.29)	$(0.10)	$(0.24)	$(0.01)
Changes in fair value related to contingent consideration	$(0.08)	—	$(0.08)	—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The decrease in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2014, principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the third quarter of 2014, our Euro cash balances increased significantly beyond our regular Euro liabilities as a result of the acquisition of RivieraWaves. This has resulted in an increase in foreign exchange loss during the third quarter and first nine months of 2014 because of a significant devaluation of our Euro cash balances, especially the Euro cash balances acquired in the RivieraWaves acquisition, as the U.S. dollar strengthened significantly in the third quarter of 2014 as compared to the Euro.

Other loss

In August 2014, we received a consideration of 756,700 Euro (approximately $1,011,000) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which we had a minority investment was acquired. In October 2014, we received an additional 17 Euro (approximately $21) and expect to receive an additional 99 Euro (approximately $125) within twelve months after closing, which is being held by the buyer to secure indemnification claims. Pursuant to the acquisition agreement, we may receive additional proceeds from the buyer during the next five years based on achievement of certain performance and other milestones by Antcor. We recorded a capital loss of $0.4 million for the third quarter and first nine months of 2014 from the sale of our investment in Antcor as a result of the acquisition.

Provision for Income Taxes

Our income tax expenses were $0.2 million and $0.5 million for the third quarter and first nine months of 2014, respectively, as compared to tax benefit of $0.2 million and tax expense of $0.5 million for the comparable periods of 2013. The increase for the third quarter of 2014 primarily reflected higher income before taxes, partially offset by income tax benefit related to the RivieraWaves acquisition. The net change for the first nine months of 2014 primarily reflected: (1) the utilization of losses carried forward in a certain tax jurisdiction which were higher in the first nine months of 2013, (2) a higher tax rate for our Israeli subsidiary as a result of an increase in the tax rate of one of its investment programs from a tax rate of 10% in 2013 to a tax rate of 26.5% for this investment program in 2014, partially offset by lower income before taxes and the income tax benefit related to the RivieraWaves acquisition. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its trade.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first nine months of 2014, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first nine months of 2014. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first nine months of 2014. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had approximately $14.0 million in cash and cash equivalents, $58.1 million in short term bank deposits, $39.5 million in marketable securities, and $16.6 million in long term bank deposits, totaling $128.2 million, compared to $151.6 million at December 31, 2013. The decrease for the first nine months of 2014 principally reflected cash used for the acquisition of RivieraWaves, net of cash acquired, of $13.5 million, and a share repurchase of $18.7 million, partially offset by net cash provided by operating activities of $6 million. During the first nine months of 2014, we invested $63.9 million of cash in bank deposits and marketable securities with maturities up to 39 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $77.7 million. Part of the marketable securities sold during the first nine months of 2014 was to finance the $13.5 million cash payment, net, made to RivieraWaves in connection with the acquisition, and the $18.7 million cash payment made to repurchase our shares of common stock pursuant to our share repurchase program. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2014. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2014 was $6.1 million and consisted of net income of $1.1 million, adjustments for non-cash items of $6.2 million, and changes in operating assets and liabilities of $1.2 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, $4.0 million of equity-based compensation expenses, $0.9 million of amortization of premiums on available-for-sale marketable securities, $0.3 million of accrued interest on bank deposits, $0.4 million of unrealized foreign exchange loss and $0.4 of loss on sale of investment in Antcor. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.3 million, an increase in deferred tax assets, net, of $0.6 million, a decrease in trade payables of $0.4 million, and a decrease in accrued expenses and other payables of $0.3 million, partially offset by an increase in deferred revenues of $1.6 million, a decrease in prepaid expenses and other current assets of $0.3 million, and an increase in income tax payable of $0.3 million.

Cash provided by operating activities for the first nine months of 2013 was $2.7 million and consisted of net income of $3.5 million, adjustments for non-cash items of $4.8 million, and changes in operating assets and liabilities of $5.6 million. Adjustments for non-cash items primarily consisted of $0.5 million of depreciation, $4.4 million of equity-based compensation expenses, $0.3 million of realized gain, net, on sale of available-for-sale marketable securities, $1.2 million of amortization of premiums on available-for-sale marketable securities, and $1.0 million of accrued interest on bank deposits. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.9 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in deferred taxes, net, of $0.7 million, a decrease in trade payables of $0.5 million, a decrease in deferred revenues of $0.3 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $0.4 million, partially offset by an increase in income tax payable of $0.2 million.

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

Investing Activities

Net cash provided by investing activities for the first nine months of 2014 was $0.5 million, compared to $4.7 million of net cash used in investing activities for the comparable period of 2013. We had a cash outflow of $24.4 million and a cash inflow of $52.4 million in respect of investments in marketable securities during the first nine months of 2014 (to some extent, to finance the $13.5 million cash payment, net, made to RivieraWaves in connection with the acquisition), as compared to cash outflow of $59.1 million and a cash inflow of $46.6 million in respect of investments in marketable securities during the first nine months of 2013. For the first nine months of 2014, we had net investment of $14.2 million in bank deposits, as compared to net proceeds of $9.6 million from bank deposits for the comparable period of 2013. We had a cash outflow of $0.8 million during both the first nine months of 2014 and 2013 from purchase of property and equipment. We had a cash inflow of $1.0 million during the first nine months of 2014 from sale of investment in Antcor. We had a cash outflow of $0.9 million during the first nine months of 2013 from minority investments in private companies.

Financing Activities

Net cash used in financing activities for the first nine months of 2014 was $16.3 million, compared to $4.8 million of net cash used in financing activities for the comparable period of 2013.

In January 2012, our Board of Directors reaffirmed its authorization for the repurchase by the company of 1,966,700 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act. During the first nine months of 2014, we repurchased 1,227,148 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.20 per share, for an aggregate purchase price of $18.7 million. During the first nine months of 2013, we repurchased 442,938 shares of common stock pursuant to our share repurchase program, at an average purchase price of $16.23 per share, for an aggregate purchase price of $7.2 million. In October 2014, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.

During both the first nine months of 2014 and 2013, we received $2.4 million from the exercises of stock-based awards.

We believe that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors – We may seek to expand our business in ways that could result in diversion of resources and extra expenses.” for more detailed information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the third quarter of 2014, our Euro cash balances increased significantly beyond our regular Euro liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $291,000 and $234,000 for the third quarter and first nine months of 2014, respectively, and a foreign exchange loss of $12,000 and $97,000 for the comparable periods of 2013. The foreign exchange losses during the third quarter and first nine months of 2014 principally reflected a significant devaluation of our Euro cash balances, especially the Euro cash balances acquired in the RivieraWaves acquisition, as the U.S. dollar strengthened significantly in the third quarter of 2014 as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2014, we recorded accumulated other comprehensive loss of $196,000 and $162,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2013, we recorded accumulated other comprehensive loss of $76,000 and $142,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2014, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $178,000, which will be recorded in the consolidated statements of operations during the following three months. We recognized a net loss of $35,000 and $59,000 for the third quarter and first nine months of 2014, respectively, and a net gain of $164,000 and $452,000 for the comparable periods of 2013, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2014, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2014. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.38 million and $1.31 million for the third quarter and first nine months of 2014, respectively, as compared to $0.63 million and $2.15 million for the comparable periods of 2013. The decrease in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2014 principally reflected less combined cash, bank deposits and marketable securities balances held and lower yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance,” (2) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Our business is dependent on licensing revenues which may vary period to period;” (4) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (5) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (7) changes to the Risk Factor below entitled “Our operations in Israel may be adversely affected by instability in the Middle East region.” (8) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (9) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (10) insertion of the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” (11) changes to the Risk Factor below entitled “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (12) changes to the Risk Factor below entitled “Our success will depend on our ability to successfully manage our geographically dispersed operations;” (13) changes to the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” (14) changes to the Risk Factor below entitled “We depend on market acceptance of third-party semiconductor intellectual property;” and (15) the addition of a new Risk Factor below entitled “Our failure to maintain certain research tax benefits applicable to French technology companies may adversely affect the results of operations of our RivieraWaves operations.”

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues.

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP and connectivity markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in DSP cores for the audio and vision space with Verisilicon, Cadence and Synopsys;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP extensions to their IP) providers, such as ARM Holdings and Imagination Technologies (resulting from its acquisition of MIPS Technologies),;

•	we compete with internal engineering teams at companies such as Broadcom, Mediatek, Qualcomm and Samsung that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in DSP cores for the vision space with GPU IP providers such as ARM, Imagination Technologies and Vivante; and

•	we compete in connectivity technologies (Bluetooth® and Wi-Fi®) with Mindtree, Imagination, SunRise and in house designs.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of DSP and connectivity technologies performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our ability to integrate the RivieraWaves acquisition and the impact to operating expenses of such integration;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly of the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. Three customers accounted for 23%, 28% and 15% of our total revenues for the third quarter of 2014. Two customers accounted for 22% and 11% of our total revenues for the first nine months of 2014. One customer accounted for 23% and 22% of our total revenues for the third quarter and first nine months of 2014, respectively, and 26% and 31% for the comparable periods of 2013. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2014, and collectively represented 73% of our total royalty revenues for the third quarter of 2014. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2014, and collectively represented 79% of our total royalty revenues for the first nine months of 2014. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our DSP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with the newly acquired RivieraWaves operations associated with Bluetooth® and Wi-Fi® connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 38% and 43% of our total revenues for the third quarter and first nine months of 2014, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends or changes in products mix. For example, our royalty revenues decreased in 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

We generate a significant amount of our total revenues from the cellular baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Our total revenues derived solely from the cellular baseband market represented 45% and 53% of our total revenues for the third quarter and first nine months of 2014, respectively, as compared to 54% and 62% for the comparable periods in 2013. A significant portion of such revenues from the cellular baseband market is derived from feature phones. However, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Moreover, although next generation products generally have higher average selling prices, the shift towards LTE technology has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handsets and mobile broadband markets, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the cellular baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, the handsets and mobile markets can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. For example, our royalty revenues decreased in the first three quarters of 2014, 2013 and 2012 in connection with a significant decline in the average selling prices of low-cost feature phones. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the cellular baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our royalties from licenses and therefore the growth of our business are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly competitive, cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

We depend on market acceptance of third-party semiconductor intellectual property.

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs and connectivity IP towards third-party licensing. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new end devices and usage models such as IoT, ADAS, cellular connected tablets and PCs, and the adoption of new services in emerging markets, such as low cost smartphones for first time users and LTE smartphones in China. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 77% of our total revenues for the first nine months of 2014 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our employees are located in Israel and recently we added French employees after the RivieraWaves acquisition. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Programme of the European Union. We received an aggregate of $3,723,000 for the first nine months of 2014. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

Our failure to maintain certain research tax benefits applicable to French technology companies may adversely affect the results of operations of our RivieraWaves operations.

Pursuant to our acquisition of the RivieraWaves operations, we will benefit from certain research tax credits applicable to French technology companies, including, for example, the CIR. The CIR is a French tax credit aimed at stimulating research activities. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded annually. The French Parliament can decide to eliminate, or reduce the scope or the rate of, the CIR benefit, at any time or challenge our eligibility or calculations for such tax credits, all of which may have an adverse impact on our results of operations and future cash flows.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $18.5 million for the first nine months of 2014. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. Our research and expense levels have increased from the third quarter of 2014 after the acquisition of RivieraWaves. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to meet the changing needs of our end-users or address evolving market demands, our business may be harmed.

The markets for programmable DSP cores and application IP, as well as the new Bluetooth® and Wi-Fi® connectivity technologies are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards, on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business.

If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed.

The acquisition of RivieraWaves consummated in July 2014. The integration of RivieraWaves involves a number of risks, including assimilation of new operations and personnel into CEVA, the management of additional operating expenses, the diversion of resources, including our management’s time and resources, from our existing business to facilitate the integration, coordination of the respective research and development, and sales and marketing personnel, and the maintenance of standards, controls, procedures and policies. In connection with the acquisition, we incurred additional operating expenses starting from the third quarter of 2014, including: (1) the ongoing RivieraWaves expenses, which is expected to be approximately an additional $1.2 million for the fourth quarter; (2) costs related to the RivieraWaves employee retention plan, which is expected to be approximately $0.7 million per quarter in 2014 and approximately $0.4 to $0.5 million per quarter in 2015 and approximately $0.2 million in each of the first two quarters of 2016; and (3) amortization of intangible assets and equity-based compensation expenses of $0.4 million. We cannot provide any assurances that such projected operating expenses will not increase or that we will not incur additional expenses to reflect costs associated with the acquisition or the integration of the RivieraWaves operations. Costs associated with the acquisition, or liabilities and expenses associated with the RivieraWaves operations, that exceed our expectations could materially affect our business, financial condition and results of operations. Furthermore, we cannot provide any assurances that we will realize the synergistic, strategic and financial benefits sought through the acquisition. We currently anticipate that as a result of the acquisition, our initial goal is to reach shipments of 400 million units of royalty-bearing connected devices (exclusive of handsets) by 2018 and a 25% increase in our annual 2015 licensing revenues as compared to our historical revenue figures in the range of $22 million to $24 million. Although we view the acquisition as a significant opportunity, we cannot provide any assurances that we will be successful in combining our DSP technology with RivieraWaves’ Bluetooth and Wi-Fi connectivity technologies to expand the addressable market, or that the combination would significantly increase our revenues.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France, and a substantial portion of our taxable income is generated there. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli, Irish and French operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreigner Corporation rules.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2014 to July 31, 2014)	—	—	—	297,463
Month #2 (August 1, 2014 to August 31, 2014)	142,777	$14.54	142,777	154,686
Month #3 (September 1, 2014 to September 30, 2014)	154,686	$14.93	154,686	—
TOTAL	297,463	$14.74	297,463	—	(2)

(1)	In January 2012, our Board of Directors reaffirmed its authorization for the repurchase of 1,966,700 shares of our common stock all pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In July 2013, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act. In October 2014, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 10, 2014	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 10, 2014	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)