Form 10-K
period 2014-12-31
CEVA INC
filed 2015-03-13
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $164,036,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2014. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2015
Common Stock, $0.001 par value per share	20,563,580 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores, connectivity IP and software platforms in markets of connected devices and Internet-of Things (IoT) applications continues to progress;

•	Our expectation that as a result of our diversification strategy beyond cellular baseband and our progress in addressing new markets under the umbrella of the Internet-of-Things, we expect future royalty growth and a more diversified customer base, as well as significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 86 million units annually in 2014 to 700-900 million units annually by 2018; this being in addition to our existing handset baseband business, which we believe will continue to be a significant revenue growth driver for us;

•	Our belief that the following key elements are the drivers for our growth: (1) our established market presence in the cellular baseband market in particular in the feature phone apace and the competitive edge such presence brings which allows us to address the 3G and LTE segments in emerging markets and other cellular enabled devices such as tablets, (2) our proven track record in cellular baseband processing technologies will allow us to expand to other cellular-related end products, including small cells, macrocells and machine-to-machine, (3) the market potential for feature enhancements in audio and voice processing, (4) the market potential for vision processing in the IoT, and (5) the expansion into the connectivity market through our acquisition of RivieraWaves which we anticipate will increase our addressable market size to 35 billion devices in 2020;

•	Our current anticipation that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million;

Our belief that our licensing pipeline continues to be healthy across all of our product lines, including our recently acquired RivieraWaves connectivity IP;

•	Our expectation that as a result of the RivieraWaves acquisition, our operating expenses will include,: (1) the ongoing RivieraWaves expenses, which is expected to be approximately $1.7 million per quarter in 2015 (including costs related to the RivieraWaves employee retention plan) and (2) amortization of intangible assets and equity-based compensation expenses of approximately $0.4 million per quarter;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis;

•	Market data prepared by third parties, including ABI Research and Strategy Analytics, such as our addressable market size expected to be 35 billion devices in 2020;

•	Our belief that our expansion strategy into new markets will result in future royalty growth and a more diversified royalty base; and

•	Our belief that the combination of advanced technologies and complimentary software of our new non-baseband technologies will lead to strong licensing dynamics and revenue licensing growth opportunities.

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

Company Overview

Headquartered in Mountain View, California, CEVA is a leading licensor of cellular, multimedia and connectivity technologies to semiconductor companies and OEMs serving the mobile, consumer, automotive and IoT markets. Our DSP IP portfolio includes comprehensive platforms for multimode 2G/3G/LTE/LTE-A baseband processing in cellular and infrastructure, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS).

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer electronics, automotive and IoT companies. Our IP is primarily deployed in high volume markets, including mobile (smartphones, mobile computing tablets, notebooks and machine-to-machine modules), digital home (smart TVs, set-top boxes and home gateways) and networking (wireless infrastructure, storage, VoIP and smart grid). Our state-of-the-art technology has shipped in more than 6 billion chips to date for a wide range of diverse end markets. One in three cellular handsets sold worldwide is powered by CEVA.

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

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductors and OEMs. Actions, Atmel, Beken, Broadcom, Dialog Semiconductor, DSP Group, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, NXP, Panasonic, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, VIA Telecom, Yamaha and ZTE all leverage CEVA’s industry-leading platform solutions and DSP cores.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. We have over 240 employees worldwide, with research and development facilities in Israel, France, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, Germany, Israel and the United States.

CEVA is traded on the NASDAQ Global Market under the symbol “CEVA”.

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are connected and offer multimedia and wireless communications capabilities (e.g. video, audio, imaging, vision and cellular).

Connectivity IPs

Wi-Fi and Bluetooth have become key connectivity technologies to form the basis for the Internet of Things (“IoT”), providing the connection between the billions of devices and the networks that they communicate with.

Design Gap

The demand for smartphones, mobile computing, smart wearables, smart cars and advanced home entertainment technologies continues to grow. As consumers demand electronic products with more connectivity, portability and a richer user experience, semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance, all in the face of decreasing product lifecycles and constrained battery power. The advent of wireless and connectivity technologies like LTE-Advanced, Wi-Fi 802.11ac and Bluetooth Low Energy and multimedia technologies such as advanced image enhancement, computer vision, and voice and audio pre- and post-processing have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the cellular, consumer, automotive and IoT markets by designing and licensing a broad range of robust, application-specific platforms which enable the rapid design of solutions for developing a wide variety of applications, including communications & connectivity, audio & voice, imaging & vision and storage.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSPs), connectivity products, memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the DSP and software for baseband, image enhancement, and vision, audio and voice applications. For connectivity, with ever-evolving standards and a huge variety of uses, most semiconductor companies cannot develop and maintain this technology in-house. As a result, companies increasingly seek to license application-specific DSP platforms and associated software and connectivity IPs from CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

Our IP Business Model

Our objective is for our CEVA DSP cores, platforms and connectivity IPs to become the de facto technology across the mobile and consumer electronics, automotive and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development. By choosing to license our IP, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid, connectivity and digital TV markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

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

Strategy

We believe there is a growing demand for high performance and low power DSP, connectivity IP and application-specific platforms incorporating all the necessary hardware and software for target applications. In addition, the advent of the IoT has resulted in significant demand for connectivity IPs that solve a crucial void in many companies’ strategies to address this burgeoning market. We believe the growth in the demand for all these technologies will drive demand for our IP. As CEVA offers expertise developing these complete solutions in a number of key growth markets, including cellular baseband, wireless infrastructure, computational photography, computer vision, audio and voice applications, Wi-Fi, Bluetooth and storage, we believe we are well positioned to take full advantage of this industry shift. To capitalize on this industry shift, we intend to:

•	continue to develop and enhance our range of DSP cores with additional features, performance and capabilities;

•	continue to develop and invest in our connectivity IPs, providing the newest standards and the most complete offerings to address our customers’ needs;

•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	continue to develop an ecosystem of third party partners developing software and solutions based on our technologies;

•	continue to invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

•	capitalize on our technology leadership in the development of advanced DSP technologies and connectivity IPs to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal DSPs or incumbent DSP suppliers with CEVA-based solutions; and

•	capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of cellular, multimedia and connectivity technologies to semiconductor companies and OEMs serving the mobile, consumer, automotive and IoT markets. Our DSP IP portfolio includes comprehensive platforms for multimode 2G/3G/LTE/LTE-A baseband processing in terminals and infrastructure, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS).

CEVA DSP Cores and Platforms

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

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. LTE, computer vision or audio) software. Our family of DSP-based platforms is targeted for cellular, and satellite baseband, advanced audio and voice, DTV demodulation, computational photography and computer vision.

CEVA Connectivity IPs

Wi-Fi and Bluetooth Smart and Smart Ready are key technologies for any company looking to address the Internet-of-Things in the coming years. Moreover, many companies wish to integrated these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Through our acquisition of RivieraWaves, a leading licensor of Wi-Fi and Bluetooth connectivity IP, we are able to expand further into the Wi-Fi and Bluetooth smart connectivity markets. The advent of the Internet-of-Things has resulted in significant demand for connectivity IPs that solve a crucial void in many companies’ strategies to address this burgeoning market. Wi-Fi and Bluetooth standards are constantly evolving, and the many different end applications where these technologies are being deployed require further customization. By licensing rather than developing these technologies in house, companies can now get access to the latest standards and profiles from CEVA, without undertaking the expensive R&D required to develop these technologies internally. We also offer platform solutions for serial storage technology, addressing both consumer and enterprise uses (SATA and SAS).

Customers

We have licensed our DSP cores, platforms and connectivity IPs platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Atmel, Beken, Broadcom, Dialog Semiconductor, DSP Group, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, NXP, Panasonic, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, VIA Telecom, Yamaha and ZTE . As of the end of 2014, 29 licensees were shipping products incorporating our technologies.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 25%, 28% and 24% of our total revenues for 2014, 2013 and 2012, respectively. Sales to Intel represented 11% and 13% of our total revenues for 2013 and 2012, respectively, but represented less than 10% for 2014. Sales to Broadcom represented 12% of our total revenues only for 2012. Due to our limited number of customers, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom in 2014 negatively impacted our annual 2014 revenues. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014, compared to four royalty paying customers each represented 10% or more of our total royalty revenues for 2013 and 2012, and collectively represented 81% and 74% of our total royalty revenues for 2013 and 2012, respectively. In 2014, we signed 36 new licensing deals of which 17 were with first time new customers.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 77% of our total revenues for 2014, 88% for 2013 and 79% for 2012. Customers in China accounted for greater than 10% of our total revenues for 2014. Customers in each of Germany and China accounted for greater than 10% of our total revenues for 2013. Customers in each of Germany, China and Japan accounted for greater than 10% of our total revenues for 2012. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 11 to our consolidated financial statements, which appear elsewhere in this annual report.

Moreover, the majority of our expenses, mainly employee salaries, are paid in currencies other than the U.S. dollar, principally the Israeli currency, New Israeli Shekel (NIS), and the Euro, which subjects us to the risks of foreign currency fluctuations and economic pressures in those regions. As a result, an increase in the value of the currencies other than the U.S. dollar in comparison to the U.S. dollar could increase the cost of our operating expenses. To protect against the increase in value of forecasted foreign currency cash flows resulting from salaries paid in currencies other than the U.S. dollar, during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-US employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and options contracts.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2014, we had 29 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Germany, France and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. We typically launch each new DSP core and platform or connectivity products with a signed license agreement with a tier-one customer, which signifies to the market that we are focused on viable applications that meet broad industry needs. Staying close to our customers allows us to create a roadmap for the future development of existing cores and application platforms and connectivity products, and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2014, we had 18 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 174 engineers as of December 31, 2014, work in six development centers located in Israel, France, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, application platforms, connectivity products (Wi-Fi and Bluetooth) and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, included for the first time the RivieraWaves related expenses from July 2014, were approximately $20 million, $21 million and $26 million for 2012, 2013 and 2014, respectively.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed DSP cores platforms and connectivity IPs. We believe that the principal competitive elements in our field are DSP performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software and algorithms availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable or configurable DSP cores;

•	IP vendors that offers Bluetooth and Wi-Fi connectivity IPs;

•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization;

•	internal design groups of large chip companies or OEMs that develop proprietary DSP cores or engines for their own application-specific chipsets; and

•	internal design groups of large chip companies or OEMs that develop proprietary Wi-Fi and Bluetooth IPs for their own connectivity chipsets.

We face direct competition in the DSP and configurable core space mainly from Verisilicon and Cadence- Tensilica, which licenses DSP cores in addition to its semiconductor business. In the connectivity space, we face direct competition from Imagination Technologies which offers a combination of Wi-Fi/Bluetooth, Sunrise Micro and Mindtree in standalone Bluetooth.

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP accelerator that is responsible for communication and video/audio/voice-related tasks. CPU companies, such as ARM Holdings, Cadence, Imagination Technologies and Synopsys have added DSP acceleration and make use of it to provide platform solutions in the areas of baseband, video, imaging, gesture and audio.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the computational photography & vision market – Imagination Technologies, ARM and Cadence;

•	in the serial storage technology market – Semtech’s Snowbush IP Group, Silicon Image and Synopsys; and

•	in audio applications market – ARM Holdings, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our DSP cores and application-specific platform technologies. As of December 31, 2014, we hold

50 patents in the United States, one patent in Canada, 29 patents in the EME (Europe and Middle East) region and seven patents in Asia Pacific (APAC) region, totaling 87 patents, with expiration dates between 2017 and 2033. In addition, as of December 31, 2014, we have 12 patent applications pending in the United States, 7 pending patent applications in Canada, 14 pending patent applications in the EME region and 6 pending patent applications in the APAC region, totaling 39 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2014 by function and geographic location.

Number
Total employees	242
Function
Research and development	174
Sales and marketing	29
Administration	21
Technical support	18
Location
Israel	156
France	33
Ireland	13
China	11
United States	10
United Kingdom	7
Elsewhere	12

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

In 2004, we finalized and adopted a new Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board or Directors and is available on our website at www.ceva-dsp.com.

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings, Imagination Technologies (resulting from its acquisition of MIPS Technologies), Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Broadcom, Mediatek, Qualcomm, Samsung, Huawei, that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Gennum’s Snowbush IP group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the digital photography and embedded vision market with Cadence and GPU IP providers such as ARM, Imagination Technologies and Vivante;

•	we compete in the VoIP applications market with ARM Holdings, Imagination Technologies and Verisilicon; and

•	we compete in the audio applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our ability to integrate the RivieraWaves acquisition and the impact to operating expenses of such integration;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly of the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies as a result of our acquisition of RivieraWaves SAS;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers and invoiced by us one quarter in arrears. As a result, our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. The second quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas first quarter consumer product shipments and little to no new introduction of handsets during the first quarter of the year. However, the magnitude of this second quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

Moreover, the semiconductor and consumer electronics industries remain volatile, which makes it extremely difficult for our customers and us to accurately forecast financial results and plan for future business activities. As a result, our past operating results should not be relied upon as an indication of future performance.

We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 25%, 28% and 24% of our total revenues for 2014, 2013 and 2012, respectively. Sales to Intel represented 11% and 13% of our total revenues for 2013 and 2012, respectively, but represented less than 10% in 2014. Sales to Broadcom represented 12% of our total revenues for only 2012. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014, compared to four royalty paying customers each representing 10% or more of our total royalty revenues for 2013 and 2012, and collectively representing 81% and 74% of our total royalty revenues for 2013 and 2012, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. For example, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom in 2014 negatively impacted our annual 2014 revenues. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our DSP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with the newly acquired RivieraWaves operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 44%, 54% and 60% of our total revenues for 2014, 2013 and 2012, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the cellular baseband market represented 49%, 60% and 62% of our total revenues for 2014, 2013 and 2012, respectively. A significant portion of such revenues is derived from feature phones. However, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Moreover, although next generation products generally have higher average selling prices, the shift towards LTE technology has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the cellular baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target these markets, would harm our business, financial condition and results of operations. Moreover, the cellular baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in these markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the cellular baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary DSPs and connectivity IPs towards licensing open DSP cores, platforms and connectivity IPs. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 77% of our total revenues for 2014, 88% for 2013 and 79% for 2012 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our employees are located in Israel and we added French employees after the RivieraWaves acquisition. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $4,586,000, $3,304,000 and $2,849,000 in 2014, 2013 and 2012, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $25.8 million, $21.2 million and $20.2 million for 2014, 2013 and 2012, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

The markets for programmable DSP cores, application IPs and connectivity IPs are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards, on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business.

If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed.

The acquisition of RivieraWaves consummated in July 2014. The integration of RivieraWaves involves a number of risks, including assimilation of new operations and personnel into CEVA, the management of additional operating expenses, the diversion of resources, including our management’s time and resources, from our existing business to facilitate the integration, coordination of the respective research and development, and sales and marketing personnel, and the maintenance of standards, controls, procedures and policies. In connection with the acquisition, we incurred additional operating expenses starting from the third quarter of 2014, including: (1) RivieraWaves expenses in the amount of approximately $1.7 million on a quarterly basis for 2015, which includes the RivieraWaves employee retention scheme expenses, and (2) quarterly amortization of intangible assets and equity-based compensation expenses of approximately $0.4 million. We cannot provide any assurances that such projected operating expenses will not increase or that we will not incur additional expenses to reflect costs associated with the acquisition or the integration of the RivieraWaves operations. Costs associated with the acquisition, or liabilities and expenses associated with the RivieraWaves operations, that exceed our expectations could materially affect our business, financial condition and results of operations. Furthermore, we cannot provide any assurances that we will realize the synergistic, strategic and financial benefits sought through the acquisition. We currently anticipate that as a result of the acquisition, our initial goal is to reach shipments of 400 million units of royalty-bearing connected devices (exclusive of handsets) by 2018 and a 25% increase in our annual 2015 licensing revenues as compared to our historical revenue figures in the range of $22 million to $24 million. Although we view the acquisition as a significant opportunity, we cannot provide any assurances that we will be successful in combining our DSP technology with RivieraWaves’ Bluetooth and Wi-Fi connectivity technologies to expand the addressable market, or that the combination would significantly increase our revenues.

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

Our operating results are affected by the highly cyclical nature of the semiconductor industry.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and in France, and a substantial portion of our taxable income historically has been generated in Israel. Currently, some of our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli, Irish and French operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreigner Corporation rules.

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

Our headquarters are located in Mountain View, California and we have principal offices in Herzeliya, Israel, Sophia Antipolis, France and Dublin, Ireland.

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2014:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	5 years	2015	3,643	Headquarters; sales and marketing; administration

Herzeliya, Israel (1)	6 years	2020	35,339	Research and development; administration; sales and marketing

Dublin, Ireland (2)	4 year	2017	2,131	Research and development; administration

Cork, Ireland	5 years	2016	2,870	Research and development

Belfast, UK (3)	15 years	2019	2,600	Research and development

Sophia Antipolis, France (4)	9 years	2021	7,535	Research and development; administration; sales and marketing

(1)	Break clause in the lease exercisable in 2018.
(2)	Break clause in the lease exercisable in 2016.
(3)	Break clause in the lease exercisable on payment of one year rent.
(4)	Break clause exercisable in 2018.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 58, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 31 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 46, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 49, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 24, 2015, there were approximately 2,202 holders of record, which we believe represents approximately 8,329 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 5, 2015 was $20.02 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2014
First Quarter	$18.77	$15.08
Second Quarter	$18.30	$13.88
Third Quarter	$15.49	$13.44
Fourth Quarter	$18.44	$12.67

2013
First Quarter	$17.77	$14.82
Second Quarter	$19.36	$14.30
Third Quarter	$20.95	$16.42
Fourth Quarter	$17.28	$13.71

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2014 regarding options and SARs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2015 Proxy Statement for the 2015 annual meeting of stockholders to be held on May 20, 2015 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2014.

2015 Annual Meeting of Stockholders

We anticipate that the 2015 annual meeting of our stockholders will be held on May 20, 2015 in New York City, NY.

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

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

CEVA, Inc.	100.00	159.41	235.30	122.47	118.35	141.06
NASDAQ Composite	100.00	118.02	117.04	137.47	192.62	221.02
Morningstar Semiconductor	100.00	117.07	110.32	117.75	146.72	189.27

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2009, through December 31, 2014, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2009), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2009, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing and related revenue	$22,045	$23,836	$21,727	$22,372	$28,348
Royalties	22,866	36,403	31,950	26,528	22,460

Total revenues	44,911	60,239	53,677	48,900	50,808
Cost of revenues	3,712	3,559	3,952	5,163	5,000

Gross profit	41,199	56,680	49,725	43,737	45,808
Operating expenses:
Research and development, net	17,909	21,543	20,243	21,216	25,828
Sales and marketing	7,308	8,937	9,231	10,092	9,815
General and administrative	6,108	7,639	7,884	7,670	8,054
Amortization of intangible assets	—	—	—	—	649

Total operating expenses	31,325	38,119	37,358	38,978	44,346

Operating income	9,874	18,561	12,367	4,759	1,462
Financial income, net	2,095	2,909	3,380	2,714	975
Other loss	—	—	—	—	(404)

Income before taxes on income	11,969	21,470	15,747	7,473	2,033
Income taxes	591	2,908	2,062	788	2,852

Net income (loss)	$11,378	$18,562	$13,685	$6,685	$(819)

Basic net income (loss) per share	$0.54	$0.80	$0.60	$0.30	$(0.04)
Diluted net income (loss) per share	$0.51	$0.77	$0.59	$0.30	$(0.04)

	December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$114,928	$136,483	$131,545	$131,433	$95,181
Total assets	186,608	219,140	216,333	212,327	208,009
Total long-term liabilities	5,486	5,607	6,158	7,255	8,501
Total stockholders’ equity	$168,468	$200,920	$196,068	$190,895	$179,049

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013				2014
Revenues:
Licensing and related revenue	$5,034	$6,129	$3,945	$7,264	$7,906	$4,355	$8,728	$7,359
Royalties	7,082	6,684	6,060	6,702	5,768	4,860	5,370	6,462

Total revenues	12,116	12,813	10,005	13,966	13,674	9,215	14,098	13,821

Cost of revenues	1,575	1,093	1,131	1,364	1,112	1,370	1,255	1,263

Gross profit	10,541	11,720	8,874	12,602	12,562	7,845	12,843	12,558

Operating expenses:
Research and development, net	5,039	5,621	5,619	4,937	5,996	6,051	6,453	7,328
Sales and marketing	2,355	2,540	2,376	2,821	2,393	2,197	2,611	2,614
General and administrative	1,838	1,744	2,006	2,082	2,040	1,861	2,223	1,930
Amortization of intangible assets	—	—	—	—	—	—	326	323

Total operating expenses	9,232	9,905	10,001	9,840	10,429	10,109	11,613	12,195
Operating income (loss)	1,309	1,815	(1,127)	2,762	2,133	(2,264)	1,230	363
Financial income, net	729	707	617	661	460	417	66	32
Other loss	—	—	—	—	—	—	(404)	—

Income (loss) before taxes on income	2,038	2,522	(510)	3,423	2,593	(1,847)	892	395
Income taxes expense (benefit)	333	347	(187)	295	608	(321)	236	2,329

Net income (loss)	$1,705	$2,175	$(323)	$3,128	$1,985	$(1,526)	$656	$(1,934)

Basic and diluted net income (loss) per share	$0.08	$0.10	$(0.01)	$0.14	$0.09	$(0.07)	$0.03	$(0.10)
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,197	22,087	22,072	21,685	21,159	20,778	20,355	20,209
Diluted	22,670	22,546	22,072	22,063	21,590	20,778	20,667	20,209

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2014, both appearing elsewhere in this annual report.

CEVA is a leading licensor of cellular, multimedia and connectivity technologies to semiconductor companies and OEMs serving the mobile, consumer, automotive and IoT markets. Our DSP IP portfolio includes comprehensive platforms for multimode 2G/3G/LTE/LTE-A baseband processing in terminals and infrastructure, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three cellular handsets sold worldwide is powered by CEVA. To date, more than 6 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many of leading handset OEMs in the world today, including, Coolpad, HTC, Huawei, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 36% of the worldwide shipment volume for the third quarter of 2014.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at closing and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). In January 2015, we paid $1 million of the Contingent Consideration with settlement of the remaining Contingent Consideration expected to occur in 2015. In addition, we established an employee retention plan for the RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a semiannual basis for a period of two years after closing of the acquisition.

We believe the adoption of our DSP cores, software and connectivity intellectual property in markets of connected devices and Internet-of Things (IoT) applications continue to progress. Applications for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, industrial, medical and more. As a testament to our progress in these markets, during the fourth quarter of 2014, we signed five new licensing agreements for our connectivity IPs and six DSP licenses for customers who will incorporate our DSPs into smartphones, tablets, advanced driver assistance systems, surveillance systems, satellite communications, G. Fast modems, advanced hearing aids and game consoles. In addition, we signed a comprehensive agreement for our leading edge DSPs with a semiconductor company that is associated with a leading Tier 1 OEM. Overall, six out of the eleven deals signed during the fourth quarter of 2014 were with first-time customers. We anticipate this expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets—as well as the other evolving cellular markets, such as mobile computing and machine to machine. Our competitive edge in software-defined radio technology for the next generations of LTE and Wi-Fi in base stations, and the inherent low cost and power performance balance of our technologies, puts us in a strong position to simultaneously capitalize on mass market adoption and address multiple market sectors.

•	Our proven track record in cellular baseband processing technologies, in particular our pioneering position in software-defined radio, allows us to expand into other cellular-related end products, including small cells, macrocells and machine-to-machine.

•	Together with our presence in cellular-based machine-to-machine, small cells and macrocells, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of connected devices. Our addressable market size is expected to be 35 billion devices in 2020, per recent data from ABI Research.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers a new growth segment for the company. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enable our customers to significantly differentiate their products and feature sets. Our proven track record in audio/voice, with more than 4 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in the IoT offers a new growth segment for the company. Our CEVA-MM3101 platform is the most mature technology today that offers a unified software-based vision platform that can support these future developments. As a testament to this, we have fifteen customers to date addressing this new growth segment with our CEVA-MM3101 platform, including three mobile OEMs. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion in 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, best picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

As a result of our diversification strategy beyond cellular baseband and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-cellular baseband applications over the next few years, up from approximately 86 million royalty-bearing units annually in 2014 to 700-900 million units annually by 2018. This will be in addition to our existing cellular baseband business, which we believe will continue to be a significant growth driver for us. Moreover, we currently anticipate that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million per quarter.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	Business combinations and valuation of goodwill and other acquired intangible assets;

•	income taxes;

•	equity-based compensation; and

•	impairment of marketable securities;

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

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which we receive a report from the licensee detailing the shipment of products that incorporate our IP, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. Non-refundable payments on account of future royalties (prepaid royalties) are included within our licensing and related revenue line on the consolidated statements of operations. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

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

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We allocate the fair value of purchase price consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase price consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Contingent consideration liability in a business combination is recorded at fair value on the acquisition date. Contingent consideration liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved. The Contingent consideration fair value was based on management’s analysis, forecasts and estimates, regarding the probability of the milestones being achieved and discount rate.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2012, 2013 and 2014, no impairment of goodwill was identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Income Taxes

We are subject to income taxes mainly in Israel, France, the U.S. and Ireland. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We recognize income taxes under the liability method. Tax benefits are recognized from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2013 and 2014 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 13 to our Consolidated Financial Statements for the year ended December 31, 2014 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

We estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of operations. We recognize compensation expenses for the value of our awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures and the rate is adjusted to reflect changes in facts and circumstances, if any. Estimated forfeiture rate will be revised if actual forfeitures differ from the initial estimates.

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

Impairment of Marketable Securities

Marketable securities consist of certificates of deposits and corporate bonds. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investment Debt and Equity Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because we may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

We recognize an impairment charge when a decline in the fair value of our investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the ability of the issuer to meet payment obligations, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).

During the years ended December 31, 2012, 2013 and 2014, no other-than temporary impairment were recorded related to our marketable securities.

Recently Issued and Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the company in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of operations as percentages of our total revenues for the periods indicated:

	2012	2013	2014
Consolidated Statements of Operations Data:
Revenues:
Licensing and related revenue	40.5%	45.8%	55.8%
Royalties	59.5%	54.2%	44.2%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	7.4%	10.6%	9.8%
Gross profit	92.6%	89.4%	90.2%
Operating expenses:
Research and development, net	37.7%	43.4%	50.8%
Sales and marketing	17.2%	20.6%	19.3%
General and administrative	14.7%	15.7%	15.9%
Amortization of intangible assets	—	—	1.3%

Total operating expenses	69.6%	79.7%	87.3%

Operating income	23.0%	9.7%	2.9%
Financial income, net	6.3%	5.6%	1.9%
Other loss	—	—	(0.8)%

Income before taxes on income	29.3%	15.3%	4.0%
Income taxes	3.8%	1.6%	5.6%

Net income (loss)	25.5%	13.7%	(1.6)%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2012	2013	2014
Total revenues (in millions)	$53.7	$48.9	$50.8
Change year-on-year	—	(8.9)%	3.9%

The increase in total revenues from 2013 to 2014 reflected higher licensing and related revenue, offset by lower royalty revenues. The decrease in total revenues from 2012 to 2013 reflected principally lower royalty revenues, offset by slightly higher licensing and related revenue.

We generate royalty revenues from our customers which ship units of chipsets incorporating our technologies. The royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 25%, 28% and 24% of our total revenues for 2014, 2013 and 2012, respectively. Sales to Intel represented 11% and 13% of our total revenues for 2013 and 2012, respectively, but represented less than 10% for 2014. Sales to Broadcom represented 12% of our total revenues only for 2012. Due to our limited number of customers, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom in 2014 negatively impacted our annual 2014 revenues. With respect to our royalty revenues, three royalty paying customers each representing 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014, compared to four royalty paying customers each represented 10% or more of our total royalty revenues for 2013 and 2012, and collectively representing 81% and 74% of our total royalty revenues for 2013 and 2012, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services that represented 10% or more of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2012	2013	2014
CEVA-X family	21%	39%	33%
CEVA TeakLite family	54%	38%	45%
CEVA Teak family	14%	* )	* )

*)	Less than 10%

We expect these products will continue to generate a significant portion of our revenues for 2015. The remaining amount consists of other families of products and services, some of which are relatively new like the MM3K and connectivity IP product lines that each currently represented less than 10% of our total revenues.

Our total revenues derived from cellular baseband market represented 49%, 60% and 62% of our total revenues for 2014, 2013 and 2012, respectively.

Licensing and related revenue

	2012	2013	2014
Licensing and related revenue (in millions)	$21.7	$22.4	$28.3
Change year-on-year	—	3.0%	26.7%

The increase in licensing and related revenue from 2013 to 2014 principally reflected higher revenues from our connectivity IP products, mainly from the Bluetooth IP, due to our acquisition of RivieraWaves, and higher revenue from our DSP core family of products licensed to non-baseband applications like vision, audio, voice and sensing. In 2014, we signed 36 license agreements, of which 32 were for non-baseband applications, and 17 were with new first time CEVA customers. The combination of advanced technologies and complimentary software of our new non-baseband technologies lead to strong licensing dynamics and revenue licensing growth opportunities. This trend clearly illustrates the success of our strategy to expand our market reach and licensee base beyond the baseband market.

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

Licensing and related revenue accounted for 55.8% of our total revenues for 2014, compared with 45.8% and 40.5% of our total revenues for 2013 and 2012, respectively. The percentage increase in licensing and related revenue principally reflect lower royalty revenues. In 2014, we signed 36 new license agreements, compared to 30 and 31 in 2013 and 2012, respectively.

Royalty Revenues

	2012	2013	2014
Royalty revenues (in millions)	$32.0	$26.5	$22.5
Change year-on-year	—	(17.0)%	(15.3)%

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 34%, 39% and 44% of the worldwide baseband volume in 2014, 2013 and 2012, respectively, and accounted for approximately 86%, 84% and 79% of our total royalty revenues for 2014, 2013 and 2012, respectively.

The decrease in royalty revenues from 2013 to 2014 mainly reflected the decision of a few of our key customers to exit or refocus their efforts in the baseband market, like Broadcom, ST and Intel. The decrease in royalty revenues from 2012 to 2013 reflected consumer electronic business contraction due to stagnant sales for end of life legacy products, ASP erosion in the 2G feature phone space and the overall market decrease in feature phones. The five largest royalty-paying customers accounted for 87% of our total royalty revenues in 2014, compared to 87% and 82% in 2013 and 2012, respectively.

Our customers reported sales of 881 million chipsets incorporating our technologies in 2014, compared to 1,010 million in 2013 and 1,082 million in 2012. The decrease in units shipped in 2014 as compared to 2013 primarily resulted from semiconductor customers exiting or re-focusing their business in baseband. The decrease in units shipped in 2013 as compared to 2012 primarily resulted from lower feature phone shipments by major OEMs like Nokia, partially offset by increased unit shipments in smartphones in emerging economies.

Geographic Revenue Analysis

	2012		2013			2014
	(in millions, except percentages)
United States	$11.4	21.2%	$6.1		12.4%	$11.7		23.0%
Europe, Middle East (EME) (1)	$13.7	25.5%	$13.4		27.4%	$5.6		11.1%
Asia Pacific (APAC) (2) (3)	$28.6	53.3%	$29.4		60.2%	$33.5		65.9%

(1) Germany	$6.8	12.7%	$5.5		11.3%	*	)	* )

(2) China	$15.9	29.7%	$20.5		41.9%	$20.6		40.5%

(3) Japan	$7.7	14.4%	*	)	* )	*	)	* )

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The increase in revenues in absolute dollars and percentage terms in the United States from 2013 to 2014 reflected higher licensing activities both from DSP technologies and connectivity IP products, partially offset by lower royalty revenues due mainly to Broadcom. The decrease in revenues in absolute dollars and percentage terms in the United States from 2012 to 2013 reflects lower licensing activities due to less new design activities by chip vendors and OEMs, and from prolonged decision-making process for new and advanced designs and technologies.

The decrease in revenues in absolute dollars and as a percentage in the EME region from 2013 to 2014 primarily reflected lower licensing activities and lower royalty revenues mainly due to key customers that decided to exit or refocus their efforts in the baseband market, like ST and Intel. The slight decrease in revenues in absolute dollars in the EME region from 2012 to 2013 primarily reflected lower royalty revenues mainly due to lower shipments of feature phone based baseband chips and the breakup of one of our customers – the STE joint venture – and the resulting market share loss. The decrease in royalty revenues was partially offset by new strategic licensing revenue from a key new customer.

The increase in revenues in absolute dollars and percentage terms in the APAC region from 2013 to 2014 primarily reflected higher royalty revenues from production ramp up and market share gains of our customers and higher licensing revenues due to new design wins for both baseband and non-baseband customers. The slight increase in revenues in absolute dollars and percentage terms in the APAC region from 2012 to 2013 primarily reflected higher licensing revenues in baseband and new non-baseband markets for our multimedia and audio technologies, as well as higher royalties in the low cost smartphone markets of China and other emerging economies, partially offset by lower royalties from end of life of legacy consumer electronics products.

Cost of Revenues

	2012	2013	2014
Cost of revenues (in millions)	$4.0	$5.2	$5.0
Change year-on-year	—	30.6%	(3.2)%

Cost of revenues accounted for 9.8% of our total revenues for 2014, compared with 10.6% of our total revenues for 2013 and 7.4% of our total revenues for 2012. The absolute dollar and percentage decrease in cost of revenues for 2014 as compared to 2013 principally reflected lower sub-contractors costs and lower non-cash equity-based compensation expenses, partially offset by higher salary and related costs. The absolute dollar and percentage increase in cost of revenues for 2013 as compared to 2012 principally reflected higher customization work for our licensees (which are allocated from the research and development expense line), higher payments to the Office of the Chief Scientist of Israel and higher sub-contractor costs, partially offset by lower salary and related costs.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2014, 2013 and 2012 were $193,000, $312,000 and $241,000, respectively. Royalty expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the Office of the Chief Scientist of Israel. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2012	2013	2014
	(in millions)
Research and development, net	$20.2	$21.2	$25.8
Sales and marketing	$9.2	$10.1	$9.8
General and administration	$7.9	$7.7	$8.1
Amortization of intangible assets	—	—	$0.6

Total operating expenses	$37.3	$39.0	$44.3
Change year-on-year	—	4.3%	13.8%

The increase in total operating expenses for 2014 as compared to 2013 principally reflected higher salary and related costs as a result of: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the RivieraWaves employees; (iii) retention costs for the RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, partially offset by higher than normal research grants received from the Office of Chief Scientist of Israel (“OCS”) and higher research tax benefits applicable to French technology companies (“CIR”). The increase in total operating expenses for 2013 as compared to 2012 principally reflected higher salary and related costs, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS, higher cost allocation to cost of revenues for customization work for our licensees and lower professional services cost.

Research and Development Expenses, Net

	2012	2013	2014
Research and development expenses, net (in millions)	$20.2	$21.2	$25.8
Change year-on-year	—	4.8%	21.7%

The net increase in research and development expenses for 2014 as compared to 2013 principally reflected: (1) higher salary and related costs, which mainly include: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the RivieraWaves employees; (iii) retention costs for the RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (2) higher project-related expenses, partially offset by significantly higher than normal research grants received from the OCS and higher research tax benefits applicable to CIR. The net increase in research and development expenses for 2013 as compared to 2012 principally reflected higher project-related expenses, higher non-cash equity-based compensation expenses and higher salary and related costs, partially offset by higher research grants received from the OCS and higher cost allocation to cost of revenues for customization work for our licensees. The average number of research and development personnel in 2014 was 155, compared to 129 in 2013 and 128 in 2012. The number of research and development personnel was 174 at December 31, 2014 as compared with 140 at year-end 2013 and 125 at year-end 2012.

Research and development expenses, net of related government grants, were 50.8% of our total revenues for 2014, as compared with 43.4% for 2013 and 37.7% for 2012. We recorded research grants under funding programs of $4,586,000 in 2014, compared with $3,304,000 in 2013 and $2,849,000 in 2012.

Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2014, 2013 and 2012 were $2,027,000, $2,014,000 and $1,810,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

We anticipate higher annual operational expenses in 2015 due to higher research and developments costs, mainly as a result of the acquisition of RivieraWaves.

Sales and Marketing Expenses

	2012	2013	2014
Sales and marketing expenses (in millions)	$9.2	$10.1	$9.8
Change year-on-year	—	9.3%	(2.7)%

The decrease in sales and marketing expenses for 2014 as compared to 2013 principally reflected lower non-cash equity-based compensation expenses. The increase in sales and marketing expenses for 2013 as compared to 2012 principally reflected higher salary and related expenses, higher commission and higher non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 19.3% for 2014, as compared with 20.6% for 2013 and 17.2% for 2012. The total number of sales and marketing personnel was 29 at year-end 2014, as compared with 29 at year-end 2013 and 27 at year-end 2012. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2014, 2013 and 2012 were $909,000, $1,311,000 and $1,036,000, respectively.

General and Administrative Expenses

	2012	2013	2014
General and administrative expenses (in millions)	$7.9	$7.7	$8.1
Change year-on-year	—	(2.7)%	5.0%

The increase in general and administrative expenses for 2014 as compared to 2013 principally reflected higher professional services cost associated with the RivieraWaves transaction and higher salary and related costs, partially offset by lower non-cash equity-based compensation expenses. The decrease in general and administrative expenses for 2013 as compared to 2012 principally reflected lower professional services cost associated with the aborted MIPS transaction, partially offset by higher non-cash equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 15.9% for 2014, as compared with 15.7% for 2013 and 14.7% for 2012. The total number of general and administrative personnel was 21 at year-end 2014, as compared with 21 at year-end 2013 and 22 at year-end 2012. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2014, 2013 and 2012 were $1,882,000, $2,283,000 and $1,996,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $0.6 million for 2014. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of December 31, 2014, the net amount of intangible assets was $5.5 million. There were no amortization charges for 2013 and 2012.

Financial Income, net

	2012	2013	2014
	(in millions)
Financial income, net	$3.38	$2.71	$0.97
of which:
Interest income and gains and losses from marketable securities, net	$3.42	$2.76	$1.71
Foreign exchange loss	$(0.04)	$(0.05)	$(0.57)
Accretion of Contingent Consideration	—	—	$(0.17)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities, foreign exchange movements and changes in fair value related to Contingent Consideration as part of the acquisition of RivieraWaves.

The decrease in interest income and gains and losses from marketable securities, net, for 2014 as compared to 2013 reflected lower combined cash, bank deposits and marketable securities balances held, lower gains on sale of marketable securities and lower yields. The decrease in interest income and gains and losses from marketable securities, net, for 2013 as compared to 2012 reflected lower combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our regular Euro liabilities as a result of the acquisition of RivieraWaves. This has resulted in an increase in foreign exchange loss during the second half of 2014 because of the devaluation of our Euro cash balances, especially the Euro cash balances acquired in the RivieraWaves acquisition, as the U.S. dollar strengthened significantly as compared to the Euro in the second half of 2014.

Other Loss

In August 2014, we received an initial consideration of 773,563 Euro ($1,032,351) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which we had a minority investment, was acquired. We expect to receive an additional 98,700 Euro (approximately $120,000) within twelve months after closing of the acquisition, which amount is being held by the buyer to secure indemnification claims. Pursuant to the acquisition agreement, we may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the year ended December 31, 2014, we recorded a capital loss of $0.4 million from the sale of our investment in Antcor as a result of the acquisition.

Provision for Income Taxes

During the years 2014, 2013 and 2012, we recorded tax expenses of $2.9 million, $0.8 million and $2.1 million, respectively. The increase in provision for income taxes in 2014 as compared to 2013 principally reflected a one-time write off of a deferred tax asset due to a change in the estimation for taxable income for future years of our U.S operations, partially offset by: (i) tax benefits resulting from expiration of statute of limitations in a certain foreign tax jurisdiction, (ii) lower income before taxes on income, and (iii) income tax benefit related to the RivieraWaves acquisition. The decrease in provision for income taxes in 2013 as compared to 2012 principally reflected lower income before taxes on income. We have significant operations in Israel and operations in France and the Republic of Ireland, and a substantial portion of our taxable income is generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.33% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% in 2014, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% in 2014. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% in 2014. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

For more information about our provision for income taxes, see Note 13 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had approximately $16.2 million in cash and cash equivalents, $37.5 million in short term bank deposits, $47.8 million in marketable securities, and $28.4 million in long term bank deposits, totaling $129.9 million, as compared to $151.6 million at December 31, 2013. The decrease in 2014 as compared to 2013 principally reflected cash used for the acquisition of RivieraWaves, net of cash acquired, and the repurchase of 1,227,148 shares of common stock, partially offset by net cash provided by operating activities. During 2014, we invested $89.9 million of cash in bank deposits and marketable securities. The actual maturity of bank deposits and marketable securities as of December 31, 2014, is up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $102.9 million. During 2013, we invested $105.0 million of cash in bank deposits and marketable securities. The actual maturity of bank deposits and marketable securities as of December 31, 2013, is up to 34 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $116.1 million. During 2012, we invested $125.6 million of cash in bank deposits and marketable securities with maturities up to 36 months. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $137.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2014, 2013 and 2012. For more information about our marketable securities, see Notes 1 and 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2014.

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

Operating Activities

Cash provided by operating activities in 2014 was $9.1 million and consisted of net loss of $0.8 million, adjustments for non-cash items of $8.9 million, and changes in operating assets and liabilities of $1.0 million. Adjustments for non-cash items primarily consisted of $6.4 million of depreciation, amortization of intangible assets and equity-based compensation expenses, $1.1 million of amortization of premiums on available-for-sale marketable securities, $0.6 million of unrealized foreign exchange loss, 0.4 million of accrued interest on bank deposits and $0.4 million of loss on realization of investment in Antcor. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $0.8 million, a decrease in deferred tax assets, net, of $2.5 million, an increase in deferred revenues of $1.0 and an increase in accrued payroll and related benefits of $0.8 million, partially offset by an increase in trade receivables of $2.4 million, a decrease in trade payables of $0.7 million and a decrease in income tax payable of $1.1 million.

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

Investing Activities

Net cash used in investing activities in 2014 was $0.9 million, as compared to net cash provided by investing activities of $9.3 million and $9.8 million in 2013 and 2012, respectively. We had a cash outflow of

$38.4 million with respect to maturity and sell of marketable securities and a cash inflow of $57.6 million with respect to investments in marketable securities during 2014 (to some extent, to finance the $13.5 million cash payment, net of cash acquired, to acquire RivieraWaves in 2014). Included in the cash outflow during 2014 was net investment of $6.2 million in bank deposits. We had a cash outflow of $64.8 million and a cash inflow of $64.2 million in respect of investments in marketable securities during 2013. Included in the cash inflow during 2013 was net proceeds of $11.7 million from bank deposits. We had a cash outflow of $60.9 million and a cash inflow of $60.7 million in respect of investments in marketable securities during 2012. Included in the cash inflow during 2012 was net proceeds of $12.2 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $1.4 million in 2014, $0.9 million in 2013 and $0.7 million in 2012. We had a cash inflow of $1.0 million in 2014 from the sale of our investment in Antcor. We had a cash outflow of $0.9 million and $1.5 million in 2013 and 2012, respectively, from a minority investment in two private companies.

Financing Activities

Net cash used in financing activities in 2014, 2013 and 2012 was $15.7 million, $17.3 million and $24.9 million, respectively.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. In 2014, we repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18.7 million. In 2013, we repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19.8 million. In 2012, we repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27.2 million. As of December 31, 2014, 1,000,000 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2014, 2013 and 2012, we received $3.0 million, $2.5 million and $1.6 million, respectively, from the exercise of stock-based awards.

In 2012 we classified $0.7 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2014:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	3,526	1,018	1,817	691	—
Purchase Obligations – design tools	3,437	2,537	900	—	—
Other purchase Obligations	948	948	—	—	—

Total	7,911	4,503	2,717	691	—

Operating leasehold obligations principally relate to our offices in Ireland, Israel, France and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2014, our income tax payable, net of withholding tax credits, included $2,859,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2014, the amount of accrued severance pay was $7,096,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $85,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.57 million, $0.05 million and $0.04 million for 2014, 2013 and 2012, respectively. However, during the second half of 2014, our Euro cash balances increased significantly beyond our normal Euro liabilities as a result of the acquisition of RivieraWaves. The foreign exchange losses during 2014 principally reflected a significant devaluation of our Euro cash balances, especially the Euro cash balances acquired in the RivieraWaves acquisition, as the U.S. dollar strengthened significantly as compared to the Euro in the second half of 2014.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2014, 2013 and 2012 , we recorded accumulated other comprehensive loss of $41,000, accumulated other comprehensive loss of $210,000 and accumulated other comprehensive gain of $399,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2014, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $57,000, which will be recorded in the consolidated statements of operations during the following nine months. We recognized a net loss of $0.38 million for 2014, a net gain of $0.52 million for 2013 and a net loss of $0.20 million for 2012, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2014, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2014. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.71 million in 2014, $2.76 million in 2013 and $3.42 million in 2012. The decrease in interest income and gains and losses from marketable securities, net, for 2014 as compared to 2013 reflected lower combined cash, bank deposits and marketable securities balances held, lower gains on sale of marketable securities and lower yields. The decrease in interest income, and gains and losses from marketable securities, net, for 2013 as compared to 2012 reflected lower combined cash, bank deposits and marketable securities balances held and lower yields, offset by higher gains on sale of marketable securities.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2014. Our management’s evaluation of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of RivieraWaves SAS, which we acquired in 2014 and which is included in our 2014 consolidated financial statements, as permitted by the Securities and Exchange Commission. The total assets of RivieraWaves’s business represented approximately 4% of the consolidated total assets and approximately 7% of our total consolidated revenues for the year ended December 31, 2014.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2015 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2015 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts.

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

CEVA, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 13, 2015

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RivieraWaves SAS, which is included in CEVA, Inc. 2014 consolidated financial statements and constituted $7.4 million and $0.4 million of the Company’s total assets and net assets, respectively, as of December 31, 2014 and $3.3 million and $0.4 million of the Company’s total revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of CEVA Inc. also did not include an evaluation of the internal control over financial reporting of RivieraWaves SAS.

In our opinion, CEVA. Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2013 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of CEVA, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel Aviv, Israel

March 13, 2015

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,117	$16,166
Short-term bank deposits	41,947	37,444
Marketable securities (Note 2)	68,464	47,833
Trade receivables (net of allowance for doubtful accounts of $0 and $25)	5,629	8,347
Deferred tax assets (Note 13)	3,457	1,868
Prepaid expenses and other current assets (Note 5)	1,996	3,982

Total current assets	145,610	115,640

Long-term assets:
Long term bank deposits	17,066	28,424
Severance pay fund	7,215	7,011
Deferred tax assets (Note 13)	955	399
Property and equipment, net (Note 4)	1,616	2,605
Goodwill (Note 6)	36,498	46,612
Intangible assets, net (Note 6)	—	5,512
Investments in other companies	3,367	1,806

Total long-term assets	66,717	92,369

Total assets	$212,327	$208,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,085	$864
Deferred revenues	623	1,681
Accrued expenses and other payables (Note 7)	2,955	3,518
Contingent consideration (Note 1)	—	3,603
Accrued payroll and related benefits	7,681	10,054
Income taxes payable, net	1,833	739

Total current liabilities	14,177	20,459

Long-term liabilities:
Accrued severance pay	7,255	7,096
Deferred tax liabilities	—	1,405

Total long-term liabilities	7,255	8,501

Stockholders’ equity (Note 8):
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2013 and 2014; 21,181,730 and 20,252,490 shares outstanding at December 31, 2013 and 2014, respectively	21	20
Additional paid in-capital	204,415	209,426
Treasury stock at cost (2,413,430 and 3,342,670 shares of common stock at December 31, 2013 and 2014, respectively)	(41,005)	(54,708)
Accumulated other comprehensive loss (Note 10)	(81)	(436)
Retained earnings	27,545	24,747

Total stockholders’ equity	190,895	179,049

Total liabilities and stockholders’ equity	$212,327	$208,009

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Licensing and related revenue	$21,727	$22,372	$28,348
Royalties	31,950	26,528	22,460

Total revenues	53,677	48,900	50,808

Cost of revenues	3,952	5,163	5,000

Gross profit	49,725	43,737	45,808

Operating expenses:
Research and development, net	20,243	21,216	25,828
Sales and marketing	9,231	10,092	9,815
General and administrative	7,884	7,670	8,054
Amortization of intangible assets (Note 6)	—	—	649

Total operating expenses	37,358	38,978	44,346

Operating income	12,367	4,759	1,462
Financial income, net (Note 12)	3,380	2,714	975
Other loss (Note 1)	—	—	(404)

Income before taxes on income	15,747	7,473	2,033
Income taxes (Note 13)	2,062	788	2,852

Net income (loss)	$13,685	$6,685	$(819)

Basic net income (loss) per share	$0.60	$0.30	$(0.04)

Diluted net income (loss) per share	$0.59	$0.30	$(0.04)

Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,798	22,009	20,622

Diluted	23,357	22,465	20,622

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income (loss):	$13,685	$6,685	$(819)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,407	65	(324)
Reclassification adjustments for gains included in net income	(184)	(379)	(6)

Net change	1,223	(314)	(330)

Cash flow hedges:
Changes in unrealized gains (losses)	246	283	(430)
Reclassification adjustments for (gains) losses included in net income	195	(515)	382

Net change	441	(232)	(48)

Other comprehensive income (loss) before tax	1,664	(546)	(378)
Income tax expense (benefit) related to components of other comprehensive income (loss)	403	(105)	(23)

Other comprehensive income (loss), net of taxes	1,261	(441)	(355)

Comprehensive income (loss)	$14,946	$6,244	$(1,174)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock					Accumulated other comprehensive income (loss)
	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock		Retained earnings	Total stockholders’ equity
Balance as of January 1, 2012	23,543,746	$24		$191,945	$—	$(901)	$9,852	$200,920
Net income	—	—		—	—	—	13,685	13,685
Other comprehensive income	—	—		—	—	1,261	—	1,261
Equity-based compensation	—	—		5,083	—	—	—	5,083
Tax benefit related to exercise of stock options	—	—		672	—	—	—	672
Issuance of Common stock upon exercise of stock-based awards	51,414	—	(*)	795	—	—	—	795
Purchase of Treasury stock	(1,482,548)	(2)		—	(27,166)	—	—	(27,168)
Issuance of Treasury stock upon exercise of stock-based awards	74,755	—	(*)	—	1,472	—	(652)	820

Balance as of December 31, 2012	22,187,367	$22		$198,495	$(25,694)	$360	$22,885	$196,068

Net income	—	—		—	—	—	6,685	6,685
Other comprehensive loss	—	—		—	—	(441)	—	(441)
Equity-based compensation	—	—		5,920	—	—	—	5,920
Purchase of Treasury stock	(1,257,004)	(1)		—	(19,815)	—	—	(19,816)
Issuance of Treasury stock upon exercise of stock-based awards	251,367	—	(*)	—	4,504	—	(2,025)	2,479

Balance as of December 31, 2013	21,181,730	$21		$204,415	$(41,005)	$(81)	$27,545	$190,895

Net loss	—	—		—	—	—	(819)	(819)
Other comprehensive loss	—	—		—	—	(355)	—	(355)
Equity-based compensation	—	—		5,011	—	—	—	5,011
Purchase of Treasury stock	(1,227,148)	(1)		—	(18,656)	—	—	(18,657)
Issuance of Treasury stock upon exercise of stock-based awards	297,908	—	(*)	—	4,953	—	(1,979)	2,974

Balance as of December 31, 2014	20,252,490	$20		$209,426	$(54,708)	$(436)	$24,747	$179,049

Accumulated unrealized loss from available-for-sale securities, net of taxes of $41						$(379)
Accumulated unrealized loss from hedging activities, net of taxes of $7						$(57)

Accumulated other comprehensive loss, net as of December 31, 2014						$(436)

(*)	Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$13,685	$6,685	$(819)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	525	670	752
Amortization of intangible assets	—	—	649
Equity-based compensation	5,083	5,920	5,011
Realized gain, net on sale of available-for-sale marketable securities	(184)	(379)	(6)
Amortization of premiums on available-for-sale marketable securities	1,267	1,504	1,121
Unrealized foreign exchange loss (gain)	(21)	(49)	604
Accrued interest on bank deposits	(1,842)	(245)	351
Loss on realization of investment in other company	—	—	404
Changes in operating assets and liabilities:
Trade receivables	(1,116)	603	(2,381)
Prepaid expenses and other current assets	856	146	819
Deferred tax, net	(656)	(1,191)	2,531
Trade payables	594	(102)	(655)
Deferred revenues	(209)	(242)	950
Accrued expenses and other payables	282	(394)	(188)
Accretion of contingent consideration	—	—	169
Accrued payroll and related benefits	57	568	800
Income taxes payable	1,081	207	(1,057)
Excess tax benefit from equity-based compensation	(672)	—	—
Accrued severance pay, net	(106)	6	54

Net cash provided by operating activities	18,624	13,707	9,109

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (Note 1)	—	—	(13,489)
Purchase of property and equipment	(682)	(894)	(1,416)
Investment in bank deposits	(64,695)	(40,190)	(51,511)
Proceeds from bank deposits	76,921	51,850	45,306
Investment in available-for-sale marketable securities	(60,863)	(64,760)	(38,413)
Proceeds from maturity of available-for-sale marketable securities	14,983	8,686	2,033
Proceeds from sale of available-for-sale marketable securities	45,704	55,514	55,566
Investments in other companies	(1,533)	(934)	—
Proceeds from realization of investment in other company	—	—	1,032

Net cash provided by (used in) investing activities	9,835	9,272	(892)

Cash flows from financing activities:
Purchase of Treasury Stock	(27,168)	(19,816)	(18,657)
Proceeds from exercise of stock-based awards	1,615	2,479	2,974
Excess tax benefit from equity-based compensation	672	—	—

Net cash used in financing activities	(24,881)	(17,337)	(15,683)

Effect of exchange rate movements on cash	(110)	53	(485)
Increase (decrease) in cash and cash equivalents	3,468	5,695	(7,951)
Cash and cash equivalents at the beginning of the year	14,954	18,422	24,117

Cash and cash equivalents at the end of the year	$18,422	$24,117	$16,166

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net of refunds	$926	$1,851	$1,276

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

CEVA licenses a family of programmable DSP cores and application-specific platforms, vision, imaging, audio and voice, as well as communications technologies, including wireless and wired modems, Wi-Fi, Bluetooth, and Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Acquisition of RivieraWaves:

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid at the Closing Date and the remaining amount of $3,700 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). In January 2015, the Company paid $1,000 of the Contingent Consideration, and the remaining amount of $2,700 is expected to be paid within 2015. The Contingent Consideration is recognized as a liability at fair value. As of December 31, 2014, the fair value of the Contingent Consideration was estimated to be $3,603. Accretion of the Contingent Consideration liability will be included in financial income, net.

In addition, the Company incurred acquisition-related costs in an amount of $310, which were included in general and administrative expenses for the year ended December 31, 2014.

The acquisition has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of RivieraWaves acquired in the acquisition, based on their fair values on the Closing Date.

The results of operations of RivieraWaves have been included in the Company’s consolidated financial statements as of the Closing Date. The primary rationale for this acquisition was to further expand CEVA’s non cellular baseband business into advanced technology offerings in connectivity, including Wi-Fi and Bluetooth IP. The goodwill is primarily attributable to expected synergies resulting from the acquisition.

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semiannual basis for a period of two years after the Closing Date.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Details of the fair value of consideration transferred and the purchase price allocation are as follows:

(a)	Consideration transferred:

Cash	$14,678
Fair value of Contingent Consideration	3,434

Total	$18,112

(b)	Under business combination accounting, the total purchase price was allocated to RivieraWaves’ net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

Cash and cash equivalents	$1,189
Bank deposits	1,384
Other assets	2,898
Intangible assets	6,161
Goodwill	10,114

Total assets	21,746

Current liabilities	(2,201)
Deferred tax liabilities, net	(1,433)

Total liabilities	(3,634)

Total	$18,112

In performing the purchase price allocation, the Company considered, among other factors, analysis of historical financial performance, highest and best use of the acquired assets and estimates of future performance of RivieraWaves’ products. In its allocation, the Company also considered the fair value of intangible assets based on a market participant approach to valuation performed by a third party valuation firm using an income approach and estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the RivieraWaves acquisition:

Fair value
Core technologies (1)	$5,796
Customer relationships (2)	272
Customer backlog (3)	93

Total intangible assets	$6,161

(1)	Core technologies represent a combination of RivieraWaves’ processes and trade secrets related to the design and development of its products. This proprietary know-how can be leveraged to develop new technology and improve the Company’s products and is amortized using the straight line method.
(2)	Customer relationships represent the underlying relationships and agreements with RivieraWaves’ installed customer base and are amortized using the straight line method.
(3)	Customer backlog represents an order or production backlog arises from contracts or sales orders and are amortized using the straight line method.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.32%, 1.88% and 1.58% during 2012, 2013 and 2014, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Marketable securities:

Marketable securities consist of certificates of deposits and corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it may sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2012, 2013 and 2014.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.40%, 2.14% and 1.74% during 2012, 2013 and 2014, respectively.

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	10-33
Office furniture and equipment	7-25
Leasehold improvements	10
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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2012, 2013 and 2014.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

There is a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years in the period ended December 31, 2014, no impairment of goodwill has been identified.

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from one and a half to five and a half years.

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the year ended December 31, 2014.

Investments in other companies:

The Company’s investments in two private companies, in which it holds minority equity interests, are presented at cost because the Company does not have significant influence over the underlying investees. The investments are reviewed periodically to determine if their values have been impaired and adjustments are recorded as necessary. During the years ended December 31, 2012, 2013 and 2014, no impairment loss was identified.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

During 2014, the Company received an initial consideration of 774 Euro (approximately $1,032) when one of its private companies, Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which the Company had a minority investment, was acquired. The Company expects to receive an additional 99 Euro (approximately $120) within 12 months after closing of the acquisition, which amount is being held by the buyer to secure indemnification claims. Pursuant to the acquisition agreement, the Company may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the year ended December 31, 2014, the Company recorded a loss of $404 from the sale of its investment in Antcor.

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

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s IP, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. Non-refundable payments on account of prepaid units (prepaid royalties) are included within the Company’s licensing and related revenue line on the consolidated statements of operations.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Office of the Chief Scientist of Israel (refer to Note 15c for further details). Cost of product revenue includes materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, telephone and other support costs.

Income taxes:

The Company recognizes income taxes under the liability method. It recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in the statements of operations during the period that includes the enactment date.

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

Government grants and tax credits:

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

The Company recorded grants in the amounts of $2,849, $3,304 and $4,586 for the years ended December 31, 2012, 2013 and 2014, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company’s French subsidiaries (RivieraWaves and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction to “Research and development expenses” in the consolidated statements of operations. During the year ended December 31, 2014, the Company recorded CIR in the amount of $675.

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

Total contributions for the years ended December 31, 2012, 2013 and 2014 were $313, $338 and $561, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2012, 2013 and 2014, were $826, $1,014 and $1,113, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2012	2013	2014
Expected dividend yield	0%	0%	0%
Expected volatility	43%-58%	38%-54%	33%-52%
Risk-free interest rate	0.1%-1.2%	0.1%-2.5%	0.1%-2.5%
Expected forfeiture (employees)	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	10 years	10 years	10 years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2012	2013	2014
Expected dividend yield	0%	0%	0%
Expected volatility	41%-61%	34%-53%	29%-52%
Risk-free interest rate	0.1%-0.6%	0.1%-0.2%	0.1%-0.2%
Expected forfeiture	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months

During the years ended December 31, 2012, 2013 and 2014, the Company recognized equity-based compensation expense related to stock options, SARs and employee stock purchase plan as follows:

	Year ended December 31,
	2012	2013	2014
Cost of revenue	$241	$312	$193
Research and development, net	1,810	2,014	2,027
Sales and marketing	1,036	1,311	909
General and administrative	1,996	2,283	1,882

Total equity-based compensation expense	$5,083	$5,920	$5,011

As of December 31, 2014, there was $3,763 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2012, 2013 and 2014, the Company classified $672, $0 and $0, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2014, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2014. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $0 and $25 as of December 31, 2013 and 2014, respectively.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2013 and 2014, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $720 and $4,200, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Advertising expenses:

Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2012, 2013 and 2014 were $791, $660 and $792, respectively.

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

	Year ended December 31,
	2012	2013	2014
Numerator:
Net income (loss)	$13,685	$6,685	$(819)
Denominator (in thousands):
Weighted-average common stock outstanding	22,798	22,009	20,622
Effect of stock options and stock appreciation rights	559	456	—

Diluted weighted-average common stock outstanding	23,357	22,465	20,622

Basic net income (loss) per share	$0.60	$0.30	$(0.04)

Diluted net income (loss) per share	$0.59	$0.30	$(0.04)

The weighted-average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 973,919 and 1,732,154 shares for the years ended December 31, 2012 and 2013, respectively. The total number of shares related to the outstanding options excluded from the calculation of diluted net loss per share was 3,316,380 as of December 31, 2014.

Recently Issued and Adopted Accounting Pronouncement:

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company in the first quarter of 2017. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE 2: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2013 and 2014:

	As at December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$5,443	$—	$(46)	$5,397

	5,443	—	(46)	5,397
Available-for-sale – matures after one year through three years:
Certificate of deposits	1,975	—	—	1,975
Corporate bonds	40,835	9	(383)	40,461

	42,810	9	(383)	42,436
Total	$48,253	$9	$(429)	$47,833

	As at December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale – matures within one year:
Corporate bonds	$2,852	$6	$(3)	$2,855
Available-for-sale – matures after one year through three years:
Corporate bonds	65,702	134	(227)	65,609

Total	$68,554	$140	$(230)	$68,464

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2014	$34,152	$(313)	$9,469	$(116)
As of December 31, 2013	$28,535	$(208)	$4,278	$(22)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2013 and 2014, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Year ended December 31,
	2012	2013	2014
Gross realized gain from sale of available-for-sale marketable securities	$301	$400	$99
Gross realized loss from sale of available-for-sale marketable securities	$(117)	$(21)	$(93)

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

The Company measures its marketable securities, foreign currency derivative contracts and the Contingent Consideration at fair value. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Contingent Consideration related to the RivieraWaves acquisition is classified within Level III as it is based on significant inputs not observable in the market.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	December 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,975	—	$1,975	—
Corporate bonds	$45,858	—	$45,858	—

Liabilities:
Foreign exchange contracts	64	—	64	—
Contingent consideration	3,603	—	—	3,603

Description	December 31, 2013	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$68,464	—	$68,464	—

Liabilities:
Foreign exchange contracts	16	—	16	—

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2013	2014
Cost:
Computers, software and equipment	$10,329	$12,180
Office furniture and equipment	513	633
Leasehold improvements	870	1,130

	11,712	13,943
Less – Accumulated depreciation	(10,096)	(11,338)

Property and equipment, net	$1,616	$2,605

In 2013, there was a decrease in the amount of property and equipment of $2,645 as a result of the disposal of redundant assets.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As at December 31,
	2013	2014
Prepaid leased design tools	$220	$248
Prepaid rent	212	239
Inventories	285	272
Taxes	225	386
IT consumables	302	227
Interest receivable	458	544
Government grants	—	1,378
Other	294	688

	$1,996	$3,982

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

(a) Goodwill:

Changes in goodwill are as follows:

	2013	2014
Balance as of January 1,	$36,498	$36,498
Acquisition	—	10,114

Balance as of December 31,	$36,498	$46,612

(b) Intangible assets:

		Year ended December 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets – amortizable:
Customer relationships	4.5	272	30	242
Customer backlog	1.5	93	31	62
Core technologies	5.1	5,796	588	5,208

Total intangible assets		$6,161	$649	$5,512

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2015	$1,298
2016	1,236
2017	1,236
2018	901
2019	841

$5,512

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2013	2014
Engineering accruals	606	862
Professional fees	637	622
Deferred tax liabilities (Note 13)	73	464
Government grants	480	201
Other	1,159	1,369

	$2,955	$3,518

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, the Company’s Board of Directors authorized the repurchase by the Company

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2014, 1,000,000 shares of common stock remained authorized for repurchase pursuant to the Company’s share repurchase program.

In 2012, the Company repurchased 1,482,548 shares of common stock at an average purchase price of $18.33 per share for an aggregate purchase price of $27,168. In 2013, the Company repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19,816. In 2014, the Company repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18,657.

d. Employee and non-employee stock plans:

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made in 2013 and 2014). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

In connection with the Company’s acquisition of RivieraWaves, on July 7, 2014, the Company issued an aggregate of 113,000 SARs to 27 employees of RivieraWaves who joined the Company in connection with the acquisition. The value of these grants was not included in the acquisition price of RivieraWaves. The SARs were granted outside of the Company’s existing equity plans and were granted as a material inducement to such individuals entering into employment with the Company, in accordance with NASDAQ Listing Rule 5635(c)(4). All of the SARs were priced at $15.17, the fair market value on the grant date, and will vest over four years, with 25% of the SARs vesting after one year and the remaining vest in equal portions over the following 36 months, such that all SARs will vest after four years, subject to the employee’s continuous service through each vesting date. The SARs have a ceiling limit for maximum income capped at 400%, expire seven years from the grant date and are subject to the terms and condition of the individual SAR agreements. The SAR grants were approved by the compensation committee of the Board of Directors of the Company.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2014, is as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	3,115,972	$16.30
Granted (1)	457,500	14.94
Options/SAR units exercised	(190,871)	8.85
Options/SAR units forfeited or expired	(66,221)	18.48

Outstanding at the end of the year (2)	3,316,380	$16.50	4.5	$10,881,253

Vested or expected to vest as of December 31	3,218,030	$16.51	4.4	$10,656,933

Exercisable as of December 31 (3)	2,031,630	$16.51	3.3	$8,047,463

(1)	Includes 325,500 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,946,669 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,894,343 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the years ended December 31, 2012, 2013 and 2014 was $7.4, $7.2 and $6.1 per share, respectively. The total intrinsic value of options and SARs exercised during the years ended December 31, 2012, 2013 and 2014 was $581, $1,336 and $1,372, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2014 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
5.76-9.80	599,076	0.9	$8.37	599,076	0.9	$8.37
11.58-15.54	1,074,858	5.4	$14.76	461,119	3.9	$14.51
16.08-17.61	837,156	5.8	$16.48	318,821	5.8	$16.50
18.23-32.34	805,290	4.5	$24.89	652,614	3.9	$25.39

	3,316,380	4.5	$16.50	2,031,630	3.3	$16.51

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Stock Plans

As of December 31, 2014, the Company maintains the Company’s Amended and Restated 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2014, options and SARs to purchase 872,355 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 1,750,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term.

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

2003 Director Stock Option Plan

Under the Director Plan, 1,350,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are authorized for issuance.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,150,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2014, 86,970 shares of common stock were available for future issuance under the ESPP.

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

NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2013	2014
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$52
Foreign exchange forward contracts	16	12

Total	$16	$64

The Company recorded the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2012	2013	2014
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$177	$108	$(389)
Foreign exchange forward contracts	69	175	(41)

	$246	$283	$(430)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2012	2013	2014
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$124	$(266)	$337
Foreign exchange forward contracts	71	(249)	45

	$195	$(515)	$382

The Company recorded in cost of revenues and operating expenses, a net loss of $195, a net gain of $515 and a net loss of $382 during the years ended December 31, 2012, 2013 and 2014, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a net loss of $112 and a net gain of $112 during the years ended December 31, 2012 and 2013, respectively, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during 2014.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2013 and 2014:

Year ended December 31, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax expense (benefit)	Total
Beginning balance	$(90)	$(16)	$(25)	$(81)
Other comprehensive income (loss) before reclassifications	(324)	(430)	(56)	(698)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	382	33	343

Net current period other comprehensive income (loss)	(330)	(48)	(23)	(355)

Ending balance	$(420)	$(64)	$(48)	$(436)

Year ended December 31, 2013	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Estimated tax expense (benefit)	Total
Beginning balance	$224	$216	$80	$360
Other comprehensive income (loss) before reclassifications	65	283	57	291
Amounts reclassified from accumulated other comprehensive income (loss)	(379)	(515)	(162)	(732)

Net current period other comprehensive income (loss)	(314)	(232)	(105)	(441)

Ending balance	$(90)	$(16)	$(25)	$(81)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Operations
	Year ended December 31,
	2013	2014
Unrealized gains (losses) on cash flow hedges	$13	$(17)	Cost of revenues
	432	(305)	Research and development
	27	(34)	Sales and marketing
	43	(26)	General and administrative

	515	(382)	Total, before income taxes
	54	(36)	Income tax expense (benefit)

	461	(346)	Total, net of income taxes

Unrealized gains on available-for-sale marketable securities	379	6	Financial income, net
	108	3	Income tax expense

	271	3	Total, net of income taxes

	$732	$(343)	Total, net of income taxes

NOTE 11: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year ended December 31,
	2012	2013		2014
Revenues based on customer location:
United States	$11,389	$6,067		$11,671
Europe, Middle East (1)	13,695	13,384		5,655
Asia Pacific (2) (3)	28,593	29,449		33,482

	$53,677	$48,900		$50,808

(1) Germany	$6,840	$5,543		*	)
(2) China	$15,919	$20,472		$20,568
(3) Japan	$7,744	*	)	*	)

*)	Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

	2013	2014
Long-lived assets by geographic region:
Israel	1,532	2,219
France	—	328
Other	84	58

	$1,616	$2,605

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2012	2013	2014
Customer A	24%	28%	25%
Customer B	13%	11%	*	)
Customer C	12%	* )	*	)

*)	Less than 10%

c. Information about Products and Services:

The following table sets forth the products and services that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2012	2013	2014
CEVA-X family	21%	39%	33%
CEVA TeakLite family	54%	38%	45%
CEVA Teak family	14%	* )	* )

*)	Less than 10%

The remaining amount consists of other families of products and services that each represented less than 10% of total revenues.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 12: SELECTED STATEMENTS OF OPERATIONS DATA

Financial income, net:

	Year ended December 31,
	2012	2013	2014
Interest income	$4,507	$3,884	$2,824
Gain on available-for-sale marketable securities, net	184	379	6
Amortization of premium on available-for-sale marketable securities, net	(1,267)	(1,504)	(1,121)
Foreign exchange loss, net	(44)	(45)	(565)
Accretion of Contingent Consideration	—	—	(169)

	$3,380	$2,714	$975

NOTE 13: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2014, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2010 and subsequent years.

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

The Company’s Israeli subsidiary’s tax-exempt profit from Approved Enterprises and Benefited Enterprises is permanently reinvested as the Company’s management has determined that the Company does not currently intend to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. The Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 26.5% in 2014.

On July 30, 2013, the Israeli Parliament (the Knesset) passed a law which was designated to increase the tax levy in the years 2013 and 2014. Among other things, the law increases the Israeli corporate tax rate from 25% to 26.5% commencing on January 1, 2014.

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

As of December 31, 2014, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2011 and subsequent years.

3. French Subsidiaries

The French operating subsidiaries qualified for a 33.33% tax rate on its profits. As of December 31, 2014, the open tax years, subject to review by the applicable taxing authorities for the French subsidiaries, are 2010 and subsequent years.

b. Taxes on income comprised of:

	Year ended December 31,
	2012	2013	2014
Domestic taxes:
Current	$727	$(37)	$7
Deferred	(742)	(1,127)	2,987
Foreign taxes:
Current	1,993	2,016	314
Deferred	84	(64)	(456)

	$2,062	$788	$2,852

Income (loss) before taxes on income:
Domestic	$(1,651)	$(4,315)	$(2,379)
Foreign	17,398	11,788	4,412

	$15,747	$7,473	$2,033

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2012	2013	2014
Income before taxes on income	$15,747	$7,473	$2,033

Theoretical tax at U.S. statutory rate	5,511	2,541	691
Foreign income taxes at rates other than U.S. rate	(2,023)	(1,057)	(489)
Approved and benefited enterprises benefits (*)	(1,934)	(1,553)	(785)
Subpart F	529	633	394
Non-deductible items	592	433	723
Non-taxable items	—	—	(230)
Decrease in uncertain tax position	—	(73)	(920)
Valuation allowance	(380)	(111)	3,356
Other, net	(233)	(25)	112

Taxes on income	$2,062	$788	$2,852

Effective tax rate	13%	11%	140%

(*) Basic and diluted earnings per share amounts of the benefit resulting from the “Approved Enterprise” and “Benefited Enterprise” status	$0.08	$0.07	$0.04

d. Deferred taxes on income:

Deferred taxes on income reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2013	2014
Deferred tax assets
Operating loss carryforward	$8,544	$8,933
Accrued expenses	490	706
Temporary differences related to R&D expenses	1,045	922
Equity-based compensation	2,085	2,563
Tax credit carry forward	622	800
Other	152	273

Total gross deferred tax assets	12,938	14,197
Valuation allowance	(8,526)	(11,930)

Net deferred tax assets	$4,412	$2,267

Deferred tax liabilities
Other	$73	$26
Intangible assets	—	1,843

Total gross deferred tax liabilities	$73	$1,869

Net deferred tax assets (*)	$4,339	$398

(*)	Net deferred tax for the year ended December 31, 2013 from domestic and foreign jurisdictions was $2,999 and $1,340, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Net deferred tax for the year ended December 31, 2014 from domestic and foreign jurisdictions was $0 and $398, respectively.

Changes in valuation allowances on deferred tax assets result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. During 2014, the Company increased the valuation allowance by $3,404 mainly due to a change in the estimation for taxable income in future years of the Company’s U.S operations.

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

	Year ended December 31,
	2013	2014
Beginning of year	$3,520	$3,563
Additions for current year tax positions	116	216
Decrease as a result of a lapse of applicable statute of limitations	(73)	(920)

Balance at December 31	$3,563	$2,859

As of December 31, 2013 and 2014, there were $3,563 and $2,859, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. As of December 31, 2013 and 2014, the Company had accrued interest related to unrecognized tax benefits of $226 and $39, respectively. The Company did not accrue penalties during the years ended December 31, 2013 and 2014.

f. Tax loss carryforwards:

As of December 31, 2014, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $3,929, which are available to offset future federal taxable income. Of that amount, $3,876 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2030.

As of December 31, 2014, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $6,315, which are available to offset future California taxable income. Of

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

that amount, $3,424 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2015.

As of December 31, 2014, CEVA’s Irish subsidiary had foreign operating losses of approximately $63,422, which are available to offset future taxable income indefinitely. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future. As of December 31, 2014, CEVA’s French subsidiaries had foreign operating losses of approximately $2,105, which are available to offset future taxable income indefinitely.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2010.

NOTE 14: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, is a partner of Morrison & Foerster LLP, the Company’s outside legal counsel. Fees attributed to Morrison & Foerster LLP during the years ended December 31, 2012, 2013 and 2014 were $578, $279 and $275, respectively. The accounts payable balance with Morrison & Foerster LLP at December 31, 2013 and 2014 were $0 and $10, respectively.

NOTE 15: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2014, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2012, 2013 and 2014, were $821, $839 and $955, respectively.

As of December 31, 2014, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2015	$1,018	$2,537	$948	$4,503
2016	938	900	—	1,838
2017	879	—	—	879
2018	691	—	—	691

	$3,526	$3,437	$948	$7,911

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2014, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

During 2012, 2013 and 2014, the Company paid royalties to the OCS in the amount $12, $147 and $300, respectively. As of December 31, 2014, the aggregate contingent liability to the OCS (including interest) amounted to $11,756.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 13, 2015

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

Signature	Title	Date
/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 13, 2015

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 13, 2015

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 13, 2015

/S/ ZVI LIMON Zvi Limon	Director	March 13, 2015

/S/ BRUCE MANN Bruce Mann	Director	March 13, 2015

Signature	Title	Date
/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 13, 2015

/S/ LOUIS SILVER Louis Silver	Director	March 13, 2015

/S/ DAN TOCATLY Dan Tocatly	Director	March 13, 2015

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2014
Allowance for doubtful accounts	$—	$25	$—	$25

Year ended December 31, 2013
Allowance for doubtful accounts	$9	$—	$9	$—

Year ended December 31, 2012
Allowance for doubtful accounts	$25	$—	$16	$9

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Fourth Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(18)†	CEVA, Inc. Amended and Restated 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10(19)†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	CEVA, Inc. 2011 Stock Incentive Plan

10.25(14)†	2013 Incentive Plan for Issachar Ohana, effective as of January 1, 2013 (portions of this exhibit is redacted)

10.26(15)†	2013 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2013 (portions of this exhibit is redacted)

10.27(16)†	Amendment to Employment Agreement of Yaniv Arieli, effective as of November 6, 2013

10.28(17)†	2014 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2014 (portions of this exhibit is redacted).

Exhibit Number	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on April 29, 2014, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
(14)	Description filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(15)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2013, and incorporated hereby by reference.
(16)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2013, and incorporated hereby by reference.
(17)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2014, and incorporated hereby by reference.

(18)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference.
(19)	Filed as Exhibit 10.10 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 10, 2010, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.