Form 10-Q
period 2015-03-31
CEVA INC
filed 2015-05-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,605,707 shares of common stock, $0.001 par value, as of May 4, 2015.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores, software and connectivity IPs and IoT applications continues to progress;

•	Our belief that our expansion strategy will result in future royalty growth and a more diversified royalty base;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones because we derive higher royalities on average from smartphones than feature phones;

•	Our belief that the RivieraWaves acquisition substantially increased our overall addressable market to cover all categories of connected devices, which according to ABI Research is expected to be 35 billion devices by 2020;

•	Our belief that our presence in the 3G and LTE smartphone markets will continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents;

•	Our anticipation that product shipments incorporating Bluetooth IP acquired from RivieraWaves will continue to grow;

•	Our belief that our intelligent audio processing IP strongly positions us for the new range of addressable end markets;

•	Our belief that our vision processing IP strongly positions us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications, and that specifically ABI Research predicts that cameras equipped with vision processing will grow to 2.7 billion by 2017;

•	Our belief that our cellular baseband business will continue to be a significant growth driver for us;

•	Our belief that unit shipments for non-cellular baseband applications will reach 700 to 900 million units annually by 2018;

•	Our expectation that as a result of the RivieraWaves acquisition, our operating expenses will include,: (1) the ongoing RivieraWaves expenses, which is expected to be approximately $1.7 million per quarter in 2015 (including costs related to the RivieraWaves employee retention plan) and (2) amortization of intangible assets and equity-based compensation expenses of approximately $0.4 million per quarter;

•	Our current anticipation that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million;

•	Our belief that our licensing pipeline continues to be healthy across all of our product lines;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Our belief that the combination of advanced technologies and complimentary software of our new non-baseband technologies will lead to strong licensing dynamics and revenue licensing growth opportunities.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2015	December 31, 2014
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$13,993	$16,166
Short term bank deposits	26,996	37,444
Marketable securities	47,945	47,833
Trade receivables, net	11,376	8,347
Deferred tax assets	1,943	1,868
Prepaid expenses and other current assets	5,393	3,982

Total current assets	107,646	115,640

Long term bank deposits	39,176	28,424
Severance pay fund	7,265	7,011
Deferred tax assets	734	399
Property and equipment, net	2,727	2,605
Investments in other company	1,806	1,806
Intangible assets, net	5,187	5,512
Goodwill	46,612	46,612

Total long-term assets	103,507	92,369

Total assets	$211,153	$208,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,276	$864
Deferred revenues	2,078	1,681
Accrued expenses and other payables	3,227	3,518
Contingent consideration (Note 3)	951	3,603
Accrued payroll and related benefits	11,249	10,054
Income taxes payable, net	775	739

Total current liabilities	19,556	20,459

Long term liabilities:
Accrued severance pay	7,551	7,096
Deferred tax liabilities	1,302	1,405

Total long-term liabilities	8,853	8,501

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2015 and December 31, 2014. 20,604,319 and 20,252,490 shares outstanding at March 31, 2015 and December 31, 2014, respectively	21	20
Additional paid in-capital	210,275	209,426
Treasury stock at cost (2,990,841 and 3,342,670 shares of common stock at March 31, 2015 and December 31, 2014, respectively)	(49,319)	(54,708)
Accumulated other comprehensive loss	(311)	(436)
Retained earnings	22,078	24,747

Total stockholders’ equity	182,744	179,049

Total liabilities and stockholders’ equity	$211,153	$208,009

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2015	2014
Revenues:
Licensing and related revenue	$7,839	$7,906
Royalties	5,995	5,768

Total revenues	13,834	13,674
Cost of revenues	1,185	1,112

Gross profit	12,649	12,562
Operating expenses:
Research and development, net	7,363	5,996
Sales and marketing	2,426	2,393
General and administrative	1,972	2,040
Amortization of intangible assets	325	—

Total operating expenses	12,086	10,429

Operating income	563	2,133
Financial income (loss), net	(27)	460

Income before taxes on income	536	2,593
Income taxes	50	608

Net income	$486	$1,985

Basic and diluted net income per share	$0.02	$0.09

Weighted-average shares used to compute net income per share (in thousands):
Basic	20,418	21,159

Diluted	20,958	21,590

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
Net income:	$486	$1,985
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	162	(7)
Reclassification adjustments for losses included in net income	13	1

Net change	175	(6)

Cash flow hedges:
Changes in unrealized gains (losses)	(110)	28
Reclassification adjustments for (gains) losses included in net income	73	(1)

Net change	(37)	27

Other comprehensive income before tax	138	21
Income tax expense (benefit) related to components of other comprehensive income (loss)	13	(4)

Other comprehensive income , net of taxes	125	25

Comprehensive income	$611	$2,010

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$486	$1,985
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	255	162
Amortization of intangible assets	325	—
Equity-based compensation	849	1,513
Realized loss, net on sale of available-for-sale marketable securities	13	1
Amortization of premiums on available-for-sale marketable securities	280	298
Accrued interest on bank deposits	30	116
Unrealized foreign exchange loss	185	1
Changes in operating assets and liabilities:
Trade receivables	(3,029)	2,564
Prepaid expenses and other current assets	(1,549)	(1,455)
Deferred tax, net	(547)	108
Trade payables	428	(455)
Deferred revenues	397	177
Accrued expenses and other payables	(277)	(298)
Acceretion of contingent consideration	48	—
Accrued payroll and related benefits	1,195	166
Income taxes payable	36	25
Excess tax benefit from equity-based compensation	—	(179)
Accrued severance pay, net	203	70

Net cash provided by (used in) operating activities	(672)	4,799

Cash flows from investing activities:
Purchase of property and equipment	(377)	(77)
Investment in bank deposits	(22,095)	(21,389)
Proceeds from bank deposits	21,660	21,000
Investment in available-for-sale marketable securities	(3,363)	(10,084)
Proceeds from maturity of available-for-sale marketable securities	350	700
Proceeds from sale of available-for-sale marketable securities	2,783	12,205

Net cash provided by (used in) investing activities	(1,042)	2,355

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	(2,700)	—
Purchase of treasury stock	(1,917)	(4,127)
Proceeds from exercise of stock-based awards	4,152	915
Excess tax benefit from equity-based compensation	—	179

Net cash used in financing activities	(465)	(3,033)
Effect of exchange rate movements on cash	6	(37)

Increase (decrease) in cash and cash equivalents	(2,173)	4,084
Cash and cash equivalents at the beginning of the period	16,166	24,117

Cash and cash equivalents at the end of the period	$13,993	$28,201

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$548	$289

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of programmable DSP cores and application-specific platforms for vision, imaging, audio and voice, as well as communications and connectivity technologies, including wireless and wired modems, Wi-Fi, Bluetooth and Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid on the Closing Date and the remaining amount of $3,700 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first quarter of 2015, the Company paid $2,700 of the Contingent Consideration, and the remaining amount of $1,000 is expected to be paid during the remainder of 2015. The Contingent Consideration is recognized as a liability at fair value. As of March 31, 2015, the fair value of the Contingent Consideration was estimated to be $951. Accretion of the Contingent Consideration liability is included in financial income, net.

The acquisition has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.”

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semi-annual basis for a period of two years after the Closing Date. As of March 31, 2015, the Company paid $329 of the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at March 31, 2015 and December 31, 2014:

	As at March 31, 2015 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$9,786	$4	$(48)	$9,742

Available-for-sale securities - matures after one year through three years:
Certificate of deposits	1,226	—	—	1,226
Corporate bonds	37,178	22	(223)	36,977

	38,404	22	(223)	38,203

Total	$48,190	$26	$(271)	$47,945

	As at December 31, 2014 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$5,443	$—	$(46)	$5,397

Available-for-sale securities - matures after one year through three years:
Certificate of deposits	1,975	—	—	1,975
Corporate bonds	40,835	9	(383)	40,461

	42,810	9	(383)	42,436

Total	$48,253	$9	$(429)	$47,833

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2015	$20,725	$(97)	$14,703	$(174)
As of December 31, 2014	$34,152	$(313)	$9,469	$(116)

As of March 31, 2015 and December 31, 2014, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$1	$11
Gross realized loss from sale of available-for-sale marketable securities	$(14)	$(12)

NOTE 5:	FAIR VALUE MEASUREMENT

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

Description	March 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,226	$—	$1,226	$—
Corporate bonds	46,719	—	46,719	—
Foreign exchange contracts	1	—	1	—

Liabilities:
Foreign exchange contracts	102	—	102	—
Contingent Consideration	951	—	—	951

Description	December 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,975	$—	$1,975	$—
Corporate bonds	45,858	—	45,858	—

Liabilities:
Foreign exchange contracts	64	—	64	—
Contingent Consideration	3,603	—	—	3,603

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The table below presents the changes in Level 3 Contingent Consideration liability measured on a recurring basis and related to the acquisition of RivieraWaves:

Balance at December 31, 2014	$3,603
Fair value adjustment	48
Payment	(2,700)

Balance at March 31, 2015	951

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2015		2014
	(unaudited)		(unaudited)
Revenues based on customer location:
United States	$1,961		$5,167
Europe and Middle East	1,445		1,838
Asia Pacific (1) (2)	10,428		6,669

	$13,834		$13,674

(1) China	$7,478		$2,713
(2) Taiwan	$ *	)	$3,088

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Customer A	25%	16%
Customer B	—	22%
Customer C	—	22%
Customer D	14%	* )

*)	Less than 10%

NOTE 7:	NET INCOME PER SHARE OF COMMON STOCK

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Numerator:
Net income	$486	$1,985

Denominator (in thousands):
Weighted-average common stock outstanding	20,418	21,159
Effect of stock options and stock appreciation rights	540	431

Diluted weighted average common stock outstanding	20,958	21,590

Basic and diluted net income per share	$0.02	$0.09

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 825,296 and 2,202,797 shares for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the three months ended March 31, 2015). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2015, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2014	3,316,380	$16.50
SAR units granted (1)	37,500	19.59
Options/SAR units exercised	(436,806)	10.20
Options/SAR units forfeited or expired	(36,594)	18.62

Outstanding as of March 31, 2015 (2)	2,880,480	$17.47	4.7	$14,188,392

Exercisable as of March 31, 2015 (3)	1,690,821	$18.17	3.5	$8,100,340

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,524,973 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,548,456 shares of the Company’s common stock issuable upon exercise.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cost of revenue	$35	$58
Research and development, net	391	601
Sales and marketing	79	302
General and administrative	344	552

Total equity-based compensation expense	$849	$1,513

The fair value for the Company’s SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees was estimated using the following assumptions:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	33%-49%	37%-52%
Risk-free interest rate	0.2%-1.6%	0.1%-2.2%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple (employees)	2.1	2.1

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	36%	43%-52%
Risk-free interest rate	0.1%	0.1%-0.2%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

As of March 31, 2015, there was $3,294 of unrecognized compensation expense related to unvested equity awards. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

NOTE 9:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2015 and December 31, 2014, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $9,500 and $4,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at March 31,	As at December 31,
	2015	2014
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$1	$—

Total	$1	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$77	$52
Foreign exchange forward contracts	25	12

Total	$102	$64

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

The increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(76)	$11
Foreign exchange forward contracts	(34)	17

	$(110)	$28

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$51	$—
Foreign exchange forward contracts	22	(1)

	$73	$(1)

The Company recorded in cost of revenues and operating expenses a net loss of $73 and a net gain of $1 during the three months ended March 31, 2015 and 2014, respectively, related to its Hedging Contracts.

NOTE 10:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

Three months ended March 31, 2015

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)
Other comprehensive income (loss) before reclassifications	145	(98)	47
Amounts reclassified from accumulated other comprehensive income (loss)	13	65	78

Net current period other comprehensive income (loss)	158	(33)	125

Ending balance	$(221)	$(90)	$(311)

Three months ended March 31, 2014

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(65)	$(16)	$(81)
Other comprehensive income (loss) before reclassifications	(2)	28	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(1)

Net current period other comprehensive income (loss)	(2)	27	25

Ending balance	$(67)	$11	$(56)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$(1)	$—	Cost of revenues
	(62)	1	Research and development
	(5)	—	Sales and marketing
	(5)	—	General and administrative

	(73)	1	Total, before income taxes
	(8)	—	Income tax benefit

	(65)	1	Total, net of income taxes

Unrealized losses on available-for-sale marketable securities	(13)	(1)	Financial income, net
	—	(1)	Income tax benefit

	(13)	—	Total, net of income taxes

	$(78)	$1	Total, net of income taxes

NOTE 11:	SHARE REPURCHASE PROGRAM

During the first quarter of 2015, the Company repurchased 93,903 shares of common stock at an average purchase price of $20.41 per share for an aggregate purchase price of $1,917. During the first quarter of 2014, the Company repurchased 235,619 shares of common stock at an average purchase price of $17.51 per share for an aggregate purchase price of $4,127. As of March 31, 2015, 906,097 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 12:	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company in the first quarter of 2017. The Company has not yet selected a transition method, and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

CEVA is a leading licensor of cellular, multimedia and connectivity technologies to semiconductor companies and OEMs serving the mobile, consumer, automotive and Internet-of-Things (“IoT”) markets. Our DSP intellectual property portfolio includes comprehensive platforms for multimode 2G/3G/LTE/LTE-A baseband processing in terminals and infrastructure, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three cellular handsets sold worldwide is powered by CEVA. To date, more than 6 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of cellular baseband chips that incorporate our technologies was approximately 33% of the worldwide shipment volume in 2014.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first quarter of 2015, we paid $2,700,000 of the Contingent Consideration and the remaining amount of $1,000,000 is expected to be paid during the remainder of 2015. In addition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a semi-annual basis for a period of two years after closing of the acquisition. As of March 31, 2015, we paid $329,000 of the employee retention plan expenses.

We believe the adoption of our DSP cores, software and connectivity IPs in connected device and IoT application markets continues to progress. Applications for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, industrial and medical. As a testament to our progress in those markets, during the first quarter of 2015, we signed a record twelve licensing agreements, five of which were for our connectivity IPs and seven for customers who will incorporate our DSPs into smartphones, LTE routers, Advanced Driver Assistance Systems (ADAS), surveillance cameras, wearables and storage systems. Included in those deals were our lead licensees for our newest, best of breed CEVA-XM4 Intelligent Vision processor and precertified next generation Bluetooth 5.0 type IP. Overall, eight of the twelve deals signed during the first quarter of 2015 were with first-time customers. We anticipate this expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, recent flagship LTE smartphone launches by a number of tier one OEMs included our DSPs for the first time, and we anticipate our market share will continue to grow. The royalty we derive from a smartphone is higher on average than that of a feature phone, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•	Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in cellular-based machine-to-machine, small cells and macrocells, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 20 million Bluetooth chips now shipping each quarter by our customers. We anticipate this growth in Bluetooth IP will continue.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers a new growth segment for the company. Our CEVA-TeakLite-4 DSP was specifically designed to address the increasingly complex processing and stringent low-power requirements of advanced voice pre-processing and audio post-processing algorithms, including always-on voice activation, voice trigger, noise elimination and audio rendering. Many companies are looking to replace their older in-house DSPs due to the power and performance requirements outlined above. Furthermore, the programmable nature of our audio/voice DSP combined with a large ecosystem of audio partners developing software enable our customers to significantly differentiate their products and feature sets. Our proven track record in audio/voice, with more than 4 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in IoT applications offers another new growth segment for the company. At Mobile World Congress in March 2015, we announced our newest, best of breed CEVA-XM4 Intelligent Vision processor, a follow-up to our highly successful predecessor, the CEVA-MM3101. The CEVA-XM4 achieves up to 8x performance improvement with 2.5 greater energy efficiency, compared to the CEVA-MM3101, providing a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS) robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion by 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution in vision processing as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

As a result of our diversification strategy beyond cellular baseband and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-cellular baseband applications over the next few years, up from approximately 86 million royalty-bearing units annually in 2014 to 700 to 900 million units annually by 2018. This will be in addition to our existing cellular baseband business, which we believe will continue to be a significant growth driver for us. Moreover, as a result of our acquisition of RivieraWaves and our existing DSP products, our quarterly licensing revenues is now in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million per quarter in the last few years.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, cellular baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom and ST have negatively impacted our royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $13.8 million for the first quarter of 2015, representing an increase of 1%, as compared to the corresponding period in 2014. The increase in total revenues for the first quarter of 2015 principally reflected higher royalty revenues.

Five largest customers accounted for 55% of our total revenues for the first quarter of 2015, as compared to 77% for the comparable period in 2014. Two customers accounted for 25% and 14% of our total revenues for the first quarter of 2015, as compared to three customers that accounted for 16%, 22% and 22% of our total revenues for the first quarter of 2014. Sales to Spreadtrum represented 25% and 16% of our total revenues for the first quarter of 2015 and 2014, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2015, and collectively represented 69% of our total royalty revenues for the first quarter of 2015; three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2014, and collectively represented 71% of our total royalty revenues for the first quarter of 2014. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the cellular baseband market represented 53% of our total revenues for the first quarter of 2015, as compared to 56% for the comparable period in 2014.

Licensing and Related Revenues

Licensing and related revenues were $7.8 million for the first quarter of 2015, representing a slight decrease of 1%, as compared to the corresponding period in 2014. The decrease in licensing and related revenues for the first quarter of 2015 reflected lower revenues from our CEVA-X DSP core family of products and CEVA-TeakLite core family of products, partially offset by higher revenues from our connectivity IP products, mainly Bluetooth IP acquired from RivieraWaves.

Licensing and related revenues accounted for 57% of our total revenues for the first quarter of 2015, compared to 58% for the comparable period of 2014. During the first quarter of 2015, we concluded 12 new license agreements. Of the 12 new license agreements signed during the quarter, ten are for non-baseband applications, and eight are with first time customers. Seven agreements were for CEVA DSP cores, platforms and software, and five agreements were for CEVA connectivity IP consisting of SATA/SAAS and Bluetooth technologies. Target applications for customer deployment are smartphones, LTE routers, Advanced Driver Assistance Systems (ADAS), surveillance cameras, wearables and storage systems. Geographically, six of the agreements concluded were in the Asia Pacific region, including Japan, five were in the U.S and one was in Europe. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $6.0 million for the first quarter of 2015, an increase of 4% from the first quarter of 2014. Royalty revenues accounted for 43% of our total revenues for the first quarter of 2015, as compared to 42% for the comparable period of 2014. The increase in royalty revenues for the first quarter of 2015 reflected an increase in overall baseband shipments, especially LTE products which have higher royalty average selling prices. This increase was partially offset by lower non-baseband revenue from end of life legacy products.

Our customers reported sales of 233 million chipsets incorporating our technologies for the first quarter of 2015, as compared to 212 million for the comparable period of 2014. Part of this increase is attributed to a significant increase in Bluetooth product shipments, which bear a significant lower royalty average selling prices than the baseband products. The five largest royalty-paying customers accounted for 87% of our total royalty revenues for the first quarter of 2015, as compared to 85% for the comparable period of 2014.

As of March 31, 2015 and 2014, 28 licensees were shipping products incorporating our technologies.

Geographic Revenue Analysis

	First Quarter 2015				First Quarter 2014
	(in millions, except percentages)
United States		$2.0		14%	$5.2	38%
Europe and Middle East		$1.4		11%	$1.8	13%
Asia Pacific (1) (2)		$10.4		75%	$6.7	49%

(1) China		$7.5		54%	$2.7	20%
(2) Taiwan	$	*	)	* )	$3.1	23%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.2 million for the first quarter of 2015, as compared to $1.1 million for the comparable period of 2014. Cost of revenues accounted for 9% of our total revenues for the first quarter of 2015, as compared to 8% for the comparable period of 2014. The slight increase for the first quarter of 2015 principally reflected higher payments to the Office of the Chief Scientist of Israel (the “OCS”). Included in cost of revenues for the first quarter of 2015 was a non-cash equity-based compensation expense of $35,000, as compared to $58,000 for the comparable period of 2014.

Gross Margin

Gross margin for the first quarter of 2015 was 91%, compared to 92% for the comparable period of 2014.

Operating Expenses

Total operating expenses were $12.1 million for the first quarter of 2015, as compared to $10.4 million for the comparable period of 2014. The increase in total operating expenses for the first quarter of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs associated with the RivieraWaves employees and retention costs for the RivieraWaves employees; (2) higher project-related expenses; (3) higher commission expenses; and (4) amortization charges for intangible assets acquired from RivieraWaves, partially offset by higher research grants received from the OCS, higher research tax benefits applicable to French technology companies (“CIR”) and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $7.4 million for the first quarter of 2015, as compared to $6.0 million for the comparable period of 2014. The net increase for the first quarter of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs associated with the RivieraWaves employees and retention costs for the RivieraWaves employees; and (2) higher project-related expenses, partially offset by higher research grants received from the OCS, higher research tax benefits applicable to CIR, and lower non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2015 were non-cash equity-based compensation expenses of $391,000, as compared to $601,000 for the comparable period of 2014. Research and development expenses as a percentage of our total revenues were 53% for the first quarter of 2015, as compared to 44% for the comparable period of 2014.

The number of research and development personnel was 182 at March 31, 2015, compared to 146 at March 31, 2014.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.4 million for both the first quarter of 2015 and 2014. The net effect for the first quarter of 2015 primarily reflected higher commission expenses, offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the first quarter of 2015 were non-cash equity-based compensation expenses of $79,000, as compared to $302,000 for the comparable period of 2014. Sales and marketing expenses as a percentage of our total revenues were 18% for both the first quarter of 2015 and 2014.

The total number of sales and marketing personnel was 30 at March 31, 2015, compared to 28 at March 31, 2014.

General and Administrative Expenses

Our general and administrative expenses were $2.0 million for both the first quarter of 2015 and 2014. The net effect for the first quarter of 2015 primarily reflected higher salary and related costs, offset by lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2015 were non-cash equity-based compensation expenses of $344,000, as compared to $552,000 for the comparable period of 2014. General and administrative expenses as a percentage of our total revenues were 14% for the first quarter of 2015, as compared to 15% for the comparable period of 2014.

The number of general and administrative personnel was 21 at March 31, 2015, compared to 20 at March 31, 2014.

Amortization of intangible assets

Our amortization charges were $0.3 million for the first quarter of 2015. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of March 31, 2015, the net amount of intangible assets was $5.2 million. There were no amortization charges for the first quarter of 2014.

Financial Income, Net (in millions)

	First Quarter 2015	First Quarter 2014
Financial income (loss), net of which:	$(0.03)	$0.46
Interest income and gains and losses from marketable securities, net	$0.42	$0.47
Foreign exchange loss	$(0.40)	$(0.01)
Accretion of Contingent Consideration	$(0.05)	—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2015, principally reflected less combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves because we acquired cash balances of RivieraWaves on hand at the time of closing of the transaction. This has resulted in an increase in foreign exchange loss during the first quarter of 2015 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during the first quarter of 2015 as compared to the Euro.

Provision for Income Taxes

Our income tax expenses were $0.1 million for the first quarter of 2015, as compared to $0.6 million for the comparable period of 2014. The decrease for the first quarter of 2015 primarily reflected lower income before taxes on income and income tax benefit related to the RivieraWaves acquisition. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first quarter of 2015, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first quarter of 2015. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first quarter of 2015. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

See our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had approximately $14.0 million in cash and cash equivalents, $27.0 million in short term bank deposits, $47.9 million in marketable securities, and $39.2 million in long term bank deposits, totaling $128.1 million, as compared to $129.9 million at December 31, 2014. The decrease for the first quarter of 2015 principally reflected cash used for the acquisition of RivieraWaves, the repurchase of 93,903 shares of common stock, and net cash used in operating activities, partially offset by cash proceeds from exercise of stock-based awards. During the first quarter of 2015, we invested $25.5 million of cash in bank deposits and marketable securities with maturities up to 35 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $24.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first quarter of 2015. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2015.

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

Operating Activities

Cash used in operating activities for the first quarter of 2015 was $0.7 million and consisted of net income of $0.5 million, adjustments for non-cash items of $1.9 million, and changes in operating assets and liabilities of $3.1 million. Adjustments for non-cash items primarily consisted of $0.6 million of depreciation and amortization of intangible assets, $0.8 million of equity-based compensation expenses, $0.3 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.0 million, an increase in prepaid expenses and other current assets of $1.5 million, an increase in deferred tax assets, net, of $0.5 million, and a decrease in accrued expenses and other payables of $0.3 million, partially offset by an increase in trade payables of $0.4 million, an increase in deferred revenues of $0.4 million, an increase in accrued payroll and related benefits of $1.2 million, and an increase in accrued severance pay, net, of $0.2 million.

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

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from the OCS, CIR and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities for the first quarter of 2015 was $1.0 million, compared to $2.4 million of net cash provided by investing activities for the comparable period of 2014. We had a cash outflow of $3.4 million and a cash inflow of $3.1 million with respect to investments in marketable securities during the first quarter of 2015, as compared to cash outflow of $10.1 million and a cash inflow of $12.9 million with respect to investments in marketable securities during the first quarter of 2014. For both the first quarter of 2015 and 2014, we had net investment of $0.4 million in bank deposits. We had a cash outflow of $0.4 million and $0.1 million during the first quarter of 2015 and 2014, respectively, from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first quarter of 2015 was $0.5 million, compared to $3.0 million of net cash used in financing activities for the comparable period of 2014.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first quarter of 2015, we repurchased 93,903 shares of common stock pursuant to our share repurchase program, at an average purchase price of $20.41 per share, for an aggregate purchase price of $1.9 million. During the first quarter of 2014, we repurchased 235,619 shares of common stock pursuant to our share repurchase program, at an average purchase price of $17.51 per share, for an aggregate purchase price of $4.1 million.

During the first quarter of 2015, we received $4.2 million from the exercise of stock-based awards, as compared to $0.9 million received for the comparable period of 2014. We had a cash outflow of $2.7 million during the first quarter of 2015 to settle part of the Contingent Consideration in connection with the acquisition of RivieraWaves. During the first quarter of 2014, we classified $0.2 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $402,000 and $12,000 for the first quarter of 2015 and 2014, respectively. The foreign exchange losses during the first quarter of 2015 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro during the first quarter of 2015.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2015 and 2014, we recorded accumulated other comprehensive loss of $33,000 and accumulated other comprehensive gain of $27,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2015, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $90,000, which will be recorded in the consolidated statements of income during the following nine months. We recognized a net loss of $73,000 and a net gain of $1,000 for the first quarter of 2015 and 2014, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2015, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2015. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.42 million and $0.47 million for the first quarter of 2015 and 2014, respectively. The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2015 principally reflected less combined cash, bank deposits and marketable securities balances held.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the cellular baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (6) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (7) changes to the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” and (8) addition of the risk factor entitled “We are eposed to the credit risk of our customers, which could result in material losses.”

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	our ability to integrate the RivieraWaves acquisition and the impact to operating expenses of such integration;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies as a result of our acquisition of RivieraWaves SAS;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new markets, including China, India and Latin America;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. Two customers accounted for 25% and 14% of our total revenues for the first quarter of 2015. Sales to Spreadtrum represented 25% and 16% of our total revenues for the first quarter of 2015 and 2014, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2015, and collectively represented 69% of our total royalty revenues for the first quarter of 2015, compared to three royalty paying customers each representing 10% or more of our total royalty revenues for the first quarter of 2014, and collectively representing 71% of our total royalty revenues for the first quarter of 2014. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. For example, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom in 2014 negatively impacted our revenues for the first quarter of 2015 as compared to corresponding period in 2014. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% and 42% of our total revenues for the first quarter of 2015 and 2014, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the cellular baseband market represented 53% and 56% of our total revenues for the first quarter of 2015 and 2014, respectively. A significant portion of such revenues is derived from feature phones. However, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues. Moreover, although next generation products generally have higher average selling prices, the shift towards LTE technology has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the cellular baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the cellular baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the cellular baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 86% of our total revenues for the first quarter of 2015 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our employees are located in Israel. We also added French employees after the RivieraWaves acquisition. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $1,191,000 for the first quarter of 2015. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (26.5% in 2015) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. We expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis.

We are exposed to the credit risk of our customers, which could result in material losses.

As we diversify and expand our addressable market, we will enter into licensing arrangements with first time customers with whom we don’t have full visible of their creditworthiness. Furthermore, we have increased business activities in the Asia Pacific region. As a result, our future credit risk exposure may increase. Although we monitor and attempt to mitigate credit risks, there can be no assurance that our efforts will be effective. Although any losses to date relating to credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $7.4 million for the first quarter of 2015 . We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. Our research and development expense levels increased since the third quarter of 2014 after the acquisition of RivieraWaves. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

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

Our trade names or trademarks may be registered or utilized by third parties in countries other than those in which we have registered them, impairing our ability to enter and compete in those markets. If we were forced to change any of our brand names, we could lose a significant amount of our brand identity.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli, Irish and French operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreigner Corporation rules.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2015 to January 31, 2015)	—	—	—	1,000,000
Month #2 (February 1, 2015 to February 28, 2015)	—	—	—	1,000,000
Month #3 (March 1, 2015 to March 31, 2015)	93,903	$20.41	93,903	906,097
TOTAL	93,903	$20.41	93,903	906,097	(2)

(1)	In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	2015 Incentive Plan for Issachar Ohana, EVP Worldwide Sales (portions of this exhibit was redacted) (filed as Exhibit 10.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015, and incorporated hereby by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 11, 2015	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 11, 2015	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)