Form 10-Q
period 2015-06-30
CEVA INC
filed 2015-08-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,543,827 shares of common stock, $0.001 par value, as of Aug. 3, 2015.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores, software and connectivity IPs and IoT applications continues to progress;

•	Our belief that our licensing expansion strategy will result in future royalty growth and a more diversified royalty base;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones because we derive higher royalities on average from smartphones than feature phones;

•	Our belief that the RivieraWaves acquisition substantially increased our overall addressable market to cover all categories of connected devices, which according to ABI Research is expected to be 35 billion devices by 2020;

•	Our belief that our presence in the 3G and LTE smartphone markets will continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents;

•	Our anticipation that product shipments incorporating Bluetooth IP acquired from RivieraWaves will continue to grow;

•	Our belief that our intelligent audio processing IP strongly positions us for the new range of addressable end markets;

•	Our belief that our vision processing IP strongly positions us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications, and that specifically ABI Research predicts that cameras equipped with vision processing will grow to 2.7 billion by 2017;

•	Our belief that our handset baseband business will continue to be a significant growth driver for us;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our expectation that as a result of the RivieraWaves acquisition, our operating expenses will include,: (1) the ongoing RivieraWaves expenses, which is expected to be approximately $1.7 million per quarter in 2015 (including costs related to the RivieraWaves employee retention plan) and (2) amortization of intangible assets and equity-based compensation expenses of approximately $0.4 million per quarter;

•	Our current anticipation that as a result of our acquisition of RivieraWaves and our existing DSP products that our quarterly licensing revenues will be in the range of $6 million to $7.5 million;

•	Our belief that our licensing pipeline continues to be healthy across all of our product lines;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

•	Our belief that the combination of advanced technologies and complimentary software of our new non-baseband technologies will lead to strong licensing dynamics and revenue licensing growth opportunities.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$12,084	$16,166
Short term bank deposits	7,116	37,444
Marketable securities	50,262	47,833
Trade receivables, net	9,390	8,347
Deferred tax assets	1,878	1,868
Prepaid expenses and other current assets	5,325	3,982

Total current assets	86,055	115,640
Long term bank deposits	56,764	28,424
Severance pay fund	7,773	7,011
Deferred tax assets	624	399
Property and equipment, net	2,836	2,605
Investments in other company	1,806	1,806
Intangible assets, net	4,863	5,512
Goodwill	46,612	46,612

Total long-term assets	121,278	92,369

Total assets	$207,333	$208,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$918	$864
Deferred revenues	2,803	1,681
Accrued expenses and other payables	3,052	3,518
Contingent consideration (Note 3)	—	3,603
Accrued payroll and related benefits	10,047	10,054
Income taxes payable, net	397	739

Total current liabilities	17,217	20,459

Long term liabilities:
Accrued severance pay	8,050	7,096
Deferred tax liabilities	1,199	1,405

Total long-term liabilities	9,249	8,501

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2015 and December 31, 2014. 20,480,058 and 20,252,490 shares outstanding at June 30, 2015 and December 31, 2014, respectively	20	20
Additional paid in-capital	211,102	209,426
Treasury stock at cost (3,115,102 and 3,342,670 shares of common stock at June 30, 2015 and December 31, 2014, respectively)	(51,885)	(54,708)
Accumulated other comprehensive loss	(139)	(436)
Retained earnings	21,769	24,747

Total stockholders’ equity	180,867	179,049

Total liabilities and stockholders’ equity	$207,333	$208,009

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Revenues:
Licensing and related revenue	$15,508	$12,261	$7,669	$4,355
Royalties	11,685	10,628	5,690	4,860

Total revenues	27,193	22,889	13,359	9,215
Cost of revenues	2,735	2,482	1,550	1,370

Gross profit	24,458	20,407	11,809	7,845
Operating expenses:
Research and development, net	14,604	12,047	7,241	6,051
Sales and marketing	4,974	4,590	2,548	2,197
General and administrative	3,638	3,901	1,666	1,861
Amortization of intangible assets	649	—	324	—

Total operating expenses	23,865	20,538	11,779	10,109

Operating income (loss)	593	(131)	30	(2,264)
Financial income , net	242	877	269	417

Income (loss) before taxes on income	835	746	299	(1,847)
Income taxes expenses (benefit)	181	287	131	(321)

Net income (loss)	$654	$459	$168	$(1,526)

Basic and diluted net income (loss) per share	$0.03	$0.02	$0.01	$(0.07)

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	20,491	20,968	20,564	20,778

Diluted	20,971	21,368	20,984	20,778

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Net income (loss):	$654	$459	$168	$(1,526)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	—	(12)	(162)	(5)
Reclassification adjustments for (gains) losses included in net income	46	(16)	33	(17)

Net change	46	(28)	(129)	(22)

Cash flow hedges:
Changes in unrealized gains (losses)	275	60	385	32
Reclassification adjustments for (gains) losses included in net income	1	(24)	(72)	(23)

Net change	276	36	313	9

Other comprehensive income (loss) before tax	322	8	184	(13)
Income tax expense (benefit) related to components of other comprehensive income (loss)	25	(9)	12	(5)

Other comprehensive income (loss), net of taxes	297	17	172	(8)

Comprehensive income (loss)	$951	$476	$340	$(1,534)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$654	$459
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	515	318
Amortization of intangible assets	649	—
Equity-based compensation	1,676	2,861
Realized (gain) loss, net on sale of available-for-sale marketable securities	46	(16)
Amortization of premiums on available-for-sale marketable securities	558	611
Unrealized foreign exchange loss	233	37
Changes in operating assets and liabilities:
Trade receivables	(1,043)	552
Prepaid expenses and other current assets	(1,225)	(656)
Accrued interest on bank deposits	203	(37)
Deferred tax, net	(456)	(164)
Trade payables	54	(196)
Deferred revenues	1,122	139
Accrued expenses and other payables	(392)	(722)
Acceretion of contingent consideration	97	—
Accrued payroll and related benefits	(218)	(1,978)
Income taxes payable	(342)	78
Accrued severance pay, net	179	55

Net cash provided by operating activities	2,310	1,341

Cash flows from investing activities:
Purchase of property and equipment	(746)	(165)
Investment in bank deposits	(45,563)	(39,564)
Proceeds from bank deposits	47,451	25,000
Investment in available-for-sale marketable securities	(22,695)	(18,776)
Proceeds from maturity of available-for-sale marketable securities	1,344	1,000
Proceeds from sale of available-for-sale marketable securities	18,364	42,754

Net cash provided by (used in) investing activities	(1,845)	10,249

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	(3,700)	—
Purchase of treasury stock	(5,343)	(14,272)
Proceeds from exercise of stock-based awards	4,534	1,454

Net cash used in financing activities	(4,509)	(12,818)
Effect of exchange rate movements on cash	(38)	4

Decrease in cash and cash equivalents	(4,082)	(1,224)
Cash and cash equivalents at the beginning of the period	16,166	24,117

Cash and cash equivalents at the end of the period	$12,084	$22,893

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$974	$367

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 3: ACQUISITION OF RIVIERAWAVES

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid on the Closing Date and the remaining amount of $3,700 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first quarter of 2015, the Company paid $2,700 of the Contingent Consideration. During the second quarter of 2015, the Company paid the remaining $1,000 of the Contingent Consideration. Accretion of the Contingent Consideration liability is included in financial income, net.

The acquisition has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations”.

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semi-annual basis for a period of two years after the Closing Date. As of June 30, 2015, the Company paid $329 of the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at June 30, 2015 and December 31, 2014:

	As at June 30, 2015 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$12,190	$1	$(88)	$12,103
Available-for-sale securities - matures after one year through three years:
Certificate of deposits	1	—	—	1
Corporate bonds	38,445	3	(290)	38,158

	38,446	3	(290)	38,159
Total	$50,636	$4	$(378)	$50,262

	As at December 31, 2014 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities - matures within one year:
Corporate bonds	$5,443	$—	$(46)	$5,397
Available-for-sale securities - matures after one year through three years:
Certificate of deposits	1,975	—	—	1,975
Corporate bonds	40,835	9	(383)	40,461

	42,810	9	(383)	42,436
Total	$48,253	$9	$(429)	$47,833

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2015	$30,150	$(252)	$14,902	$(126)
As of December 31, 2014	$34,152	$(313)	$9,469	$(116)

As of June 31, 2015 and December 31, 2014, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$2	$69	$1	$58
Gross realized loss from sale of available-for-sale marketable securities	$(48)	$(53)	$(34)	$(41)

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

Description	June 30, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Corporate bonds	50,261	—	50,261	—
Foreign exchange contracts	219	—	219	—
Liabilities:
Foreign exchange contracts	7	—	7	—

Description	December 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,975	$—	$1,975	$—
Corporate bonds	45,858	—	45,858	—
Liabilities:
Foreign exchange contracts	64	—	64	—
Contingent Consideration	3,603	—	—	3,603

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The table below presents the changes in Level 3 Contingent Consideration liability measured on a recurring basis and related to the acquisition of RivieraWaves:

Balance at December 31, 2014	$3,603
Fair value adjustment	97
Payment	(3,700)

Balance at June 30, 2015	—

NOTE 6: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,						Three months ended June 30,
	2015			2014			2015			2014
	(unaudited)			(unaudited)			(unaudited)			(unaudited)
Revenues based on customer location:
United States		$4,853			$6,735			$2,892		$1,568
Europe and Middle East		3,612			3,338			2,167		1,500
Asia Pacific (1) (2) (3) (4)		18,728			12,816			8,300		6,147

		$27,193			$22,889			$13,359		$9,215

(1) China		$12,549			$6,486			$5,071		$3,773
(2) Taiwan	$	*	)		$3,134		$	*	)	$ *	)
(3) S. Korea	$	*	)	$	*	)	$	*	)	$1,153
(4) Japan	$	*	)	$	*	)	$	*	)	$1,013

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2015		2014	2015		2014
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Customer A	25%		21%	26%		28%
Customer B	*	)	* )	*	)	12%
Customer C	—		13%	—		*	)
Customer D	—		13%	—		*	)

*)	Less than 10%

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

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$654	$459	$168	$(1,526)

Denominator (in thousands):
Weighted-average common stock outstanding	20,491	20,968	20,564	20,778
Effect of stock options, stock appreciation rights and restricted stock units	480	400	420	—

Diluted weighted average common stock outstanding	20,971	21,368	20,984	20,778

Basic and diluted net income (loss) per share	$0.03	$0.02	$0.01	$(0.07)

The weighted average number of shares related to outstanding options and stock appreciation rights excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 843,279 and 834,288 shares for the three and six months ended June 30, 2015, respectively, and 2,211,919 and 2,207,358 for the corresponding periods of 2014.

NOTE 8: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the six months ended June 30, 2015). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the six months ended June 30, 2015, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2014	3,316,380	$16.50
SAR units granted (1)	77,500	19.71
Options/SAR units exercised	(513,374)	10.40
Options/SAR units forfeited or expired	(146,173)	21.90

Outstanding as of June 30, 2015 (2)	2,734,333	$17.45	4.5	$9,266,410

Exercisable as of June 30, 2015 (3)	1,750,657	$18.20	3.7	$5,948,921

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,381,582 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,597,614 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2015, there was $2,594 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

Starting in the second quarter of 2015, the Company granted to employees of the Company, including executive officers, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. A summary of the Company’s RSU activities and related information for the six months ended June 30, 2015, are as follows:

	Number of RSUs	Weighted average Grant-Date fair value
Unvested as of December 31, 2014	—	$—
RSUs granted	205,000	19.83
RSUs vested	—	—
RSUs forfeited or expired	(2,000)	19.83

Unvested as of June 30, 2015	203,000	$19.83

Expected to vest after June 30, 2015	187,650	$19.83

As of June 30, 2015, there was $3,565 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of operations:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$77	$114	$42	$56
Research and development, net	885	1,134	494	533
Sales and marketing	244	568	165	266
General and administrative	470	1,045	126	493

Total equity-based compensation expense	$1,676	$2,861	$827	$1,348

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	33%-49%	37%-52%	34%-49%	38%-51%
Risk-free interest rate	0.2%-2.0%	0.1%-2.5%	0.2%-2.0%	0.1%-2.5%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	—	5%	—	5%
Contractual term of up to	7 Years	10 Years	7 Years	10 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	—	2.4	—	2.4

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

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2015 and 2014.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2015 and December 31, 2014, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,450 and $4,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	As at June 30,	As at December 31,
	2015	2014
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$219	$—

Total	$219	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$52
Foreign exchange forward contracts	7	12

Total	$7	$64

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

The increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$212	$28	$288	$17
Foreign exchange forward contracts	63	32	97	15

	$275	$60	$385	$32

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$59	$(11)	$8	$(11)
Foreign exchange forward contracts	(58)	(13)	(80)	(12)

	$1	$(24)	$(72)	$(23)

The Company recorded in cost of revenues and operating expenses a net gain of $72 and a net loss of $1 during the three and six months ended June 30, 2015, respectively, and a net gain of $23 and $24 for the comparable periods of 2014, related to its Hedging Contracts.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Three months ended June 30, 2015	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(221)	$(90)	$(311)
Other comprehensive income (loss) before reclassifications	(132)	342	210
Amounts reclassified from accumulated other comprehensive income (loss)	26	(64)	(38)

Net current period other comprehensive income (loss)	(106)	278	172

Ending balance	$(327)	$188	$(139)

Six months ended June 30, 2015	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)
Other comprehensive income (loss) before reclassifications	13	244	257
Amounts reclassified from accumulated other comprehensive income (loss)	39	1	40

Net current period other comprehensive income (loss)	52	245	297

Ending balance	$(327)	$188	$(139)

Three months ended June 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(67)	$11	$(56)
Other comprehensive income (loss) before reclassifications	(4)	27	23
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	(20)	(31)

Net current period other comprehensive income (loss)	(15)	7	(8)

Ending balance	$(82)	$18	$(64)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Six months ended June 30, 2014	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(65)	$(16)	$(81)
Other comprehensive income (loss) before reclassifications	(6)	55	49
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	(21)	(32)

Net current period other comprehensive income (loss)	(17)	34	17

Ending balance	$(82)	$18	$(64)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income
	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$—	$—	$1	$—	Cost of revenues
	(1)	20	61	19	Research and development
	—	2	5	2	Sales and marketing
	—	2	5	2	General and administrative

	(1)	24	72	23	Total, before income taxes
	—	3	8	3	Income tax expense

	(1)	21	64	20	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(46)	16	(33)	17	Financial income (loss), net
	(7)	5	(7)	6	Income tax expense (benefit)

	(39)	11	(26)	11	Total, net of income taxes
	$(40)	$32	$38	$31	Total, net of income taxes

NOTE 11: SHARE REPURCHASE PROGRAM

During the second quarter of 2015, the Company repurchased 176,117 shares of common stock at an average purchase price of $19.46 per share for an aggregate purchase price of $3,426. During the second quarter of 2014, the Company repurchased 694,066 shares of common stock at an average purchase price of $14.62 per share for an aggregate purchase price of $10,144. During the first six months ended June 30, 2015, the Company repurchased 270,020 shares of common stock at an average purchase price of $19.79 per share for an aggregate purchase price of $5,343. During the first six months ended June 30, 2014, the Company repurchased 929,685 shares of common stock at an average purchase price of $15.35 per share for an aggregate purchase price of $14,272. As of June 30, 2015, 729,980 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard was expected to be effective for the Company in the first quarter of 2017. However, in April 2015, the FASB issued for public comment a proposal to delay the effective date of this standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

CEVA is a leading licensor of handset, multimedia and connectivity technologies to semiconductor companies and OEMs serving the mobile, consumer, automotive and Internet-of-Things (“IoT”) markets. Our DSP intellectual property portfolio includes comprehensive platforms for multimode 2G/3G/LTE/LTE-A baseband processing in terminals and infrastructure, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three handsets sold worldwide is powered by CEVA. To date, more than 6.5 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 26% of the worldwide shipment volume in the first quarter of 2015.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first quarter of 2015, we paid $2,700,000 of the Contingent Consideration. During the second quarter of 2015, we paid the remaining $1,000,000 of the Contingent Consideration. In addition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a semi-annual basis for a period of two years after closing of the acquisition. As of June 30, 2015, we paid $329,000 of the employee retention plan expenses.

We believe the adoption of our DSP cores, software and connectivity IPs in connected devices and IoT applications continues to progress. Applications for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, industrial and medical. As a testament to our progress in those markets, during the second quarter of 2015, we concluded a record fourteen deals, six of which were for our connectivity IPs and eight for customers who will incorporate our technology into smartphones, tablets, machine-2-machine equipment, DSLR cameras, and various IoT devices and wearables. Overall, six of the fourteen deals signed during the second quarter of 2015 were with first-time customers. We anticipate our licensing expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, our customers shipped more than eleven million LTE chipsets in the first quarter of 2015, equating to the same volume that our customers shipped during the entire 2014. We anticipate our market share will continue to grow. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•

Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine. As a testament to this, we signed three deals in the quarter with companies who anticipate using our DSPs for non-handset LTE basebands targeting LTE connected tablets, small cells and machine-2-machine type applications.

•	Together with our presence in these new non-handset LTE baseband markets, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 30 million Bluetooth chips shipped last quarter by our customers. We anticipate this growth in Bluetooth IP to continue.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 4 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in IoT applications offers another additional growth segment for the company. At Mobile World Congress in March 2015, we announced our newest, best of breed CEVA-XM4 Intelligent Vision processor, a follow-up to our highly successful predecessor, the CEVA-MM3101. The CEVA-XM4 achieves up to 8x performance improvement with 2.5 greater energy efficiency, compared to the CEVA-MM3101, providing a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS) robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion by 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution in vision processing as an opportunity for us to significantly expand our footprint in smartphones and further into tablets, PCs and automotive applications.

As a result of our diversification strategy beyond handset baseband for handsets and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 86 million royalty-bearing units annually in 2014 to 700 to 900 million units annually by 2018. This will be in addition to our existing handset baseband business, which we believe will continue to be a significant growth driver for us. Moreover, as a result of our acquisition of RivieraWaves and our existing DSP products, our quarterly licensing revenues is now in the range of $6 million to $7.5 million, as compared to our historical revenue figures in the range of $5 million to $6 million per quarter in the last few years.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, handset baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom and ST have negatively impacted our royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset market, any negative trends in that market would adversely affect our financial results.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $13.4 million and $27.2 million for the second quarter and first half of 2015, respectively, representing an increase of 45% and 19%, respectively, as compared to the corresponding periods in 2014. The increase in total revenues for the second quarter and first half of 2015 principally reflected higher licensing and related revenues and higher royalty revenues.

Five largest customers accounted for 53% and 49% of our total revenues for the second quarter and first half of 2015, respectively, as compared to 65% for both of the comparable periods in 2014. One customer accounted for 26% of our total revenues for the second quarter of 2015, as compared to two customers that accounted for 28% and 12% of our total revenues for the second quarter of 2014. One customer accounted for 25% of our total revenues for the first half of 2015, as compared to three customers that accounted for 21%, 13% and 13% of our total revenues for the first half of 2014. Sales to Spreadtrum represented 26% and 25% of our total revenues for the second quarter and first half of 2015, respectively, as compared to 28% and 21% for the comparable periods in 2014. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2015, and collectively represented 73% and 71% of our total royalty revenues for the second quarter and first half of 2015, respectively. Three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2014, and collectively represented 84% and 77% of our total royalty revenues for the second quarter and first half of 2014, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

Our total revenues derived from the handset baseband market represented 44% and 49% of our total revenues for the second quarter and first half of 2015, respectively, as compared to 60% and 58% for the comparable periods in 2014.

Licensing and Related Revenues

Licensing and related revenues were $7.7 million and $15.5 million for the second quarter and first half of 2015, respectively, representing an increase of 76% and 26%, respectively, as compared to the corresponding periods in 2014. The increase in licensing and related revenues for both the second quarter and first half of 2015 reflected higher revenues from non-handset baseband markets and applications, both for our DSP-based technologies as well as for our connectivity IP products, mainly Bluetooth IP acquired from RivieraWaves. Overall, we continue to experience throughout 2014 and 2015 strong licensing environment for our products.

Licensing and related revenues accounted for 57% of our total revenues for both the second quarter and first half of 2015, compared to 47% and 54% for the comparable periods of 2014. During the second quarter of 2015, we concluded 14 new licensing deals. Of the 14 new licensing deals signed during the quarter, thirteen were for non-handset baseband applications, and six were with first time customers. Eight such deals were for CEVA DSP cores, platforms and software, and six were for CEVA connectivity IPs. Target applications for customer deployment include smartphones, tablets, machine-2-machine equipment, DSLR cameras, and various IoT devices and wearables. Geographically, nine of the deals concluded were in the Asia Pacific region, including Japan, one was in the U.S and four were in Europe. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $5.7 million and $11.7 million for the second quarter and first half of 2015, respectively, representing an increase of 17% and 10%, as compared to the corresponding periods in 2014. Royalty revenues accounted for 43% of our total revenues for both the second quarter and first half of 2015, as compared to 53% and 46% for the comparable periods of 2014. The increase in royalty revenues for the second quarter and first half of 2015 reflected an increase in smartphone handset baseband shipments, especially chipsets for 3G and LTE devices which have higher royalty average selling prices. This increase was partially offset by lower 2G handset baseband chipsets and revenue for feature phones.

Our customers reported sales of 206 million and 439 million chipsets incorporating our technologies for the second quarter and first half of 2015, respectively, as compared to 198 million and 410 million for the comparable periods of 2014. Part of this increase is attributed to a significant increase in Bluetooth product shipments (which bear a significantly lower royalty average selling prices than the handset baseband products), offset by lower non-handset baseband shipments from end of life legacy products. The five largest royalty-paying customers accounted for 89% and 88% of our total royalty revenues for the second quarter and first half of 2015, respectively, as compared to 92% and 88% for the comparable periods of 2014.

As of June 30, 2015, 29 licensees were shipping products incorporating our technologies, as compared to 26 licensees as of June 30, 2014.

Geographic Revenue Analysis

	First Half 2015				First Half 2014				Second Quarter 2015				Second Quarter 2014
	(in millions, except percentages)								(in millions, except percentages)
United States		$4.9		18%		$6.8		29%		$2.9		22%		$1.6		17%
Europe and Middle East		$3.6		13%		$3.3		15%		$2.2		16%		$1.5		16%
Asia Pacific (1) (2)		$18.7		69%		$12.8		56%		$8.3		62%		$6.1		67%
(1) China		$12.5		46%		$6.5		28%		$5.1		38%		$3.8		41%
(2) Taiwan	$	*	)	* )		$3.1		14%	$	*	)	* )	$	*	)	* )
(3) S. Korea	$	*	)	* )	$	*	)	* )	$	*	)	* )		$1.2		13%
(4) Japan	$	*	)	* )	$	*	)	* )	$	*	)	* )		$1.0		11%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.6 million and $2.7 million for the second quarter and first half of 2015, respectively, as compared to $1.4 million and $2.5 million for the comparable periods of 2014. Cost of revenues accounted for 12% and 10% of our total revenues for the second quarter and first half of 2015, respectively, as compared to 15% and 11% for the comparable periods of 2014. The increase for both the second quarter and first half of 2015 principally reflected higher payments to the Office of the Chief Scientist of Israel (the “OCS”) and higher subcontractors costs. Included in cost of revenues for the second quarter and first half of 2015 was a non-cash equity-based compensation expense of $42,000 and $77,000, respectively, as compared to $56,000 and $114,000 for the comparable periods of 2014.

Gross Margin

Gross margin for the second quarter and first half of 2015 was 88% and 90%, respectively, compared to 85% and 89% for the comparable periods of 2014. The increase for the second quarter and first half of 2015 mainly reflected higher overall revenues.

Operating Expenses

Total operating expenses were $11.8 million and $23.9 million for the second quarter and first half of 2015, respectively, as compared to $10.1 million and $20.5 million for the comparable periods of 2014. The increase in total operating expenses for the second quarter of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs, as well as retention costs, associated with the RivieraWaves employees; and (2) amortization charges for intangible assets acquired from RivieraWaves, partially offset by first time research tax benefits applicable to French technology companies (“CIR”) and lower non-cash equity-based compensation expenses. The increase in total operating expenses for the first half of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs associated with the RivieraWaves employees and retention costs for the RivieraWaves employees; (2) higher project-related expenses; and (3) amortization charges for intangible assets acquired from RivieraWaves, partially offset by first time research tax benefits applicable to CIR and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $7.2 million and $14.6 million for the second quarter and first half of 2015, respectively, as compared to $6.1 million and $12.0 million for the comparable periods of 2014. The net increase for the second quarter of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs, as well as retention costs, for the RivieraWaves employees; and (2) higher project-related expenses, partially offset by higher research tax benefits applicable to CIR. The net increase for the first half of 2015 principally reflected: (1) higher salary and related costs, which mainly included first time salary and related costs, as well as retention costs, associated with the RivieraWaves employees; and (2) higher project-related expenses, partially offset by first time research tax benefits applicable to CIR and lower non-cash equity-based compensation expenses.Included in research and development expenses for the second quarter and first half of 2015 were non-cash equity-based compensation expenses of $494,000 and $885,000, respectively, as compared to $533,000 and $1,134,000 for the comparable periods of 2014. Research and development expenses as a percentage of our total revenues were 54% for both the second quarter and first half of 2015, as compared to 66% and 53% for the comparable periods of 2014.

The number of research and development personnel was 181 at June 30, 2015, compared to 143 at June 30, 2014.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.5 million and $5.0 million for the second quarter and first half of 2015, respectively, as compared to $2.2 million and $4.6 million for the comparable periods of 2014. The net increase for both the second quarter and first half of 2015 primarily reflected higher commission expenses and higher marketing and trade shows activities, offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2015 were non-cash equity-based compensation expenses of $165,000 and $244,000, respectively, as compared to $266,000 and $568,000 for the comparable periods of 2014. Sales and marketing expenses as a percentage of our total revenues were 19% and 18% for the second quarter and first half of 2015, respectively, as compared to 24% and 20% for the comparable periods of 2014.

The total number of sales and marketing personnel was 32 at June 30, 2015, compared to 28 at June 30, 2014.

General and Administrative Expenses

Our general and administrative expenses were $1.7 million and $3.6 million for the second quarter and first half of 2015, respectively, as compared to $1.9 million and $3.9 million for the comparable periods of 2014. The net decrease for the second quarter of 2015 primarily reflected lower non-cash equity-based compensation expenses. The net decrease for the first half of 2015 primarily reflected lower non-cash equity-based compensation expenses, partially offset by higher salary and related costs. Included in general and administrative expenses for the second quarter and first half of 2015 were non-cash equity-based compensation expenses of $126,000 and $470,000, respectively, as compared to $493,000 and $1,045,000 for the comparable periods of 2014. General and administrative expenses as a percentage of our total revenues were 12% and 13% for the second quarter and first half of 2015, respectively, as compared to 20% and 17% for the comparable periods of 2014.

The number of general and administrative personnel was 22 at June 30, 2015, compared to 20 at June 30, 2014.

Amortization of intangible assets

Our amortization charges were $0.3 million and $0.6 million for the second quarter and first half of 2015, respectively. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of June 30, 2015, the net amount of intangible assets was $4.9 million. There were no amortization charges for the second quarter and first half of 2014.

Financial Income, Net (in millions)

	First Half 2015	First Half 2014	Second Quarter 2015	Second Quarter 2014
Financial income, net	$0.24	$0.88	$0.27	$0.42
of which:
Interest income and gains and losses from marketable securities, net	$0.79	$0.93	$0.37	$0.46
Foreign exchange loss	$(0.45)	$(0.05)	$(0.05)	$(0.04)
Accretion of Contingent Consideration	$(0.10)	—	$(0.05)	—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The decrease in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2015, principally reflected less combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves because we acquired cash balances of RivieraWaves on hand at the time of closing of the transaction. This has resulted in an increase in foreign exchange loss during the first half of 2015 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during the first half of 2015 as compared to the Euro.

Provision for Income Taxes

Our income tax expenses were $0.1 million and $0.2 million for the second quarter and first half of 2015, respectively, as compared to income tax benefit of $0.3 million and income tax expenses of $0.3 million for the comparable periods of 2014. The increase for the second quarter of 2015 primarily reflected higher income before taxes on income. The decrease for the first half of 2015 primarily reflected income tax benefit related to the RivieraWaves acquisition. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first half of 2015, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first half of 2015. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first half of 2015. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had approximately $12.1 million in cash and cash equivalents, $7.0 million in short term bank deposits, $50.3 million in marketable securities, and $56.8 million in long term bank deposits, totaling $126.2 million, as compared to $129.9 million at December 31, 2014. The decrease for the first half of 2015 principally reflected cash used for the acquisition of RivieraWaves and the repurchase of 270,020 shares of common stock, partially offset by net cash provided by operating activities and cash proceeds from exercise of stock-based awards. During the first half of 2015, we invested $68.3 million of cash in bank deposits and marketable securities with maturities up to 46 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $67.2 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2015. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015.

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

Operating Activities

Cash provided by operating activities for the first half of 2015 was $2.3 million and consisted of net income of $0.6 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $1.2 million of depreciation and amortization of intangible assets, $1.7 million of equity-based compensation expenses, $0.6 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $1.0 million, an increase in prepaid expenses and other current assets of $1.2 million, an increase in deferred tax assets, net, of $0.5 million, and a decrease in accrued expenses and other payables of $0.4 million, partially offset by an increase in deferred revenues of $1.1 million.

Cash provided by operating activities for the first half of 2014 was $1.3 million and consisted of net income of $0.5 million, adjustments for non-cash items of $3.8 million, and changes in operating assets and liabilities of $2.9 million. Adjustments for non-cash items primarily consisted of $3.2 million of depreciation and equity-based compensation expenses and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other current assets of $0.7 million, a decrease in accrued expenses and other payables of $0.7 million, and a decrease in accrued payroll and related benefits of $2.0 million, mainly as a result of bonus payments, partially offset by a decrease in trade receivables of $0.6 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2015 was $1.8 million, compared to $10.2 million of net cash provided by investing activities for the comparable period of 2014. We had a cash outflow of $22.7 million and a cash inflow of $19.7 million with respect to investments in marketable securities during the first half of 2015, as compared to a cash outflow of $18.8 million and a cash inflow of $43.8 million with respect to investments in marketable securities during the first half of 2014. For the first half of 2015, we had net proceeds of $1.9 million from bank deposits, as compared to net investment of $14.6 million in bank deposits for the comparable period of 2014. We had a cash outflow of $0.7 million and $0.2 million during the first half of 2015 and 2014, respectively, from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first half of 2015 was $4.5 million, compared to $12.8 million of net cash used in financing activities for the comparable period of 2014.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first half of 2015, we repurchased 270,020 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.79 per share, for an aggregate purchase price of $5.3 million. During the first half of 2014, we repurchased 929,685 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.35 per share, for an aggregate purchase price of $14.3 million.

During the first half of 2015, we received $4.5 million from the exercise of stock-based awards, as compared to $1.5 million received for the comparable period of 2014. We had a cash outflow of $3.7 million during the first half of 2015 to pay the remaining Contingent Consideration in connection with the acquisition of RivieraWaves.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $46,000 and $448,000 for the second quarter and first half of 2015, respectively, and a foreign exchange loss of $45,000 and $57,000 for the comparable periods of 2014. The foreign exchange losses during the first half of 2015 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro during the first half of 2015.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2015, we recorded accumulated other comprehensive gain of $278,000 and $245,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2014, we recorded accumulated other comprehensive gain of $7,000 and $34,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2015, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $188,000, which will be recorded in the consolidated statements of income during the following six months. We recognized a net gain of $72,000 and a net loss of $1,000 for the second quarter and first half of 2015, respectively, and a net gain of $23,000 and $24,000 for the comparable periods of 2014, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2015, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2015. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.37 million and $0.79 million for the second quarter and first half of 2015, respectively, as compared to $0.46 million and $0.93 million for the comparable periods of 2014. The decrease in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2015 principally reflected less combined cash, bank deposits and marketable securities balances held.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than (1) changes to the Risk Factor below entitled: “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues;” (2) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (8) changes to the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” (9) addition of the risk factor entitled “We are exposed to the credit risk of our customers, which could result in material losses” and (10) deletion of the risk factor entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed.”

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings, Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Broadcom, Mediatek, Qualcomm, Samsung, Huawei, that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the digital photography and embedded vision market with Cadence, Synopsys, Cognivue, Videantis, ARM (NEON technology) and GPU IP providers such as Imagination Technologies and Vivante; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies as a result of our acquisition of RivieraWaves SAS;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our DSPs, connectivity IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 26% and 25% of our total revenues for the second quarter and first half of 2015, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2015, and collectively represented 73% and 71% of our total royalty revenues for the second quarter and first half of 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. For example, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom in 2014 negatively impacted our royalty revenues from feature phone handset baseband chipsets for the first half of 2015 as compared to the corresponding period in 2014. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% of our total revenues for both the second quarter and first half of 2015. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the handset baseband market represented 44% and 49% of our total revenues for the second quarter and first half of 2015, respectively, as compared to 60% and 58% for the comparable periods in 2014. A significant portion of such revenues is derived from feature phones. However, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customer Broadcom have negatively impacted our royalty revenues from feature phone handset baseband chipsets for the first half of 2015 as compared to the corresponding period in 2014. Moreover, although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 82% of our total revenues for the first half of 2015 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $1,634,000 for the first half of 2015. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $14.6 million for the first half of 2015 . We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2015 to April 30, 2015)	—	—	—	906, 097
Month #2 (May 1, 2015 to May 31, 2015)	97,588	$19.45	97,588	808, 509
Month #3 (June 1, 2015 to June 30, 2015)	78,529	$19.47	78,529	729, 980
TOTAL	176,117	$19.46	176,117	729, 980	(2)

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 10, 2015, the Board of Directors of CEVA approved an amendment and restatement of the Company’s bylaws (the “Fifth Amended and Restated Bylaws”), effective immediately, to set forth in Section 3.1 of the Fifth Amended and Restated Bylaws that (i) the range of the number of directors on the Board would be seven to eleven, and (ii) the exact number of directors of the corporation is currently fixed at seven. No other changes were made to the prior bylaws.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Fifth Amended and Restated Bylaws of the Company

10.1	Amended and Restated 2002 Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 10, 2015	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 10, 2015	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)