Form 10-Q
period 2015-09-30
CEVA INC
filed 2015-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 000-49842

CEVA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1174 Castro Street, Suite 210, Mountain View, California	94040
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,443,050 shares of common stock, $0.001 par value, as of Nov 3, 2015.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our DSP cores, software and connectivity IPs for IoT applications continues to progress;

•	Our belief that our licensing expansion strategy will result in future royalty growth and a more diversified royalty base;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones because we derive higher royalties on average from smartphones than feature phones;

•	Our belief that the RivieraWaves acquisition substantially increased our overall addressable market to cover all categories of Bluetooth and Wi-Fi connected devices, which according to ABI Research is expected to be 35 billion devices by 2020;

•	Our belief that our presence in the 3G and LTE smartphone markets will continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents;

•	Our anticipation that product shipments incorporating Bluetooth IP and WiFi IP acquired from RivieraWaves will continue to grow;

•	Our belief that our intelligent audio processing IP strongly positions us for the new range of addressable end markets;

•	Our belief that our vision processing IP strongly positions us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications, and that specifically ABI Research predicts that cameras equipped with vision processing will grow to 2.7 billion by 2017;

•	Our belief that our handset baseband business will continue to be a significant growth driver for us;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our belief that our licensing pipeline continues to be healthy across all of our product lines;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$16,316	$16,166
Short term bank deposits	18,529	37,444
Marketable securities	48,268	47,833
Trade receivables, net	9,137	8,347
Deferred tax assets	1,978	1,868
Prepaid expenses and other current assets	3,869	3,982

Total current assets	98,097	115,640
Long term bank deposits	46,282	28,424
Severance pay fund	7,212	7,011
Deferred tax assets	668	399
Property and equipment, net	2,994	2,605
Investments in other company	1,806	1,806
Intangible assets, net	4,538	5,512
Goodwill	46,612	46,612

Total long-term assets	110,112	92,369

Total assets	$208,209	$208,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$875	$864
Deferred revenues	2,045	1,681
Accrued expenses and other payables	3,230	3,518
Contingent consideration (Note 3)	—	3,603
Accrued payroll and related benefits	9,774	10,054
Income taxes payable, net	462	739

Total current liabilities	16,386	20,459

Long term liabilities:
Accrued severance pay	7,471	7,096
Deferred tax liabilities	1,096	1,405

Total long-term liabilities	8,567	8,501

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at September 30, 2015 and December 31, 2014. 20,396,241 and 20,252,490 shares outstanding at September 30, 2015 and December 31, 2014, respectively	20	20
Additional paid in-capital	212,333	209,426
Treasury stock at cost (3,198,919 and 3,342,670 shares of common stock at September 30, 2015 and December 31, 2014, respectively)	(53,452)	(54,708)
Accumulated other comprehensive loss	(325)	(436)
Retained earnings	24,680	24,747

Total stockholders’ equity	183,256	179,049

Total liabilities and stockholders’ equity	$208,209	$208,009

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Revenues:
Licensing and related revenue	$24,108	$20,989	$8,600	$8,728
Royalties	19,320	15,998	7,635	5,370

Total revenues	43,428	36,987	16,235	14,098
Cost of revenues	4,016	3,737	1,281	1,255

Gross profit	39,412	33,250	14,954	12,843
Operating expenses:
Research and development, net	21,175	18,500	6,571	6,453
Sales and marketing	7,358	7,201	2,384	2,611
General and administrative	5,821	6,124	2,183	2,223
Amortization of intangible assets	974	326	325	326

Total operating expenses	35,328	32,151	11,463	11,613

Operating income	4,084	1,099	3,491	1,230
Financial income , net	643	943	401	66
Other loss	—	(404)	—	(404)

Income before taxes on income	4,727	1,638	3,892	892
Income taxes	764	523	583	236

Net income	$3,963	$1,115	$3,309	$656

Basic and diluted net income per share	$0.19	$0.05	$0.16	$0.03

Weighted-average shares used to compute net income per share (in thousands):
Basic	20,477	20,761	20,448	20,355

Diluted	20,918	21,132	20,811	20,667

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Net income:	$3,963	$1,115	$3,309	$656
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(47)	(126)	(47)	(114)
Reclassification adjustments for (gains) losses included in net income	74	(15)	28	1

Net change	27	(141)	(19)	(113)

Cash flow hedges:
Changes in unrealized gains (losses)	137	(219)	(138)	(279)
Reclassification adjustments for (gains) losses included in net income	(58)	35	(59)	59

Net change	79	(184)	(197)	(220)

Other comprehensive income (loss) before tax	106	(325)	(216)	(333)
Income tax expense (benefit) related to components of other comprehensive income (loss)	(5)	(67)	(30)	(58)

Other comprehensive income (loss), net of taxes	111	(258)	(186)	(275)

Comprehensive income	$4,074	$857	$3,123	$381

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,963	$1,115
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	784	528
Amortization of intangible assets	974	326
Equity-based compensation	2,795	3,983
Realized (gain) loss, net on sale of available-for-sale marketable securities	74	(15)
Amortization of premiums on available-for-sale marketable securities	841	865
Unrealized foreign exchange loss	213	416
Loss on realization of investment in other company	—	404
Changes in operating assets and liabilities:
Trade receivables	(790)	(2,318)
Prepaid expenses and other current assets	29	269
Accrued interest on bank deposits	(42)	(303)
Deferred tax, net	(712)	(565)
Trade payables	21	(335)
Deferred revenues	364	1,584
Accrued expenses and other payables	(169)	(270)
Accretion of contingent consideration	97	—
Accrued payroll and related benefits	(413)	39
Income taxes payable	(277)	287
Excess tax benefit from equity-based compensation	(112)	—
Accrued severance pay, net	172	58

Net cash provided by operating activities	7,812	6,068

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (see note 3)	—	(13,489)
Purchase of property and equipment	(1,173)	(758)
Investment in bank deposits	(46,328)	(39,564)
Proceeds from bank deposits	47,451	25,341
Investment in available-for-sale marketable securities	(26,195)	(24,368)
Proceeds from maturity of available-for-sale marketable securities	3,989	1,583
Proceeds from sale of available-for-sale marketable securities	20,883	50,767
Proceeds from realization of investment in other company	111	1,011

Net cash provided by (used in) investing activities	(1,262)	523

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	(3,700)	—
Purchase of treasury stock	(8,156)	(18,657)
Proceeds from exercise of stock-based awards	5,382	2,377
Excess tax benefit from equity-based compensation	112	—

Net cash used in financing activities	(6,362)	(16,280)
Effect of exchange rate movements on cash	(38)	(386)

Increase (decrease) in cash and cash equivalents	150	(10,075)
Cash and cash equivalents at the beginning of the period	16,166	24,117

Cash and cash equivalents at the end of the period	$16,316	$14,042

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$1,693	$734

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semi-annual basis for a period of two years after the Closing Date. As of September 30, 2015, the Company paid $971 of the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2015 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities—matures within one year:
Corporate bonds	$10,376	$1	$(81)	$10,296
Available-for-sale securities—matures after one year through three years:
Certificate of deposits	1	—	—	1
Corporate bonds	38,284	5	(318)	37,971

	38,285	5	(318)	37,972
Total	$48,661	$6	$(399)	$48,268

	December 31, 2014 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities—matures within one year:
Corporate bonds	$5,443	$—	$(46)	$5,397
Available-for-sale securities—matures after one year through three years:
Certificate of deposits	1,975	—	—	1,975
Corporate bonds	40,835	9	(383)	40,461

	42,810	9	(383)	42,436
Total	$48,253	$9	$(429)	$47,833

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2015	$28,399	$(286)	$13,001	$(113)
As of December 31, 2014	$34,152	$(313)	$9,469	$(116)

As of September 30, 2015 and December 31, 2014, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss). The Company has no intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to the recovery of the entire amortized cost basis.

The following table presents gross realized gain and gross realized loss from sale of available-for-sale marketable securities:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gain from sale of available-for-sale marketable securities	$2	$89	$—	$20
Gross realized loss from sale of available-for-sale marketable securities	$(76)	$(74)	$(28)	$(21)

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

Description	September 30, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Corporate bonds	48,267	—	48,267	—
Foreign exchange contracts	15	—	15	—

Description	December 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,975	$—	$1,975	$—
Corporate bonds	45,858	—	45,858	—
Liabilities:
Foreign exchange contracts	64	—	64	—
Contingent Consideration	3,603	—	—	3,603

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The table below presents the changes in Level 3 Contingent Consideration liability measured on a recurring basis and related to the acquisition of RivieraWaves:

Balance at December 31, 2014	$3,603
Fair value adjustment	97
Payment	(3,700)

Balance at September 30, 2015	—

NOTE 6: INVESTMENT IN OTHER COMPANY

In August 2014, the Company received an initial consideration of 757 Euro (approximately $1,011) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which the Company had a minority investment, was acquired. In October 2014, the Company received an additional 17 Euro (approximately $21) and in August 2015 the Company received 99 Euro (approximately $111), which amount had been held by the buyer to secure Antcor’s indemnification claims. Pursuant to the acquisition agreement, the Company may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the three and nine months ended September 30, 2014, the Company recorded a loss of $404 from the sale of its investment in Antcor.

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

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,						Three months ended September 30,
	2015 (unaudited)			2014 (unaudited)			2015 (unaudited)			2014 (unaudited)
Revenues based on customer location:
United States		$8,335			$8,639			$3,482			$1,904
Europe and Middle East		5,202			4,272			1,590			934
Asia Pacific (1) (2) (3)		29,891			24,076			11,163			11,260

		$43,428			$36,987			$16,235			$14,098

(1) China		$20,972			$14,534			$8,423			$8,048
(2) Taiwan	$	*	)		$3,735		$	*	)	$	*	)
(3) S. Korea	$	*	)	$	*	)		$2,131			$2,249

*)	Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,				Three months ended September 30,
	2015		2014		2015	2014
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
Customer A	33%		22%		45%	23%
Customer B	*	)	11%		* )	28%
Customer C	*	)	*	)	11%	15%
Customer D	*	)	*	)	13%	* )

*)	Less than 10%

NOTE 8: NET INCOME PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$3,963	$1,115	$3,309	$656

Denominator (in thousands):
Basic weighted-average common stock outstanding	20,477	20,761	20,448	20,355
Effect of stock options, stock appreciation rights and restricted stock units	441	371	363	312

Diluted weighted average common stock outstanding	20,918	21,132	20,811	20,667

Basic and diluted net income per share	$0.19	$0.05	$0.16	$0.03

The weighted average number of shares related to outstanding options, stock appreciation rights and restricted stock units excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 915,898 and 861,491 shares for the three and nine months ended September 30, 2015, respectively, and 2,448,690 and 2,287,802 for the corresponding periods of 2014.

NOTE 9: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made during the nine months ended September 30, 2015). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2015, are as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2014	3,316,380	$16.50
Granted (1)	172,500	19.42
Exercised	(538,490)	10.54
Forfeited or expired	(196,142)	21.13

Outstanding as of September 30, 2015 (2)	2,754,248	$17.52	4.4	$7,355,416

Exercisable as of September 30, 2015 (3)	1,820,312	$18.06	3.5	$5,187,686

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,405,770 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,643,348 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2015, there was $2,596 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers and non-employee directors of the Company, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the Market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2015, are as follows:

	Number of RSUs	Weighted average Grant-Date fair value
Unvested as of December 31, 2014	—	$—
Granted	238,000	19.74
Vested	—	—
Forfeited or expired	(7,000)	19.83

Unvested as of September 30, 2015	231,000	$19.74

Expected to vest after September 30, 2015	214,500	$19.74

As of September 30, 2015, there was $3,790 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.8 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$111	$159	$34	$45
Research and development, net	1,323	1,575	438	441
Sales and marketing	395	753	151	185
General and administrative	966	1,496	496	451

Total equity-based compensation expense	$2,795	$3,983	$1,119	$1,122

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	33%-49%	36%-52%	35%-49%	36%-51%
Risk-free interest rate	0.2%-2.4%	0.1%-2.5%	0.3%-2.4%	0.1%-2.2%
Expected forfeiture (employees)	10%	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%	—
Contractual term of up to	10 Years	10 Years	10 Years	7 Years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4	—

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	35%-36%	29%-52%	35%-36%	29%
Risk-free interest rate	0.1%-0.3%	0.1%-0.2%	0.2%-0.3%	0.1%
Expected forfeiture	0%	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months	24 months

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2015 and December 31, 2014, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,350 and $4,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$4	$—
Foreign exchange forward contracts	11	—

Total	$15	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$52
Foreign exchange forward contracts	—	12

Total	$—	$64

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$61	$(198)	$(151)	$(226)
Foreign exchange forward contracts	76	(21)	13	(53)

	$137	$(219)	$(138)	$(279)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(5)	$15	$(64)	$26
Foreign exchange forward contracts	(53)	20	5	33

	$(58)	$35	$(59)	$59

The Company recorded in cost of revenues and operating expenses a net gain of $59 and $58 during the three and nine months ended September 30, 2015, respectively, and a net loss of $59 and $35 for the comparable periods of 2014, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

Three months ended September 30, 2015

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(327)	$188	$(139)
Other comprehensive income (loss) before reclassifications	(39)	(123)	(162)
Amounts reclassified from accumulated other comprehensive income (loss)	28	(52)	(24)

Net current period other comprehensive income (loss)	(11)	(175)	(186)

Ending balance	$(338)	$13	$(325)

Nine months ended September 30, 2015

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)
Other comprehensive income (loss) before reclassifications	(26)	121	95
Amounts reclassified from accumulated other comprehensive income (loss)	67	(51)	16

Net current period other comprehensive income (loss)	41	70	111

Ending balance	$(338)	$13	$(325)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Three months ended September 30, 2014

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(82)	$18	$(64)
Other comprehensive income (loss) before reclassifications	(79)	(249)	(328)
Amounts reclassified from accumulated other comprehensive income (loss)	—	53	53

Net current period other comprehensive income (loss)	(79)	(196)	(275)

Ending balance	$(161)	$(178)	$(339)

Nine months ended September 30, 2014

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(65)	$(16)	$(81)
Other comprehensive income (loss) before reclassifications	(85)	(194)	(279)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	32	21

Net current period other comprehensive income (loss)	(96)	(162)	(258)

Ending balance	$(161)	$(178)	$(339)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income
	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$(1)	$(2)	$(1)	$(2)	Cost of revenues
	52	(28)	53	(48)	Research and development
	2	(3)	2	(5)	Sales and marketing
	5	(2)	5	(4)	General and administrative

	58	(35)	59	(59)	Total, before income taxes
	7	(3)	7	(6)	Income tax expense (benefit)

	51	(32)	52	(53)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(74)	15	(28)	(1)	Financial income (loss), net
	(7)	4	—	(1)	Income tax expense (benefit)

	(67)	11	(28)	—	Total, net of income taxes
	$(16)	$(21)	$24	$(53)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: SHARE REPURCHASE PROGRAM

During the third quarter of 2015, the Company repurchased 158,570 shares of common stock at an average purchase price of $17.74 per share for an aggregate purchase price of $2,813. During the third quarter of 2014, the Company repurchased 297,463 shares of common stock at an average purchase price of $14.74 per share for an aggregate purchase price of $4,385. During the first nine months ended September 30, 2015, the Company repurchased 428,590 shares of common stock at an average purchase price of $19.03 per share for an aggregate purchase price of $8,156. During the first nine months ended September 30, 2014, the Company repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18,657. As of September 30, 2015, 571,410 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 13: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard was expected to be effective for the Company in the first quarter of 2017. However, on July 9, 2015, the FASB determined to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Our DSPs power many leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 29% of the worldwide shipment volume in the second quarter of 2015.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first quarter of 2015, we paid $2,700,000 of the Contingent Consideration. During the second quarter of 2015, we paid the remaining $1,000,000 of the Contingent Consideration. In addition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3.4 million to be payable on a semi-annual basis for a period of two years after closing of the acquisition. As of September 30, 2015, we paid $971,000 of the employee retention plan expenses.

We believe the adoption of our DSP cores, software and connectivity IPs for IoT applications continues to progress. Applications for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, industrial and medical. During the third quarter of 2015, we concluded eight licensing deals, five of which were for our connectivity IPs and three for our DSP cores, platforms and software. These customers will incorporate our technology into smartphones, tablets, small cell base stations and various IoT devices and wearables. We anticipate our licensing expansion strategy will result in future royalty growth and a more diversified royalty base.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, our customers shipped twenty seven million LTE chipsets in the second quarter of 2015, more than double the volume shipped in the first quarter of 2015. We anticipate our market share will continue to grow. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•	Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in these new non-handset LTE baseband markets, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of Bluetooth and Wi-Fi connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 31 million Bluetooth chips shipped in the second quarter by our customers. We anticipate this growth in Bluetooth IP to continue.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 4.5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in IoT applications offers another additional growth segment for the company. Our CEVA-XM4 intelligent vision processor achieves up to 8x performance improvement with 2.5 greater energy efficiency, compared to the previous generation CEVA-MM3101, providing a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS) robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, one billion cameras were shipped in 2012, and this number is predicted to grow to 2.7 billion by 2017. 80% of this volume is attributable to smartphones, where we already have a strong foothold through our other technologies. Mobile OEMs are looking for new DSLR features such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Furthermore, with the addition of video analytics support, cameras will enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. We see this new revolution in vision processing as an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $16.2 million and $43.4 million for the third quarter and first nine months of 2015, respectively, representing an increase of 15% and 17%, respectively, as compared to the corresponding periods in 2014. The increase in total revenues for the third quarter of 2015 principally reflected higher royalty revenues.The increase in total revenues for the first nine months of 2015 principally reflected higher licensing and related revenues and higher royalty revenues.

Five largest customers accounted for 76% and 57% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 77% and 58% for the comparable periods in 2014. Three customers accounted for 45%, 11% and 13% of our total revenues for the third quarter of 2015, as compared to three customers that accounted for 23%, 28% and 15% of our total revenues for the third quarter of 2014. One customer accounted for 33% of our total revenues for the first nine months of 2015, as compared to two customers that accounted for 22% and 11% of our total revenues for the first nine months of 2014. Sales to Spreadtrum represented 45% and 33% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 23% and 22% for the comparable periods in 2014. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2015, and collectively represented 72% and 71% of our total royalty revenues for the third quarter and first nine months of 2015, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2014, and collectively represented 73% of our total royalty revenues for the third quarter of 2014. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2014, and collectively represented 79% of our total royalty revenues for the first nine months of 2014. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

Our total revenues derived from the handset baseband market represented 73% and 58% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 45% and 53% for the comparable periods in 2014. During the first nine months of 2015, we concluded more non-handset baseband-related licensing deals than prior periods and generated higher licensing and related revenues from handset customers. In addition, we generated significantly higher royalty revenues from handset baseband shipped products during the first nine months of 2015 as compared to the same period in 2014.

Licensing and Related Revenues

Licensing and related revenues were $8.6 million and $24.1 million for the third quarter and first nine months of 2015, respectively, representing a decrease of 1% and an increase of 15%, respectively, as compared to the corresponding periods in 2014. The increase in licensing and related revenues for the first nine months of 2015 reflected higher revenues from both non-handset baseband markets and applications for our connectivity IP products, mainly Bluetooth IP acquired from RivieraWaves, and handset baseband license agreements for our DSP-based technologies. Overall, we continue to experience throughout 2015, similar to 2014, strong licensing environment for our products.

Licensing and related revenues accounted for 53% and 56% of our total revenues for the third quarter and first nine months of 2015, respectively, compared to 62% and 57% for the comparable periods of 2014. During the third quarter of 2015, we concluded 8 new licensing deals. Of the 8 new licensing deals signed during the quarter, one was with a first time customer, and six were for non-handset baseband applications. Three such deals were for CEVA DSP cores, platforms and software, and five were for CEVA connectivity IPs. Target end products included smartphones, tablets, small cell base station and a variety of connected devices. Geographically, three of the deals concluded were in the the U.S, one was in Europe and four were in the Asia Pacific region. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $7.6 million and $19.3 million for the third quarter and first nine months of 2015, respectively, representing an increase of 42% and 21%, as compared to the corresponding periods in 2014. Royalty revenues accounted for 47% and 44% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 38% and 43% for the comparable periods of 2014. The increase in royalty revenues for the third quarter and first nine months of 2015 reflected exceptional royalty revenue growth from LTE shipments in the cellular baseband space. The growth of LTE shipments powered by our DSPs has accelerated noticeably. The reasons for our revenue increase derived from LTE are twofold. The first is the growth of LTE in China, driven by the emergence of smartphones delivering quality performance and features at a price point that faciliates mass market adoption. The second trend relates to the internalization of the smartphone SoC design at major OEMs to gaining pricing and supply chain control.

Our customers reported sales of 225 million and 664 million chipsets incorporating our technologies for the third quarter and first nine months of 2015, respectively, as compared to 216 million and 626 million for the comparable periods of 2014. Of these volumes, 46 million and 117 million were attributed to non-handset baseband for the third quarter and first nine months of 2015, respectively, as compared to 21 million and 53 million for the comparable periods of 2014. This volume increase is attributable to a significant increase in Bluetooth product shipments (which also bear lower royalty average selling prices than the handset baseband products). Handset baseband-related royalties increased in the third quarter and first nine months of 2015, as compared to the comparable periods in 2014, due to the reasons explained above regarding LTE ramp-up and higher royalty ASPs. The five largest royalty-paying customers accounted for 88% and 87% of our total royalty revenues for the third quarter and first nine months of 2015, respectively, as compared to 91% and 87% for the comparable periods of 2014.

Geographic Revenue Analysis

	Nine months 2015				Nine months 2014				Third Quarter 2015				Third Quarter 2014
	(in millions, except percentages)								(in millions, except percentages)
United States		$8.3		19%		$8.6		23%		$3.4		21%		$1.9		13%
Europe and Middle East		$5.2		12%		$4.3		12%		$1.6		10%		$0.9		7%
Asia Pacific (1) (2) (3)		$29.9		69%		$24.1		65%		$11.2		69%		$11.3		80%
(1) China		$21.0		48%		$14.5		39%		$8.4		52%		$8.0		57%
(2) Taiwan	$	*	)	* )		$3.7		10%	$	*	)	* )	$	*	)	* )
(3) S. Korea	$	*	)	* )	$	*	)	* )		$2.1		13%		$2.2		16%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.3 million and $4.0 million for the third quarter and first nine months of 2015, respectively, as compared to $1.3 million and $3.7 million for the comparable periods of 2014. Cost of revenues accounted for 8% and 9% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 9% and 10% for the comparable periods of 2014. The increase for the first nine months of 2015 principally reflected higher payments to the Office of the Chief Scientist of Israel (the “OCS”) and higher subcontractors costs. Included in cost of revenues for the third quarter and first nine months of 2015 was a non-cash equity-based compensation expense of $34,000 and $111,000, respectively, as compared to $45,000 and $159,000 for the comparable periods of 2014.

Gross Margin

Gross margin for the third quarter and first nine months of 2015 was 92% and 91%, respectively, compared to 91% and 90% for the comparable periods of 2014. The increase for both the third quarter and first nine months of 2015 mainly reflected higher overall revenues.

Operating Expenses

Total operating expenses were $11.5 million and $35.3 million for the third quarter and first nine months of 2015, respectively, as compared to $11.6 million and $32.2 million for the comparable periods of 2014. The slight decrease in total operating expenses for the third quarter of 2015 principally reflected lower salary and related costs and lower lower commission expenses, partially offset by lower research grants received from the OCS. The increase in total operating expenses for the first nine months of 2015 principally reflected: (1) higher salary and related costs, which mainly included salary and related costs associated with the RivieraWaves employees and retention costs for the RivieraWaves employees; (2) higher project-related expenses; and (3) amortization charges for intangible assets acquired from RivieraWaves, partially offset by French research tax benefits applicable to Crédit Impôt Recherche (“CIR”) and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $6.6 million and $21.2 million for the third quarter and first nine months of 2015, respectively, as compared to $6.5 million and $18.5 million for the comparable periods of 2014. The net increase for the third quarter of 2015 principally reflected additional number of personnel, lower research grants received from the OCS and higher project-related expenses, partially offset by lower currency exchange expenses related to salary and related costs as a result of the gain of the U.S. dollar against the Israeli NIS. The net increase for the first nine months of 2015 principally reflected: (1) higher salary and related costs, which mainly included salary and related costs, as well as retention costs, associated with the RivieraWaves employees; and (2) higher project-related expenses, partially offset by research tax benefits applicable to CIR, lower currency exchange expenses related to salary and related costs as a result of the gain of the U.S. dollar against the Israeli NIS, and lower non-cash equity-based compensation expenses. Included in research and development expenses for the third quarter and first nine months of 2015 were non-cash equity-based compensation expenses of $438,000 and $1,323,000, respectively, as compared to $441,000 and $1,575,000 for the comparable periods of 2014. Research and development expenses as a percentage of our total revenues were 40% and 46% for the third quarter and first nine months of 2015, respectively, as compared to 46% and 50% for the comparable periods of 2014.

The number of research and development personnel was 181 at September 30, 2015, compared to 171 at September 30, 2014.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.4 million and $7.4 million for the third quarter and first nine months of 2015, respectively, as compared to $2.6 million and $7.2 million for the comparable periods of 2014. The net decrease for the third quarter of 2015 primarily reflected lower commission expenses. The net increase for the first nine months of 2015 primarily reflected higher salary and related costs, partially due to additional number of personnel, higher commission expenses and higher marketing and trade shows activities, offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2015 were non-cash equity-based compensation expenses of $151,000 and $395,000, respectively, as compared to $185,000 and $753,000 for the comparable periods of 2014. Sales and marketing expenses as a percentage of our total revenues were 15% and 17% for the third quarter and first nine months of 2015, respectively, as compared to 19% for both the comparable periods of 2014.

The total number of sales and marketing personnel was 32 at September 30, 2015, compared to 30 at September 30, 2014.

General and Administrative Expenses

Our general and administrative expenses were $2.2 million and $5.8 million for the third quarter and first nine months of 2015, respectively, as compared to $2.2 million and $6.1 million for the comparable periods of 2014. The net decrease for the first nine months of 2015 primarily reflected lower non-cash equity-based compensation expenses, partially offset by higher salary and related costs. Included in general and administrative expenses for the third quarter and first nine months of 2015 were non-cash equity-based compensation expenses of $496,000 and $966,000, respectively, as compared to $451,000 and $1,496,000 for the comparable periods of 2014. General and administrative expenses as a percentage of our total revenues were 13% for both the third quarter and first nine months of 2015, as compared to 16% and 17% for the comparable periods of 2014.

The number of general and administrative personnel was 22 at both September 30, 2015 and September 30, 2014.

Amortization of intangible assets

Our amortization charges were $0.3 million and $1.0 million for the third quarter and first nine months of 2015, respectively, as compared to $0.3 million for both the comparable periods of 2014. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of September 30, 2015, the net amount of intangible assets was $4.5 million.

Financial Income, Net (in millions)

	Nine months 2015	Nine months 2014	Third Quarter 2015	Third Quarter 2014
Financial income, net	$0.64	$0.94	$0.40	$0.06
of which:
Interest income and gains and losses from marketable securities, net	$1.19	$1.31	$0.40	$0.38
Foreign exchange loss	$(0.45)	$(0.29)	$—	$(0.24)
Accretion of Contingent Consideration	$(0.10)	$(0.08)	$—	$(0.08)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2015, principally reflected higher yields. The decrease in interest income and gains and losses from marketable securities, net, during the first nine months of 2015, principally reflected less combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves because we acquired cash balances of RivieraWaves on hand at the time of closing of the transaction. This has resulted in an increase in foreign exchange loss during both the first nine months of 2015 and 2014, and during the third quarter of 2014, due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during those periods as compared to the Euro.

Other Loss

In August 2014, we received an initial consideration of 757 Euro (approximately $1,011) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which we had a minority investment, was acquired. In October 2014,we received an additional 17 Euro (approximately $21) and in August 2015 we received 99 Euro (approximately $111), which amount was held by the buyer to secure Antcor’s indemnification claims. Pursuant to the acquisition agreement, we may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the three and nine months ended September 30, 2014, we recorded a loss of $404 from the sale of our investment in Antcor.

Provision for Income Taxes

Our income tax expenses were $0.6 million and $0.8 million for the third quarter and first nine months of 2015, respectively, as compared to $0.2 million and $0.5 million for the comparable periods of 2014. The increase for the third quarter of 2015 primarily reflected higher income before taxes on income, as well as lower tax benefit as a result of a significantly higher valuation allowance on deferred tax assets of our U.S parent corporation. The increase for the first nine months of 2015 primarily reflected higher income before taxes on income as well as lower tax benefit as a result of a significantly higher valuation allowance on deferred tax assets of our U.S parent corporation, partially offset by income tax benefit related to the RivieraWaves acquisition. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% for the first nine months of 2015, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first nine months of 2015. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first nine months of 2015. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had approximately $16.3 million in cash and cash equivalents, $18.5 million in short term bank deposits, $48.3 million in marketable securities, and $46.3 million in long term bank deposits, totaling $129.4 million, as compared to $129.9 million at December 31, 2014. The decrease for the first nine months of 2015 principally reflected cash used for the acquisition of RivieraWaves and the repurchase of 428,590 shares of common stock, partially offset by net cash provided by operating activities and cash proceeds from exercise of stock-based awards. During the first nine months of 2015, we invested $72.5 million of cash in bank deposits and marketable securities with maturities up to 43 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $72.3 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2015. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2015 was $7.8 million and consisted of net income of $4.0 million, adjustments for non-cash items of $5.6 million, and changes in operating assets and liabilities of $1.8 million. Adjustments for non-cash items primarily consisted of $1.8 million of depreciation and amortization of intangible assets, $2.8 million of equity-based compensation expenses, $0.8 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.8 million, an increase in deferred tax assets, net, of $0.7 million, a decrease in accrued expenses and other payables of $0.4 million, and a decrease in accrued payroll and related benefits of $0.4 million, partially offset by an increase in deferred revenues of $0.4 million.

Cash provided by operating activities for the first nine months of 2014 was $6.1 million and consisted of net income of $1.1 million, adjustments for non-cash items of $6.5 million, and changes in operating assets and liabilities of $1.5 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, $4.0 million of equity-based compensation expenses, $0.9 million of amortization of premiums on available-for-sale marketable securities, $0.4 million of unrealized foreign exchange loss and $0.4 of loss on sale of investment in Antcor. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.3 million, an increase in accrued interest on bank deposits of $0.3, an increase in deferred tax assets, net, of $0.5 million, and a decrease in trade payables of $0.3 million, partially offset by an increase in deferred revenues of $1.6 million, and a decrease in prepaid expenses and other current assets of $0.3 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2015 was $1.3 million, compared to $0.5 million of net cash provided by investing activities for the comparable period of 2014. We had a cash outflow of $26.2 million and a cash inflow of $24.9 million with respect to investments in marketable securities during the first nine months of 2015, as compared to a cash outflow of $24.4 million and a cash inflow of $52.4 million with respect to investments in marketable securities during the first nine months of 2014 (to some extent, to finance the $13.5 million cash payment, net, made to RivieraWaves in connection with the acquisition). For the first nine months of 2015, we had net proceeds of $1.1 million from bank deposits, as compared to net investment of $14.2 million in bank deposits for the comparable period of 2014. We had a cash outflow of $1.1 million and $0.8 million during the first nine months of 2015 and 2014, respectively, from purchase of property and equipment. We had a cash inflow of $0.1 million and $1.0 million during the first nine months of 2015 and 2014, respectively, from sale of investment in Antcor.

Financing Activities

Net cash used in financing activities for the first nine months of 2015 was $6.4 million, compared to $16.3 million of net cash used in financing activities for the comparable period of 2014.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first nine months of 2015, we repurchased 428,590 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.03 per share, for an aggregate purchase price of $8.2 million. During the first nine months of 2014, we repurchased 1,227,148 shares of common stock pursuant to our share repurchase program, at an average purchase price of $15.20 per share, for an aggregate purchase price of $18.7 million.

During the first nine months of 2015, we received $5.4 million from the exercise of stock-based awards, as compared to $2.4 million received for the comparable period of 2014. We had a cash outflow of $3.7 million during the first nine months of 2015 to pay the remaining Contingent Consideration in connection with the acquisition of RivieraWaves.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $3,000 and $451,000 for the third quarter and first nine months of 2015, respectively, and a foreign exchange loss of $234,000 and $291,000 for the comparable periods of 2014. The foreign exchange losses during both the first nine months of 2015 and 2014 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2015, we recorded accumulated other comprehensive loss of $175,000 and accumulated other comprehensive gain of $70,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2014, we recorded accumulated other comprehensive loss of $196,000 and $162,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2015, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $13,000, which will be recorded in the consolidated statements of income during the following six months. We recognized a net gain of $59,000 and $58,000 for the third quarter and first nine months of 2015, respectively, and a net loss of $59,000 and $35,000 for the comparable periods of 2014, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2015, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2015. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.40 million and $1.19 million for the third quarter and first nine months of 2015, respectively, as compared to $0.38 million and $1.31 million for the comparable periods of 2014. The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2015, principally reflected higher yields. The decrease in interest income and gains and losses from marketable securities, net, during the first nine months of 2015 principally reflected less combined cash, bank deposits and marketable securities balances held.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than (1) changes to the Risk Factor below entitled: “The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues;” (2) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (8) deletion to the Risk Factor below entitled “If we are unable to integrate the RivieraWaves acquisition successfully, our business may be harmed;” and (9) addition of the risk factor entitled “We are exposed to the credit risk of our customers, which could result in material losses.”

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing DSP market and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings, Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Broadcom, Mediatek, Qualcomm, Samsung, Huawei, that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the digital photography and embedded vision market with Cadence, Synopsys, Freescale (resulting from its acquisition of Cognivue), Videantis, ARM (NEON technology) and GPU IP providers such as Imagination Technologies and Vivante; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist of Israel, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies as a result of our acquisition of RivieraWaves SAS;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our DSPs, connectivity IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 45% and 33% of our total revenues for the third quarter and first nine months of 2015, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2015, and collectively represented 72% and 71% of our total royalty revenues for the third quarter and first nine months of 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 47% and 44% of our total revenues for the third quarter and first nine months of 2015, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the handset baseband market represented 73% and 58% of our total revenues for the third quarter and first nine months of 2015, respectively, as compared to 45% and 53% for the comparable periods in 2014. A significant portion of such revenues is derived from feature phones. Moreover, although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products has been slower than expected and we can provide no assurances that the trend towards next generation products will continue on pace. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 81% of our total revenues for the first nine months of 2015 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $3,687,000 for the first nine months of 2015. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Pursuant to our acquisition of the RivieraWaves operations, we will benefit from certain research tax credits applicable to French technology companies, including, for example, the Crédit Impôt Recherche (“CIR”). The CIR is a French tax credit aimed at stimulating research activities. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded annually. The French Parliament can decide to eliminate, or reduce the scope or the rate of, the CIR benefit, at any time or challenge our eligibility or calculations for such tax credits, all of which may have an adverse impact on our results of operations and future cash flows.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $21.2 million for the first nine months of 2015. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2015 to July 31, 2015)	—	—	—	729,980
Month #2 (August 1, 2015 to August 31, 2015)	158,570	$17.74	158,570	571,410
Month #3 (September 1, 2015 to September 30, 2015)	—	—	—	571,410
TOTAL	158,570	$17.74	158,570	571,410	(2)

(1)	In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, our board of directors authorized the repurchase of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

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

CEVA, INC.

Date: November 9, 2015	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 9, 2015	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)