Form 10-K
period 2015-12-31
CEVA INC
filed 2016-03-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $243,186,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2015. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2016
Common Stock, $0.001 par value per share	20,509,464 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for smart, connected devices continues to progress;

•	Our belief that our licensing expansion strategy will result in future royalty growth and a more diversified royalty base;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones because we derive higher royalties on average from smartphones, especially LTE based, than feature phones;

•	Our belief that there is a growing demand for high performance and low power signal processing IPs incorporating all the necessary hardware and software for target applications and that we are well positioned to take full advantage;

•	Our belief that companies increasingly seek to license signal processing IPs from third parties rather than develop them in-house;

•	Our belief that our intelligent audio processing IP required for IoT applications offers an additional growth segment for the company;

•	Our belief that our vision processing IP offers another growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the addressable market size for products incorporating our Bluetooth IP is expected to be 35 billion devices by 2020;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our belief that our licensing pipeline continues to be healthy across our product lines;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

Company Overview

Headquartered in Mountain View, California, CEVA is the leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, computer vision and computational photography for any camera-enabled devices, as well as audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS).

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer, automotive, automative and IoT companies. Our state-of-the-art technology has shipped in more than 7 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our revenue mix comprises primarily of IP licensing fees and related revenues, and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems.

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductors and OEMs. Actions, Atmel, Beken, Broadcom, Celeno, Dialog Semiconductor, DSP Group, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, NXP, Panasonic, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Silver Spring Networks, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, Yamaha and ZTE all leverage CEVA’s industry-leading signal processing IP.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. On July 4, 2014, we acquired 100% of RivieraWaves SAS, a privately-held, French company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies.

We have over 250 employees worldwide, with research and development facilities in Israel, France, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, France, Israel and the United States.

CEVA is traded on the NASDAQ Global Market under the symbol “CEVA”.

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are smart and connected and offer multimedia and wireless communications capabilities (e.g. video, audio, imaging, vision and cellular).

Connectivity IPs

Wi-Fi and Bluetooth have become key connectivity technologies to form the basis for the Internet of Things (“IoT”), providing the connection between the billions of devices and the networks that they communicate with.

Design Gap

The demand for smarter, better connected mobile, consumer, automotive, industrial and IoT devices continues to grow. These devices require more connectivity, greater feature sets and a richer user experience. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless and connectivity technologies like LTE-Advanced, Wi-Fi 802.11ac and Bluetooth Smart and multimedia technologies such as advanced image enhancement, computer vision, and voice and audio pre- and post-processing have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the mobile, consumer, automotive, industrial and IoT markets by designing and licensing a broad range of robust, application-specific signal processing platforms which enable the rapid design of solutions for developing a wide variety of applications, including communications & connectivity, audio & voice, imaging & vision and storage.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU and GPU), connectivity products, memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the DSP, subsystem and software, for their target application. For connectivity, with ever-evolving standards and a huge variety of uses, most semiconductor companies cannot develop and maintain this technology in-house. As a result, companies increasingly seek to license these IPs from CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

Our IP Business Model

Our objective is for our CEVA signal processing IPs to become the de facto technologies across the mobile, consumer, automotive, industrial and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development. By choosing to license our IP, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid and connectivity markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

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

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs incorporating all the necessary hardware and software for target applications. Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. As CEVA offers expertise developing complete solutions in a number of key growth markets, including cellular baseband, wireless infrastructure, computational photography, computer vision, automotive safety, audio and voice applications, Wi-Fi, Bluetooth and storage, we believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

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

Products

We are the leading licensor of signal processing IP for semiconductors and OEMs serving the mobile, consumer, automotive, industrial and IoT markets. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, computer vision and computational photography for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS).

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

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. LTE, computer vision or audio) software. Our family of DSP-based platforms are targeted for baseband processing within cellular handsets, Machine to Machine (M2M) type devices and base stations, wired communications, imaging & computer vision, and audio, voice & sensing.

CEVA Connectivity IPs

Wi-Fi and Bluetooth Smart and Smart Ready are key technologies for any company looking to address the Internet-of-Things. Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Through our acquisition of RivieraWaves, a leading licensor of Wi-Fi and Bluetooth connectivity IP, we are able to expand further into the Wi-Fi and Bluetooth smart connectivity markets. The advent of the Internet-of-Things has resulted in significant demand for connectivity IPs that solves a crucial void in many companies’ strategies to address this burgeoning market. Wi-Fi and Bluetooth standards are constantly evolving, and the many different end applications where these technologies are being deployed require further customization. By licensing rather than developing these technologies in house, companies can now get access to the latest standards and profiles from CEVA, without undertaking the expensive R&D required to develop these technologies internally. We also offer platform solutions for serial storage technology, addressing both consumer and enterprise uses (SATA and SAS).

Customers

We have licensed our DSP cores, platforms and connectivity IPs platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Atmel, Beken, Broadcom, Celeno, Dialog Semiconductor, DSP Group, FujiFilm, Fujitsu, Intel, Leadcore, LG Electronics, Mediatek, MegaChips, Novatek, NXP, Panasonic, Renesas, Rockchip, Rohm, Samsung, Sharp, Sigma, Silver Spring Networks, Sony, Spreadtrum, STMicroelectronics, Toshiba, VIA Technologies, Yamaha and ZTE.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 31%, 25% and 28% of our total revenues for 2015, 2014 and 2013, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014; and four royalty paying customers each represented 10% or more of our total royalty revenues for 2013 and collectively represented 81% of our total royalty revenues for 2013. In 2015, we signed 47 new licensing deals, of which 21 were with first time new customers and 43 were for non-handset baseband applications.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 84% of our total revenues for 2015, 77% for 2014 and 88% for 2013. Customers in each of China and South Korea accounted for greater than 10% of our total revenues for 2015. Customers in China accounted for greater than 10% of our total revenues for 2014. Customers in each of Germany and China accounted for greater than 10% of our total revenues for 2013. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 11 to our consolidated financial statements, which appear elsewhere in this annual report.

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

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2015, we had 34 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2015, we had 18 employees in technical support. Our technical support services include:

•	assistance with implementation, responding to customer-specific inquiries, training and, when and if they become available, distributing updates and upgrades of our products;

•	application support, consisting of providing general hardware and software design examples, ready-to-use software modules and guidelines to our licensees to assist them in using our technology; and

•	design services, consisting of creating customer-specific implementations of our signal processing IPs and application platforms.

We believe that our technical support services are a means to assist our licensees to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated signal processing IP core architectures, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers, and meet with them from time to time to track the implementation of our technology.

Research and Development

Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer needs.

Our research and development team, consisting of 184 engineers as of December 31, 2015, work in six development centers located in Israel, France, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, application platforms, connectivity products (Wi-Fi and Bluetooth) and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, included the RivieraWaves-related expenses from July 2014, were approximately $21 million, $26 million and $28 million for 2013, 2014 and 2015, respectively.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed signal processing IPs. We believe that the principal competitive elements in our field are signal processing IP performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software and algorithms availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas, but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable or configurable DSP cores;

•	IP vendors that offer vision processing units for computer vision applications;

•	IP vendors that offers Bluetooth and Wi-Fi connectivity IPs;

•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization; and

•	internal design groups of large chip companies or OEMs that develop proprietary signal processing IP coresor engines for their own application-specific chipsets.

We face direct competition in the DSP and configurable core space mainly from Verisilicon and Cadence, which licenses DSP cores in addition to their respective semiconductor and EDA businesses. In the connectivity space, we face direct competition from Imagination Technologies which offers a combination of Wi-Fi/Bluetooth, ARM Holdings, Mindtree and STMicroelectronics (previously ST Ericsson) in standalone Bluetooth technology.

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

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable signal processing IP core products in-house. Companies such as Mediatek, Qualcomm, Samsung, Huawei and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary signal processing IP cores to third parties and, as a result, become direct competitors.

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the digital photography & embedded vision market—Imagination Technologies, ARM Holdings, Synopsys, Cadence and Videantis, as well as GPU IP providers such as ARM Holdings, and Vivante;

•	in the serial storage technology market—Semtech’s Snowbush IP Group, Silicon Image and Synopsys; and

•	in audio and voice applications market—ARM Holdings, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2015, we hold 51 patents in the United States, two patents in Canada, 29 patents in the EME (Europe and Middle East) region and seven patents in Asia Pacific (APAC) region, totaling 89 patents, with expiration dates between 2017 and 2034. In addition, as of December 31, 2015, we have 12 patent applications pending in the United States, 6 pending patent applications in Canada, 14 pending patent applications in the EME region and 6 pending patent applications in the APAC region, totaling 38 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2015 by function and geographic location.

Number
Total employees	259
Function
Research and development	184
Sales and marketing	34
Administration	23
Technical support	18
Location

Israel	159
France	41
Ireland	14
China	12
United States	12
United Kingdom	9
Elsewhere	12

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings, Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and STMicroelectronics that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group, Silicon Image and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the connectivity markets with Imagination Technologies, ARM Holdings, Mindtree and STMicroelectronics;

•	we compete in the digital photography and embedded vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of signal processing IP performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist of Israel, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our signal processing IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 31%, 25% and 28% of our total revenues for 2015, 2014 and 2013, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014; and four royalty paying customers each represented 10% or more of our total royalty revenues for 2013, and collectively represented 81% of our total royalty revenues for 2013. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with the newly acquired RivieraWaves operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-handset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 46%, 44% and 54% of our total revenues for 2015, 2014 and 2013, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends or changes in products mix. For example, the shift away from feature phones by Intel and the handset baseband market by Broadcom and STMicroelectronics in 2014 negatively impacted our royalty revenues in 2014. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

We generate a significant amount of our total revenues from the handset baseband market and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Our total revenues derived solely from the handset baseband market represented 53%, 50% and 59% of our total revenues for 2015, 2014 and 2013, respectively. A significant portion of our royalty revenues in 2013 and 2014 were derived from lower cost feature phones. In 2015, a larger portion of LTE-based handsets utilized our technologies and generated higher royalty revenues and higher average selling prices. Although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products was slower in 2013 and 2014, and we can provide no assurances that the positive trend in 2015 towards adoption of next generation products will continue on pace in future years. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP towards licensing open signal processing IP cores and platforms . Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 84% of our total revenues for 2015, 77% for 2014 and 88% for 2013 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $4,997,000, $4,586,000 and $3,304,000 in 2015, 2014 and 2013, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Pursuant to our acquisition of the RivieraWaves operations, we will benefit from certain research tax credits applicable to French technology companies, including, for example, the Crédit Impôt Recherche (“CIR”). The CIR is a French tax credit aimed at stimulating research activities. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded every three years. The French Parliament can decide to eliminate, or reduce the scope or the rate of, the CIR benefit, at any time or challenge our eligibility or calculations for such tax credits, all of which may have an adverse impact on our results of operations and future cash flows.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $28.1 million, $25.8 million and $21.2 million for 2015, 2014 and 2013, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

The markets for signal processing IPs are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards, on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business.

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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.

We store sensitive data, including intellectual property, proprietary business information and our customer and employee information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive data. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

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

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2015:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities

Mountain View, CA, U.S. (1)	8 years	2023	3,769	Headquarters; sales and marketing; administration

Herzeliya, Israel (2)	6 years	2020	35,339	Research and development; administration; sales and marketing

Dublin, Ireland (3)	4 year	2016	2,131	Research and development; administration

Cork, Ireland (4)	5 years	2016	2,870	Research and development

Belfast, UK (5)	15 years	2019	2,600	Research and development

Sophia Antipolis, France (6)	9 years	2021	7,535	Research and development; administration; sales and marketing

Shanghai, China	3 years	2018	3,438	sales and marketing

(1)	Break clause in the lease exercisable in 2020.
(2)	Break clause in the lease exercisable in 2018.
(3)	Lease expires on July 31, 2016
(4)	Lease expires on September 1, 2016
(5)	Break clause in the lease exercisable on payment of one year rent.
(6)	Break clause exercisable in 2018.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 59, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 32 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 47, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 50, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 24, 2016, there were approximately 2,178 holders of record, which we believe represents approximately 9,047 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 4, 2016 was $20.11 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2015
First Quarter	$23.16	$17.33
Second Quarter	$22.45	$18.45
Third Quarter	$19.52	$16.98
Fourth Quarter	$27.14	$17.77

2014
First Quarter	$18.77	$15.08
Second Quarter	$18.30	$13.88
Third Quarter	$15.49	$13.44
Fourth Quarter	$18.44	$12.67

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2015 regarding options, SARs and RSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2016 Proxy Statement for the 2016 annual meeting of stockholders to be held on May 16, 2016 and incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2015 to October 31, 2015)	—	—	—	571,410
Month #2 (November 1, 2015 to November 30, 2015)	—	—	—	571,410
Month #3 (December 1, 2015 to December 31, 2015)	80,341	$23.92	80,341	491,069
TOTAL	80,341	$23.92	80,341	491,069	(2)

(1)	In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of our common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014.
(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

2016 Annual Meeting of Stockholders

We anticipate that the 2016 annual meeting of our stockholders will be held on May 16, 2016 in New York City, NY.

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

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

CEVA, Inc.	100.00	147.61	76.83	74.24	88.49	113.95

NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31

Morningstar Semiconductor	100.00	94.23	100.57	125.32	161.67	172.81

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2010, through December 31, 2015, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2010), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2010, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2015,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Licensing and related revenue	$23,836	$21,727	$22,372	$28,348	$32,135
Royalties	36,403	31,950	26,528	22,460	27,364

Total revenues	60,239	53,677	48,900	50,808	59,499
Cost of revenues	3,559	3,952	5,163	5,000	5,424

Gross profit	56,680	49,725	43,737	45,808	54,075
Operating expenses:
Research and development, net	21,543	20,243	21,216	25,828	28,113
Sales and marketing	8,937	9,231	10,092	9,815	10,168
General and administrative	7,639	7,884	7,670	8,054	8,184
Amortization of intangible assets	—	—	—	649	1,298

Total operating expenses	38,119	37,358	38,978	44,346	47,763

Operating income	18,561	12,367	4,759	1,462	6,312
Financial income, net	2,909	3,380	2,714	975	1,069
Other loss	—	—	—	(404)	—

Income before taxes on income	21,470	15,747	7,473	2,033	7,381
Income taxes	2,908	2,062	788	2,852	1,114

Net income (loss)	$18,562	$13,685	$6,685	$(819)	$6,267

Basic net income (loss) per share	$0.80	$0.60	$0.30	$(0.04)	$0.31
Diluted net income (loss) per share	$0.77	$0.59	$0.30	$(0.04)	$0.30

	December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$136,483	$131,545	$131,433	$93,777	$87,044

Total assets	219,140	216,333	212,327	207,005	212,649

Total long-term liabilities	5,607	6,158	7,255	7,961	7,571

Total stockholders’ equity	$200,920	$196,068	$190,895	$179,049	$186,095

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014				2015
Revenues:
Licensing and related revenue	$7,906	$4,355	$8,728	$7,359	$7,839	$7,669	$8,600	$8,027
Royalties	5,768	4,860	5,370	6,462	5,995	5,690	7,635	8,044

Total revenues	13,674	9,215	14,098	13,821	13,834	13,359	16,235	16,071

Cost of revenues	1,112	1,370	1,255	1,263	1,185	1,550	1,281	1,408

Gross profit	12,562	7,845	12,843	12,558	12,649	11,809	14,954	14,663

Operating expenses:
Research and development, net	5,996	6,051	6,453	7,328	7,363	7,241	6,571	6,938
Sales and marketing	2,393	2,197	2,611	2,614	2,426	2,548	2,384	2,810
General and administrative	2,040	1,861	2,223	1,930	1,972	1,666	2,183	2,363
Amortization of intangible assets	—	—	326	323	325	324	325	324

Total operating expenses	10,429	10,109	11,613	12,195	12,086	11,779	11,463	12,435
Operating income (loss)	2,133	(2,264)	1,230	363	563	30	3,491	2,228
Financial income (loss), net	460	417	66	32	(27)	269	401	426
Other loss	—	—	(404)	—	—	—	—	—

Income (loss) before taxes on income	2,593	(1,847)	892	395	536	299	3,892	2,654
Income taxes expense (benefit)	608	(321)	236	2,329	50	131	583	350

Net income (loss)	$1,985	$(1,526)	$656	$(1,934)	$486	$168	$3,309	$2,304
Basic and diluted net income (loss) per share	$0.09	$(0.07)	$0.03	$(0.10)	$0.02	$0.01	$0.16	$0.11
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	21,159	20,778	20,355	20,209	20,418	20,564	20,448	20,491
Diluted	21,590	20,778	20,667	20,209	20,958	20,984	20,811	21,203

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015, both appearing elsewhere in this annual report.

CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, computer vision and computational photography for any camera-enabled devices, as well as audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three handsets sold worldwide is powered by CEVA. To date, more than 7 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many of leading handset OEMs in the world today, including, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 33% of the worldwide shipment volume in the third quarter of 2015.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at the closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During 2015, we fully paid the Contingent Consideration. In addition, in connection with the acquisition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3,400,000, payable on a semi-annual basis for a period of two years after the closing of the acquisition. As of December 31, 2015, we paid $971,000 of the employee retention plan expenses.

We believe the adoption of our signal processing IP cores and software for smart, connected devices continues to progress. Devices for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, industrial and medical. During the fourth quarter of 2015, we concluded thirteen licensing deals, five of which were for our imaging and vision DSP, five for our connectivity IPs and three for our other DSP cores, platforms and software. These customers will incorporate our technology into smartphones, drones, surveillance systems, macro base stations, audio devices and connectivity for Internet of Things.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry—baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, our customers shipped seventy million LTE chipsets in 2015, up 541% over 2014. We anticipate our market share will continue to grow. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•	Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in the baseband market, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of Bluetooth and Wi-Fi connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 121 million Bluetooth chips shipped in 2015 by our customers, up 206% year-over-year. We anticipate this growth in Bluetooth IP to continue.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor provides a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 20 licensing agreements for our imaging and vision DSPs across these markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 167 million royalty-bearing units annually in 2015 to 700 to 900 million units annually by 2018. This will be in addition to our existing handset baseband business, which we believe will continue to be a significant growth driver for us.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, handset baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. For example, the shift away from feature phones by our customer Intel and the exiting of the handset baseband market by our customers Broadcom and STMicroelectronics have negatively impacted our royalty revenues in 2014. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the baseband handset market, any negative trends in that market would adversely affect our financial results.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. During 2013, 2014 and 2015, no impairment of goodwill was identified.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2014 and 2015 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 13 to our Consolidated Financial Statements for the year ended December 31, 2015 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

We estimate the fair value of options and stock appreciation right (“SAR”) awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of operations. We recognize compensation expenses for the value of our options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures and the rate is adjusted to reflect changes in facts and circumstances, if any. Estimated forfeiture rate will be revised if actual forfeitures differ from the initial estimates.

We recognize compensation expenses for the value of our restricted stock unit (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant.

We use the Monte-Carlo simulation model for options and SARs granted. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of our employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

Impairment of Marketable Securities

Marketable securities consist mainly of corporate bonds. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investment Debt and Equity Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that we will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

We recognize an impairment charge when a decline in the fair value of our investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the ability of the issuer to meet payment obligations and the potential recovery period . For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).

During the years ended December 31, 2013, 2014 and 2015, no other-than temporary impairment were recorded related to our marketable securities.

Recently Issued and Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; although early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior years have been retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of operations as percentages of our total revenues for the periods indicated:

	2013	2014	2015
Consolidated Statements of Operations Data:
Revenues:
Licensing and related revenue	45.8%	55.8%	54.0%
Royalties	54.2%	44.2%	46.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	10.6%	9.8%	9.1%
Gross profit	89.4%	90.2%	90.9%
Operating expenses:
Research and development, net	43.4%	50.8%	47.2%
Sales and marketing	20.6%	19.3%	17.1%
General and administrative	15.7%	15.9%	13.8%
Amortization of intangible assets	—	1.3%	2.2%

Total operating expenses	79.7%	87.3%	80.3%

Operating income	9.7%	2.9%	10.6%
Financial income, net	5.6%	1.9%	1.8%
Other loss	—	(0.8)%	—

Income before taxes on income	15.3%	4.0%	12.4%
Income taxes	1.6%	5.6%	1.9%

Net income (loss)	13.7%	(1.6)%	10.5%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of operations for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2013	2014	2015
Total revenues (in millions)	$48.9	$50.8	$59.5
Change year-on-year	—	3.9%	17.1%

The increase in total revenues from 2014 to 2015 reflected higher overall revenues. The increase in total revenues from 2013 to 2014 reflected higher licensing and related revenues, offset by lower royalty revenues.

We generate royalty revenues from our customers which ship units of chips incorporating our technologies. The royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 31%, 25% and 28% of our total revenues for 2015, 2014 and 2013, respectively. Due to our limited number of customers, the shift away from feature phones by Intel and the exiting of the handset baseband market by Broadcom and STMicroelectronics in 2014 negatively impacted our annual 2014 royalty revenues. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; three royalty paying customers each representing 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014; and four royalty paying customers each represented 10% or more of our total royalty revenues for 2013 and collectively represented 81% of our total royalty revenues for 2013. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2013	2014	2015
DSP products (DSP cores and platforms):
Baseband for handset and other	76%	72%	68%
Other non-baseband (audio, imaging and vision)	17%	15%	14%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	7%	13%	18%

We expect to continue to generate a significant portion of our revenues for 2016 from the above products and services.

Licensing and related revenue

	2013	2014	2015
Licensing and related revenue (in millions)	$22.4	$28.3	$32.1
Change year-on-year	—	26.7%	13.4%

The increase in licensing and related revenues from 2014 to 2015 principally reflected higher revenues from our connectivity IP products, mainly from Bluetooth IP, due to our acquisition of RivieraWaves back in July 2014, and from higher revenues of our imaging and vision DSP cores and platforms, partially offset by lower revenues from our non-cellular baseband DSP cores and platforms. In 2015, we signed a record forty-seven licensing deals, generating all-time high annual licensing revenue. Of the forty-seven deals signed, twenty one were with first time CEVA customers and forty-three of these were for non-cellular baseband applications, illustrating the continued success of our investments and strategic initiatives to diversify and expand our business.

The increase in licensing and related revenue from 2013 to 2014 principally reflected higher revenues from our connectivity IP products, mainly from Bluetooth IP, due to our acquisition of RivieraWaves back in July 2014, and higher revenue from our DSP core family of products licensed to non-cellular baseband applications like vision, audio, voice and sensing.

Our technologies are now designed in by leading semiconductor companies and OEMs in their base stations, smartphone application processors, imaging chips, drones, surveillance systems, audio chips, as well as automotive, smart grid, Wi-Fi, satellite communication, connectivity, GPS devices and connectivity for Internet of Things.

Licensing and related revenue accounted for 54.0% of our total revenues for 2015, compared with 55.8% and 45.8% of our total revenues for 2014 and 2013, respectively. In 2015, we signed forty seven new license agreements, compared to thirty six and thirty in 2014 and 2013, respectively.

Royalty Revenues

	2013	2014	2015
Royalty revenues (in millions)	$26.5	$22.5	$27.4
Change year-on-year	—	(15.3)%	21.8%

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 30%, 34% and 39% of the worldwide baseband volume in 2015, 2014 and 2013, respectively, and accounted for approximately 88%, 86% and 84% of our total royalty revenues for 2015, 2014 and 2013, respectively.

The increase in royalty revenues from 2014 to 2015 mainly reflected a significant acceleration of CEVA-powered LTE smartphone shipments in the second half of the year, which enabled us to reach a record 70 million LTE units. The decrease in royalty revenues from 2013 to 2014 mainly reflected the decision of a few of our key customers to exit or refocus their efforts in the baseband market, like Broadcom, STMicroelectronics and Intel. The five largest royalty-paying customers accounted for 87% of our total royalty revenues in 2015, 2014 and 2013.

Our customers reported sales of 917 million chipsets incorporating our technologies in 2015, compared to 881 million in 2014 and 1,010 million in 2013. The increase in units shipped in 2015 as compared to 2014 primarily resulted from ramp up of both CEVA-powered LTE smartphones and Bluetooth products, offset by lower 2G products. The decrease in units shipped in 2014 as compared to 2013 primarily resulted from semiconductor customers exiting or re-focusing their baseband business.

Geographic Revenue Analysis

	2013			2014			2015
	(in millions, except percentages)
United States	$6.1		12.4%	$11.7		23.0%	$9.7		16.4%
Europe, Middle East (EME) (1)	$13.4		27.4%	$5.6		11.1%	$7.1		11.9%
Asia Pacific (APAC) (2) (3)	$29.4		60.2%	$33.5		65.9%	$42.7		71.7%

(1) Germany	$5.5		11.3%	*	)	* )	*	)	* )

(2) China	$20.5		41.9%	$20.6		40.5%	$30.0		50.4%

(3) S. Korea	*	)	* )	*	)	* )	$6.2		10.4%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The decrease in revenues in absolute dollars and percentage terms in the United States from 2014 to 2015 reflected lower royalty revenues mainly from Broadcom. The increase in revenues in absolute dollars and percentage terms in the United States from 2013 to 2014 reflected higher licensing revenues of signal processing IP, partially offset by lower royalty revenues mainly from Broadcom.

The increase in revenues in absolute dollars and percentage in the EME region from 2014 to 2015 primarily reflected higher licensing activities, partially offset by lower royalty revenues mainly due to key customers that decided to exit or refocus their efforts in the baseband market, like STMicroelectronics and Intel. The decrease in revenues in absolute dollars and as a percentage in the EME region from 2013 to 2014 primarily reflected lower licensing activities and lower royalty revenues mainly due to key customers that decided to exit or refocus their efforts in the baseband market, like Intel, STMicroelectronics and Broadcom.

The increase in revenues in absolute dollars and percentage terms in the APAC region from 2014 to 2015 primarily reflected higher royalty revenues from production ramp up and market share gains of our customers. The increase in revenues in absolute dollars and percentage terms in the APAC region from 2013 to 2014 primarily reflected higher royalty revenues and higher licensing revenues due to new design wins for both baseband and non-baseband customers.

Cost of Revenues

	2013	2014	2015
Cost of revenues (in millions)	$5.2	$5.0	$5.4
Change year-on-year	—	(3.2)%	8.5%

Cost of revenues accounted for 9.1% of our total revenues for 2015, compared with 9.8% of our total revenues for 2014 and 10.6% of our total revenues for 2013. The absolute dollar increase in cost of revenues for 2015 as compared to 2014 principally reflected higher salary and related costs and higher payments to the Office of the Chief Scientist of Israel (the “OCS”). The absolute dollar decrease in cost of revenues for 2014 as compared to 2013 principally reflected lower sub-contractors costs and lower non-cash equity-based compensation expenses, partially offset by higher salary and related costs.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Office of the Chief Scientist of Israel and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2015, 2014 and 2013 were $155,000, $193,000 and $312,000, respectively. Royalty expenses relate to royalties payable to the Office of the Chief Scientist of Israel that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the OCS. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2013	2014	2015
	(in millions)
Research and development, net	$21.2	$25.8	$28.1
Sales and marketing	$10.1	$9.8	$10.2
General and administration	$7.7	$8.1	$8.2
Amortization of intangible assets	—	$0.6	$1.3

Total operating expenses	$39.0	$44.3	$47.8
Change year-on-year	—	13.8%	7.7%

The increase in total operating expenses for 2015 as compared to 2014 principally reflected: (1) higher salary and related costs, which mainly included salary and related costs associated with the RivieraWaves employees as a result of our acquisition in July 2014; (2) higher project-related expenses; and (3) amortization charges for intangible assets acquired from RivieraWaves, partially offset by French research tax benefits applicable to Crédit Impôt Recherche (“CIR”) and lower non-cash equity-based compensation expenses. The increase in total operating expenses for 2014 as compared to 2013 principally reflected higher salary and related costs as a result of: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the RivieraWaves employees; (iii) retention costs for the RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, partially offset by higher than normal research grants received from the OCS and higher research tax benefits applicable to CIR.

Research and Development Expenses, Net

	2013	2014	2015
Research and development expenses, net (in millions)	$21.2	$25.8	$28.1
Change year-on-year	—	21.7%	8.8%

The net increase in research and development expenses for 2015 as compared to 2014 principally reflected: (1) higher salary and related costs, which mainly included: (i) higher number of research and development personnel; (ii) salary and related costs associated with the RivieraWaves employees as a result of our acquisition in July 2014; and (iii) salary raises and higher employee compensation accruals, partially offset by lower currency exchange expenses as a result of the devaluation of the Israeli NIS against the U.S. dollar, and (2) higher project-related expenses, partially offset by higher research tax benefits applicable to CIR and higher research grants received from the OCS. The net increase in research and development expenses for 2014 as compared to 2013 principally reflected: (1) higher salary and related costs, which mainly included: (i) higher number of research and development personnel; (ii) first time salary and related costs associated with the RivieraWaves employees; (iii) retention costs for the RivieraWaves employees; and (iv) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, and (2) higher project-related expenses, partially offset by significantly higher than normal research grants received from the OCS and higher research tax benefits applicable to CIR. The average number of research and development personnel in 2015 was 182, compared to 155 in 2014 and 129 in 2013. The number of research and development personnel was 184 at December 31, 2015 as compared with 174 at year-end 2014 and 140 at year-end 2013.

Research and development expenses, net of related government grants and CIR, were 47.2% of our total revenues for 2015, as compared with 50.8% for 2014 and 43.4% for 2013. We recorded research grants under funding programs of $4,997,000 in 2015, compared with $4,586,000 in 2014 and $3,304,000 in 2013. We recorded CIR benefits of $1,414,000 and $675,000 in 2015 and 2014, respectively.

Research and development expenses consist primarily of salaries and associated costs and project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2015, 2014 and 2013 were $1,838,000, $2,027,000 and $2,014,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2013	2014	2015
Sales and marketing expenses (in millions)	$10.1	$9.8	$10.2
Change year-on-year	—	(2.7)%	3.6%

The increase in sales and marketing expenses for 2015 as compared to 2014 principally reflected higher salary and related costs, partially due to additional number of personnel, higher commission expenses and higher marketing and trade shows activities, offset by lower non-cash equity-based compensation expenses. The decrease in sales and marketing expenses for 2014 as compared to 2013 principally reflected lower non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 17.1% for 2015, as compared with 19.3% for 2014 and 20.6% for 2013. The total number of sales and marketing personnel was 34 at year-end 2015, as compared with 29 at year-end of both 2014 and 2013. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2015, 2014 and 2013 were $568,000, $909,000 and $1,311,000, respectively.

General and Administrative Expenses

	2013	2014	2015
General and administrative expenses (in millions)	$7.7	$8.1	$8.2
Change year-on-year	—	5.0%	1.6%

The increase in general and administrative expenses for 2015 as compared to 2014 principally reflected higher salary and related costs, partially offset by lower non-cash equity-based compensation expenses. The increase in general and administrative expenses for 2014 as compared to 2013 principally reflected higher professional services cost associated with the RivieraWaves transaction and higher salary and related costs, partially offset by lower non-cash equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 13.8% for 2015, as compared with 15.9% for 2014 and 15.7% for 2013. The total number of general and administrative personnel was 23 at year-end 2015, as compared with 21 at year-end of both 2014 and 2013. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2015, 2014 and 2013 were $1,454,000, $1,882,000 and $2,283,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $1.3 million and $0.6 million for 2015 and 2014, respectively. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of December 31, 2015, the net amount of intangible assets was $4.2 million. There were no amortization charges for 2013.

Financial Income, net

	2013	2014	2015
	(in millions)
Financial income, net	$2.71	$0.97	$1.07
of which:
Interest income and gains and losses from marketable securities, net	$2.76	$1.71	$1.66
Foreign exchange loss	$(0.05)	$(0.57)	$(0.49)
Accretion of Contingent Consideration	—	$(0.17)	$(0.10)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities, foreign exchange movements and changes in fair value related to Contingent Consideration as part of the acquisition of RivieraWaves.

The slight decrease in interest income and gains and losses from marketable securities, net, for 2015 as compared to 2014 reflected lower combined cash, bank deposits and marketable securities balances held, offset by higher yields. The decrease in interest income and gains and losses from marketable securities, net, for 2014 as compared to 2013 reflected lower combined cash, bank deposits and marketable securities balances held, lower gains on sale of marketable securities and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves in July 2014 because we acquired cash balances of RivieraWaves on hand at the time of the closing of the transaction. This has resulted in an increase in foreign exchange loss during both 2015 and 2014 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during those periods as compared to the Euro.

Other Loss

In 2014, we received an initial consideration of 773,563 Euro ($1,032,351) when Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which we had a minority investment, was acquired. In 2015, we received 98,700 Euro (approximately $111,000), which amount was held by the buyer to secure Antcor’s indemnification claims. Pursuant to the acquisition agreement, we may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the year ended December 31, 2014, we recorded a capital loss of $0.4 million from the sale of our investment in Antcor as a result of the acquisition.

Provision for Income Taxes

During the years 2015, 2014 and 2013, we recorded tax expenses of $1.1 million, $2.9 million and $0.8 million, respectively. The decrease in provision for income taxes in 2015 as compared to 2014 principally reflected a one-time write off of a deferred tax asset in 2014 due to a change in the estimation for taxable income for future years of our U.S operations, partially offset by: (i) higher income before taxes on income, and (ii) tax benefits in 2014 resulting from the expiration of statute of limitations in a certain foreign tax jurisdiction. The increase in provision for income taxes in 2014 as compared to 2013 principally reflected a one-time write off of a deferred tax asset due to a change in the estimation for taxable income for future years of our U.S operations, partially offset by: (i) tax benefits resulting from expiration of statute of limitations in a certain foreign tax jurisdiction, (ii) lower income before taxes on income, and (iii) income tax benefit related to the RivieraWaves acquisition. We have significant operations in Israel and operations in France and the Republic of Ireland, and a substantial portion of our taxable income is generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.33% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 26.5% in 2015, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% in 2015. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% in 2015. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

For more information about our provision for income taxes, see Note 13 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had approximately $18.9 million in cash and cash equivalents, $30.8 million in short term bank deposits, $48.3 million in marketable securities, and $41.3 million in long term bank deposits, totaling $139.3 million, as compared to $129.9 million at December 31, 2014. The increase in 2015 as compared to 2014 principally reflected cash provided by operating activities and cash proceeds from exercise of stock-based awards, partially offset by cash used for the acquisition of RivieraWaves and the repurchase of 508,931 shares of common stock. During 2015, we invested $83.1 million of cash in bank deposits and marketable securities with maturities up to 40 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $75.6 million. During 2014, we invested $89.9 million of cash in bank deposits and marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $102.9 million. During 2013, we invested $105.0 million of cash in bank deposits and marketable securities with maturities up to 34 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $116.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2015, 2014 and 2013. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2015.

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

Operating Activities

Cash provided by operating activities in 2015 was $19.4 million and consisted of net income of $6.3 million, adjustments for non-cash items of $7.8 million, and changes in operating assets and liabilities of $5.3 million. Adjustments for non-cash items primarily consisted of $2.4 million of depreciation and amortization of intangible assets, $4.0 million of equity-based compensation expenses, $1.1 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $4.3 million, an increase in deferred revenues of $1.1 and an increase in accrued payroll and related benefits of $1.7 million, partially offset by an increase in deferred tax assets, net, of $1.2 million and an increase in accrued interest on bank deposits of $0.3 million.

Cash provided by operating activities in 2014 was $9.1 million and consisted of net loss of $0.8 million, adjustments for non-cash items of $8.5 million, and changes in operating assets and liabilities of $1.4 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization of intangible assets, $5.0 million of equity-based compensation expenses, $1.1 million of amortization of premiums on available-for-sale marketable securities, $0.6 million of unrealized foreign exchange loss and $0.4 million of loss on realization of investment in Antcor. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $0.8 million, a decrease in accrued interest on bank deposits of $0.4 million, a decrease in deferred tax assets, net, of $2.5 million, an increase in deferred revenues of $1.0 and an increase in accrued payroll and related benefits of $0.8 million, partially offset by an increase in trade receivables of $2.4 million, a decrease in trade payables of $0.7 million and a decrease in income tax payable of $1.1 million.

Cash provided by operating activities in 2013 was $13.7 million and consisted of net income of $6.7 million, adjustments for non-cash items of $7.7 million, and changes in operating assets and liabilities of $0.7 million. Adjustments for non-cash items primarily consisted of $0.7 million of depreciation, $5.9 million of equity-based compensation expenses and $1.5 million of amortization of premiums on available-for-sale marketable securities. The slight decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in deferred tax assets, net, of $1.2 million and a decrease in accrued expenses and other payables of $0.4 million, partially offset by a decrease in trade receivables of $0.6 million and an increase of accrued payroll and related benefits of $0.6 million.

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

Investing Activities

Net cash used in investing activities in 2015 was $9.6 million, as compared to net cash used in investing activities of $0.9 million in 2014 and net cash provided by investing activities of $9.3 million in 2013. We had a cash outflow of $29.8 million with respect to investments in marketable securities and a cash inflow of $28.1 million with respect to maturity and sell of marketable securities during 2015. Included in the cash outflow during 2015 was net investment of $5.9 million in bank deposits. We had a cash outflow of $38.4 million with respect to investments in marketable securities and a cash inflow of $57.6 million with respect to maturity and sell of marketable securities during 2014 (to some extent, to finance the $13.5 million cash payment, net of cash acquired, to acquire RivieraWaves in 2014). Included in the cash outflow during 2014 was net investment of $6.2 million in bank deposits. We had a cash outflow of $64.8 million and a cash inflow of $64.2 million in respect of investments in marketable securities during 2013. Included in the cash inflow during 2013 was net proceeds of $11.7 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.2 million in 2015, $1.4 million in 2014 and $0.9 million in 2013. We had a cash inflow of $0.1 million and $1.0 million in 2015 and 2014, respectively, from the sale of our investment in Antcor. We had a cash outflow of $0.9 million in 2013 from minority investments in two private companies.

Financing Activities

Net cash used in financing activities in 2015, 2014 and 2013 was $7.0 million, $15.7 million and $17.3 million, respectively.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In 2015, we repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10.1 million. In 2014, we repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18.7 million. In 2013, we repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19.8 million. As of December 31, 2015, 491,069 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2015, 2014 and 2013, we received $6.7 million, $3.0 million and $2.5 million, respectively, from the exercise of stock-based awards.

In 2015, we paid $3.7 million of the Contingent Consideration in connection with our acquisition of RivieraWaves.

In 2015, we classified $0.1 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2015:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations—Leasehold properties	3,475	1,068	2,016	391	—
Purchase Obligations—design tools	931	931	—	—	—
Other purchase Obligations	578	578	—	—	—

Total	4,984	2,577	2,016	391	—

Operating leasehold obligations principally relate to our offices in Israel, Ireland, France, China and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2015, our income tax payable, net of withholding tax credits, included $3,076,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2015, the amount of accrued severance pay was $7,571,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, only $274,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $0.49 million, $0.57 million and $0.05 million for 2015, 2014 and 2013, respectively. The foreign exchange losses during 2015 and 2014 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2015, 2014 and 2013 , we recorded accumulated other comprehensive gain of $65,000, accumulated other comprehensive loss of $41,000 and accumulated other comprehensive loss of $210,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2015, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $8,000, which will be recorded in the consolidated statements of operations during the following three months. We recognized a net gain of $0.10 million for 2015, a net loss of $0.38 million for 2014 and a net gain of $0.52 million for 2013, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of December 31, 2015, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2015. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.66 million in 2015, $1.71 million in 2014 and $2.76 million in 2013. The slight decrease in interest income and gains and losses from marketable securities, net, for 2015 as compared to 2014 reflected lower combined cash, bank deposits and marketable securities balances held, offset by higher yields. The decrease in interest income and gains and losses from marketable securities, net, for 2014 as compared to 2013 reflected lower combined cash, bank deposits and marketable securities balances held, lower gains on sale of marketable securities and lower yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2015.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2016 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2016 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts.

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

AS OF DECEMBER 31, 2015

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

           A Member of Ernst & Young Global

Tel Aviv, Israel

March 11, 2016

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEVA. Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2014 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of CEVA, Inc. and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/KOST FORER GABBAY & KASIERER

           A Member of Ernst & Young Global

Tel Aviv, Israel

March 11, 2016

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,166	$18,909
Short-term bank deposits	37,444	30,767
Marketable securities (Note 3)	47,833	48,266
Trade receivables (net of allowance for doubtful accounts of $25 at December 31, 2015 and December 31, 2014)	8,347	4,068
Prepaid expenses and other current assets	3,982	4,017

Total current assets	113,772	106,027

Long-term assets:
Bank deposits	28,424	41,334
Severance pay fund	7,011	7,297
Deferred tax assets (Note 13)	1,263	1,628
Property and equipment, net (Note 5)	2,605	3,731
Goodwill (Note 6)	46,612	46,612
Intangible assets, net (Note 6)	5,512	4,214
Investments in other company	1,806	1,806

Total long-term assets	93,233	106,622

Total assets	$207,005	$212,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$864	$693
Deferred revenues	1,681	2,763
Accrued expenses and other payables (Note 7)	3,793	3,633
Contingent consideration (Note 2)	3,603	—
Accrued payroll and related benefits	10,054	11,894

Total current liabilities	19,995	18,983

Long-term liabilities:
Accrued severance pay	7,096	7,571
Deferred tax liabilities (Note 13)	865	—

Total long-term liabilities	7,961	7,571

Stockholders’ equity (Note 8):
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2014 and 2015; 20,252,490 and 20,529,933 shares outstanding at December 31, 2014 and 2015, respectively	20	21
Additional paid in-capital	209,426	208,744
Treasury stock at cost (3,342,670 and 3,065,227 shares of common stock at December 31, 2014 and 2015, respectively)	(54,708)	(51,798)
Accumulated other comprehensive loss (Note 10)	(436)	(419)
Retained earnings	24,747	29,547

Total stockholders’ equity	179,049	186,095

Total liabilities and stockholders’ equity	$207,005	$212,649

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenues:
Licensing and related revenue	$22,372	$28,348	$32,135
Royalties	26,528	22,460	27,364

Total revenues	48,900	50,808	59,499

Cost of revenues	5,163	5,000	5,424

Gross profit	43,737	45,808	54,075

Operating expenses:
Research and development, net	21,216	25,828	28,113
Sales and marketing	10,092	9,815	10,168
General and administrative	7,670	8,054	8,184
Amortization of intangible assets (Note 6)	—	649	1,298

Total operating expenses	38,978	44,346	47,763

Operating income	4,759	1,462	6,312
Financial income, net (Note 12)	2,714	975	1,069
Other loss (Note 1)	—	(404)	—

Income before taxes on income	7,473	2,033	7,381
Income taxes (Note 13)	788	2,852	1,114

Net income (loss)	$6,685	$(819)	$6,267

Basic net income (loss) per share	$0.30	$(0.04)	$0.31

Diluted net income (loss) per share	$0.30	$(0.04)	$0.30

Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,009	20,622	20,480

Diluted	22,465	20,622	20,989

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Year Ended December 31,
	2013	2014	2015
Net income (loss):	$6,685	$(819)	$6,267
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	65	(324)	(151)
Reclassification adjustments for (gains) losses included in net income	(379)	(6)	78

Net change	(314)	(330)	(73)

Cash flow hedges:
Changes in unrealized gains (losses)	283	(430)	177
Reclassification adjustments for (gains) losses included in net income	(515)	382	(104)

Net change	(232)	(48)	73

Other comprehensive income (loss) before tax	(546)	(378)	—
Income tax benefit related to components of other comprehensive income (loss)	(105)	(23)	(17)

Other comprehensive income (loss), net of taxes	(441)	(355)	17

Comprehensive income (loss)	$6,244	$(1,174)	$6,284

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Number of shares outstanding	Amount
Balance as of January 1, 2013	22,187,367	$22		$198,495	$(25,694)	$360	$22,885	$196,068
Net income	—	—		—	—	—	6,685	6,685
Other comprehensive loss	—	—		—	—	(441)	—	(441)
Equity-based compensation	—	—		5,920	—	—	—	5,920
Purchase of Treasury stock	(1,257,004)	(1)		—	(19,815)	—	—	(19,816)
Issuance of Treasury stock upon exercise of stock-based awards	251,367	—	(*)	—	4,504	—	(2,025)	2,479

Balance as of December 31, 2013	21,181,730	$21		$204,415	$(41,005)	$(81)	$27,545	$190,895

Net loss	—	—		—	—	—	(819)	(819)
Other comprehensive loss	—	—		—	—	(355)	—	(355)
Equity-based compensation	—	—		5,011	—	—	—	5,011
Purchase of Treasury stock	(1,227,148)	(1)		—	(18,656)	—	—	(18,657)
Issuance of Treasury stock upon exercise of stock-based awards	297,908	—	(*)	—	4,953	—	(1,979)	2,974

Balance as of December 31, 2014	20,252,490	$20		$209,426	$(54,708)	$(436)	$24,747	$179,049

Net income	—	—		—	—	—	6,267	6,267
Other comprehensive income	—	—		—	—	17	—	17
Equity-based compensation	—	—		4,015	—	—	—	4,015
Tax benefit related to exercise of stock-based awards	—	—		112	—	—	—	112
Purchase of Treasury stock	(508,931)	—		—	(10,078)	—	—	(10,078)
Issuance of Treasury stock upon exercise of stock-based awards	786,374	1		(4,809)	12,988	—	(1,467)	6,713

Balance as of December 31, 2015	20,529,933	$21		$208,744	$(51,798)	$(419)	$29,547	$186,095

Accumulated unrealized loss from available-for-sale securities, net of taxes of $66						$(427)
Accumulated unrealized gain from hedging activities, net of taxes of $1						$8

Accumulated other comprehensive loss, net as of December 31, 2015						$(419)

(*)	Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income (loss)	$6,685	$(819)	$6,267
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	670	752	1,058
Amortization of intangible assets	—	649	1,298
Equity-based compensation	5,920	5,011	4,015
Realized (gain) loss, net on sale of available-for-sale marketable securities	(379)	(6)	78
Amortization of premiums on available-for-sale marketable securities	1,504	1,121	1,111
Unrealized foreign exchange (gain) loss	(49)	604	237
Loss on realization of investment in other company	—	404	—
Changes in operating assets and liabilities:
Trade receivables	603	(2,381)	4,279
Prepaid expenses and other current assets	146	819	(136)
Accrued interest on bank deposits	(245)	351	(318)
Deferred tax, net	(1,191)	2,531	(1,213)
Trade payables	(102)	(655)	(161)
Deferred revenues	(242)	950	1,082
Accrued expenses and other payables	(394)	(188)	(158)
Accretion of contingent consideration	—	169	97
Accrued payroll and related benefits	568	800	1,679
Income taxes payable	207	(1,057)	93
Excess tax benefit from equity-based compensation	—	—	(112)
Accrued severance pay, net	6	54	184

Net cash provided by operating activities	13,707	9,109	19,380

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (Note 1)	—	(13,489)	—
Purchase of property and equipment	(894)	(1,416)	(2,184)
Investment in bank deposits	(40,190)	(51,511)	(53,328)
Proceeds from bank deposits	51,850	45,306	47,451
Investment in available-for-sale marketable securities	(64,760)	(38,413)	(29,800)
Proceeds from maturity of available-for-sale marketable securities	8,686	2,033	4,392
Proceeds from sale of available-for-sale marketable securities	55,514	55,566	23,713
Investments in other companies	(934)	—	—
Proceeds from realization of investment in other company	—	1,032	111

Net cash provided by (used in) investing activities	9,272	(892)	(9,645)

Cash flows from financing activities:
Payment of contingent consideration (Note 1)	—	—	(3,700)
Purchase of Treasury Stock	(19,816)	(18,657)	(10,078)
Proceeds from exercise of stock-based awards	2,479	2,974	6,713
Excess tax benefit from equity-based compensation	—	—	112

Net cash used in financing activities	(17,337)	(15,683)	(6,953)

Effect of exchange rate changes on cash and cash equivalents	53	(485)	(39)
Increase (decrease) in cash and cash equivalents	5,695	(7,951)	2,743
Cash and cash equivalents at the beginning of the year	18,422	24,117	16,166

Cash and cash equivalents at the end of the year	$24,117	$16,166	$18,909

Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net of refunds	$1,851	$1,276	$2,185

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

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for vision, imaging, audio and voice, and communications technologies, including wireless and wired modems, Wi-Fi, Bluetooth, and Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.88%, 1.58% and 1.51% during 2013, 2014 and 2015, respectively.

Marketable securities:

Marketable securities consist mainly of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that the Company will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of operations and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2013, 2014 and 2015.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.14%, 1.74% and 1.82% during 2013, 2014 and 2015, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers, software and equipment	10-33
Office furniture and equipment	7-33
Leasehold improvements	10-25
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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2013, 2014 and 2015.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

There is a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years in the period ended December 31, 2015, no impairment of goodwill has been identified.

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from one and a half to five and a half years.

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2014 and 2015.

Investments in other company:

The Company’s investment in one private company, in which it holds minority equity interests, is presented at cost because the Company does not have significant influence over the underlying investee. The investment is reviewed periodically to determine if its value has been impaired and adjustments are recorded as necessary. During the years ended December 31, 2013, 2014 and 2015, no impairment loss was identified.

During 2014 and 2015, the Company received consideration of 774 Euro (approximately $1,032) and 99 Euro (approximately $111), respectively, when one of its private companies, Antcor Advanced Network Technologies S.A. (“Antcor”), a company in which the Company had a minority investment, was acquired. Pursuant to the acquisition agreement, the Company may receive additional proceeds from the buyer within five years after closing of the acquisition based on achievement of certain performance and other milestones by Antcor. During the year ended December 31, 2014, the Company recorded a loss of $404 from the sale of its investment in Antcor.

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

The Company recorded grants in the amounts of $3,304, $4,586 and $4,997 for the years ended December 31, 2013, 2014 and 2015, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Office of the Chief Scientist of Israel in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the Office of the Chief Scientist of Israel may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company’s French subsidiaries (RivieraWaves and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction to “Research and development expenses” in the consolidated statements of operations. During the year ended December 31, 2014 and 2015, the Company recorded CIR in the amount of $675 and $1,414, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Total contributions for the years ended December 31, 2013, 2014 and 2015 were $338, $561 and $733, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2013, 2014 and 2015, were $1,014, $1,113 and $1,285, respectively.

Equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

The Company estimates the fair value of options and stock appreciation right (“SAR”) awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of income. The Company recognizes compensation expenses for the value of its options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures and the rate is adjusted to reflect changes in facts and circumstances, if any. Estimated forfeiture rate will be revised if actual forfeitures differ from the initial estimates.

The Company recognizes compensation expenses for the value of its restricted stock unit (“RSU”) awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant.

The Company uses the Monte-Carlo simulation model for options and SARs granted. The Monte-Carlo simulation model uses the assumptions noted below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of the Company’s employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2013	2014	2015
Expected dividend yield	0%	0%	0%
Expected volatility	38%-54%	33%-52%	33%-49%
Risk-free interest rate	0.1%-2.5%	0.1%-2.5%	0.2%-2.4%
Expected forfeiture (employees)	10%	10%	10%
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	10 years	10 years	10 years
Suboptimal exercise multiple (employees)	2.1	2.1	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2013	2014	2015
Expected dividend yield	0%	0%	0%
Expected volatility	34%-53%	29%-52%	35%-36%
Risk-free interest rate	0.1%-0.2%	0.1%-0.2%	0.1%-0.3%
Expected forfeiture	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months

During the years ended December 31, 2013, 2014 and 2015, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2013	2014	2015
Cost of revenue	$312	$193	$155
Research and development, net	2,014	2,027	1,838
Sales and marketing	1,311	909	568
General and administrative	2,283	1,882	1,454

Total equity-based compensation expense	$5,920	$5,011	$4,015

As of December 31, 2015, there was $2,242 of unrecognized compensation expense related to unvested stock options, SARs and employee stock purchase plan . This amount is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2015, there was $3,475 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2013, 2014 and 2015, the Company classified $0, $0 and $112, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Fair value of financial instruments:

The carrying amount of cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 4 for more information.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company has the ability to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2015, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2015. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company’s trade receivables are geographically diverse and are derived from sales to OEMs, mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $25 as of both December 31, 2014 and 2015.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2014 and 2015, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,200 and $3,200, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of operations as incurred. Advertising expenses for the years ended December 31, 2013, 2014 and 2015 were $660, $792 and $928, respectively.

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

In 2015, the Company identified an incorrect classification with respect to reissuance of treasury shares upon exercise of stock options granted previously to the Company’s employees and non-employee directors. As a result, the Company revised its retained earnings and additional paid in capital for periods beginning in 2012 through 2014 in the cumulative amount of $2,178. The Company evaluated the materiality of the adjustment quantitatively and qualitatively and concluded it was not material to any of the prior periods presented and that correction of retained earnings and additional paid in capital as an out of period adjustment in 2015 would not be material to the Company’s consolidated financial statements for the year ended December 31, 2015. Consolidated net income and total shareholders’ equity for the year ended December 31, 2015 were not impacted.

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

	Year ended December 31,
	2013	2014	2015
Numerator:
Net income (loss)	$6,685	$(819)	$6,267
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,009	20,622	20,480
Effect of stock options, stock appreciation rights and restricted stock units	456	—	509

Diluted weighted-average common stock outstanding	22,465	20,622	20,989

Basic net income (loss) per share	$0.30	$(0.04)	$0.31

Diluted net income (loss) per share	$0.30	$(0.04)	$0.30

The weighted-average number of shares related to outstanding options, SARs and RSUs excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 820,631 shares for the year ended December 31, 2015. The total number of shares related to the outstanding options excluded from the

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

calculation of diluted net loss per share was 3,316,380 for the year ended December 31, 2014. The weighted-average number of shares related to outstanding options and SARs excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 1,732,154 shares for the year ended December 31, 2013.

Recently Issued and Adopted Accounting Pronouncement:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, although early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November, 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior years have been retrospectively adjusted.

As a result of the adoption of ASU 2015-17, the Company made the following adjustments to the 2014 balance sheet: a $1,868 decrease to current deferred tax assets, a $864 increase to noncurrent deferred tax asset, a $464 decrease to current deferred tax liability and a $540 decrease to noncurrent deferred tax liability.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company is in the process of evaluating this guidance to determine the impact it will have on its financial statements.

NOTE 2: ACQUISITION OF RIVIERAWAVES

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid on the Closing Date and the remaining amount of $3,700 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). The Contingent Consideration was recognized as a liability at fair value. As of December 31, 2014, the fair value of the Contingent Consideration was estimated to be $3,603. Accretion of the Contingent Consideration liability was included in financial income, net. During 2015, the Company fully paid the Contingent Consideration.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In addition, the Company incurred acquisition-related costs in an amount of $310, which were included in general and administrative expenses for the year ended December 31, 2014.

The acquisition was accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of RivieraWaves acquired in the acquisition, based on their fair values on the Closing Date.

The results of operations of RivieraWaves are included in the Company’s consolidated financial statements as of the Closing Date. The primary rationale for this acquisition was to further expand CEVA’s non-cellular baseband business into advanced technology offerings in connectivity, including Wi-Fi and Bluetooth IP. The goodwill is primarily attributable to expected synergies resulting from the acquisition.

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semiannual basis for a period of two years after the Closing Date. During 2015, the Company paid $971 of the employee retention plan.

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

Fair value
Core technologies (1)	$5,796
Customer relationships (2)	272
Customer backlog (3)	93

Total intangible assets	$6,161

(1)	Core technologies represent a combination of RivieraWaves’ processes and trade secrets related to the design and development of its products. This proprietary know-how can be leveraged to develop new technology and improve the Company’s products and is amortized using the straight line method.
(2)	Customer relationships represent the underlying relationships and agreements with RivieraWaves’ installed customer base and are amortized using the straight line method.
(3)	Customer backlog represents an order or production backlog arises from contracts or sales orders and are amortized using the straight line method.

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2014 and 2015:

	As at December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	9,257	1	(50)	9,208

	9,258	1	(50)	9,209
Available-for-sale—matures after one year through three years:
Corporate bonds	39,501	—	(444)	39,057

	39,501	—	(444)	39,057
Total	$48,759	$1	$(494)	$48,266

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

	As at December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$5,443	$—	$(46)	$5,397

	5,443	—	(46)	5,397
Available-for-sale—matures after one year through three years:
Certificate of deposits	1,975	—	—	1,975
Corporate bonds	40,835	9	(383)	40,461

	42,810	9	(383)	42,436
Total	$48,253	$9	$(429)	$47,833

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2015	$32,695	$(389)	$14,488	$(105)
As of December 31, 2014	$34,152	$(313)	$9,469	$(116)

As of December 31, 2014 and 2015, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2013	2014	2015
Gross realized gains from sale of available-for-sale marketable securities	$400	$99	$4
Gross realized losses from sale of available-for-sale marketable securities	$(21)	$(93)	$(82)

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

Description	December 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	—	$1	—
Corporate bonds	$48,265	—	$48,265	—
Foreign exchange contracts	9	—	9	—

Description	December 31, 2014	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1,975	—	$1,975	—
Corporate bonds	$45,858	—	$45,858	—
Liabilities:
Foreign exchange contracts	64	—	64	—
Contingent consideration	3,603	—	—	3,603

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The table below presents the changes in Level 3 Contingent Consideration liability measured on a recurring basis and related to the acquisition of RivieraWaves:

Balance at July 4, 2014	$3,434
Accretion	169

Balance at December 31, 2014	3,603
Accretion	97
Payment	(3,700)

Balance at December 31, 2015	—

NOTE 5: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2014	2015
Cost:
Computers, software and equipment	$12,180	$13,503
Office furniture and equipment	633	759
Leasehold improvements	1,130	1,865

	13,943	16,127
Less—Accumulated depreciation	(11,338)	(12,396)

Property and equipment, net	$2,605	$3,731

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

(a) Goodwill:

Changes in goodwill are as follows:

	2014	2015
Balance as of January 1,	$36,498	$46,612
Acquisition	10,114	—

Balance as of December 31,	$46,612	$46,612

(b) Intangible assets:

		Year ended December 31, 2014			Year ended December 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets—amortizable:
Customer relationships	4.5	272	30	242	272	91	181
Customer backlog	1.5	93	31	62	93	93	—
Core technologies	5.1	5,796	588	5,208	5,796	1,763	4,033

Total intangible assets		$6,161	$649	$5,512	$6,161	$1,947	$4,214

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2016	$1,236
2017	1,236
2018	901
2019	841

$4,214

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2014	2015
Engineering accruals	862	807
Professional fees	622	642
Government grants	201	288
Income taxes payable, net	739	830
Other	1,369	1,066

	$3,793	$3,633

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, the Company’s Board of Directors authorized the repurchase by the Company of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2015, 491,069 shares of common stock remained authorized for repurchase under to the Company’s share repurchase program.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In 2013, the Company repurchased 1,257,004 shares of common stock at an average purchase price of $15.76 per share for an aggregate purchase price of $19,816. In 2014, the Company repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18,657. In 2015, the Company repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10,078.

d. Employee and non-employee stock plans:

The Company grants a mix of stock options, SARs capped with a ceiling and RSUs to employees and non-employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made in 2014 and 2015). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. RSUs granted to employees under stock incentive plans vest as to 1/3 on each anniversary of the grant date. RSUs granted to non-employee directors under stock incentive plans vest fully one year after the grant date.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2015, is as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	3,316,380	$16.50
Granted (1)	200,500	20.18
Exercised	(905,116)	11.91
Forfeited or expired	(205,309)	20.99

Outstanding at the end of the year (2)	2,406,455	$18.15	4.4	$13,942,939

Vested or expected to vest as of December 31	2,343,032	$18.18	4.4	$13,530,902

Exercisable as of December 31 (3)	1,562,042	$18.83	3.5	$8,428,814

(1)	Includes 134,500 SAR units which are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,107,339 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,412,528 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the years ended December 31, 2013, 2014 and 2015 was $7.2, $6.1 and $7.8 per share, respectively. The total intrinsic value of options and SARs exercised during the years ended December 31, 2013, 2014 and 2015 was $1,336, $1,372 and $8,960, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company and its subsidiaries which were outstanding as of December 31, 2015 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price(range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
6.99-9.78	113,857	0.4	$8.29	113,857	0.4	$8.29
11.58-15.54	789,547	4.7	$14.74	461,108	3.7	$14.66
16.08-19.59	875,485	5.6	$17.30	421,553	5.3	$16.95
19.83-32.34	627,566	3.1	$25.40	565,524	2.8	$25.76

	2,406,455	4.4	$18.15	1,562,042	3.5	$18.83

A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s RSU activities and related information for the year ended December 31, 2015, is as follows:

	Number of RSUs	Weighted average Grant-Date fair value
Unvested as at the beginning of the year	—	$—
Granted	245,000	19.89
Vested	—	—
Forfeited	(11,000)	19.83

Unvested at the end of the year	234,000	$19.89

Expected to vest after December 31, 2015	217,200	$19.88

Stock Plans

As of December 31, 2015, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2015, options, SARs and RSUs to purchase 878,798 shares of common stock were available for grant under the Stock Plans.

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

The 2011 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, RSUs, dividend equivalent rights and stock appreciation rights. Officers, employees, directors, outside consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2011 Plan. Under current U.S. tax laws, incentive stock options may only be granted to employees. The 2011 Plan permits the Company’s Board of Directors or a committee thereof to determine how grantees may pay the exercise or purchase price of their awards.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan. In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all directors of the Company consisting of a mix of stock options granted under the 2003 Plan and RSUs granted under the 2011 Plan. For 2015, the directors of the Company received in the aggregate 66,000 stock options and 33,000 RSUs.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,500,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2015, 313,410 shares of common stock were available for future issuance under the ESPP.

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

NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2014	2015
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$9

Total	$—	$9

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$52	$—
Foreign exchange forward contracts	12	—

Total	$64	$—

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

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2013	2014	2015
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$108	$(389)	$83
Foreign exchange forward contracts	175	(41)	94

	$283	$(430)	$177

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2013	2014	2015
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(266)	$337	$(31)
Foreign exchange forward contracts	(249)	45	(73)

	$(515)	$382	$(104)

The Company recorded in cost of revenues and operating expenses, a net gain of $515, a net loss of $382 and a net gain of $104 during the years ended December 31, 2013, 2014 and 2015, respectively, related to its Hedging Contracts. In addition, the Company recorded in financial income, net, a net gain of $112 during the year ended December 31, 2013, related to derivatives not qualified as hedging instruments. There were no derivatives not qualified as hedging instruments during 2014 and 2015.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

Year ended December 31, 2015	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)
Other comprehensive income (loss) before reclassifications	(118)	158	40
Amounts reclassified from accumulated other comprehensive income (loss)	70	(93)	(23)

Net current period other comprehensive income (loss)	(48)	65	17

Ending balance	$(427)	$8	$(419)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Year ended December 31, 2014	Unrealized gains(losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(65)	$(16)	$(81)
Other comprehensive loss before reclassifications	(311)	(387)	(698)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	346	343

Net current period other comprehensive loss	(314)	(41)	(355)

Ending balance	$(379)	$(57)	$(436)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statements of Operations
	Year ended December 31,
	2013	2014	2015
Unrealized gains (losses) on cash flow hedges	$13	$(17)	$—	Cost of revenues
	432	(305)	91	Research and development
	27	(34)	5	Sales and marketing
	43	(26)	8	General and administrative

	515	(382)	104	Total, before income taxes
	54	(36)	11	Income tax expense (benefit)

	461	(346)	93	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	379	6	(78)	Financial income, net
	108	3	(8)	Income tax expense (benefit)

	271	3	(70)	Total, net of income taxes
	$732	$(343)	$23	Total, net of income taxes

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

	Year ended December 31,
	2013		2014		2015
Revenues based on customer location:
United States	$6,067		$11,671		$9,737
Europe, Middle East (1)	13,384		5,655		7,064
Asia Pacific (2)(3)	29,449		33,482		42,698

	$48,900		$50,808		$59,499

(1) Germany	$5,543		*	)	*	)
(2) China	$20,472		$20,568		$29,982
(3) S. Korea	*	)	*	)	$6,173
*) Less than 10%

	2014	2015
Long-lived assets by geographic region:
Israel	2,219	3,090
France	328	279
United States	10	331
Other	48	31

	$2,605	$3,731

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2013	2014		2015
Customer A	28%	25%		31%
Customer B	11%	*	)	*	)

*)	Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2013	2014	2015
DSP products (DSP Cores and Platforms)	93%	87%	82%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	7%	13%	18%

NOTE 12: SELECTED STATEMENTS OF OPERATIONS DATA

Financial income, net:

	Year ended December 31,
	2013	2014	2015
Interest income	$3,884	$2,824	$2,845
Gain (loss) on available-for-sale marketable securities, net	379	6	(78)
Amortization of premium on available-for-sale marketable securities, net	(1,504)	(1,121)	(1,111)
Foreign exchange loss, net	(45)	(565)	(490)
Accretion of Contingent Consideration	—	(169)	(97)

	$2,714	$975	$1,069

NOTE 13: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2015, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2010 and subsequent years.

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

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 26.5% in 2015, 26.5% in 2014 and 25% in 2013.

On January 4, 2016, the Israeli Parliament (the Knesset) passed a law to reduce the Israeli corporate tax rate from 26.5% to 25% commencing on January 1, 2016.

The Israeli subsidiary elected to compute taxable income in accordance with Income Tax Regulations (Rules for Accounting for Foreign Investors Companies and Certain Partnerships and Setting their Taxable Income), 1986. Accordingly, the taxable income or loss is calculated in U.S. dollars. Applying these regulations reduces the effect of the foreign exchange rate (of NIS against the U.S. dollar) on the Company’s Israeli taxable income.

As of December 31, 2015, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2011 and subsequent years.

3. French Subsidiaries

The French operating subsidiaries qualified for a 33.33% tax rate on its profits. As of December 31, 2015, the open tax years, subject to review by the applicable taxing authorities for the French subsidiaries, are 2013 and subsequent years.

b. Taxes on income comprised of:

	Year ended December 31,
	2013	2014	2015
Domestic taxes:
Current	$(37)	$7	$115
Deferred	(1,127)	2,987	—
Foreign taxes:
Current	2,016	314	2,212
Deferred	(64)	(456)	(1,213)

	$788	$2,852	$1,114

Income (loss) before taxes on income:
Domestic	$(4,315)	$(2,379)	$(3,360)
Foreign	11,788	4,412	10,741

	$7,473	$2,033	$7,381

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2013	2014	2015
Income before taxes on income	$7,473	$2,033	$7,381

Theoretical tax at U.S. statutory rate	2,541	691	2,510
Foreign income taxes at rates other than U.S. rate	(1,057)	(489)	(958)
Approved and benefited enterprises benefits (*)	(1,553)	(785)	(1,653)
Subpart F	633	394	434
Non-deductible items	433	723	349
Non-taxable items	—	(230)	(481)
Decrease in uncertain tax position	(73)	(920)	—
Changes in valuation allowance	(111)	3,356	839
Other, net	(25)	112	74

Taxes on income	$788	$2,852	$1,114

(*) Basic and diluted earnings per share amounts of the benefit resulting from the “Approved Enterprise” and “Benefited Enterprise” status	$0.07	$0.04	$0.08

d. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2014	2015
Deferred tax assets
Operating loss carryforward	$8,933	$9,066
Accrued expenses	706	1,165
Temporary differences related to R&D expenses	922	1,052
Equity-based compensation	2,563	2,625
Tax credit carry forward	800	875
Other	273	529

Total gross deferred tax assets	14,197	15,312
Valuation allowance	(11,930)	(12,740)

Net deferred tax assets	$2,267	$2,572

Deferred tax liabilities
Intangible assets	$1,843	$915
Other	26	29

Total deferred tax liabilities	$1,869	$944

Net deferred tax assets (*)	$398	$1,628

(*)	Net deferred taxes for the years ended December 31, 2014 and 2015 are all from foreign jurisdictions.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Changes in valuation allowances on deferred tax assets result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The net change in the valuation allowance primarily reflects an increase in deferred tax assets on net operating and other temporary differences for which full valuation allowance is recorded.

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

e. Uncertain tax positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2014	2015
Beginning of year	$3,563	$2,859
Additions for current year tax positions	216	217
Decrease as a result of a lapse of applicable statute of limitations	(920)	—

Balance at December 31	$2,859	$3,076

As of December 31, 2014 and 2015, there were $2,859 and $3,076, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. As of December 31, 2014 and 2015, the Company had accrued interest related to unrecognized tax benefits of $39 and $54, respectively. The Company did not accrue penalties during the years ended December 31, 2014 and 2015.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which are difficult to estimate.

f. Tax loss carryforwards:

As of December 31, 2015, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $7,020, which are available to offset future federal taxable income. Of that amount, $5,750 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2030.

As of December 31, 2015, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $6,913, which are available to offset future California taxable income. Of

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

that amount, $4,512 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2016.

As of December 31, 2015, CEVA’s Irish subsidiary had foreign operating losses of approximately $62,837, which are available to offset future taxable income indefinitely. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future. As of December 31, 2015, CEVA’s French subsidiaries had foreign operating losses of approximately $1,438, which are available to offset future taxable income indefinitely.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2011.

NOTE 14: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, served as a partner of Morrison & Foerster LLP, the Company’s outside legal counsel, until December 31, 2014. Fees attributed to Morrison & Foerster LLP during the years ended December 31, 2013 and 2014 were $279 and $275, respectively. There were no related party transactions during the year ended December 31, 2015.

NOTE 15: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2015, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2013, 2014 and 2015, were $839, $955 and $1,394, respectively.

As of December 31, 2015, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2016	$1,068	$931	$578	$2,577
2017	1,111	—	—	1,111
2018	905	—	—	905
2019	211	—	—	211
2020	180	—	—	180

	$3,475	$931	$578	$4,984

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2015, the Company had obtained grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the OCS grants included in cost of revenues for the years ended December 31, 2013, 2014 and 2015 amounted to $147, $300 and $482, respectively. As of December 31, 2015, the aggregate contingent liability to the OCS (including interest) amounted to $15,135.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 11, 2016

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

Signature	Title	Date

/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 11, 2016

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 11, 2016

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 11, 2016

/S/ ZVI LIMON Zvi Limon	Director	March 11, 2016

/S/ BRUCE MANN Bruce Mann	Director	March 11, 2016

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 11, 2016

/S/ LOUIS SILVER Louis Silver	Director	March 11, 2016

CEVA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2015
Allowance for doubtful accounts	$25	$—	$—	$25

Year ended December 31, 2014
Allowance for doubtful accounts	$—	$25	$—	$25

Year ended December 31, 2013
Allowance for doubtful accounts	$9	$—	$9	$—

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Fourth Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(18)†	CEVA, Inc. 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10(17)†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	CEVA, Inc. 2011 Stock Incentive Plan

10.25(14)†	2015 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2015 (portions of this exhibit is redacted).

10.25(15)†	2015 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2015 (portions of this exhibit is redacted).

10.25(16)†	2016 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2015 (portions of this exhibit is redacted).

Exhibit Number	Description

10.26†*	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.27†*	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.28†*	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.29†*	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.30†*	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.31†*	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.32†*	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on April 29, 2014, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
(14)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015, and incorporated hereby by reference.
(15)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015, and incorporated hereby by reference.
(16)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2016, and incorporated hereby by reference.
(17)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2015, and incorporated hereby by reference.
(18)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.