Form 10-Q
period 2016-03-31
CEVA INC
filed 2016-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,440,182 shares of common stock, $0.001 par value, as of May 3, 2016.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for smart, connected devices continues to progress;

•	Our belief that our market share in LTE will continue to grow;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones;

•	Our belief that the acquisition of RivieraWaves allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that we will continue to experience in 2016, similar to 2015, a strong licensing environment; and that our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target market;

•	Our belief that our intelligent audio processing IP required for IoT applications offers an additional growth segment for the company;

•	Our belief that our competitive edge in software-defined radio technology and the inherent low cost and power performance balance of our technologies put us in a strong position to capitalize on market adoption of such technologies and address multiple market sectors;

•	Our belief that our vision processing IP offers another growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automative applications;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$11,315	$18,909
Short term bank deposits	40,613	30,767
Marketable securities	54,291	48,266
Trade receivables, net	6,709	4,068
Prepaid expenses and other current assets	2,935	4,017

Total current assets	115,863	106,027

Long term bank deposits	30,746	41,334
Severance pay fund	7,678	7,297
Deferred tax assets	1,928	1,628
Property and equipment, net	3,844	3,731
Goodwill	46,612	46,612
Intangible assets, net	3,905	4,214
Other long-term assets	3,642	1,806

Total long-term assets	98,355	106,622

Total assets	$214,218	$212,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,423	$693
Deferred revenues	1,429	2,763
Accrued expenses and other payables	4,410	3,633
Accrued payroll and related benefits	11,516	11,894

Total current liabilities	18,778	18,983

Long term liabilities:
Accrued severance pay	8,168	7,571

Total long-term liabilities	8,168	7,571

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2016 and December 31, 2015. 20,434,620 and 20,529,933 shares outstanding at March 31, 2016 and December 31, 2015, respectively	20	21
Additional paid in-capital	209,886	208,744
Treasury stock at cost (3,160,540 and 3,065,227 shares of common stock at March 31, 2016 and December 31, 2015, respectively)	(53,783)	(51,798)
Accumulated other comprehensive loss	(11)	(419)
Retained earnings	31,160	29,547

Total stockholders’ equity	187,272	186,095

Total liabilities and stockholders’ equity	$214,218	$212,649

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2016	2015
Revenues:
Licensing and related revenue	$8,650	$7,839
Royalties	7,858	5,995

Total revenues	16,508	13,834
Cost of revenues	1,628	1,185

Gross profit	14,880	12,649
Operating expenses:
Research and development, net	7,914	7,363
Sales and marketing	2,845	2,426
General and administrative	1,990	1,972
Amortization of intangible assets	309	325

Total operating expenses	13,058	12,086

Operating income	1,822	563
Financial income (loss), net	441	(27)

Income before taxes on income	2,263	536
Income taxes	463	50

Net income	$1,800	$486

Basic and diluted net income per share	$0.09	$0.02

Weighted-average shares used to compute net income per share (in thousands):
Basic	20,520	20,418

Diluted	20,926	20,958

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2016	2015

Net income:	$1,800	$486
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains	223	162
Reclassification adjustments for losses included in net income	30	13

Net change	253	175

Cash flow hedges:
Changes in unrealized gains (losses)	235	(110)
Reclassification adjustments for (gains) losses included in net income	(25)	73

Net change	210	(37)

Other comprehensive income before tax	463	138
Income tax expense related to components of other comprehensive income	55	13

Other comprehensive income, net of taxes	408	125

Comprehensive income	$2,208	$611

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,800	$486
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	298	255
Amortization of intangible assets	309	325
Equity-based compensation	1,474	849
Realized loss, net on sale of available-for-sale marketable securities	30	13
Amortization of premiums on available-for-sale marketable securities	249	280
Unrealized foreign exchange (gain) loss	(6)	185
Changes in operating assets and liabilities:
Trade receivables	(2,637)	(3,029)
Prepaid expenses and other assets	(462)	(1,549)
Accrued interest on bank deposits	(272)	30
Deferred tax, net	(355)	(547)
Trade payables	716	428
Deferred revenues	(1,334)	397
Accrued expenses and other payables	293	(277)
Accretion of contingent consideration	—	48
Accrued payroll and related benefits	(540)	1,195
Income taxes payable	467	36
Accrued severance pay, net	206	203

Net cash provided by (used in) operating activities	236	(672)

Cash flows from investing activities:
Purchase of property and equipment	(411)	(377)
Investment in bank deposits	—	(22,095)
Proceeds from bank deposits	1,113	21,660
Investment in available-for-sale marketable securities	(15,434)	(3,363)
Proceeds from maturity of available-for-sale marketable securities	2,975	350
Proceeds from sale of available-for-sale marketable securities	6,408	2,783

Net cash used in investing activities	(5,349)	(1,042)

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	—	(2,700)
Purchase of treasury stock	(3,417)	(1,917)
Proceeds from exercise of stock-based awards	912	4,152

Net cash used in financing activities	(2,505)	(465)
Effect of exchange rate changes on cash and cash equivalents	24	6

Decrease in cash and cash equivalents	(7,594)	(2,173)
Cash and cash equivalents at the beginning of the period	18,909	16,166

Cash and cash equivalents at the end of the period	$11,315	$13,993

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$311	$548

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for vision, imaging, audio and voice, and communications technologies, including wireless baseband and wired modems, Wi-Fi, Bluetooth, and Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, payable on a semi-annual basis for a period of two years after the Closing Date. As of March 31, 2016, the Company paid $1,934 of the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2016 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	6,084	—	(19)	6,065

	6,085	—	(19)	6,066

Available-for-sale - matures after one year through three years:
Government bonds	501	—	(1)	500
Corporate bonds	47,945	40	(260)	47,725

	48,446	40	(261)	48,225

Total	$54,531	$40	$(280)	$54,291

	December 31, 2015 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale - matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	9,257	1	(50)	9,208

	9,258	1	(50)	9,209
Available-for-sale - matures after one year through three years:
Corporate bonds	39,501	—	(444)	39,057

	39,501	—	(444)	39,057

Total	$48,759	$1	$(494)	$48,266

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2016	$31,619	$(228)	$9,189	$(52)
As of December 31, 2015	$32,695	$(389)	$14,488	$(105)

As of March 31, 2016 and December 31, 2015, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$1
Gross realized losses from sale of available-for-sale marketable securities	$(30)	$(14)

NOTE 5:	FAIR VALUE MEASUREMENT

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

Description	March 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Government bonds	500	—	500	—
Corporate bonds	53,790	—	53,790	—
Foreign exchange contracts	219	—	219	—

Description	December 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Corporate bonds	48,265	—	48,265	—
Foreign exchange contracts	9	—	9	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$1,760	$1,961
Europe and Middle East	2,474	1,445
Asia Pacific (1) (2)	12,274	10,428

	$16,508	$13,834

(1) China	$8,892	$7,478
(2) S. Korea	$2,703	$	*)

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Customer A	24%	25%
Customer B	17%		*)
Customer C	16%		*)
Customer D	—	14%

*)	Less than 10%

NOTE 7:	NET INCOME PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Numerator:
Net income	$1,800	$486

Denominator (in thousands):
Basic weighted-average common stock outstanding	20,520	20,418
Effect of stock -based awards	406	540

Diluted weighted average common stock outstanding	20,926	20,958

Basic and diluted net income per share	$0.09	$0.02

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The weighted average number of shares related to outstanding stock-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 755,182 and 825,296 shares for the three months ended March 31, 2016 and 2015, respectively.

NOTE 8:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2016, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2015	2,406,455	$18.15
Granted	—	—
Exercised	(31,263)	10.29
Forfeited or expired	(18,872)	17.41

Outstanding as of March 31, 2016 (2)	2,356,320	$18.26	4.2	$11,897,435

Exercisable as of March 31, 2015 (3)	1,619,955	$18.84	3.4	$7,773,094

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 2,064,112 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,450,567 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2016, there was $1,661 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers and non-employee directors of the Company, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. A summary of the Company’s RSU activities and related information for the three months ended March 31, 2016, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	234,000	$19.89
Granted	310,500	20.33
Vested	—	—
Forfeited or expired	(1,000)	20.33

Unvested as of March 31, 2016	543,500	$20.14

Expected to vest after March 31, 2016	500,920	$20.14

As of March 31, 2016, there was $8,460 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.8 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Cost of revenue	$60	$35
Research and development, net	646	391
Sales and marketing	247	79
General and administrative	521	344

Total equity-based compensation expense	$1,474	$849

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

Three months ended March 31, 2015
(unaudited)

Expected dividend yield	0%
Expected volatility	33%-49%
Risk-free interest rate	0.2%-1.6%
Expected forfeiture (employees)	10%
Contractual term of up to	7 Years
Suboptimal exercise multiple (employees)	2.1

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Expected dividend yield	0%	0%
Expected volatility	36%-57%	36%
Risk-free interest rate	0.3%-0.5%	0.1%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

NOTE 9:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2016 and December 31, 2015, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,650 and $3,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$122	$—
Foreign exchange forward contracts	97	9

Total	$219	$9

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” on the Company’s interim condensed consolidated balance sheets.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$122	$(76)
Foreign exchange forward contracts	113	(34)

	$235	$(110)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$51
Foreign exchange forward contracts	(25)	22

	$(25)	$73

The Company recorded in cost of revenues and operating expenses a net gain of $25 and a net loss of $73 during the three months ended March 31, 2016 and 2015, respectively, related to its Hedging Contracts.

NOTE 10:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

Three months ended March 31, 2016	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(427)	$8	$(419)
Other comprehensive income before reclassifications	194	211	405
Amounts reclassified from accumulated other comprehensive income (loss)	25	(22)	3

Net current period other comprehensive income	219	189	408

Ending balance	$(208)	$197	$(11)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Three months ended March 31, 2015	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)
Other comprehensive income (loss) before reclassifications	145	(98)	47
Amounts reclassified from accumulated other comprehensive income (loss)	13	65	78

Net current period other comprehensive income (loss)	158	(33)	125

Ending balance	$(221)	$(90)	$(311)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$—	$(1)	Cost of revenues
	21	(62)	Research and development
	2	(5)	Sales and marketing
	2	(5)	General and administrative

	25	(73)	Total, before income taxes
	3	(8)	Income tax expense (benefit)

	22	(65)	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(30)	(13)	Financial income (loss), net
	(5)	—	Income tax expense (benefit)

	(25)	(13)	Total, net of income taxes

	$(3)	$(78)	Total, net of income taxes

NOTE 11:	SHARE REPURCHASE PROGRAM

During the first quarter of 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. During the first quarter of 2015, the Company repurchased 93,903 shares of common stock at an average purchase price of $20.41 per share for an aggregate purchase price of $1,917. As of March 31, 2016, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, although early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company is in the process of evaluating this guidance to determine the impact it will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying promised goods or services from a principal and agent perspective. The Company will adopt the standard effective January 1, 2018. The Company is continuing to evaluate the full effect that ASU 2014-09 and related subsequent updates will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures and will adopt the standard effective January 1, 2017.

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

CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, computer vision and computational photography and vision for any camera-enabled devices, as well as audio/voice and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (Smart and Smart Ready), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three handsets sold worldwide is powered by CEVA. To date, more than 7 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many of leading handset OEMs in the world today, including, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 30% of the worldwide shipment volume in 2015.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at the closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During 2015, we fully paid the Contingent Consideration. In addition, in connection with the acquisition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3,400,000, payable on a semi-annual basis for a period of two years after the closing of the acquisition. As of March 31, 2016, we paid $1,934,000 of the employee retention plan expenses.

We believe the adoption of our signal processing IP cores and software for smart, connected devices continues to progress. Devices for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, industrial and medical. During the first quarter of 2016, we concluded eleven licensing deals, three of which were for our imaging and vision DSP, five for our connectivity IPs and three for our other DSP cores, platforms and software. These customers will incorporate our technology into vision processors in smartphones, advanced audio for wireless speakers and sound bars and low power Bluetooth connectivity for hearing aid headsets and a variety of IoT devices.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, in the first quarter of 2016, we reported thirty five million LTE chipsets shipped, which represents half of the entire 2015 LTE shipments in a single quarter. We anticipate our market share will continue to grow. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•	Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in the baseband market, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of Bluetooth and Wi-Fi connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 34 million Bluetooth chips shipped in the fourth quarter of 2015 by our customers, up 52% year-over-year.

•	The market potential for intelligent audio processing required for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor provides a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 20 licensing agreements for our imaging and vision DSPs across these markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $16.5 million for the first quarter of 2016, representing an increase of 19%, as compared to the corresponding period in 2015.

Five largest customers accounted for 65% of our total revenues for the first quarter of 2016, as compared to 55% for the comparable period in 2015. Three customers accounted for 24%, 17% and 16% of our total revenues for the first quarter of 2016, as compared to two customers that accounted for 25% and 14% of our total revenues for the first quarter of 2015. Sales to Spreadtrum represented 24% and 25% of our total revenues for the first quarter of 2016 and 2015, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2016 and 2015, and collectively represented 83% and 69% of our total royalty revenues for the first quarter of 2016 and 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	First Quarter 2016	First Quarter 2015
DSP products (DSP cores and platforms):
Baseband for handset and for other devices	69%	64%
Other non-baseband (audio, imaging and vision)	21%	16%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	10%	20%

We expect to continue to generate a significant portion of our revenues for 2016 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $8.6 million for the first quarter of 2016, representing an increase of 10%, as compared to the corresponding period in 2015. The increase in licensing and related revenues for the first quarter of 2016 reflected higher revenues from both handset and non-handset baseband markets and applications. Overall, we continue to experience in 2016, similar to 2015, a strong licensing environment for our products.

Licensing and related revenues accounted for 52% of our total revenues for the first quarter of 2016, compared to 57% for the comparable period of 2015. During the first quarter of 2016, we concluded 11 new licensing deals. Of the 11 new licensing deals signed during the quarter, three were with a first time customer, and ten were for non-handset baseband applications. Six such deals were for CEVA DSP cores, platforms and software, and five were for CEVA connectivity IPs. Target applications for customer deployment are vision in smartphones, advanced audio for wireless speakers and sound bars and low power Bluetooth connectivity for hearing aid headsets and a variety of IoT devices. Geographically, four of the deals concluded were in the the U.S, three were in Europe and four were in the Asia Pacific region. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $7.9 million for the first quarter of 2016, representing an increase of 31%, as compared to the corresponding period in 2015. Royalty revenues accounted for 48% of our total revenues for the first quarter of 2016, as compared to 43% for the comparable period of 2015. The increase in royalty revenues for the first quarter of 2016 reflected exceptional royalty revenue growth from LTE shipments in the cellular baseband space. The growth of LTE shipments powered by our DSPs has accelerated noticeably both in high tier premium phones as well as lower cost LTE smartphones, reaching 35 million devices reported in the first quarter of 2016.

Our customers reported sales of 230 million chipsets incorporating our technologies for the first quarter of 2016, as compared to 233 million for the comparable period of 2015. Of these volumes, 45 million and 32 million were attributed to non-handset baseband for the first quarter of 2016 and 2015, respectively. This volume increase is attributable to an increase in Bluetooth product shipments (which also bear lower royalty average selling prices than the handset baseband products). Handset baseband-related royalties increased significantly in the first quarter of 2016, as compared to the comparable period in 2015, due to a larger mix of LTE based phones with higher royalty ASPs, even though the overall handset baseband volumes decreased year over year.

The five largest royalty-paying customers accounted for 92% of our total royalty revenues for the first quarter of 2016, as compared to 87% for the comparable period of 2015.

Geographic Revenue Analysis

	First Quarter 2016		First Quarter 2015
	(in millions, except percentages)
United States	$1.7	11%		$2.0		14%
Europe and Middle East	$2.5	15%		$1.4		11%
Asia Pacific (1) (2)	$12.3	74%		$10.4		75%

(1) China	$8.9	54%		$7.5		54%
(2) S. Korea	$2.7	16%	$		*)	*)

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.6 million for the first quarter of 2016, as compared to $1.2 million for the comparable period of 2015. Cost of revenues accounted for 10% of our total revenues for the first quarter of 2016, as compared to 9% for the comparable period of 2015. The increase for the first quarter of 2016 principally reflected higher customization work for our licensees. Included in cost of revenues for the first quarter of 2016 was a non-cash equity-based compensation expense of $60,000, as compared to $35,000 for the comparable period of 2015.

Gross Margin

Gross margin for the first quarter of 2016 was 90%, compared to 91% for the comparable period of 2015. The decrease for the first quarter of 2016 mainly reflected higher cost of revenues.

Operating Expenses

Total operating expenses were $13.1 million for the first quarter of 2016, as compared to $12.1 million for the comparable period of 2015. The net increase in total operating expenses for the first quarter of 2016 principally reflected higher non-cash equity-based compensation expenses and higher project-related expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $7.9 million for the first quarter of 2016, as compared to $7.4 million for the comparable period of 2015. The net increase for the first quarter of 2016 principally reflected higher salary and related costs, higher project-related expenses, and higher non-cash equity-based compensation expenses, partially offset by higher cost allocation to cost of revenues for customization work. Included in research and development expenses for the first quarter of 2016 were non-cash equity-based compensation expenses of $646,000, as compared to $391,000 for the comparable period of 2015. Research and development expenses as a percentage of our total revenues were 48% for the first quarter of 2016, as compared to 53% for the comparable period of 2015.

The number of research and development personnel was 187 at March 31, 2016, compared to 182 at March 31, 2015.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.8 million for the first quarter of 2016, as compared to $2.4 million for the comparable period of 2015. The net increase for the first quarter of 2016 primarily reflected higher non-cash equity-based compensation expenses, higher salary costs mainly due to additional number of personnel and higher travel expenses. Included in sales and marketing expenses for the first quarter of 2016 were non-cash equity-based compensation expenses of $247,000, as compared to $79,000 for the comparable period of 2015. Sales and marketing expenses as a percentage of our total revenues were 17% for the first quarter of 2016, as compared to 18% for the comparable period of 2015.

The total number of sales and marketing personnel was 35 at March 31, 2016, compared to 30 at March 31, 2015.

General and Administrative Expenses

Our general and administrative expenses were $2.0 million for both the first quarter of 2016 and 2015. The net effect for the first quarter of 2016 primarily reflected higher non-cash equity-based compensation expenses, partially offset by lower salary and related costs. Included in general and administrative expenses for the first quarter of 2016 were non-cash equity-based compensation expenses of $521,000, as compared to $344,000 for the comparable period of 2015. General and administrative expenses as a percentage of our total revenues were 12% for the first quarter of 2016, as compared to 14% for the comparable period of 2015.

The number of general and administrative personnel was 23 at March 31, 2016, compared to 21at March 31, 2015.

Amortization of intangible assets

Our amortization charges were $0.3 million for both the first quarter of 2016 and 2015. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of March 31, 2016, the net amount of intangible assets was $3.9 million.

Financial Income, Net (in millions)

	First Quarter 2016	First Quarter 2015
Financial income, net	$0.44	$(0.03)
of which:
Interest income and gains and losses from marketable securities, net	$0.47	$0.42
Foreign exchange loss	$(0.03)	$(0.40)
Accretion of Contingent Consideration	$—	$(0.05)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2016, principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves in July 2014 because we acquired cash balances of RivieraWaves on hand at the time of the closing of the transaction. This has resulted in an increase in foreign exchange loss during the first quarter of 2015 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

Provision for Income Taxes

Our income tax expenses were $0.5 million for the first quarter of 2016, as compared to $0.1 million for the comparable period of 2015. The increase for the first quarter of 2016 primarily reflected higher income before taxes on income, as well as lower tax benefit as a result of higher valuation allowance on deferred tax assets of certain foreign corporation. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 25% for the first quarter of 2016, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first quarter of 2016. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first quarter of 2016. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

See our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had approximately $11.3 million in cash and cash equivalents, $40.6 million in short term bank deposits, $54.3 million in marketable securities, and $30.7 million in long term bank deposits, totaling $136.9 million, as compared to $139.3 million at December 31, 2015. The decrease for the first quarter of 2016 principally reflected the repurchase of 180,013 shares of common stock, partially offset by cash proceeds from exercise of stock-based awards. During the first quarter of 2016, we invested $15.4 million of cash in marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $10.5 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first quarter of 2016. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2016.

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

Operating Activities

Cash provided by operating activities for the first quarter of 2016 was $0.2 million and consisted of net income of $1.8 million, adjustments for non-cash items of $2.3 million, and changes in operating assets and liabilities of $3.9 million. Adjustments for non-cash items primarily consisted of $0.6 million of depreciation and amortization of intangible assets, $1.5 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.6 million, an increase in prepaid expenses and other assets of $0.5 million, an increase in accrued interest on bank deposits of $0.3 million, an increase in deferred tax assets, net, of $0.4 million, a decrease in deferred revenues of $1.3 million, and a decrease in accrued payroll and related benefits of $0.5 million, offset by an increase in trade payables of $0.7 million, an increase in accrued expenses and other payables of $0.3 million, an increase in income tax payable of $0.5 million and an increase in accrued severance pay, net, of $0.2 million.

Cash used in operating activities for the first quarter of 2015 was $0.7 million and consisted of net income of $0.5 million, adjustments for non-cash items of $1.9 million, and changes in operating assets and liabilities of $3.1 million. Adjustments for non-cash items primarily consisted of $0.6 million of depreciation and amortization of intangible assets, $0.8 million of equity-based compensation expenses, $0.3 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.0 million, an increase in prepaid expenses and other assets of $1.5 million, an increase in deferred tax assets, net, of $0.5 million, and a decrease in accrued expenses and other payables of $0.3 million, partially offset by an increase in trade payables of $0.4 million, an increase in deferred revenues of $0.4 million, an increase in accrued payroll and related benefits of $1.2 million, and an increase in accrued severance pay, net, of $0.2 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from R&D government grants and from French research tax credits and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities for the first quarter of 2016 was $5.3 million, compared to $1.0 million of net cash used in investing activities for the comparable period of 2015. We had a cash outflow of $15.4 million and a cash inflow of $9.4 million with respect to investments in marketable securities during the first quarter of 2016, as compared to a cash outflow of $3.4 million and a cash inflow of $3.1 million with respect to investments in marketable securities during the first quarter of 2015. For the first quarter of 2016, we had proceeds of $1.1 million from bank deposits, as compared to net investment of $0.4 million in bank deposits for the comparable period of 2015. We had a cash outflow of $0.4 million during both the first quarter of 2016 and 2015 from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first quarter of 2016 was $2.5 million, compared to $0.5 million of net cash used in financing activities for the comparable period of 2015.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. During the first quarter of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million. During the first quarter of 2015, we repurchased 93,903 shares of common stock pursuant to our share repurchase program, at an average purchase price of $20.41 per share, for an aggregate purchase price of $1.7 million.

During the first quarter of 2016, we received $0.9 million from the exercise of stock-based awards, as compared to $4.2 million received for the comparable period of 2015. We had a cash outflow of $2.7 million during the first quarter of 2015 to settle part of the Contingent Consideration in connection with the acquisition of RivieraWaves.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $34,000 and $402,000 for the first quarter of 2016 and 2015, respectively. The foreign exchange losses during the first quarter of 2015 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2016 and 2015, we recorded accumulated other comprehensive gain of $189,000 and accumulated other comprehensive loss of $33,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2016, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $197,000, which will be recorded in the consolidated statements of income during the following eight months. We recognized a net gain of $25,000 and a net loss of $73,000 for the first quarter of 2016 and 2015, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2016, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first quarter of 2016. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.47 million and $0.42 million for the first quarter of 2016 and 2015, respectively.The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2016, principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the baseband market (for handset and for other devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (6) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues.

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or loss of design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings, Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the connectivity markets with Imagination Technologies, ARM Holdings, Mindtree and STMicroelectronics;

•	we compete in the digital photography and embedded vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the Euro and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Office of the Chief Scientist of Israel, EU grants and French research tax credits;

•	the timing of our payment of royalties to the Office of the Chief Scientist of Israel, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the Office of the Chief Scientist;

•	statutory changes associated with research tax benefits applicable to French technology companies;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our signal processing IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. Three customers accounted for 24%, 17% and 16% of our total revenues for the first quarter of 2016. One customer, Spreadtrum, accounted for 24% and 25% of our total revenues for the first quarter of 2016 and 2015, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2016 and 2015, and collectively represented 83% and 69% of our total royalty revenues for the first quarter of 2016 and 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with the acquired RivieraWaves operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-handset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 48% and 43% of our total revenues for the first quarter of 2016 and 2015, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

We generate a significant amount of our total revenues from the baseband market (for handset and for other devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Our total revenues derived solely from the baseband market (for handset and for other devices) represented 69% and 64% of our total revenues for the first quarter of 2016 and 2015, respectively. A significant portion of our royalty revenues in 2013 and 2014 were derived from lower cost feature phones. In 2015, a larger portion of LTE-based handsets utilized our technologies and generated higher royalty revenues and higher average selling prices. Although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products was slower in 2013 and 2014, and we can provide no assurances that the positive trend in 2015 towards adoption of next generation products will continue on pace in future years. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing

IP towards licensing open signal processing IP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 89% of our total revenues for the first quarter of 2016 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our employees are located in Israel. We also added French employees after the RivieraWaves acquisition in 2014. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to integrate management, address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $919,000 for the first quarter of 2016. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (25% in 2016) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis (for example, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities from the CIR, which is expected to be refunded every three years).

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $7.9 million for the first quarter of 2016. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (January 1, 2016 to January 31, 2016)	—	—	—	491,069
Month #2 (February 1, 2016 to February 29, 2016)	99,305	$18.10	99,305	391,764
Month #3 (March 1, 2016 to March 31, 2016)	80,708	$20.06	80,708	311,056

TOTAL	180,013	$18.98	180,013	311,056	(2)

(1)	In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014.
(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2016	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: May 10, 2016	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)