Form 10-Q
period 2016-06-30
CEVA INC
filed 2016-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,960,444 shares of common stock, $0.001 par value, as of August 3, 2016.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for smart, connected devices continues to progress;

•	Our belief that our market share in 3G and LTE will continue to grow;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones;

•	Our belief that the acquisition of RivieraWaves allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that we will continue to experience in 2016, similar to 2015, a strong licensing environment; for other products;

•	Our belief that our intelligent audio processing IP is required for IoT applications, as voice is becoming a primary user interface for such applications.

•	Our belief that our competitive edge in software-defined radio technology and the inherent low cost and power performance balance of our technologies put us in a strong position to capitalize on market adoption of next generation LTE, and Wi-Fi technologies and address multiple market sectors;

•	Our belief that our vision processing IP offers an additional growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the revolution in using deep networks for vision use cases is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$18,664	$18,909
Short term bank deposits	51,470	30,767
Marketable securities	52,383	48,266
Trade receivables, net	10,775	4,068
Prepaid expenses and other current assets	3,826	4,017

Total current assets	137,118	106,027
Long term bank deposits	15,099	41,334
Severance pay fund	7,720	7,297
Deferred tax assets	1,884	1,628
Property and equipment, net	4,105	3,731
Goodwill	46,612	46,612
Intangible assets, net	3,596	4,214
Other long-term assets	3,972	1,806

Total long-term assets	82,988	106,622

Total assets	$220,106	$212,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,249	$693
Deferred revenues	2,113	2,763
Accrued expenses and other payables	3,623	3,633
Accrued payroll and related benefits	10,843	11,894

Total current liabilities	17,828	18,983

Long term liabilities:
Accrued severance pay	8,201	7,571

Total long-term liabilities	8,201	7,571

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2016 and December 31, 2015. 20,805,905 and 20,529,933 shares outstanding at June 30, 2016 and December 31, 2015, respectively	21	21
Additional paid in-capital	209,334	208,744
Treasury stock at cost (2,789,255 and 3,065,227 shares of common stock at June 30, 2016 and December 31, 2015, respectively)	(47,463)	(51,798)
Accumulated other comprehensive loss	(6)	(419)
Retained earnings	32,191	29,547

Total stockholders’ equity	194,077	186,095

Total liabilities and stockholders’ equity	$220,106	$212,649

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Revenues:
Licensing and related revenue	$16,120	$15,508	$7,470	$7,669
Royalties	17,491	11,685	9,633	5,690

Total revenues	33,611	27,193	17,103	13,359
Cost of revenues	3,031	2,735	1,403	1,550

Gross profit	30,580	24,458	15,700	11,809
Operating expenses:
Research and development, net	15,725	14,604	7,811	7,241
Sales and marketing	5,700	4,974	2,855	2,548
General and administrative	4,068	3,638	2,078	1,666
Amortization of intangible assets	618	649	309	324

Total operating expenses	26,111	23,865	13,053	11,779

Operating income	4,469	593	2,647	30
Financial income, net	1,002	242	561	269

Income before taxes on income	5,471	835	3,208	299
Income taxes	960	181	497	131

Net income	$4,511	$654	$2,711	$168

Basic net income per share	$0.22	$0.03	$0.13	$0.01

Diluted net income per share	$0.21	$0.03	$0.13	$0.01

Weighted-average shares used to compute net income per share (in thousands):
Basic	20,562	20,491	20,604	20,564

Diluted	21,149	20,971	21,371	20,984

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Net income:	$4,511	$654	$2,711	$168
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	446	—	223	(162)
Reclassification adjustments for (gains) losses included in net income	16	46	(14)	33

Net change	462	46	209	(129)

Cash flow hedges:
Changes in unrealized gains (losses)	143	275	(92)	385
Reclassification adjustments for (gains) losses included in net income	(122)	1	(97)	(72)

Net change	21	276	(189)	313

Other comprehensive income before tax	483	322	20	184
Income tax expense related to components of other comprehensive income	70	25	15	12

Other comprehensive income, net of taxes	413	297	5	172

Comprehensive income	$4,924	$951	$2,716	$340

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,511	$654
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	611	515
Amortization of intangible assets	618	649
Equity-based compensation	3,083	1,676
Realized loss, net on sale of available-for-sale marketable securities	16	46
Amortization of premiums on available-for-sale marketable securities	489	558
Unrealized foreign exchange (gain) loss	(33)	233
Changes in operating assets and liabilities:
Trade receivables	(6,697)	(1,043)
Prepaid expenses and other assets	(1,916)	(1,225)
Accrued interest on bank deposits	(441)	203
Deferred tax, net	(326)	(456)
Trade payables	325	54
Deferred revenues	(650)	1,122
Accrued expenses and other payables	(51)	(392)
Accretion of contingent consideration	—	97
Accrued payroll and related benefits	(1,056)	(218)
Income taxes payable	15	(342)
Accrued severance pay, net	207	179

Net cash provided by (used in) operating activities	(1,295)	2,310

Cash flows from investing activities:
Purchase of property and equipment	(740)	(746)
Investment in bank deposits	(9,100)	(45,563)
Proceeds from bank deposits	15,113	47,451
Investment in available-for-sale marketable securities	(23,270)	(22,695)
Proceeds from maturity of available-for-sale marketable securities	6,561	1,344
Proceeds from sale of available-for-sale marketable securities	12,549	18,364

Net cash provided by (used in) investing activities	1,113	(1,845)

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	—	(3,700)
Purchase of treasury stock	(3,417)	(5,343)
Proceeds from exercise of stock-based awards	3,392	4,534

Net cash used in financing activities	(25)	(4,509)
Effect of exchange rate changes on cash and cash equivalents	(38)	(38)

Decrease in cash and cash equivalents	(245)	(4,082)
Cash and cash equivalents at the beginning of the period	18,909	16,166

Cash and cash equivalents at the end of the period	$18,664	$12,084

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$1,243	$974

Property and equipment purchases incurred but unpaid at period end	$245	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for vision, imaging, audio and voice, as well as communications and connectivity technologies, including wireless baseband and wired modems, Wi-Fi, Bluetooth, and Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, payable on a semi-annual basis for a period of two years after the Closing Date. As of June 30, 2016, the Company paid $1,934 of the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2016 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	4,195	3	(8)	4,190

	4,196	3	(8)	4,191
Available-for-sale—matures after one year through five years:
Government bonds	501	—	(1)	500
Corporate bonds	47,717	133	(158)	47,692

	48,218	133	(159)	48,192
Total	$52,414	$136	$(167)	$52,383

	December 31, 2015 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	9,257	1	(50)	9,208

	9,258	1	(50)	9,209
Available-for-sale—matures after one year through three years:
Corporate bonds	39,501	—	(444)	39,057

	39,501	—	(444)	39,057
Total	$48,759	$1	$(494)	$48,266

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2016	$7,030	$(60)	$15,970	$(107)
As of December 31, 2015	$32,695	$(389)	$14,488	$(105)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

As of June 30, 2016 and December 31, 2015, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$15	$2	$15	$1
Gross realized losses from sale of available-for-sale marketable securities	$(31)	$(48)	$(1)	$(34)

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

Description	June 30, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Government bonds	500	—	500	—
Corporate bonds	51,882	—	51,882	—
Foreign exchange contracts	44	—	44	—
Liabilities:
Foreign exchange contracts	14	—	14	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Description	December 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Corporate bonds	48,265	—	48,265	—
Foreign exchange contracts	9	—	9	—

NOTE 6: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,			Three months ended June 30,
	2016	2015		2016	2015
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues based on customer location:
United States	$5,166	$4,853		$3,406	$2,892
Europe and Middle East	4,506	3,612		2,032	2,167
Asia Pacific (1) (2)	23,939	18,728		11,665	8,300

	$33,611	$27,193		$17,103	$13,359

(1) China	$15,991	$12,549		$7,099	$5,071
(2) S. Korea	$6,437	$ *	)	$3,734	$ *	)

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2016	2015		2016	2015
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Customer A	26%	25%		29%	26%
Customer B	18%	*	)	20%	*	)
Customer C	* )	*	)	10%	*	)

*)	Less than 10%

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

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$4,511	$654	$2,711	$168

Denominator (in thousands):
Basic weighted-average common stock outstanding	20,562	20,491	20,604	20,564
Effect of stock -based awards	587	480	767	420

Diluted weighted average common stock outstanding	21,149	20,971	21,371	20,984

Basic net income per share	$0.22	$0.03	$0.13	$0.01

Diluted net income per share	$0.21	$0.03	$0.13	$0.01

The weighted average number of shares related to outstanding stock-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 832,125 and 793,654 shares for the three and six months ended June 30, 2016, respectively, and 843,279 and 834,288 for the corresponding periods of 2015.

NOTE 8: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the six months ended June 30, 2016, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2015	2,406,455	$18.15
Granted	—	—
Exercised	(520,059)	14.74
Forfeited or expired	(28,300)	17.83

Outstanding as of June 30, 2016 (2)	1,858,096	$19.11	4.3	$15,461,017

Exercisable as of June 30, 2016 (3)	1,312,950	$19.96	3.7	$9,944,437

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 1,639,795 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 1,192,123 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2016, there was $1,218 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. A summary of the Company’s RSU activities and related information for the six months ended June 30, 2016, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	234,000	$19.89
Granted	338,100	20.79
Vested	(64,640)	19.83
Forfeited or expired	(3,967)	20.25

Unvested as of June 30, 2016	503,493	$20.50

Expected to vest after June 30, 2016	463,214	$20.49

As of June 30, 2016, there was $8,128 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$114	$77	$54	$42
Research and development, net	1,421	885	775	494
Sales and marketing	502	244	255	165
General and administrative	1,046	470	525	126

Total equity-based compensation expense	$3,083	$1,676	$1,609	$827

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees was estimated using the following assumptions:

	Six months ended June 30, 2015	Three months ended June 30, 2015
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	33%-49%	34%-49%
Risk-free interest rate	0.2%-2.0%	0.2%-2.0%
Expected forfeiture	10%	10%
Contractual term of up to	7 Years	7 Years
Suboptimal exercise multiple	2.1	2.1

The Company did not grant any stock options or SARs during the three and six months ended June 30, 2016.

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

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2016 and 2015.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2016 and December 31, 2015, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $6,300 and $3,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$25	$—
Foreign exchange forward contracts	19	9

Total	$44	$9

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$14	$—

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

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$74	$212	$(48)	$288
Foreign exchange forward contracts	69	63	(44)	97

	$143	$275	$(92)	$385

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(49)	$59	$(49)	$8
Foreign exchange forward contracts	(73)	(58)	(48)	(80)

	$(122)	$1	$(97)	$(72)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses a net gain of $97 and $122 during the three and six months ended June 30, 2016, respectively, and a net gain of $72 and a net loss of $1 for the comparable periods of 2015, related to its Hedging Contracts.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in accumulated balances of other comprehensive income , net of taxes:

	Six months ended June 30, 2016 (unaudited)			Three months ended June 30, 2016 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(427)	$8	$(419)	$(208)	$197	$(11)
Other comprehensive income before reclassifications	382	128	510	188	(83)	105
Amounts reclassified from accumulated other comprehensive income (loss)	13	(110)	(97)	(12)	(88)	(100)

Net current period other comprehensive income	395	18	413	176	(171)	5

Ending balance	$(32)	$26	$(6)	$(32)	$26	$(6)

	Six months ended June 30, 2015 (unaudited)			Three months ended June 30, 2015 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)	$(221)	$(90)	$(311)
Other comprehensive income before reclassifications	13	244	257	(132)	342	210
Amounts reclassified from accumulated other comprehensive income (loss)	39	1	40	26	(64)	(38)

Net current period other comprehensive income	52	245	297	(106)	278	172

Ending balance	$(327)	$188	$(139)	$(327)	$188	$(139	)_

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$2	$—	$2	$1	Cost of revenues
	103	(1)	82	61	Research and development
	8	—	6	5	Sales and marketing
	9	—	7	5	General and administrative

	122	(1)	97	72	Total, before income taxes
	12	—	9	8	Income tax expense (benefit)

	110	(1)	88	64	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(16)	(46)	14	(33)	Financial income (loss), net
	(3)	(7)	2	(7)	Income tax expense (benefit)

	(13)	(39)	12	(26)	Total, net of income taxes
	$97	$(40)	$100	$38	Total, net of income taxes

NOTE 11: SHARE REPURCHASE PROGRAM

The Company did not repurchase shares of common stock during the second quarter of 2016. During the second quarter of 2015, the Company repurchased 176,117 shares of common stock at an average purchase price of $19.46 per share for an aggregate purchase price of $3,426. During the first six months ended June 30, 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. During the first six months ended June 30, 2015, the Company repurchased 270,020 shares of common stock at an average purchase price of $19.79 per share for an aggregate purchase price of $5,343. As of June 30, 2016, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606, Revenue from Contracts with Customers, to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 amends ASC 606 to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2016-12 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-12 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its financial statements.

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

CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, computer vision and computational photography and vision for any camera-enabled devices, as well as audio/voice and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi (802.11 a/b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three handsets sold worldwide is powered by CEVA. To date, more than 7 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, Samsung, Xiaomi and ZTE, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 35% of the worldwide shipment volume in the first quarter of 2016.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at the closing of the acquisition and the remaining amount of $3,700,000 is payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During 2015, we fully paid the Contingent Consideration. In addition, in connection with the acquisition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3,400,000, payable on a semi-annual basis for a period of two years after the closing of the acquisition. As of June 30, 2016, we paid $1,934,000 of the employee retention plan expenses.

We believe the adoption of our signal processing IP cores and software for smart, connected devices continues to progress. Devices for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, robots, industrial and medical equipment. During the second quarter of 2016, we concluded ten licensing deals, one of which was for our imaging and vision DSP, six for our connectivity IPs and three for our other DSP cores, platforms and software. These customers will incorporate our technology into virtual and augmented reality devices, voice processors, 5G base stations and a variety of Bluetooth-connected IoT devices.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, in the second quarter of 2016, we reported 56 million LTE chipsets shipped, which equates to 19% market share of LTE devices sold worldwide in the first quarter of 2016. We anticipate our market share will continue to grow. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones.

•	Our competitive edge in software-defined radio technology for next generation LTE and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in the baseband market, our acquisition of RivieraWaves allows us to expand further into Internet-of-Things applications. This acquisition substantially increased our overall addressable market to cover all categories of Bluetooth and Wi-Fi connected devices. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are starting to become sizeable, with more than 50 million Bluetooth chips reported by our customers in the first half of 2016.

•	The market potential for intelligent audio processing required, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for vision processing and deep networks in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor provides a highly compelling product offering for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 20 licensing agreements for our imaging and vision DSPs across these markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $17.1 million and 33.6 million for the second quarter and first half of 2016, respectively, representing an increase of 28% and 24%, respectively, as compared to the corresponding periods in 2015.

Five largest customers accounted for 68% and 65% of our total revenues for the second quarter and first half of 2016, respectively, as compared to 53% and 49% for the comparable periods in 2015. Three customers accounted for 29%, 20% and 10% of our total revenues for the second quarter of 2016, as compared to one customer that accounted for 26% of our total revenues for the second quarter of 2015. Two customers accounted for 26% and 18% of our total revenues for the first half of 2016, as compared to one customer that accounted for 25% of our total revenues for the first half of 2015. Sales to Spreadtrum represented 29% and 26% of our total revenues for the second quarter and first half of 2016, respectively, as compared to 26% and 25% for the comparable periods in 2015. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2016, and collectively represented 86% and 85% of our total royalty revenues for the second quarter and first half of 2016, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2015, and collectively represented 73% and 71% of our total royalty revenues for the second quarter and first half of 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	First Half 2016	First Half 2015	Second Quarter 2016	Second Quarter 2015
DSP products (DSP cores and platforms):
Baseband for handset and for other devices	66%	60%	63%	56%
Other non-baseband (audio, imaging and vision)	16%	17%	10%	17%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	18%	23%	27%	27%

We expect to continue to generate a significant portion of our revenues for 2016 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $7.5 million and 16.1 million for the second quarter and first half of 2016, respectively, representing a decrease of 3% and an increase of 4%, respectively, as compared to the corresponding periods in 2015. The decrease in licensing and related revenues for the second quarter of 2016 reflected lower revenues from both handset and non-handset baseband markets and applications, partially offset by good licensing demand for our connectivity IPs, in particular, Bluetooth IPs. The increase in licensing and related revenues for the first half of 2016 reflected higher revenues from both handset and non-handset baseband markets and applications, as well as our connectivity IPs. Overall, we continue to experience in 2016, similar to 2015, a strong licensing environment for our products.

Licensing and related revenues accounted for 44% and 48% of our total revenues for the second quarter and first half of 2016, respectively, compared to 57% for both the comparable periods of 2015. During the second quarter of 2016, we concluded 10 new licensing deals. Of the 10 new licensing deals completed during the quarter, four were with first time customers, and all ten were for non-handset baseband applications. Four such deals were for CEVA DSP cores, platforms and software, and six were for CEVA connectivity IPs. Target applications for customer deployment are vision processing for a virtual reality product, 5G base stations, voice processors, Bluetooth low energy and Bluetooth 5 connectivity for various IoT devices and storage drives. Geographically, four of the deals concluded were in the the U.S, two were in Europe and four were in the Asia Pacific region. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $9.6 million and $17.5 million for the second quarter and first half of 2016, respectively, representing an increase of 69% and 50%, respectively, as compared to the corresponding periods in 2015. Royalty revenues accounted for 56% and 52% of our total revenues for the second quarter and first half of 2016, respectively, as compared to 43% for both the comparable periods of 2015. The increase in royalty revenues for the second quarter and first half of 2016 reflected exceptional royalty revenue growth from LTE shipments in the cellular baseband space. The growth of LTE shipments powered by our DSPs has accelerated noticeably both in high tier premium phones as well as lower cost LTE smartphones, reaching record 56 million devices reported in the second quarter of 2016 and overall 91 million in the first half of 2016.

Our customers reported sales of 225 million and 456 million chipsets incorporating our technologies for the second quarter and first half of 2016, respectively, as compared to 206 million and 439 million for the comparable periods of 2015. Of these volumes, 34 million and 79 million were attributed to non-handset baseband for the second quarter and first half of 2016, respectively, as compared to 39 million and 71 million for the comparable periods of 2015. The volume increase in chipset sales in the second quarter of 2016 is attributable to an increase in LTE baseband phone chip shipments, offset by lower Bluetooth product shipments. First half of 2016 increase is attributable to an increase in LTE baseband phone chip shipments (which also bear higher royalty average selling prices than the 2G/3G baseband products).

The five largest royalty-paying customers accounted for 94% and 93% of our total royalty revenues for the second quarter and first half of 2016, respectively, as compared to 89% and 88% for the comparable periods of 2015.

Geographic Revenue Analysis

	First Half 2016		First Half 2015				Second Quarter 2016		Second Quarter 2015
	(in millions, except percentages)						(in millions, except percentages)
United States	$5.2	15%		$4.9		18%	$3.4	20%		$2.9		22%
Europe and Middle East	$4.5	14%		$3.6		13%	$2.0	12%		$2.2		16%
Asia Pacific (1) (2)	$23.9	71%		$18.7		69%	$11.7	68%		$8.3		62%
(1) China	$16.0	48%		$12.5		46%	$7.1	42%		$5.1		38%
(2) S. Korea	$6.4	19%	$	*	)	* )	$3.7	22%	$	*	)	* )

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.4 million and $3.0 million for the second quarter and first half of 2016, respectively, as compared to $1.6 million and $2.7 million for the comparable periods of 2015. Cost of revenues accounted for 8% and 9% of our total revenues for the second quarter and first half of 2016, respectively, as compared to 12% and 10% for the comparable periods of 2015. The decrease for the second quarter of 2016 principally reflected lower material costs. The increase for the first half of 2016 principally reflected higher customization work for our licensees and higher payments to the Office of the Chief Scientist of Israel (the “OCS”), partially offset by lower subcontractor costs. Included in cost of revenues for the second quarter and first half of 2016 was a non-cash equity-based compensation expense of $54,000 and $114,000, respectively, as compared to $42,000 and $77,000 for the comparable periods of 2015.

Gross Margin

Gross margin for the second quarter and first half of 2016 was 92% and 91%, respectively, compared to 88% and 90% for the comparable periods of 2015. The increase for the second quarter and first half of 2016 mainly reflected higher royalty revenues which have higher gross margins.

Operating Expenses

Total operating expenses were $13.1 million and $26.1 million for the second quarter and first half of 2016, respectively, as compared to $11.8 million and $23.9 million for the comparable periods of 2015. The net increase in total operating expenses for both the second quarter and first half of 2016 principally reflected higher salary and related costs, higher non-cash equity-based compensation expenses and higher project-related expenses, partially offset by higher research grants received from the OCS.

Research and Development Expenses, Net

Our research and development expenses, net, were $7.8 million and $15.7 million for the second quarter and first half of 2016, respectively, as compared to $7.2 million and $14.6 million for the comparable periods of 2015. The net increase for both the second quarter and first half of 2016 principally reflected higher salary and related costs, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS. Included in research and development expenses for the second quarter and first half of 2016 were non-cash equity-based compensation expenses of $775,000 and $1,421,000, respectively, as compared to $494,000 and $885,000 for the comparable periods of 2015. Research and development expenses as a percentage of our total revenues were 46% and 47% for the second quarter and first half of 2016, respectively, as compared to 54% for both the comparable periods of 2015.

The number of research and development personnel was 197 at June 30, 2016, compared to 181 at June 30, 2015.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million and $5.7 million for the second quarter and first half of 2016, respectively, as compared to $2.5 million and $5.0 million for the comparable periods of 2015. The net increase for the second quarter of 2016 primarily reflected higher salary and related costs. The net increase for the first half of 2016 primarily reflected higher salary and related costs and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2016 were non-cash equity-based compensation expenses of $255,000 and $502,000, respectively, as compared to $165,000 and $244,000 for the comparable periods of 2015. Sales and marketing expenses as a percentage of our total revenues were 17% for both the second quarter and first half of 2016, as compared to 19% and 18% for the comparable periods of 2015.

The total number of sales and marketing personnel was 34 at June 30, 2016, compared to 32 at June 30, 2015.

General and Administrative Expenses

Our general and administrative expenses were $2.1 million and $4.1 million for the second quarter and first half of 2016, respectively, as compared to $1.7 million and $3.6 million for the comparable periods of 2015. The net increase for the second quarter of 2016 primarily reflected higher salary and related costs and higher non-cash equity-based compensation expenses, partially offset by lower professional services costs. The net increase for the first half of 2016 primarily reflected higher non-cash equity-based compensation expenses, partially offset by lower professional services costs. Included in general and administrative expenses for the second quarter and first half of 2016 were non-cash equity-based compensation expenses of $525,000 and $1,046,000, respectively, as compared to $126,000 and $470,000 for the comparable periods of 2015. General and administrative expenses as a percentage of our total revenues were 12% for both the second quarter and first half of 2016, as compared to 12% and 13% for the comparable periods of 2015.

The number of general and administrative personnel was 23 at June 30, 2016, compared to 22 at June 30, 2015.

Amortization of intangible assets

Our amortization charges were $0.3 million and $0.6 million for the second quarter and first half of 2016, respectively, as compared to $0.3 million and $0.6 million for the comparable periods of 2015. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of June 30, 2016, the net amount of intangible assets was $3.6 million.

Financial Income, Net (in millions)

	First Half 2016	First Half 2015	Second Quarter 2016	Second Quarter 2015
Financial income, net	$1.00	$0.24	$0.56	$0.27
of which:
Interest income and gains and losses from marketable securities, net	$1.02	$0.79	$0.55	$0.37
Foreign exchange income (loss)	$(0.02)	$(0.45)	$0.01	$(0.05)
Accretion of Contingent Consideration	$—	$(0.10)	$—	$(0.05)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2016 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Provision for Income Taxes

Our income tax expenses were $0.5 million and $1.0 million for the second quarter and first half of 2016, respectively, as compared to $0.1 million and $0.2 million for the comparable periods of 2015. The increase for both the second quarter and first half of 2016 primarily reflected higher income before taxes on income, as well as lower tax benefit as a result of higher valuation allowance on deferred tax assets of certain foreign corporation. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 25% for the first half of 2016, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first half of 2016. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first half of 2016. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had approximately $18.6 million in cash and cash equivalents, $51.5 million in short term bank deposits, $52.4 million in marketable securities, and $15.1 million in long term bank deposits, totaling $137.6 million, as compared to $139.3 million at December 31, 2015. The decrease for the first half of 2016 principally reflected mainly cash used in operating activities of $1.3 million, purchase of property and equipment of $0.7 million, and the repurchase of 180,013 shares of common stock, partially offset by cash proceeds from exercise of stock-based awards. During the first half of 2016, we invested $32.4 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $34.2 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2016. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016.

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

Operating Activities

Cash used in operating activities for the first half of 2016 was $1.3 million and consisted of net income of $4.5 million, adjustments for non-cash items of $4.8 million, and changes in operating assets and liabilities of $10.6 million. Adjustments for non-cash items primarily consisted of $1.2 million of depreciation and amortization of intangible assets, $3.1 million of equity-based compensation expenses and $0.5 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $6.7 million, an increase in prepaid expenses and other assets of $1.9 million, an increase in accrued interest on bank deposits of $0.4 million, an increase in deferred tax assets, net, of $0.3 million, a decrease in deferred revenues of $0.7 million, and a decrease in accrued payroll and related benefits of $1.1 million, partially offset by an increase in trade payables of $0.3 million, and an increase in accrued severance pay, net, of $0.2 million.

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

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from R&D government grants and French research tax credits and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities for the first half of 2016 was $1.1 million, compared to $1.8 million of net cash used in investing activities for the comparable period of 2015. We had a cash outflow of $23.3 million and a cash inflow of $19.1 million with respect to investments in marketable securities during the first half of 2016, as compared to a cash outflow of $22.7 million and a cash inflow of $19.7 million with respect to investments in marketable securities during the first half of 2015. For the first half of 2016, we had net proceeds of $6.0 million from bank deposits, as compared to net proceeds of $1.9 million in bank deposits for the comparable period of 2015. We had a cash outflow of $0.7 million during both the first half of 2016 and 2015 from purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the first half of 2016 was $0.03 million, compared to $4.5 million of net cash used in financing activities for the comparable period of 2015.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. During the first half of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million. During the first half of 2015, we repurchased 270,020 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.79 per share, for an aggregate purchase price of $5.3 million.

During the first half of 2016, we received $3.4 million from the exercise of stock-based awards, as compared to $4.5 million received for the comparable period of 2015. We had a cash outflow of $3.7 million during the first half of 2015 to settle the Contingent Consideration in connection with the acquisition of RivieraWaves.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange gain of $9,000 and a foreign exchange loss of $25,000 for the second quarter and first half of 2016, respectively, and a foreign exchange loss of $46,000 and $448,000 for the comparable periods of 2015. The foreign exchange losses during the first half of 2015 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2016, we recorded accumulated other comprehensive loss of $171,000 and accumulated other comprehensive gain of $18,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2015, we recorded accumulated other comprehensive gain of $278,000 and $245,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2016, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $26,000, which will be recorded in the consolidated statements of income during the following six months. We recognized a net gain of $97,000 and $122,000 for the second quarter and first half of 2016, respectively, and a net gain of $72,000 and a net loss of $1,000 for the comparable periods of 2015, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2016, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2016. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.55 million and $1.02 million for the second quarter and first half of 2016, respectively, as compared to $0.37 million and $0.79 million for the comparable periods of 2015. The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2016, principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields (mainly as a result of investments with longer maturity dates).

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenue derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the baseband market (for handset and for other devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (6) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and (8) the addition of the Risk Factor below entitled: “The terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate, and our business, financial condition and operating results.”

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 29% and 26% of our total revenues for the second quarter and first half of 2016, respectively, as compared to 26% and 25% for the comparable periods in 2015. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2016 and 2015, and collectively represented 86% and 85% of our total royalty revenues for the second quarter and first half of 2016, respectively, as compared to 73% and 71% for the comparable periods of 2015. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were 56% and 52% of our total revenues for the second quarter and first half of 2016, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the baseband market (for handset and for other devices) represented 63% and 66% of our total revenues for the second quarter and first half of 2016, respectively. A significant portion of our royalty revenues in 2013 and 2014 were derived from lower cost feature phones. In 2015, a larger portion of LTE-based handsets utilized our technologies and generated higher royalty revenues and higher average selling prices. Although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products was slower in 2013 and 2014, and we can provide no assurances that the positive trend in 2015 towards adoption of next generation products will continue on pace in future years. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones or LTE phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 85% of our total revenues for the first half of 2016 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the U.S. dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws, treaties and technical standards;

•	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

•	political and economic instability, including terrorist attacks; and

•	changes in diplomatic and trade relationships.

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

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate, and our business, financial condition and operating results.

Terrorist attacks such as those that have recently occurred in Nice, France, where we have our wireless connectivity operations as a result of our acquisition of RivieraWaves, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for end products that incorporate our technologies. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld.

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $2,826,000 for the first half of 2016. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $15.7 million for the first half of 2016. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

There were no repurchases of our common stock during the three months ended June 30, 2016.

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

CEVA, INC.

Date: August 9, 2016	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: August 9, 2016	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)