Form 10-Q
period 2016-09-30
CEVA INC
filed 2016-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,230,589 shares of common stock, $0.001 par value, as of November 3, 2016.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for smart, connected devices continues to progress;

•	Our belief that our market share in smartphones will continue to grow;

•	Our anticipation that the total number of LTE devices powered by our DSPs that we will report for 2016 will exceed the 200 million target;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones, in particular in emerging economies;

•	Our belief that RivieraWaves Bluetooth and Wi-Fi IPs allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that the business model of CEVA being a one stop shop for technologies, as evidenced by our first portfolio licensing agreement during the third quarter of 2016, may be extended to other tier one customers;

•	Our belief that we will continue to experience in 2016, similar to 2015, solid licensing environment for our entire products;

•	Our belief that our intelligent audio processing IP is required for IoT applications, as voice is becoming a primary user interface for such applications;

•	Our belief that our specialization and competitive edge in digital signal processor technologies and the inherent low cost and power performance balance of our technologies put us in a strong position to capitalize on market adoption of next generation LTE, 5G and Wi-Fi technologies for multiple market and product sectors;

•	Our belief that our vision processing IP offers an additional growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the revolution in using machine learning and deep networks for camera-related use cases is an opportunity for us to expand our vision technology footprint to any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage;

•	Our belief that unit shipments for non-handset baseband applications will reach 200 million in 2016 and 700 to 900 million units annually by 2018;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$19,998	$18,909
Short term bank deposits	40,953	30,767
Marketable securities	58,930	48,266
Trade receivables, net	17,250	4,068
Prepaid expenses and other current assets	2,945	4,017

Total current assets	140,076	106,027

Long term bank deposits	25,135	41,334
Severance pay fund	8,072	7,297
Deferred tax assets	2,116	1,628
Property and equipment, net	4,831	3,731
Goodwill	46,612	46,612
Intangible assets, net	3,287	4,214
Other long-term assets	4,358	1,806

Total long-term assets	94,411	106,622

Total assets	$234,487	$212,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,116	$693
Deferred revenues	4,032	2,763
Accrued expenses and other payables	4,490	3,633
Accrued payroll and related benefits	11,641	11,894

Total current liabilities	21,279	18,983

Long term liabilities:
Accrued severance pay	8,533	7,571

Total long-term liabilities	8,533	7,571

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at September 30, 2016 and December 31, 2015. 21,221,631 and 20,529,933 shares outstanding at September 30, 2016 and December 31, 2015, respectively	21	21
Additional paid in-capital	210,519	208,744
Treasury stock at cost (2,373,529 and 3,065,227 shares of common stock at September 30, 2016 and December 31, 2015, respectively)	(40,390)	(51,798)
Accumulated other comprehensive income (loss)	33	(419)
Retained earnings	34,492	29,547

Total stockholders’ equity	204,675	186,095

Total liabilities and stockholders’ equity	$234,487	$212,649

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Revenues:
Licensing and related revenue	$23,576	$24,108	$7,456	$8,600
Royalties	27,881	19,320	10,390	7,635

Total revenues	51,457	43,428	17,846	16,235
Cost of revenues	4,453	4,016	1,422	1,281

Gross profit	47,004	39,412	16,424	14,954
Operating expenses:
Research and development, net	23,071	21,175	7,346	6,571
Sales and marketing	8,463	7,358	2,763	2,384
General and administrative	6,286	5,821	2,218	2,183
Amortization of intangible assets	927	974	309	325

Total operating expenses	38,747	35,328	12,636	11,463

Operating income	8,257	4,084	3,788	3,491
Financial income, net	1,617	643	615	401

Income before taxes on income	9,874	4,727	4,403	3,892
Income taxes	1,975	764	1,015	583

Net income	$7,899	$3,963	$3,388	$3,309

Basic net income per share	$0.38	$0.19	$0.16	$0.16

Diluted net income per share	$0.37	$0.19	$0.15	$0.16

Weighted-average shares used to compute net income per share (in thousands):
Basic	20,718	20,477	21,025	20,448

Diluted	21,395	20,918	21,883	20,811

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

Net income:	$7,899	$3,963	$3,388	$3,309
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	492	(47)	46	(47)
Reclassification adjustments for losses included in net income	16	74	—	28

Net change	508	27	46	(19)

Cash flow hedges:
Changes in unrealized gains (losses)	218	137	75	(138)
Reclassification adjustments for gains included in net income	(191)	(58)	(69)	(59)

Net change	27	79	6	(197)

Other comprehensive income (loss) before tax	535	106	52	(216)
Income tax expense (benefit) related to components of other comprehensive income (loss)	83	(5)	13	(30)

Other comprehensive income (loss), net of taxes	452	111	39	(186)

Comprehensive income	$8,351	$4,074	$3,427	$3,123

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,899	$3,963
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	998	784
Amortization of intangible assets	927	974
Equity-based compensation	4,648	2,795
Realized loss, net on sale of available-for-sale marketable securities	16	74
Amortization of premiums on available-for-sale marketable securities	757	841
Unrealized foreign exchange (gain) loss	(29)	213
Changes in operating assets and liabilities:
Trade receivables	(13,172)	(790)
Prepaid expenses and other assets	(1,403)	29
Accrued interest on bank deposits	(395)	(42)
Deferred tax, net	(571)	(712)
Trade payables	370	21
Deferred revenues	1,269	364
Accrued expenses and other payables	(62)	(169)
Accretion of contingent consideration	—	97
Accrued payroll and related benefits	(356)	(413)
Income taxes payable	894	(277)
Excess tax benefit from equity-based compensation	—	(112)
Accrued severance pay, net	176	172

Net cash provided by operating activities	1,966	7,812

Cash flows from investing activities:
Purchase of property and equipment	(2,031)	(1,173)
Investment in bank deposits	(19,100)	(46,328)
Proceeds from bank deposits	25,613	47,451
Investment in available-for-sale marketable securities	(32,498)	(26,195)
Proceeds from maturity of available-for-sale marketable securities	7,316	3,989
Proceeds from sale of available-for-sale marketable securities	14,253	20,883
Proceeds from realization of investment in other company	—	111

Net cash used in investing activities	(6,447)	(1,262)

Cash flows from financing activities:
Payment of contingent consideration (see note 3)	—	(3,700)
Purchase of treasury stock	(3,417)	(8,156)
Proceeds from exercise of stock-based awards	8,998	5,382
Excess tax benefit from equity-based compensation	—	112

Net cash provided by (used in) financing activities	5,581	(6,362)
Effect of exchange rate changes on cash and cash equivalents	(11)	(38)

Decrease in cash and cash equivalents	1,089	150
Cash and cash equivalents at the beginning of the period	18,909	16,166

Cash and cash equivalents at the end of the period	$19,998	$16,316

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$1,604	$1,693

Property and equipment purchases incurred but unpaid at period end	$67	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid on the Closing Date and the remaining amount of $3,700 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During the first nine months of 2015, the Company fully paid the Contingent Consideration.

The acquisition was accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations”.

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, payable on a semi-annual basis for a period of two years after the Closing Date. As of September 30, 2016, the Company fully paid the employee retention plan.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2016 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	7,536	8	(9)	7,535

	7,537	8	(9)	7,536

Available-for-sale - matures after one year through five years:
Government bonds	501	—	(1)	500
Corporate bonds	50,877	116	(99)	50,894

	51,378	116	(100)	51,394

Total	$58,915	$124	$(109)	$58,930

	December 31, 2015 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale - matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	9,257	1	(50)	9,208

	9,258	1	(50)	9,209
Available-for-sale - matures after one year through three years:
Corporate bonds	39,501	—	(444)	39,057

	39,501	—	(444)	39,057

Total	$48,759	$1	$(494)	$48,266

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2016	$14,773	$(68)	$13,678	$(41)
As of December 31, 2015	$32,695	$(389)	$14,488	$(105)

As of September 30, 2016 and December 31, 2015, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$16	$2	$1	$—
Gross realized losses from sale of available-for-sale marketable securities	$(32)	$(76)	$(1)	$(28)

NOTE 5:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Government bonds	500	—	500	—
Corporate bonds	58,429	—	58,429	—
Foreign exchange contracts	48	—	48	—

Liabilities:
Foreign exchange contracts	12	—	12	—

Description	December 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	$—	$1	$—
Corporate bonds	48,265	—	48,265	—
Foreign exchange contracts	9	—	9	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,			Three months ended September 30,
	2016	2015		2016	2015
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues based on customer location:
United States	$7,310	$8,335		$2,144	$3,482
Europe and Middle East	7,492	5,202		2,986	1,590
Asia Pacific (1) (2)	36,655	29,891		12,716	11,163

	$51,457	$43,428		$17,846	$16,235

(1) China	$23,064	$20,972		$7,073	$8,423
(2) S. Korea	$11,338	$	*)	$4,901	$2,131

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,			Three months ended September 30,
	2016	2015		2016	2015
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Customer A	27%	33%		27%	45%
Customer B	19%		*)	21%	11%
Customer C	*)		*)	*)	13%

*)	Less than 10%

NOTE 7:	NET INCOME PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$7,899	$3,963	$3,388	$3,309

Denominator (in thousands):
Basic weighted-average common stock outstanding	20,718	20,477	21,025	20,448
Effect of stock-based awards	677	441	858	363

Diluted weighted average common stock outstanding	21,395	20,918	21,883	20,811

Basic net income per share	$0.38	$0.19	$0.16	$0.16

Diluted net income per share	$0.37	$0.19	$0.15	$0.16

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 92,103 and 349,428 shares for the three and nine months ended September 30, 2016, respectively, and 915,898 and 861,491 for the corresponding periods of 2015.

NOTE 8:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2016, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2015	2,406,455	$18.15
Granted	66,000	27.17
Exercised	(940,526)	16.76
Forfeited or expired	(37,633)	17.89

Outstanding as of September 30, 2016 (2)	1,494,296	$19.42	4.8	$23,378,563

Exercisable as of September 30, 2016 (3)	981,117	$19.97	4.0	$14,809,518

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 1,331,360 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 895,288 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2016, there was $1,559 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Starting in the second quarter of 2015, the Company granted to employees, including executive officers and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2016, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	234,000	$19.89
Granted	372,617	21.51
Vested	(97,640)	19.61
Forfeited or expired	(15,969)	20.12

Unvested as of September 30, 2016	493,008	$21.16

Expected to vest after September 30, 2016	452,937	$21.16

As of September 30, 2016, there was $8,019 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$179	$111	$65	$34
Research and development, net	2,162	1,323	741	438
Sales and marketing	681	395	179	151
General and administrative	1,626	966	580	496

Total equity-based compensation expense	$4,648	$2,795	$1,565	$1,119

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expected dividend yield	0%	0%	0%	0%
Expected volatility	40%-49%	33%-49%	40%-49%	35%-49%
Risk-free interest rate	0.5%-1.5%	0.2%-2.4%	0.5%-1.5%	0.3%-2.4%
Expected forfeiture (employees)	—	10%	—	10%
Expected forfeiture (executives)	5%	5%	5%	5%
Contractual term of up to	10 Years	10 Years	10 Years	10 Years
Suboptimal exercise multiple (employees)	—	2.1	—	2.1
Suboptimal exercise multiple (executives)	2.4	2.4	2.4	2.4

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expected dividend yield	0%	0%	0%	0%
Expected volatility	29%-57%	35%-36%	29%-48%	35%-36%
Risk-free interest rate	0.3%-0.5%	0.1%-0.3%	0.4%-0.5%	0.2%-0.3%
Expected forfeiture	0%	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months	24 months

NOTE 9:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2016 and December 31, 2015, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $2,550 and $3,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$48	$—
Foreign exchange forward contracts	—	9

Total	$48	$9

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$12	$—

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

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$118	$61	$44	$(151)
Foreign exchange forward contracts	100	76	31	13

	$218	$137	$75	$(138)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(70)	$(5)	$(21)	$(64)
Foreign exchange forward contracts	(121)	(53)	(48)	5

	$(191)	$(58)	$(69)	$(59)

The Company recorded in cost of revenues and operating expenses a net gain of $69 and $191 during the three and nine months ended September 30, 2016, respectively, and a net gain of $59 and $58 for the comparable periods of 2015, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 10:	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2016			Three months ended September 30, 2016
	(unaudited)			(unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$8	$(419)	$(32)	$26	$(6)
Other comprehensive income before reclassifications	416	194	610	34	66	100
Amounts reclassified from accumulated other comprehensive income (loss)	13	(171)	(158)	—	(61)	(61)

Net current period other comprehensive income	429	23	452	34	5	39

Ending balance	$2	$31	$33	$2	$31	$33

	Nine months ended September 30, 2015			Three months ended September 30, 2015
	(unaudited)			(unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(379)	$(57)	$(436)	$(327)	$188	$(139)
Other comprehensive income (loss) before reclassifications	(26)	121	95	(39)	(123)	(162)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(51)	16	28	(52)	(24)

Net current period other comprehensive income (loss)	41	70	111	(11)	(175)	(186)

Ending balance	$(338)	$13	$(325)	$(338)	$13	$(325)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains on cash flow hedges	$4	$(1)	$2	$(1)	Cost of revenues
	160	52	57	53	Research and development
	13	2	5	2	Sales and marketing
	14	5	5	5	General and administrative

	191	58	69	59	Total, before income taxes

	20	7	8	7	Income tax expense

	171	51	61	52	Total, net of income taxes

Unrealized losses on available-for-sale marketable securities	(16)	(74)	—	(28)	Financial income (loss), net

	(3)	(7)	—	—	Income tax benefit

	(13)	(67)	—	(28)	Total, net of income taxes

	$158	$(16)	$61	$24	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 11:	SHARE REPURCHASE PROGRAM

The Company did not repurchase shares of common stock during the third quarter of 2016. During the third quarter of 2015, the Company repurchased 158,570 shares of common stock at an average purchase price of $17.74 per share for an aggregate purchase price of $2,813. During the first nine months ended September 30, 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. During the first nine months ended September 30, 2015, the Company repurchased 428,590 shares of common stock at an average purchase price of $19.03 per share for an aggregate purchase price of $8,156. As of September 30, 2016, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 12:	UNDISTRIBUTED EARNINGS OF THE COMPANY’S FOREIGN SUBSIDIARIES

The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are considered to be indefinitely reinvested. It would recognize a deferred income tax liability if it was determined that such earnings are no longer indefinitely reinvested. At September 30, 2016, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $138,340. The determination of the amount of additional taxes related to the distribution of these earnings is not practicable.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606, Revenue from Contracts with Customers, to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 amends ASC 606 to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2016-12 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-12 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements in ASC 606 and any other topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its financial statements and related disclosures.

The FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on its net income. The Company plans to adopt ASU 2016-13 effective January 1, 2020.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update on its financial statements and related disclosures.

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

CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, base station and cellular IoT, computer vision/machine learning and computational photography for any camera-enabled devices, as well as audio/voice and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi (802.11 a/b/g/n/ac up to 4x4) and serial storage (SATA and SAS). Our technologies are widely licensed and power many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies. One in three handsets sold worldwide is powered by CEVA. To date, more than 7 billion CEVA-powered devices have shipped, illustrating the strong market deployment of our technology.

Our DSPs power many leading handset OEMs in the world today, including Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and a tier-one U.S. brand, as well as hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 36% of the worldwide shipment volume in the second quarter of 2016.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. We agreed to pay an aggregate of $18,378,000 to acquire RivieraWaves with $14,678,000 paid at the closing of the acquisition and the remaining amount of $3,700,000 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). During 2015, we fully paid the Contingent Consideration. In addition, in connection with the acquisition, we established an employee retention plan for RivieraWaves’ employees at an expense of approximately $3,400,000, payable on a semi-annual basis for a period of two years after the closing of the acquisition. As of September 30, 2016, we fully paid the employee retention plan expenses.

We believe the adoption of our signal processing IP cores and software for smart, connected devices continues to progress. Devices for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, robots, industrial and medical equipment. During the third quarter of 2016, we concluded thirteen licensing deals, four of which were for our CEVA DSP cores, platforms and software and eight for our connectivity IPs. These customers will incorporate our technology into virtual and augmented reality devices, voice processors, 5G mobile broadband baseband into handsets and a variety of Bluetooth-connected IoT devices. In addition to the deals outlined, we also signed our first portfolio licensing agreement with a major semiconductor company that covers our ‘off-the-shelf’ range of baseband, vision, audio and connectivity IPs. We believe that this business model may be extended to other tier one customers who are looking for a one stop shop for technologies that are at the center of every smart and connected device.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. As a testament to this, in the third quarter of 2016, we reported 52 million LTE chipsets shipped, which equates to 14% market share of the LTE devices sold worldwide in the second quarter of 2016. Moreover, we anticipate that the total number of LTE devices powered by our DSPs that we will report in 2016 will exceed the 200 million target that we set earlier in the year. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones, in particular in emerging economies.

•	Our specialization and competitive edge in digital signal processor technologies for next generation LTE, 5G and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market and product sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in the baseband market, RivieraWaves Bluetooth and Wi-Fi IPs allow us to expand further into Internet-of-Things applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 38 million CEVA-powered Bluetooth chips reported by our customers in the third quarter of 2016.

•	The market potential for intelligent audio processing required, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 5 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for machine learning and deep networks for camera-related use cases in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor and our new CEVA-XM6 vision processor and platform for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 25 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing these new markets under the umbrella of the Internet-of-Things, we expect significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 167 million royalty-bearing units annually in 2015 to 200 million in 2016 and700 to 900 million units annually by 2018. This will be in addition to our existing handset baseband business, which we believe will continue to be a significant growth driver for us.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $17.8 million and $51.5 million for the third quarter and first nine months of 2016, respectively, representing an increase of 10% and 18%, respectively, as compared to the corresponding periods in 2015.

Five largest customers accounted for 65% and 64% of our total revenues for the third quarter and first nine months of 2016, respectively, as compared to 76% and 57% for the comparable periods in 2015. Two customers accounted for 27% and 21% of our total revenues for the third quarter of 2016, as compared to three customers that accounted for 45%, 11% and 13% of our total revenues for the third quarter of 2015. Two customers accounted for 27% and 19% of our total revenues for the first nine months of 2016, as compared to one customer that accounted for 33% of our total revenues for the first nine months of 2015. Sales to Spreadtrum represented 27% of our total revenues for both the third quarter and first nine months of 2016, as compared to 45% and 33% for the comparable periods in 2015. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2016, and collectively represented 86% of our total royalty revenues for the third quarter of 2016. Two royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2016, and collectively represented 81% of our total royalty revenues for the first nine months of 2016. Two royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2015, and collectively represented 72% and 71% of our total royalty revenues for the third quarter and first nine months of 2015, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine months 2016	Nine months 2015	Third Quarter 2016	Third Quarter 2015
DSP products (DSP cores and platforms):
Baseband for handset and other devices	66%	68%	65%	80%
Other non-baseband (audio, imaging and vision)	15%	12%	14%	6%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	19%	20%	21%	14%

We expect to continue to generate a significant portion of our revenues for 2016 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $7.5 million and $23.6 million for the third quarter and first nine months of 2016, respectively, representing a decrease of 13% and 2%, respectively, as compared to the corresponding periods in 2015. The decrease in licensing and related revenues for both the third quarter and first nine months of 2016 is explained by lower revenues from the handset baseband markets, partially offset by good licensing demand and greater number of deals for our connectivity IPs, in particular Bluetooth IPs and our vision-related products. Overall, we continue to experience in 2016, similar to 2015, a strong licensing environment for our products.

Licensing and related revenues accounted for 42% and 46% of our total revenues for the third quarter and first nine months of 2016, respectively, compared to 53% and 56% for the comparable periods of 2015. During the third quarter of 2016, we concluded 13 new licensing deals. Of the 13 new licensing deals completed during the quarter, six were with first time customers, and 10 were for non-handset baseband applications. Four of the agreements were for CEVA DSP cores, platforms and software, eight were for CEVA connectivity IPs and one was a portfolio license agreement. Target applications for customer deployment are 5G handset basebands, vision processing surveillance cameras and 3D consumer products, and Bluetooth, including the upcoming new standard BT5 and Wi-Fi connectivity for various IoT devices. Geographically, four of the deals concluded were in the U.S, seven were in the Asia Pacific region and two were in Europe. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $10.4 million and $27.9 million for the third quarter and first nine months of 2016, respectively, representing an increase of 36% and 44%, respectively, as compared to the corresponding periods in 2015. Royalty revenues accounted for 58% and 54% of our total revenues for the third quarter and first nine months of 2016, respectively, as compared to 47% and 44% for the comparable periods of 2015. The increase in royalty revenues for the third quarter and first nine months of 2016 reflects an exceptional royalty revenue growth from smartphones in general and LTE shipments in particular. The growth of LTE baseband shipments powered by our DSPs has accelerated noticeably both in high tier premium phones as well as lower cost LTE smartphones, reaching 52 million devices reported in the third quarter of 2016 and overall 143 million in the first three quarters of 2016.

Our customers reported sales of 270 million and 726 million chipsets incorporating our technologies for the third quarter and first nine months of 2016, respectively, as compared to 225 million and 664 million for the comparable periods of 2015. Of these volumes, 52 million and 131 million were attributed to non-handset baseband for the third quarter and first nine months of 2016, respectively, as compared to 46 million and 117 million for the comparable periods of 2015. The volume increase in chipset sales in both the third quarter and first nine months of 2016 is attributable to a significant increase in smartphone baseband chip shipments, including LTE baseband chips (which also bear higher average selling prices than the 2G feature phone baseband products), partially offset by lower feature phone baseband chip shipments.

The five largest royalty-paying customers accounted for 94% and 92% of our total royalty revenues for the third quarter and first nine months of 2016, respectively, as compared to 88% and 87% for the comparable periods of 2015.

Geographic Revenue Analysis

	Nine months 2016		Nine months 2015				Third Quarter 2016		Third Quarter 2015
	(in millions, except percentages)						(in millions, except percentages)
United States	$7.3	14%		$8.3		19%	$2.1	12%	$3.4	21%
Europe and Middle East	$7.5	15%		$5.2		12%	$3.0	17%	$1.6	10%
Asia Pacific (1) (2)	$36.7	71%		$29.9		69%	$12.7	71%	$11.2	69%

(1) China	$23.1	45%		$21.0		48%	$7.1	40%	$8.4	52%
(2) S. Korea	$11.3	22%	$		*)	*)	$4.9	27%	$2.1	13%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $1.4 million and $4.5 million for the third quarter and first nine months of 2016, respectively, as compared to $1.3 million and $4.0 million for the comparable periods of 2015. Cost of revenues accounted for 8% and 9% of our total revenues for the third quarter and first nine months of 2016, respectively, as compared to 8% and 9% for the comparable periods of 2015. The increase for the third quarter of 2016 principally reflected higher customization work for our licensees. The increase for the first nine months of 2016 principally reflected higher customization work for our licensees and higher payments to the Office of the Chief Scientist of Israel (the “OCS”). Included in cost of revenues for the third quarter and first nine months of 2016 was a non-cash equity-based compensation expense of $65,000 and $179,000, respectively, as compared to $34,000 and $111,000 for the comparable periods of 2015.

Gross Margin

Gross margin for the third quarter and first nine months of both 2016 and 2015 was 92% and 91%, respectively.

Operating Expenses

Total operating expenses were $12.6 million and $38.7 million for the third quarter and first nine months of 2016, respectively, as compared to $11.5 million and $35.3 million for the comparable periods of 2015. The net increase in total operating expenses for the third quarter of 2016 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses, higher commission costs and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS. The net increase in total operating expenses for the first nine months of 2016 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS.

Research and Development Expenses, Net

Our research and development expenses, net, were $7.3 million and $23.1 million for the third quarter and first nine months of 2016, respectively, as compared to $6.6 million and $21.2 million for the comparable periods of 2015. The net increase for both the third quarter and first nine months of 2016 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the OCS. Included in research and development expenses for the third quarter and first nine months of 2016 were non-cash equity-based compensation expenses of $741,000 and $2,162,000, respectively, as compared to $438,000 and $1,323,000 for the comparable periods of 2015. Research and development expenses as a percentage of our total revenues were 41% and 45% for the third quarter and first nine months of 2016, respectively, as compared to 40% and 49% for the comparable periods of 2015.

The number of research and development personnel was 202 at September 30, 2016, compared to 181 at September 30, 2015.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.8 million and $8.5 million for the third quarter and first nine months of 2016, respectively, as compared to $2.4 million and $7.4 million for the comparable periods of 2015. The net increase for the third quarter of 2016 primarily reflected higher commission costs. The net increase for the first nine months of 2016 primarily reflected higher salary and related costs, higher commission costs, higher travel costs, higher marketing costs and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2016 were non-cash equity-based compensation expenses of $179,000 and $681,000, respectively, as compared to $151,000 and $395,000 for the comparable periods of 2015. Sales and marketing expenses as a percentage of our total revenues were 15% and 16% for the third quarter and first nine months of 2016, respectively, as compared to 15% and 17% for the comparable periods of 2015.

The total number of sales and marketing personnel was 34 at September 30, 2016, compared to 32 at September 30, 2015.

General and Administrative Expenses

Our general and administrative expenses were $2.2 million and $6.3 million for the third quarter and first nine months of 2016, respectively, as compared to $2.2 million and $5.8 million for the comparable periods of 2015. The net increase for the first nine months of 2016 primarily reflected higher non-cash equity-based compensation expenses, partially offset by lower professional services costs. Included in general and administrative expenses for the third quarter and first nine months of 2016 were non-cash equity-based compensation expenses of $580,000 and $1,626,000, respectively, as compared to $496,000 and $966,000 for the comparable periods of 2015. General and administrative expenses as a percentage of our total revenues were 12% for both the third quarter and first nine months of 2016, as compared to 13% for both the comparable periods of 2015.

The number of general and administrative personnel was 24 at September 30, 2016, compared to 22 at September 30, 2015.

Amortization of intangible assets

Our amortization charges were $0.3 million and $0.9 million for the third quarter and first nine months of 2016, respectively, as compared to $0.3 million and $1.0 million for the comparable periods of 2015. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of September 30, 2016, the net amount of intangible assets was $3.3 million.

Financial Income, Net (in millions)

	Nine months 2016	Nine months 2015	Third Quarter 2016	Third Quarter 2015
Financial income, net	$1.62	$0.64	$0.62	$0.40
of which:
Interest income and gains and losses from marketable securities, net	$1.65	$1.19	$0.63	$0.40
Foreign exchange loss	$(0.03)	$(0.45)	$(0.01)	$—
Accretion of Contingent Consideration	$—	$(0.10)	$—	$—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2016 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves in July 2014 because we acquired cash balances of RivieraWaves on hand at the time of the closing of the transaction. This has resulted in an increase in foreign exchange loss during the first nine months of 2015 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

Provision for Income Taxes

Our income tax expenses were $1.0 million and $2.0 million for the third quarter and first nine months of 2016, respectively, as compared to $0.6 million and $0.8 million for the comparable periods of 2015. The increase for both the third quarter and first nine months of 2016 primarily reflected: (1) higher income before taxes on income; (2) tax expenses relating to an uncertain tax position for prior years; and (3) lower tax benefit as a result of a higher valuation allowance on deferred tax assets of certain foreign subsidiaries. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 25% for the first nine months of 2016, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% for the first nine months of 2016. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% for the first nine months of 2016. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had approximately $20.0 million in cash and cash equivalents, $41.0 million in short term bank deposits, $58.9 million in marketable securities, and $25.1 million in long term bank deposits, totaling $145.0 million, as compared to $139.3 million at December 31, 2015. The increase for the first nine months of 2016 principally reflected cash proceeds from exercise of stock-based awards, partially offset by the repurchase of 180,013 shares of common stock.

Out of total cash, cash equivalents, bank deposits and marketable securities of $145.0 million, $111.9 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2016, we invested $51.6 million of cash in bank deposits and marketable securities with maturities up to 59 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $47.2 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2016. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2016 was $2.0 million and consisted of net income of $7.9 million, adjustments for non-cash items of $7.3 million, and changes in operating assets and liabilities of $13.2 million. Adjustments for non-cash items primarily consisted of $1.9 million of depreciation and amortization of intangible assets, $4.6 million of equity-based compensation expenses and $0.8 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $13.2 million (mainly due to one of our large customer’s internal reorganization of its financial and legal entities which affected the timing of payments to us), an increase in prepaid expenses and other assets of $1.4 million, an increase in accrued interest on bank deposits of $0.4 million, an increase in deferred tax assets, net, of $0.6 million, and a decrease in accrued payroll and related benefits of $0.4 million, partially offset by an increase in trade payables of $0.4 million, an increase in deferred revenues of $1.3 million and an increase in income tax payables of $0.9 million.

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

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from R&D government grants and French research tax credits, and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities for the first nine months of 2016 was $6.4 million, compared to $1.3 million of net cash used in investing activities for the comparable period of 2015. We had a cash outflow of $32.5 million and a cash inflow of $21.6 million with respect to investments in marketable securities during the first nine months of 2016, as compared to a cash outflow of $26.2 million and a cash inflow of $24.9 million with respect to investments in marketable securities during the first nine months of 2015. For the first nine months of 2016, we had net proceeds of $6.5 million from bank deposits, as compared to net proceeds of $1.1 million from bank deposits for the comparable period of 2015. We had a cash outflow of $2.0 million (mainly for platform tools) and $1.2 million during the first nine months of 2016 and 2015, respectively, from purchase of property and equipment. We had a cash inflow of $0.1 million during the first nine months of 2015 from the sale of investment in Antcor Advanced Network Technologies S.A.

Financing Activities

Net cash provided by financing activities for the first nine months of 2016 was $5.6 million, compared to $6.4 million of net cash used in financing activities for the comparable period of 2015.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. During the first nine months of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million. During the first nine months of 2015, we repurchased 428,590 shares of common stock pursuant to our share repurchase program, at an average purchase price of $19.03 per share, for an aggregate purchase price of $8.2 million.

During the first nine months of 2016, we received $9.0 million from the exercise of stock-based awards, as compared to $5.4 million received for the comparable period of 2015. We had a cash outflow of $3.7 million during the first nine months of 2015 to pay the Contingent Consideration in connection with the acquisition of RivieraWaves.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our Euro cash balances increased significantly beyond our ordinary course Euro business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $5,000 and $30,000 for the third quarter and first nine months of 2016, respectively, and a foreign exchange loss of $3,000 and $451,000 for the comparable periods of 2015. The foreign exchange losses during the first nine months of 2015 principally reflected a significant devaluation of our Euro cash balances as the U.S. dollar strengthened significantly as compared to the Euro.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2016, we recorded accumulated other comprehensive gain of $5,000 and $23,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2015, we recorded accumulated other comprehensive loss of $175,000 and accumulated other comprehensive gain of $70,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2016, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $31,000, which will be recorded in the consolidated statements of income during the following three months. We recognized a net gain of $69,000 and $191,000 for the third quarter and first nine months of 2016, respectively, and a net gain of $59,000 and $58,000 for the comparable periods of 2015, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2016, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2016. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.63 million and $1.65 million for the third quarter and first nine months of 2016, respectively, as compared to $0.40 million and $1.19 million for the comparable periods of 2015. The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2016, principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields (mainly as a result of investments with longer maturity dates).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or loss of design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon and Cadence;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration to their IP) providers, such as ARM Holdings (announced to be acquired by SoftbBank), Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the connectivity markets with Imagination Technologies, ARM Holdings, Mindtree and STMicroelectronics;

•	we compete in the digital photography and embedded vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 27% of our total revenues for both the third quarter and first nine months of 2016, as compared to 45% and 33% for the comparable periods in 2015. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2016, and collectively represented 86% of our total royalty revenues for the third quarter of 2016. Two royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2016, and collectively represented 81% of our total royalty revenues for the first nine months of 2016. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were 58% and 54% of our total revenues for the third quarter and first nine months of 2016, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the baseband market (for handset and for other devices) represented 65% and 66% of our total revenues for the third quarter and first nine months of 2016, respectively. A significant portion of our royalty revenues in 2013 and 2014 were derived from lower cost feature phones. In 2015, a larger portion of LTE-based handsets utilized our technologies and generated higher royalty revenues and higher average selling prices. Although next generation products generally have higher average selling prices, the shift towards CEVA-powered LTE products was slower in 2013 and 2014, and we can provide no assurances that the positive trend in 2015 towards adoption of next generation products will continue on pace in future years. Furthermore, we can provide no assurances that we will be successful in offsetting any decline in revenues from feature phones with increased revenues from next generation products such as low-cost smartphones, including LTE-based phones. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP towards licensing open signal processing IP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE based smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 86% of our total revenues for the first nine months of 2016 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Terrorist attacks such as those that have recently occurred in France, where we have our wireless connectivity operations as a result of our acquisition of RivieraWaves, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for end products that incorporate our technologies. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld.

We currently receive research grants from programs of the Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade and the Seventh Framework Program of the European Union. We recorded an aggregate of $5,460,000 for the first nine months of 2016. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the Office of the Chief Scientist and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $23.1 million for the first nine months of 2016. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

There were no repurchases of our common stock during the three months ended September 30, 2016.

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

CEVA, INC.

Date: November 9, 2016	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer (principal executive officer)

Date: November 9, 2016	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer (principal financial officer and principal accounting officer)