Form 10-K
period 2016-12-31
CEVA INC
filed 2017-03-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐                     No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $369,784,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2016. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2017
Common Stock, $0.001 par value per share	21,480,976 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for smart, connected devices continues to progress;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones, in particular in emerging economies;

•	Our belief that RivieraWaves Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our intelligent audio processing IP is required for IoT applications, as voice is becoming a primary user interface for such applications;

•	Our belief that our specialization and competitive edge in digital signal processor technologies and the inherent low cost and power performance balance of our technologies put us in a strong position to capitalize on market adoption of next generation LTE, 5G and Wi-Fi technologies for multiple market and product sectors;

•	Our belief that our vision processing IP offers an additional growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that we have successfully transformed CEVA into a vertically integrated, one-stop IP house for wireless broadband and IoT-related technologies;

•	Our belief that the revolution in using machine learning and deep networks for camera-related use cases is an opportunity for us to expand our vision technology footprint to any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

Company Overview

Headquartered in Mountain View, California, CEVA is the leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, sound, long and short range wireless, include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and IoT devices, advanced imaging, computer vision and deep learning for any camera-enabled devices, as well as sound /voice/audio applications for a broad range IoT applications . For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi (802.11 b/g/n/ac up to 4x4). We also offer wired interface for storage (SATA and SAS).

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer, automotive and IoT companies. Our state-of-the-art technology has shipped in more than 8 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our revenue mix comprises primarily of IP licensing fees and related revenues, and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems.

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductors and OEMs. Actions, Altek, Beken, Broadcom, Celeno, Dialog Semiconductor, DSP Group, FujiFilm, HMicro, Intel, Leadcore, LG Electronics, Mediatek,, MicroChip, Novatek, NXP, ON Semiconductor, Panasonic, Renesas, Rockchip, Rohm, Samsung. Silver Spring Networks, Socionext, Sony, Spreadtrum, Toshiba, Yamaha and ZTE all leverage CEVA’s industry-leading signal processing IP.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. On July 4, 2014, we acquired 100% of RivieraWaves SAS, a privately-held, French company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies.

We have over 270 employees worldwide, with research and development facilities in Israel, France, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, France, Israel and the United States.

CEVA is traded on the NASDAQ Global Market under the symbol “CEVA”.

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are smart and connected and offer multimedia and wireless communications capabilities (e.g. video, audio, imaging, vision, artificial intelligence and cellular).

Short Range Wireless IPs

Wi-Fi and Bluetooth have become key connectivity technologies to form the basis for the Internet of Things (“IoT”), providing the connection between the billions of devices and the networks that they communicate with.

Design Gap

The demand for smarter, better connected mobile, consumer, automotive, industrial and IoT devices continues to grow. These devices require more connectivity, greater feature sets and a richer user experience. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless and connectivity technologies like 5G, Wi-Fi 802.11ac and Bluetooth 5 and multimedia technologies such as advanced image enhancement, computer vision, deep learning and voice and audio pre- and post-processing have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

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

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs incorporating all the necessary hardware and software for target applications. Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. As CEVA offers expertise developing complete solutions in a number of key growth markets, including cellular baseband, wireless infrastructure, advanced imaging, computer vision, automotive safety, audio and voice applications, Wi-Fi, Bluetooth and storage, we believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

•	continue to develop and enhance our range of DSP cores with additional features, performance and capabilities;

•	continue to develop and invest in our short range wireless IPs, providing the newest standards and the most complete offerings to address our customers’ needs;

•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	continue to develop an ecosystem of third party partners developing software and solutions based on our technologies;

•	continue to invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

•	capitalize on our technology leadership in the development of advanced DSP technologies and connectivity IPs to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal DSPs or incumbent DSP suppliers with CEVA-based solutions; and

•	capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of signal processing IP for semiconductors and OEMs serving the mobile, consumer, automotive, industrial and IoT markets. Our ultra-low-power IPs for vision, audio, communications and connectivity include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and machine-to-machine devices, advanced imaging, computer vision and deep learning for any camera-enabled device, audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For connectivity, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi (802.11 b/g/n/ac up to 4x4) and serial storage (SATA and SAS).

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

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP and IP cores. Platforms typically integrate a CEVA DSP core, hardware subsystem and application-specific (e.g. LTE, computer vision or audio) software. Our family of DSP-based platforms are targeted for baseband processing within cellular handsets, Machine to Machine (M2M) type devices and base stations, wired communications, advanced imaging, computer vision and deep learning, and audio, voice & sensing and Internet-of-Things related applications.

CEVA Short Range Wireless IPs

Wi-Fi and Bluetooth low energy and dual mode are key technologies for any company looking to address the Internet-of-Things. Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Through our connectivity business unit, we are able to expand further into the Wi-Fi and Bluetooth smart connectivity markets. The advent of the Internet-of-Things has resulted in significant demand for connectivity IPs that solves a crucial void in many companies’ strategies to address this burgeoning market. Wi-Fi and Bluetooth standards are constantly evolving, and the many different end applications where these technologies are being deployed require further customization. By licensing rather than developing these technologies in house, companies can now get access to the latest standards and profiles from CEVA, without undertaking the expensive research and development costs required to develop these technologies internally. We also offer platform solutions for serial storage technology, addressing both consumer and enterprise uses (SATA and SAS).

Customers

We have licensed our DSP cores, platforms and connectivity IPs platforms to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Altek, Beken, Broadcom, Celeno, Dialog Semiconductor, DSP Group, FujiFilm, HMicro, Intel, Leadcore, LG Electronics, Mediatek, MicroChip, Novatek, NXP, ON Semiconductor, Panasonic, Renesas, Rockchip, Rohm, Samsung, Silver Spring Networks, Socionext, Spreadtrum, Toshiba, Yamaha and ZTE.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 27%, 31% and 25% of our total revenues for 2016, 2015 and 2014, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016; two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; and three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014. In 2016, we concluded a record forty nine new licensing deals, of which seventeen were with first time new customers and forty fife were for non-handset baseband applications.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 87% of our total revenues for 2016, 84% for 2015 and 77% for 2014. Customers in each of China and South Korea accounted for greater than 10% of our total revenues for both 2016 and 2015. Customers in China accounted for greater than 10% of our total revenues for 2014. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 11 to our consolidated financial statements, which appear elsewhere in this annual report.

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

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2016, we had 35 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. From time to time we develop a new DSP core and platform or connectivity product with close alignment with a number of tier-one industry players which signifies to the market that we are focused on viable applications that meet broad industry needs or try to get similar inputs and insight for our new developments from our marketing team. Generally, these industry leaders become licensees for these products allows us to create a roadmap for the future development of existing cores and application platforms and connectivity products, and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

We use a variety of marketing initiatives to stimulate demand and brand awareness in our target markets. These marketing efforts include contacts with industry analysts, presenting at key industry trade shows and conferences, and a comprehensive digital marketing program aimed at developing and nurturing relationships with potential customers. Our marketing group runs competitive benchmark analyses to help us maintain our competitive position.

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2016, we had 21 employees in technical support. Our technical support services include:

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

Research and Development

Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities. These efforts are largely driven by current and anticipated customer and market needs.

Our research and development team, consisting of 199 engineers as of December 31, 2016, work in six development centers located in Israel, France, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, application platforms, connectivity products (Wi-Fi and Bluetooth) and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, included the RivieraWaves-related expenses from July 2014, were approximately $26 million, $28 million and $31 million for 2014, 2015 and 2016, respectively.

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

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable or configurable DSP cores;

•	IP vendors that offer vision processing units for computer vision applications;

•	IP vendors that offers Bluetooth and Wi-Fi connectivity IPs;

•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization; and

•	internal design groups of large chip companies or OEMs that develop proprietary signal processing IP cores or engines for their own application-specific chipsets.

We face direct competition in the DSP and configurable core space mainly from Verisilicon, Cadence and Synopsys, which licenses DSP cores in addition to their respective semiconductor and EDA businesses. In the short range wireless space, we face direct competition from ARM Holdings, Imagination Technologies, Mindtree and STMicroelectronics (previously ST Ericsson).

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP accelerator that is responsible for communication and video/audio/voice-related tasks or in some cases connectivity capabilities. CPU companies, such as ARM Holdings, Cadence, Imagination Technologies and Synopsys have added DSP acceleration and /or connectivity solutions and make use of it to provide platform solutions in the areas of baseband, video, imaging, vision, audio and connectivity.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the digital embedded imaging and vision market – ARM Holdings, Synopsys, Cadence and Videantis, as well as GPU IP providers such as ARM Holdings, Imagination Technologies and Verisilicon;

•	in the serial storage technology market – Rambus’ Snowbush IP Group, Silicon Image and Synopsys; and

•	in audio and voice applications market – ARM Holdings, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2016, we hold 53 patents in the United States, four patents in Canada, 29 patents in the EME (Europe and Middle East) region and seven patents in Asia Pacific (APAC) region, totaling 93 patents, with expiration dates between 2017 and 2035. In addition, as of December 31, 2016, we have nine patent applications pending in the United States, five pending patent applications in Canada, 16 pending patent applications in the EME region and seven pending patent applications in the APAC region, totaling 37 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2016 by function and geographic location.

Number
Total employees	278
Function
Research and development	199
Sales and marketing	35
Administration	23
Technical support	21
Location
Israel	171
France	43
Ireland	14
China	13
United States	12
United Kingdom	11
Elsewhere	14

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or lose design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon, Cadence and Synopsys;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM Holdings (acquired by SoftbBank), Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the short range wireless markets with ARM Holdings, Mindtree, Imagination Technologies and STMicroelectronics;

•	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante (part of Verisilicon) ; and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the EURO and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the timing of Israeli R&D government grants from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel) (the “IIA”), EU grants and French research tax credits;

•	the timing of our payment of royalties to the IIA, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the IIA;

•	statutory changes associated with research tax benefits applicable to French technology companies;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our signal processing IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 27%, 31% and 25% of our total revenues for 2016, 2015 and 2014, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016; two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; and three royalty paying customers each represented 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with RivieraWaves’ operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-handset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 56%, 46% and 44% of our total revenues for 2016, 2015 and 2014, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

Our total revenues derived solely from the handset baseband market (for mobile handset and for other modem connected devices) represented 69%, 68% and 72% of our total revenues for 2016, 2015 and 2014, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP towards licensing open signal processing IP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE-based smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 87% of our total revenues for 2016, 84% for 2015 and 77% for 2014 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the U.S. dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws, treaties and technical standards;

•	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

•	political and economic instability, including terrorist attacks and protectionist polices; and

•	changes in diplomatic and trade relationships.

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

Terrorist attacks such as those that have occurred in France, where we have our wireless connectivity operations as a result of our acquisition of RivieraWaves, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for end products that incorporate our technologies. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld.

We currently receive research grants from programs of the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade) and the Seventh Framework Program of the European Union. We recorded an aggregate of $6,410,000, $4,997,000 and $4,586,000 in 2016, 2015 and 2014, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the EURO, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the CIR, which is generally refunded every three years.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $30.8 million, $28.1 million and $25.8 million for 2016, 2015 and 2014, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. In addition, because our Israeli, Irish and French operations are owned by subsidiaries of our U.S. parent corporation, distributions to the U.S. parent corporation, and in certain circumstances undistributed income of the subsidiaries, may be subject to U.S. taxes. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, starting in 2012, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules.

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

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2016:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities

Mountain View, CA, U.S. (1)	8 years	2023	3,769	Headquarters; sales and marketing; administration

Herzeliya, Israel (2)	6 years	2020	35,801	Research and development; administration; sales and marketing

Dublin, Ireland (3)	10 years	2026	1,755	Research and development; administration

Cork, Ireland (4)	5 years	2021	2,870	Research and development

Belfast, UK (5)	15 years	2019	2,600	Research and development

Sophia Antipolis, France (6)	9 years	2021	7,535	Research and development; administration; sales and marketing

Shanghai, China	3 years	2018	3,438	sales and marketing

Tokyo, Japan	3 years	2019	1,713	sales and marketing

(1)	Break clause in the lease exercisable in 2020.
(2)	Break clause in the lease exercisable in 2018.
(3)	Break clause in the lease exercisable in 2021.

(4)	Break clause in the lease exercisable in 2018.
(5)	Break clause in the lease exercisable on payment of one year rent.
(6)	Break clause exercisable in 2018.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 60, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 33 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 48, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 51, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 24, 2017, there were approximately 1,876 holders of record, which we believe represents approximately 9,286 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on March 3, 2017 was $33.45 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2016
First Quarter	$23.15	$17.41
Second Quarter	$27.90	$21.77
Third Quarter	$36.29	$26.13
Fourth Quarter	$35.55	$28.50
2015
First Quarter	$23.16	$17.33
Second Quarter	$22.45	$18.45
Third Quarter	$19.52	$16.98
Fourth Quarter	$27.14	$17.77

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2016 regarding options, SARs and RSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2017 Proxy Statement for the 2017 annual meeting of stockholders to be held on May 15, 2017 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2016.

2016 Annual Meeting of Stockholders

We anticipate that the 2017 annual meeting of our stockholders will be held on May 15, 2017 in New York City, NY.

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

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16

CEVA, Inc.	100.00	52.05	50.30	59.95	77.20	110.87

NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89

Morningstar Semiconductor	100.00	106.73	132.99	171.56	183.39	239.66

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2011, through December 31, 2016, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2011), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2011, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2016,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	$21,727	$22,372	$28,348	$32,135	$31,874
Royalties	31,950	26,528	22,460	27,364	40,779

Total revenues	53,677	48,900	50,808	59,499	72,653
Cost of revenues	3,952	5,163	5,000	5,424	6,086

Gross profit	49,725	43,737	45,808	54,075	66,567
Operating expenses:
Research and development, net	20,243	21,216	25,828	28,113	30,838
Sales and marketing	9,231	10,092	9,815	10,168	11,540
General and administrative	7,884	7,670	8,054	8,184	8,567
Amortization of intangible assets	—	—	649	1,298	1,236

Total operating expenses	37,358	38,978	44,346	47,763	52,181

Operating income	12,367	4,759	1,462	6,312	14,386
Financial income, net	3,380	2,714	975	1,069	2,039
Other loss	—	—	(404)	—	—

Income before taxes on income	15,747	7,473	2,033	7,381	16,425
Income taxes	2,062	788	2,852	1,114	3,325

Net income (loss)	$13,685	$6,685	$(819)	$6,267	$13,100

Basic net income (loss) per share	$0.60	$0.30	$(0.04)	$0.31	$0.63
Diluted net income (loss) per share	$0.59	$0.30	$(0.04)	$0.30	$0.61

	December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$131,545	$131,433	$93,777	$87,044	$122,117

Total assets	216,333	212,327	207,005	212,649	242,495

Total long-term liabilities	6,158	7,255	7,961	7,571	8,349

Total stockholders’ equity	$196,068	$190,895	$179,049	$186,095	$211,551

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015				2016
Revenues:
Licensing and related revenue	$7,839	$7,669	$8,600	$8,027	$8,650	$7,470	$7,456	$8,298
Royalties	5,995	5,690	7,635	8,044	7,858	9,633	10,390	12,898

Total revenues	13,834	13,359	16,235	16,071	16,508	17,103	17,846	21,196

Cost of revenues	1,185	1,550	1,281	1,408	1,628	1,403	1,422	1,633

Gross profit	12,649	11,809	14,954	14,663	14,880	15,700	16,424	19,563

Operating expenses:
Research and development, net	7,363	7,241	6,571	6,938	7,914	7,811	7,346	7,767
Sales and marketing	2,426	2,548	2,384	2,810	2,845	2,855	2,763	3,077
General and administrative	1,972	1,666	2,183	2,363	1,990	2,078	2,218	2,281
Amortization of intangible assets	325	324	325	324	309	309	309	309

Total operating expenses	12,086	11,779	11,463	12,435	13,058	13,053	12,636	13,434
Operating income	563	30	3,491	2,228	1,822	2,647	3,788	6,129
Financial income (loss), net	(27)	269	401	426	441	561	615	422

Income before taxes on income	536	299	3,892	2,654	2,263	3,208	4,403	6,551
Income taxes	50	131	583	350	463	497	1,015	1,350

Net income	$486	$168	$3,309	$2,304	$1,800	$2,711	$3,388	$5,201
Basic net income per share	$0.02	$0.01	$0.16	$0.11	$0.09	$0.13	$0.16	$0.24
Diluted net income per share	$0.02	$0.01	$0.16	$0.11	$0.09	$0.13	$0.15	$0.24
Weighted average shares used to compute net income per share (in thousands):
Basic	20,418	20,564	20,448	20,491	20,520	20,604	21,025	21,239
Diluted	20,958	20,984	20,811	21,203	20,926	21,371	21,883	22,068

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016, both appearing elsewhere in this annual report.

Headquartered in Mountain View, California, CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power IPs for vision, sound, long and short range wireless, include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and IoT devices, advanced imaging, computer vision and deep learning for any camera-enabled device, as well as sound/voice/audio applications for multiple Internet of Things (IoT) markets. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi (802.11 b/g/n/ac up to 4x4). We also offer wired interface for storage (SATA and SAS).

Our technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to wireless, consumer, automotive and IoT companies. Our state-of-the-art technology has shipped in more than 8 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our DSPs power many leading handset OEMs in the world today, including a tier-one U.S. brand, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 42% of the worldwide shipment volume in the third quarter of 2016.

In July 2014, we acquired RivieraWaves SAS (“RivieraWaves”), a privately-held, French company and a leading provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies.

We believe the adoption of our signal processing IP cores and software for smart, connected devices continues to progress. Devices for such markets include smartphones, tablets, smart home appliances, wearables, surveillance, connected car, drones, robots and industrial and medical equipment. As a testament to this growing trend, during the fourth quarter of 2016, we concluded fifteen licensing deals, eight of which were for our imaging and vision technologies. These customers will incorporate our technology into smartphones, automotive ADAS, DSLR cameras and surveillance systems.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During the fourth quarter of 2016, we reported the shipment of 83 million LTE chipsets, which equates to 21% market share of the smartphone LTE devices sold worldwide for the third quarter of 2016. Moreover, the total number of LTE smartphones powered by our DSPs in 2016 reached 226 million units, up from 70 million in 2015. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones, in particular in emerging economies.

•	Our specialization and competitive edge in digital signal processor technologies for next generation LTE, 5G and Wi-Fi technologies in base stations, and the inherent low cost and power performance balance of our technologies, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple market and product sectors, including small cells, macrocells, routers and machine-to-machine.

•	Together with our presence in the handset baseband market, RivieraWaves’ Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per recent data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 47 million CEVA-powered Bluetooth chips reported by our customers for the fourth quarter of 2016, and reaching 138 million units for the full year 2016.

•	The market potential for intelligent audio processing required, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for machine learning and deep networks for camera-related use cases in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor and our new CEVA-XM6 vision processor and platform for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 30 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing these new markets under the IoT umbrella, we expect significant growth in our unit shipments for non-handset baseband applications over the next few years, up from approximately 210 million royalty-bearing units annually in 2016 to 700 to 900 million units annually by 2018.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, handset baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we derive a significant portion of our revenues from the handset baseband market, any negative trends in that market would adversely affect our financial results.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles—Goodwill and other”. ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment and proceed directly to performing the two steps goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. During 2014, 2015 and 2016, no impairment of goodwill was identified.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2015 and 2016 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 13 to our Consolidated Financial Statements for the year ended December 31, 2016 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

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

During the years ended December 31, 2014, 2015 and 2016, no other-than temporary impairment were recorded related to our marketable securities.

Recently Issued and Adopted Accounting Pronouncement

(a) Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on identifying performance obligations.

The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the modified retrospective method rather than full retrospective method.

The new standard will be effective for us beginning January 1, 2018, but adoption as of the original effective date of January 1, 2017 is permitted. We will adopt the new standard as of January 1, 2018.

We have made progress toward completing our evaluation of the potential changes from adopting this new standard on our financial reporting and disclosures. We have evaluated the impact of the standard on majority of our revenue streams and associated contracts. We expect to complete the contract evaluations and validate the results during the first half of 2017. We formed an implementation work group and expect to complete the evaluation of the impact of the accounting and disclosure changes on our business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. We expect to continue to recognize most of our revenue at a point in time upon delivery of our products. We expect to recognize revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of our performance obligations, which is similar to the current method.

Based on our current analysis the most significant effect, if any, will be related to certain deliverables that may be considered as a distinct performance obligations separate from other performance obligations and will be measured using the relative standalone selling price basis.

In addition, incremental costs that are related to sales from contracts signed during the period would require capitalization. We also will consider if there is a significant financing component if the time between payment and performance is more than one year.

We continue to assess all potential impacts under the new revenues standard.

(b) Other accounting standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We are in the process of evaluating this guidance to determine the impact it will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The amendments in this update became effective on January 1, 2017. Our adoption of ASU 2016-09 will not have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on our net income. We plan to adopt ASU 2016-13 effective January 1, 2020.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements, but it is not expected to have a material impact.

In 2016, we adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 did not have an impact on our consolidated financial statements or related disclosures.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2014	2015	2016
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	55.8%	54.0%	43.9%
Royalties	44.2%	46.0%	56.1%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	9.8%	9.1%	8.4%
Gross profit	90.2%	90.9%	91.6%
Operating expenses:
Research and development, net	50.8%	47.2%	42.4%
Sales and marketing	19.3%	17.1%	15.9%
General and administrative	15.9%	13.8%	11.8%
Amortization of intangible assets	1.3%	2.2%	1.7%

Total operating expenses	87.3%	80.3%	71.8%

Operating income	2.9%	10.6%	19.8%
Financial income, net	1.9%	1.8%	2.8%
Other loss	(0.8)%	—	—

Income before taxes on income	4.0%	12.4%	22.6%
Income taxes	5.6%	1.9%	4.6%

Net income (loss)	(1.6)%	10.5%	18.0%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2014	2015	2016
Total revenues (in millions)	$50.8	$59.5	$72.7
Change year-on-year	—	17.1%	22.1%

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 27%, 31% and 25% of our total revenues for 2016, 2015 and 2014, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016; two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015; and three royalty paying customers each representing 10% or more of our total royalty revenues for 2014, and collectively represented 79% of our total royalty revenues for 2014. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2014	2015	2016
DSP products (DSP cores and platforms):
Baseband for handset and other devices	72%	68%	69%
Other non-baseband (audio, imaging and vision)	15%	14%	15%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	13%	18%	16%

We expect to continue to generate a significant portion of our revenues for 2017 from the above products and services.

Licensing and related revenue

	2014	2015	2016
Licensing and related revenue (in millions)	$28.3	$32.1	$31.9
Change year-on-year	—	13.4%	(0.8)%

The slight decrease in licensing and related revenues from 2015 to 2016 is explained by lower revenues from the handset baseband markets, partially offset by positive licensing demand and a continuation of an increase in a number of deals for our connectivity IPs, in particular Bluetooth IPs, and our vision-related products. The increase in licensing and related revenues from 2014 to 2015 principally reflected higher revenues from our connectivity IP products, mainly from Bluetooth IP, due to our acquisition of RivieraWaves, and from higher revenues of our imaging and vision DSP cores and platforms, partially offset by lower revenues from our non- handset baseband DSP cores and platforms.

Our higher licensing and related revenue in 2016 and 2015 illustrate that we have successfully transformed CEVA into a vertically integrated, one-stop IP house for wireless broadband and IoT-related technologies. Our unique portfolio of LTE-Advanced and 5G baseband, Bluetooth, Wi-Fi, imaging, vision and voice platforms continue to set new milestones in innovation and customer traction. In 2016, we concluded a record 49 licensing agreements (45 of which were for non-handset baseband and 17 were with first-time customers), compared to 47 and 36 in 2015 and 2014, respectively.

Our technologies are now designed in by leading semiconductor companies and OEMs in their base stations, smartphone application processors, imaging chips, drones, surveillance systems, audio chips, as well as automotive, smart grid, Wi-Fi, satellite communication, connectivity, GPS devices and connectivity for Internet-of-Things.

Licensing and related revenue accounted for 43.9% of our total revenues for 2016, compared with 54.0% and 55.8% of our total revenues for 2015 and 2014, respectively.

Royalty Revenues

	2014	2015	2016
Royalty revenues (in millions)	$22.5	$27.4	$40.8
Change year-on-year	—	21.8%	49.0%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. The royalties are invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of baseband chips that incorporate our technologies represented approximately 36%, 30% and 34% of the worldwide baseband volume in 2016, 2015 and 2014, respectively, and accounted for approximately 91%, 88% and 86% of our total royalty revenues for 2016, 2015 and 2014, respectively.

The increase in royalty revenues from 2015 to 2016 mainly reflected an exceptional royalty revenue growth from CEVA-powered smartphones in general and LTE shipments in particular. The growth of LTE baseband shipments powered by our DSPs has accelerated noticeably both in high tier premium phones as well as lower cost LTE smartphones, reaching 83 million devices reported for the fourth quarter of 2016 and overall 226 million for 2016, up from 70 million in 2015. The increase in royalty revenues from 2014 to 2015 mainly reflected first time acceleration of CEVA-powered LTE smartphone shipments in the second half of the year, which enabled us to reach a record 70 million LTE units for the year. The five largest royalty-paying customers accounted for 92% of our total royalty revenues for 2016, compared to 87% of our total royalty revenues for both 2015 and 2014.

Our customers reported sales of 1,076 million chipsets incorporating our technologies in 2016, compared to 917 million in 2015 and 881 million in 2014. The increase in units shipped in 2016 as compared to 2015 is attributable to a significant increase in smartphone baseband chip shipments, including LTE baseband chips (which also bear higher average selling prices than feature phone baseband products), partially offset by lower feature phone baseband chip shipments. The increase in units shipped in 2015 as compared to 2014 primarily resulted from ramp up of both CEVA-powered LTE smartphones and Bluetooth products, offset by lower feature phone products.

Geographic Revenue Analysis

	2014			2015		2016
	(in millions, except percentages)
United States	$11.7		23.0%	$9.7	16.4%	$9.2	12.6%
Europe, Middle East (EME)	$5.6		11.1%	$7.1	11.9%	$10.9	15.0%
Asia Pacific (APAC) (1) (2)	$33.5		65.9%	$42.7	71.7%	$52.6	72.4%
(1) China	$20.6		40.5%	$30.0	50.4%	$30.0	41.3%
(2) S. Korea	*	)	* )	$6.2	10.4%	$15.5	21.4%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The decrease in revenues in absolute dollars and percentage terms in the United States from 2015 to 2016 reflected lower licensing and royalty revenues mainly due to less design starts and production ramp ups. The decrease in revenues in absolute dollars and percentage terms in the United States from 2014 to 2015 reflected lower royalty revenues mainly from Broadcom after it elected to shut down its wireless handset chip business.

The increase in revenues in absolute dollars and percentage in the EME region from 2015 to 2016 primarily reflected higher licensing activities for base station applications and connectivity products as well higher royalty revenues. The increase in revenues in absolute dollars and percentage in the EME region from 2014 to 2015 primarily reflected higher licensing activities for connectivity products, partially offset by lower royalty revenues mainly due to key customers that decided to exit or refocus their efforts in the baseband market, like STMicroelectronics and Intel.

The increase in revenues in absolute dollars and percentage terms in the APAC region from both 2015 to 2016 and 2014 to 2015 primarily reflected higher royalty revenues from production ramp up and market share gains of our customers.

Cost of Revenues

	2014	2015	2016
Cost of revenues (in millions)	$5.0	$5.4	$6.1
Change year-on-year	—	8.5%	12.2%

Cost of revenues accounted for 8.4% of our total revenues for 2016, compared to 9.1% of our total revenues for 2015 and 9.8% of our total revenues for 2014. The absolute dollar increase in cost of revenues for 2016 as compared to 2015 principally reflected higher customization work for our licensees. The absolute dollar increase in cost of revenues for 2015 as compared to 2014 principally reflected higher salary and related costs and higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel) (the “IIA”).

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the IIA and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2016, 2015 and 2014 were $246,000, $155,000 and $193,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2014	2015	2016
	(in millions)
Research and development, net	$25.8	$28.1	$30.8
Sales and marketing	$9.8	$10.2	$11.5
General and administration	$8.1	$8.2	$8.6
Amortization of intangible assets	$0.6	$1.3	$1.2

Total operating expenses	$44.3	$47.8	$52.1
Change year-on-year	—	7.7%	9.2%

The increase in total operating expenses for 2016 as compared to 2015 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA. The increase in total operating expenses for 2015 as compared to 2014 principally reflected: (1) higher salary and related costs, which mainly included salary and related costs associated with the RivieraWaves employees as a result of our acquisition in July 2014; (2) higher project-related expenses; and (3) amortization charges for intangible assets acquired from RivieraWaves, partially offset by French research tax benefits applicable to Crédit Impôt Recherche (“CIR”) and lower non-cash equity-based compensation expenses.

Research and Development Expenses, Net

	2014	2015	2016
Research and development expenses, net (in millions)	$25.8	$28.1	$30.8
Change year-on-year	—	8.8%	9.7%

The net increase in research and development expenses for 2016 as compared to 2015 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA. The net increase in research and development expenses for 2015 as compared to 2014 principally reflected: (1) higher salary and related costs, which mainly included: (i) higher number of research and development personnel; (ii) salary and related costs associated with the RivieraWaves employees as a result of our acquisition in July 2014; and (iii) salary raises and higher employee compensation accruals, partially offset by lower currency exchange expenses as a result of the devaluation of the Israeli NIS against the U.S. dollar, and (2) higher project-related expenses, partially offset by higher research tax benefits applicable to CIR and higher research grants received from the IIA. The average number of research and development personnel in 2016 was 194, compared to 182 in 2015 and 155 in 2014. The number of research and development personnel was 199 at December 31, 2016 as compared with 184 at year-end 2015 and 174 at year-end 2014.

Research and development expenses, net of related government grants and CIR, were 42.4% of our total revenues for 2016, as compared with 47.2% for 2015 and 50.8% for 2014. We recorded research grants under funding programs of $6,410,000 in 2016, compared with $4,997,000 in 2015 and $4,586,000 in 2014. We recorded CIR benefits of $1,485,000, $1,414,000 and $675,000 in 2016, 2015 and 2014, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2016, 2015 and 2014 were $2,860,000, $1,838,000and $2,027,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2014	2015	2016
Sales and marketing expenses (in millions)	$9.8	$10.2	$11.5
Change year-on-year	—	3.6%	13.5%

The increase in sales and marketing expenses for 2016 as compared to 2015 principally reflected higher salary and related costs, higher commission costs, higher travel costs and higher non-cash equity-based compensation expenses. The increase in sales and marketing expenses for 2015 as compared to 2014 principally reflected higher salary and related costs, partially due to additional number of personnel, higher commission expenses and higher marketing and trade shows activities, offset by lower non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 15.9% for 2016, as compared with 17.1% for 2015 and 19.3% for 2014. The total number of sales and marketing personnel was 35 at year-end 2016, as compared with 34 at year-end of 2015 and 29 at year-end of 2014. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2016, 2015 and 2014 were $922,000, $568,000 and $909,000, respectively.

General and Administrative Expenses

	2014	2015	2016
General and administrative expenses (in millions)	$8.1	$8.2	$8.6
Change year-on-year	—	1.6%	4.7%

The increase in general and administrative expenses for 2016 as compared to 2015 principally reflected higher non-cash equity-based compensation expenses, partially offset by lower professional services costs. The increase in general and administrative expenses for 2015 as compared to 2014 principally reflected higher salary and related costs, partially offset by lower non-cash equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 11.8% for 2016, as compared with 13.8% for 2015 and 15.9% for 2014. The total number of general and administrative personnel was 23 at year-end 2016, as compared with 23 at year-end of 2015 and 21 at year-end of 2014. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2016, 2015 and 2014 were $2,208,000, $1,454,000and $1,882,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $1.2 million, $1.3 million and $0.6 million for 2016, 2015 and 2014, respectively. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of December 31, 2016, the net amount of intangible assets was $3.0 million.

Financial Income, net

	2014	2015	2016
	(in millions)
Financial income, net	$0.97	$1.07	$2.04
of which:
Interest income and gains and losses from marketable securities, net	$1.71	$1.66	$2.23
Foreign exchange loss	$(0.57)	$(0.49)	$(0.19)
Accretion of Contingent Consideration	$(0.17)	$(0.10)	—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities, foreign exchange movements and changes in fair value related to Contingent Consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, for 2016 as compared to 2015 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields. The slight decrease in interest income and gains and losses from marketable securities, net, for 2015 as compared to 2014 reflected lower combined cash, bank deposits and marketable securities balances held, offset by higher yields.

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

Provision for Income Taxes

During the years 2016, 2015 and 2014, we recorded tax expenses of $3.3 million, $1.1 million and $2.9 million, respectively. The increase in provision for income taxes in 2016 as compared to 2015 principally reflected: (1) higher income before taxes on income; (2) tax expenses relating to an uncertain tax position for prior years; and (3) a one-time write off of a deferred tax liabilities in 2015 related to the RivieraWaves acquisition. The decrease in provision for income taxes in 2015 as compared to 2014 principally reflected a one-time write off of a deferred tax asset in 2014 due to a change in the estimation for taxable income for future years of our U.S operations, partially offset by: (i) higher income before taxes on income, and (ii) tax benefits in 2014 resulting from the expiration of statute of limitations in a certain foreign tax jurisdiction. We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.33% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first six investment programs were subject to corporate tax rate of 25% in 2016, and our Israeli subsidiary’s seventh and eighth investment programs were subject to corporate tax rate of 10% in 2016. However, our Israeli subsidiary received an approval for the erosion of tax basis with respect to its second, third, fourth, fifth and sixth investment programs, and this resulted in an increase in the taxable income attributable to the seventh and eighth investment programs, which were subject to a reduced tax rate of 10% in 2016. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2017.

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

For more information about our provision for income taxes, see Note 13 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had approximately $18.4 million in cash and cash equivalents, $46.2 million in short term bank deposits, $61.9 million in marketable securities, and $30.0 million in long term bank deposits, totaling $156.5 million, as compared to $139.3 million at December 31, 2015. The increase in 2016 as compared to 2015 principally reflected cash provided by operating activities and cash proceeds from exercise of stock-based awards, partially offset by the repurchase of 180,013 shares of common stock.

Out of total cash, cash equivalents, bank deposits and marketable securities of $156.5 million at year end 2016, $121.9 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During 2016, we invested $85.0 million of cash in bank deposits and marketable securities with maturities up to 59 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $66.4 million. During 2015, we invested $83.1 million of cash in bank deposits and marketable securities with maturities up to 40 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $75.6 million. During 2014, we invested $89.9 million of cash in bank deposits and marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $102.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2016, 2015 and 2014. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2016.

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

Operating Activities

Cash provided by operating activities in 2016 was $14.5 million and consisted of net income of $13.1 million, adjustments for non-cash items of $10.0 million, and changes in operating assets and liabilities of $8.6 million. Adjustments for non-cash items primarily consisted of $2.6 million of depreciation and amortization of intangible assets, $6.2 million of equity-based compensation expenses and $1.1 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $11.0 million, an increase in prepaid expenses and other current assets of $0.6 million, and an increase in deferred tax, net of $0.6 million, partially offset by an increase in deferred revenues of $3.5 million and an increase in income tax payable of $0.7 million.

Cash provided by operating activities in 2015 was $19.4 million and consisted of net income of $6.3 million, adjustments for non-cash items of $7.8 million, and changes in operating assets and liabilities of $5.3 million. Adjustments for non-cash items primarily consisted of $2.4 million of depreciation and amortization of intangible assets, $4.0 million of equity-based compensation expenses, $1.1 million of amortization of premiums on available-for-sale marketable securities and $0.2 million of unrealized foreign exchange loss. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $4.3 million, an increase in deferred revenues of $1.1 million and an increase in accrued payroll and related benefits of $1.7 million, partially offset by an increase in deferred tax assets, net, of $1.2 million and an increase in accrued interest on bank deposits of $0.3 million.

Cash provided by operating activities in 2014 was $9.1 million and consisted of net loss of $0.8 million, adjustments for non-cash items of $8.5 million, and changes in operating assets and liabilities of $1.4 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization of intangible assets, $5.0 million of equity-based compensation expenses, $1.1 million of amortization of premiums on available-for-sale marketable securities, $0.6 million of unrealized foreign exchange loss and $0.4 million of loss on realization of investment in Antcor. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $0.8 million, a decrease in accrued interest on bank deposits of $0.4 million, a decrease in deferred tax assets, net, of $2.5 million, an increase in deferred revenues of $1.0 million and an increase in accrued payroll and related benefits of $0.8 million, partially offset by an increase in trade receivables of $2.4 million, a decrease in trade payables of $0.7 million and a decrease in income tax payable of $1.1 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent funding from the IIA and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities in 2016 was $21.0 million, as compared to net cash used in investing activities of $9.6 million in 2015 and net cash used in investing activities of $0.9 million in 2014. We had a cash outflow of $43.5 million with respect to investments in marketable securities and a cash inflow of $28.8 million with respect to maturity and sell of marketable securities during 2016. Included in the cash outflow during 2016 was net investment of $3.9 million in bank deposits. We had a cash outflow of $29.8 million with respect to investments in marketable securities and a cash inflow of $28.1 million with respect to maturity and sell of marketable securities during 2015. Included in the cash outflow during 2015 was net investment of $5.9 million in bank deposits. We had a cash outflow of $38.4 million with respect to investments in marketable securities and a cash inflow of $57.6 million with respect to maturity and sell of marketable securities during 2014 (to some extent, to finance the $13.5 million cash payment, net of cash acquired, to acquire RivieraWaves in 2014). Included in the cash outflow during 2014 was net investment of $6.2 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.4 million in 2016, $2.2 million in 2015 and $1.4 million in 2014. We had a cash inflow of $0.1 million and $1.0 million in 2015 and 2014, respectively, from the sale of our investment in Antcor.

Financing Activities

Net cash provided by financing activities in 2016 was $6.2 million, as compared to net cash used in financing activities of $7.0 million and $15.7 million in 2015 and 2014, respectively.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In 2016, we repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3.4 million. In 2015, we repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10.1 million. In 2014, we repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18.7 million. As of December 31, 2016, 311,056 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2016, 2015 and 2014, we received $9.6 million, $6.7 million and $3.0 million, respectively, from the exercise of stock-based awards.

In 2015, we paid $3.7 million of the Contingent Consideration in connection with our acquisition of RivieraWaves.

In 2015, we classified $0.1 million of excess tax benefit from equity-based compensation expenses as financing cash flows.

We believe that our cash and cash equivalent, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurance, however, that the underlying assumed levels of revenues and expenses will prove to be accurate.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2016:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations—Leasehold properties	3,112	1,295	1,562	255	—
Purchase Obligations—design tools	7,119	3,019	4,100	—	—
Other purchase Obligations	2,456	2,456	—	—	—

Total	12,687	6,770	5,662	255	—

Operating leasehold obligations principally relate to our offices in Israel, Ireland, France, China, Japan and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2016, our income tax payable, net of withholding tax credits, included $3,784,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2016, the amount of accrued severance pay was $8,349,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $408,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, during the second half of 2014, our EURO cash balances increased significantly beyond our ordinary course EURO business liabilities as a result of the acquisition of RivieraWaves. This has resulted in a foreign exchange loss of $0.19 million, $0.49 million and $0.57 million for 2016, 2015 and 2014, respectively. The foreign exchange losses during 2016, 2015 and 2014 principally reflected a significant devaluation of our EURO cash balances as the U.S. dollar strengthened significantly as compared to the EURO.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2016, 2015 and 2014, we recorded accumulated other comprehensive loss of $3,000, accumulated other comprehensive gain of $65,000 and accumulated other comprehensive loss of $41,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2016, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $5,000, which will be recorded in the consolidated statements of income during the following three months. We recognized a net gain of $0.16 million for 2016, a net gain of $0.10 million for 2015 and a net loss of $0.38 million for 2014, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of December 31, 2016, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2016. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.23 million in 2016, $1.66 million in 2015 and $1.71 million in 2014. The increase in interest income and gains and losses from marketable securities, net, for 2016 as compared to 2015 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields. The slight decrease in interest income and gains and losses from marketable securities, net, for 2015 as compared to 2014 reflected lower combined cash, bank deposits and marketable securities balances held, offset by higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2016.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2017 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2017 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2016 and 2015.

•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts.

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

AS OF DECEMBER 31, 2016

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited the accompanying consolidated balance sheets of CEVA, Inc. as of December 31, 2015 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEVA, Inc. at December 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEVA, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 10, 2017

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

We have audited CEVA, Inc.`s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CEVA, Inc.`s management is responsible for maintaining effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEVA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEVA, Inc. as of December 31, 2015 and 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of CEVA, Inc. and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel Aviv, Israel

March 10, 2017

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,909	$18,401
Short-term bank deposits	30,767	46,247
Marketable securities (Note 3)	48,266	61,868
Trade receivables (net of allowance for doubtful accounts of $0 and $25 at December 31, 2016 and December 31, 2015, respectively)	4,068	15,044
Prepaid expenses and other current assets	4,017	3,152

Total current assets	106,027	144,712

Long-term assets:
Bank deposits	41,334	29,977
Severance pay fund	7,297	7,941
Deferred tax assets (Note 13)	1,628	2,252
Property and equipment, net (Note 5)	3,731	4,805
Goodwill	46,612	46,612
Intangible assets, net (Note 6)	4,214	2,978
Investments in other company	1,806	1,806
Other long-term assets	—	1,412

Total long-term assets	106,622	97,783

Total assets	$212,649	$242,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$693	$571
Deferred revenues	2,763	6,258
Accrued expenses and other payables (Note 7)	3,633	4,015
Accrued payroll and related benefits	11,894	11,751

Total current liabilities	18,983	22,595

Long-term liabilities:
Accrued severance pay	7,571	8,349

Total long-term liabilities	7,571	8,349

Stockholders’ equity (Note 8):
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2015 and 2016; 20,529,933 and 21,273,500 shares outstanding at December 31, 2015 and 2016, respectively	21	21
Additional paid in-capital	208,744	212,103
Treasury stock at cost (3,065,227 and 2,321,660 shares of common stock at December 31, 2015 and 2016, respectively)	(51,798)	(39,507)
Accumulated other comprehensive loss (Note 10)	(419)	(497)
Retained earnings	29,547	39,431

Total stockholders’ equity	186,095	211,551

Total liabilities and stockholders’ equity	$212,649	$242,495

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2015	2016
Revenues:
Licensing and related revenue	$28,348	$32,135	$31,874
Royalties	22,460	27,364	40,779

Total revenues	50,808	59,499	72,653

Cost of revenues	5,000	5,424	6,086

Gross profit	45,808	54,075	66,567

Operating expenses:
Research and development, net	25,828	28,113	30,838
Sales and marketing	9,815	10,168	11,540
General and administrative	8,054	8,184	8,567
Amortization of intangible assets (Note 6)	649	1,298	1,236

Total operating expenses	44,346	47,763	52,181

Operating income	1,462	6,312	14,386
Financial income, net (Note 12)	975	1,069	2,039
Other loss (Note 1)	(404)	—	—

Income before taxes on income	2,033	7,381	16,425
Income taxes (Note 13)	2,852	1,114	3,325

Net income (loss)	$(819)	$6,267	$13,100

Basic net income (loss) per share	$(0.04)	$0.31	$0.63

Diluted net income (loss) per share	$(0.04)	$0.30	$0.61

Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	20,622	20,480	20,850

Diluted	20,622	20,989	21,565

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Year Ended December 31,
	2014	2015	2016
Net income (loss):	$(819)	$6,267	$13,100
Other comprehensive loss before tax:
Available-for-sale securities:
Changes in unrealized losses	(324)	(151)	(95)
Reclassification adjustments for (gains) losses included in net income	(6)	78	9

Net change	(330)	(73)	(86)

Cash flow hedges:
Changes in unrealized gains (losses)	(430)	177	158
Reclassification adjustments for (gains) losses included in net income	382	(104)	(161)

Net change	(48)	73	(3)

Other comprehensive loss before tax	(378)	—	(89)
Income tax benefit related to components of other comprehensive loss	(23)	(17)	(11)

Other comprehensive income (loss), net of taxes	(355)	17	(78)

Comprehensive income (loss)	$(1,174)	$6,284	$13,022

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock		Additional paid-in capital		Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Number of shares outstanding	Amount		Treasury stock
Balance as of January 1, 2014	21,181,730	$21	$204,415	$(41,005)	$(81)	$27,545	$190,895
Net loss	—	—	—	—	—	(819)	(819)
Other comprehensive loss	—	—	—	—	(355)	—	(355)
Equity-based compensation	—	—	5,011	—	—	—	5,011
Purchase of Treasury stock	(1,227,148)	(1)	—	(18,656)	—	—	(18,657)
Issuance of Treasury stock upon exercise of stock-based awards	297,908	— (*)	—	4,953	—	(1,979)	2,974

Balance as of December 31, 2014	20,252,490	$20	$209,426	$(54,708)	$(436)	$24,747	$179,049

Net income	—	—	—	—	—	6,267	6,267
Other comprehensive income	—	—	—	—	17	—	17
Equity-based compensation	—	—	4,015	—	—	—	4,015
Tax benefit related to exercise of stock-based awards	—	—	112	—	—	—	112
Purchase of Treasury stock	(508,931)	—	—	(10,078)	—	—	(10,078)
Issuance of Treasury stock upon exercise of stock-based awards	786,374	1	(4,809)	12,988	—	(1,467)	6,713

Balance as of December 31, 2015	20,529,933	$21	$208,744	$(51,798)	$(419)	$29,547	$186,095

Net income	—	—	—	—	—	13,100	13,100
Other comprehensive loss	—	—	—	—	(78)	—	(78)
Equity-based compensation	—	—	6,236	—	—	—	6,236
Purchase of Treasury stock	(180,013)	(1)	—	(3,416)	—	—	(3,417)
Issuance of Treasury stock upon exercise of stock-based awards	923,580	1	(2,877)	15,707	—	(3,216)	9,615

Balance as of December 31, 2016	21,273,500	$21	$212,103	$(39,507)	$(497)	$39,431	$211,551

Accumulated unrealized loss from available-for-sale securities, net of taxes of $77					$(502)
Accumulated unrealized gain from hedging activities, net of taxes of $1					$5

Accumulated other comprehensive loss, net as of December 31, 2016					$(497)

(*)	Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income (loss)	$(819)	$6,267	$13,100
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	752	1,058	1,399
Amortization of intangible assets	649	1,298	1,236
Equity-based compensation	5,011	4,015	6,236
Realized (gain) loss, net on sale of available-for-sale marketable securities	(6)	78	9
Amortization of premiums on available-for-sale marketable securities	1,121	1,111	1,064
Unrealized foreign exchange loss, net	604	237	75
Loss on realization of investment in other company	404	—	—
Changes in operating assets and liabilities:
Trade receivables	(2,381)	4,279	(10,966)
Prepaid expenses and other current assets	819	(136)	(622)
Accrued interest on bank deposits	351	(318)	(195)
Deferred tax, net	2,531	(1,213)	(613)
Trade payables	(655)	(161)	(190)
Deferred revenues	950	1,082	3,495
Accrued expenses and other payables	(188)	(158)	(277)
Accretion of contingent consideration	169	97	—
Accrued payroll and related benefits	800	1,679	(94)
Income taxes payable	(1,057)	93	668
Excess tax benefit from equity-based compensation	—	(112)	—
Accrued severance pay, net	54	184	134

Net cash provided by operating activities	9,109	19,380	14,459

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (Note 2)	(13,489)	—	—
Purchase of property and equipment	(1,416)	(2,184)	(2,387)
Investment in bank deposits	(51,511)	(53,328)	(41,476)
Proceeds from bank deposits	45,306	47,451	37,594
Investment in available-for-sale marketable securities	(38,413)	(29,800)	(43,537)
Proceeds from maturity of available-for-sale marketable securities	2,033	4,392	8,022
Proceeds from sale of available-for-sale marketable securities	55,566	23,713	20,754
Proceeds from realization of investment in other company	1,032	111	—

Net cash used in investing activities	(892)	(9,645)	(21,030)

Cash flows from financing activities:
Payment of contingent consideration (Note 2)	—	(3,700)	—
Purchase of Treasury Stock	(18,657)	(10,078)	(3,417)
Proceeds from exercise of stock-based awards	2,974	6,713	9,615
Excess tax benefit from equity-based compensation	—	112	—

Net cash provided by (used in) financing activities	(15,683)	(6,953)	6,198

Effect of exchange rate changes on cash and cash equivalents	(485)	(39)	(135)
Increase (decrease) in cash and cash equivalents	(7,951)	2,743	(508)
Cash and cash equivalents at the beginning of the year	24,117	16,166	18,909

Cash and cash equivalents at the end of the year	$16,166	$18,909	$18,401

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2014	2015	2016
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes, net of refunds	$1,276	$2,185	$3,287

Property and equipment purchases incurred but unpaid at period end	$—	$—	$86

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

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for vision, advanced imaging, computer vision and deep learning for many camera-enabled devices, sound, voice and audio, as well as long and short range wireless technologies for LTE/LTE-A/5G baseband processing in handsets and infrastructure, short range wireless for Wi-Fi, Bluetooth IPs , and wired interface for storage, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses, as appropriate, which is included in “financial income, net.” The foreign exchange losses arose principally on the EURO and the NIS monetary balance sheet items as a result of the currency fluctuations of the EURO and the NIS against the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.58%, 1.51% and 1.76% during 2014, 2015 and 2016, respectively.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2014, 2015 and 2016.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.74%, 1.82% and 1.97% during 2014, 2015 and 2016, respectively.

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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2014, 2015 and 2016.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

There is a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years in the period ended December 31, 2016, no impairment of goodwill has been identified.

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from one and a half to five and a half years.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2014, 2015 and 2016.

Investments in other company:

The Company’s investment in one private company, in which it holds minority equity interests, is presented at cost because the Company does not have significant influence over the underlying investee. The investment is reviewed periodically to determine if its value has been impaired and adjustments are recorded as necessary. During the years ended December 31, 2014, 2015 and 2016, no impairment loss was identified.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel) “the Israeli Innovation Authority”) (refer to Note 15c for further details). Cost of product revenue includes materials and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, telephone and other support costs.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits under taxes on income.

Research and development:

Research and development costs are charged to the consolidated statements of income as incurred.

Government grants and tax credits:

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Innovation Authority for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses.

The Company recorded grants in the amounts of $4,586, $4,997 and $6,410 for the years ended December 31, 2014, 2015 and 2016, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the Israeli Innovation Authority in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the Israeli Innovation Authority may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company’s French subsidiaries (RivieraWaves and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction to “Research and development expenses” in the consolidated statements of operations. During the year ended December 31, 2014, 2015 and 2016, the Company recorded CIR in the amount of $675, $1,414 and $1,485 respectively.

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

Total contributions for the years ended December 31, 2014, 2015 and 2016 were $561, $733 and $1,020, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2014, 2015 and 2016, were $1,113, $1,285 and $1,348, respectively.

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

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions:

	2014	2015	2016 (*
Expected dividend yield	0%	0%	0%
Expected volatility	33%-52%	33%-49%	38%-49%
Risk-free interest rate	0.1%-2.5%	0.2%-2.4%	0.5%-2.4%
Expected forfeiture (employees)	10%	10%	—
Expected forfeiture (executives)	5%	5%	5%
Contractual term of up to	10 years	10 years	10 years
Suboptimal exercise multiple (employees)	2.1	2.1	—
Suboptimal exercise multiple (executives)	2.4	2.4	2.4

(*	During 2016, the Company did not grant stock options nor SARs to its employees.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2014	2015	2016
Expected dividend yield	0%	0%	0%
Expected volatility	29%-52%	35%-36%	29%-57%
Risk-free interest rate	0.1%-0.2%	0.1%-0.3%	0.3%-0.5%
Expected forfeiture	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months

During the years ended December 31, 2014, 2015 and 2016, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2014	2015	2016
Cost of revenue	$193	$155	$246
Research and development, net	2,027	1,838	2,860
Sales and marketing	909	568	922
General and administrative	1,882	1,454	2,208

Total equity-based compensation expense	$5,011	$4,015	$6,236

As of December 31, 2016, there was $1,724 of unrecognized compensation expense related to unvested stock options, SARs and employee stock purchase plan . This amount is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2016, there was $7,559 of unrecognized compensation

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation related to these awards will be different from the Company’s expectations.

FASB ASC No. 718 requires the cash flows resulting from the tax deductions in excess of the equity-based compensation costs recognized for those equity-based awards to be classified as financing cash flows. During the years ended December 31, 2014, 2015 and 2016, the Company classified $0, $112 and $0, respectively, of excess tax benefit from equity-based compensation as financing cash flows.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company has the ability to hold such investments until recovery of temporary declines in market

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

value or maturity; accordingly, as of December 31, 2016, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2016. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse, mainly in the United States, Europe and Asia Pacific. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables. Allowance for doubtful accounts amounted to $25 and $0 as of December 31, 2015 and 2016, respectively.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2015 and 2016, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $3,200 and $3,300, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2014, 2015 and 2016 were $792, $928 and $1,033, respectively.

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

	Year ended December 31,
	2014	2015	2016
Numerator:
Net income (loss)	$(819)	$6,267	$13,100
Denominator (in thousands):
Basic weighted-average common stock outstanding	20,622	20,480	20,850
Effect of stock options, stock appreciation rights and restricted stock units	—	509	715

Diluted weighted-average common stock outstanding	20,622	20,989	21,565

Basic net income (loss) per share	$(0.04)	$0.31	$0.63

Diluted net income (loss) per share	$(0.04)	$0.30	$0.61

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The weighted-average number of shares related to outstanding options, SARs and RSUs excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 820,631 and 282,696 shares for the years ended December 31, 2015 and 2016, respectively. The total number of shares related to the outstanding options excluded from the calculation of diluted net loss per share was 3,316,380 for the year ended December 31, 2014.

Recently Issued and Adopted Accounting Pronouncement:

(a) Revenue recognition

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on identifying performance obligations.

The guidance permits two methods of modification: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the modified retrospective method rather than full retrospective method.

The new standard will be effective for the Company beginning January 1, 2018, but adoption as of the original effective date of January 1, 2017 is permitted. The Company will adopt the new standard as of January 1, 2018.

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on majority of its revenue streams and associated contracts. The Company expects to complete the contract evaluations and validate the results during the first half of 2017. The Company formed an implementation work group and expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company expects to continue to recognize most of its revenue at a point in time upon delivery of its products. The Company expects to recognize revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations, which is similar to the current method.

Based on its current analysis the most significant effect, if any, will be related to certain deliverables that may be considered as a distinct performance obligations separate from other performance obligations and will be measured using the relative standalone selling price basis.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In addition incremental costs that are related to sales from contracts signed during the period would require capitalization. The company also will consider if there is a significant financing component if the time between payment and performance is more than one year.

The Company continues to assess all potential impacts under the new revenues standard.

(b) Other accounting standards

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The amendments in this update became effective on January 1, 2017. The Company’s adoption of ASU 2016-09 will not have a material impact on its consolidated financial statements.

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

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but it is not expected to have a material impact.

In 2016, the company adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 did not have an impact on the Company’s consolidated financial statements or related disclosures.

NOTE 2: ACQUISITION OF RIVIERAWAVES

On July 4, 2014 (the “Closing Date”), the Company acquired 100% of RivieraWaves SAS (“RivieraWaves”), a privately-held, French-based company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies. The Company agreed to pay an aggregate of $18,378 to acquire RivieraWaves with $14,678 paid on the Closing Date and the remaining amount of $3,700 payable upon the satisfaction of certain milestones (the “Contingent Consideration”). The Contingent Consideration was recognized as a liability at fair value. During 2015, the Company fully paid the Contingent Consideration.

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

In addition, as part of the acquisition, the Company established an employee retention plan for the RivieraWaves employees at a cost of approximately $3,400, to be payable on a semiannual basis for a period of two years after the Closing Date. As of December 31, 2016, the Company fully paid the employee retention plan.

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

Fair value
Core technologies (1)	$5,796
Customer relationships (2)	272
Customer backlog (3)	93

Total intangible assets	$6,161

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

(1)	Core technologies represent a combination of RivieraWaves’ processes and trade secrets related to the design and development of its products. This proprietary know-how can be leveraged to develop new technology and improve the Company’s products and is amortized using the straight line method.
(2)	Customer relationships represent the underlying relationships and agreements with RivieraWaves’ installed customer base and are amortized using the straight line method.
(3)	Customer backlog represents an order or production backlog arises from contracts or sales orders and are amortized using the straight line method.

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2015 and 2016:

	As at December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$9,456	$4	$(15)	$9,445

	9,456	4	(15)	9,445
Available-for-sale—matures after one year through five years:
Government bonds	501	—	(4)	497
Corporate bonds	52,490	3	(567)	51,926

	52,991	3	(571)	52,423
Total	$62,447	$7	$(586)	$61,868

	As at December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Certificate of deposits	$1	$—	$—	$1
Corporate bonds	9,257	1	(50)	9,208

	9,258	1	(50)	9,209
Available-for-sale—matures after one year through three years: :
Corporate bonds	39,501	—	(444)	39,057

	39,501	—	(444)	39,057
Total	$48,759	$1	$(494)	$48,266

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2015 and 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2016	$48,663	$(557)	$4,875	$(29)
As of December 31, 2015	$32,695	$(389)	$14,488	$(105)

As of December 31, 2015 and 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2014	2015	2016
Gross realized gains from sale of available-for-sale marketable securities	$99	$4	$24
Gross realized losses from sale of available-for-sale marketable securities	$(93)	$(82)	$(33)

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

Description	December 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Government bonds	$497	—	$497	—
Corporate bonds	61,371	—	61,371	—
Foreign exchange contracts	6	—	6	—

Description	December 31, 2015	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$1	—	$1	—
Corporate bonds	$48,265	—	$48,265	—
Foreign exchange contracts	9	—	9	—

NOTE 5: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2015	2016
Cost:
Computers, software and equipment	$13,503	$10,031
Office furniture and equipment	759	766
Leasehold improvements	1,865	2,204

	16,127	13,001
Less—Accumulated depreciation	(12,396)	(8,196)

Property and equipment, net	$3,731	$4,805

NOTE 6: INTANGIBLE ASSETS, NET

		Year ended December 31, 2015			Year ended December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets—amortizable:
Customer relationships	4.5	272	91	181	272	151	121
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	1,763	4,033	5,796	2,939	2,857

Total intangible assets		$6,161	$1,947	$4,214	$6,161	$3,183	$2,978

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2017	1,236
2018	901
2019	841

$2,978

NOTE 7: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2015	2016
Engineering accruals	807	466
Professional fees	642	583
Government grants	288	263
Income taxes payable, net	830	1,489
Other	1,066	1,214

	$3,633	$4,015

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, the Company’s Board of Directors authorized the repurchase by the Company of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2016, 311,056 shares of common stock remained authorized for repurchase under to the Company’s share repurchase program.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In 2014, the Company repurchased 1,227,148 shares of common stock at an average purchase price of $15.20 per share for an aggregate purchase price of $18,657. In 2015, the Company repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10,078. In 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417.

d. Employee and non-employee stock plans:

The Company grants a mix of stock options, SARs capped with a ceiling and RSUs to employees and non-employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants made in 2014 and 2015. No SARs were granted in 2016). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. RSUs granted to employees under stock incentive plans vest as to 1/3 on each anniversary of the grant date. RSUs granted to non-employee directors under stock incentive plans vest fully one year after the grant date.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2016, is as follows:

	Number of options and SAR units	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding at the beginning of the year	2,406,455	$18.15
Granted (1)	104,000	28.42
Exercised	(1,012,151)	16.89
Forfeited or expired	(42,396)	17.93

Outstanding at the end of the year (2)	1,455,908	$19.76	4.7	$20,077

Vested or expected to vest at the end of the year	1,422,492	$19.78	4.7	$19,587

Exercisable at the end of the year (3)	972,229	$19.88	3.9	$13,286

(1)	In 2016, the Company granted 104,000 stock options only to non-employee directors of the Company. No SARs were granted during 2016.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 1,305,719 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 882,273 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the years ended December 2014 and 2015 was $6.1 and $7.8 per share, respectively. The weighted average fair value of options granted during the year ended December 2016 was $12.9 per share. The total intrinsic value of options and SARs exercised during the years ended December 31, 2014, 2015 and 2016 was $1,372, $8,960 and $12,282, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company which were outstanding as of December 31, 2016 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
12.60-15.54	396,969	4.7	$14.63	237,614	4.1	$14.59
16.08-18.62	381,257	4.1	$16.72	292,617	4.1	$16.73
19.36-24.86	438,579	4.4	$21.65	306,895	3.4	$22.26
27.01-32.34	239,103	6.4	$29.67	135,103	3.9	$30.62

	1,455,908	4.7	$19.76	972,229	3.9	$19.88

A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s RSU activities and related information for the year ended December 31, 2016, is as follows:

	Number of RSUs	Weighted average Grant-Date fair value
Unvested as at the beginning of the year	234,000	$19.89
Granted	394,417	22.05
Vested	(99,972)	19.73
Forfeited	(23,303)	20.16

Unvested at the end of the year	505,142	$21.59

Expected to vest at the end of the year	463,757	$21.58

Stock Plans

As of December 31, 2016, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2016, options, SARs and RSUs to purchase 756,244 shares of common stock were available for grant under the Stock Plans.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan. In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all directors of the Company consisting of a mix of stock options granted under the Director Plan and RSUs granted under the 2011 Plan. For 2016, the directors of the Company received in the aggregate 66,000 stock options and 23,517 RSUs.

On December 8, 2016, the Company’s Board of Directors unanimously approved the appointment of Maria Marced as an independent member of the Board of Directors. In accordance with the Company’s Director Plan, Ms. Marced received a stock option award to purchase 38,000 shares of the Company’s common stock under the Company’s Director Plan.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,500,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2016, 183,003 shares of common stock were available for future issuance under the ESPP.

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

NOTE 9: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2015	2016
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$9	$6

Total	$9	$6

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” on the Company’s consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2014	2015	2016
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(389)	$83	$67
Foreign exchange forward contracts	(41)	94	91

	$(430)	$177	$158

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2014	2015	2016
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$337	$(31)	$(67)
Foreign exchange forward contracts	45	(73)	(94)

	$382	$(104)	$(161)

The Company recorded in cost of revenues and operating expenses, a net loss of $382, a net gain of $104 and a net gain of $161 during the years ended December 31, 2014, 2015 and 2016, respectively, related to its Hedging Contracts.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2015			Year ended December 31, 2016
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(379)	$(57)	$(436)	$(427)	$8	$(419)
Other comprehensive income (loss) before reclassifications	(118)	158	40	(83)	140	57
Amounts reclassified from accumulated other comprehensive income (loss)	70	(93)	(23)	8	(143)	(135)

Net current period other comprehensive income (loss)	(48)	65	17	(75)	(3)	(78)

Ending balance	$(427)	$8	$(419)	$(502)	$5	$(497)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statements of Operations

	Year ended December 31,
	2014	2015	2016
Unrealized gains (losses) on cash flow hedges	$(17)	$—	$4	Cost of revenues
	(305)	91	132	Research and development
	(34)	5	12	Sales and marketing
	(26)	8	13	General and administrative

	(382)	104	161	Total, before income taxes
	(36)	11	18	Income tax expense (benefit)

	(346)	93	143	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	6	(78)	(9)	Financial income, net
	3	(8)	(1)	Income tax expense (benefit)

	3	(70)	(8)	Total, net of income taxes
	$(343)	$23	$135	Total, net of income taxes

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

	Year ended December 31,
	2014		2015	2016
Revenues based on customer location:
United States	$11,671		$9,737	$9,134
Europe, Middle East	5,655		7,064	10,901
Asia Pacific (1) (2)	33,482		42,698	52,618

	$50,808		$59,499	$72,653

(1) China	$20,568		$29,982	$30,030
(2) S. Korea	*	)	$6,173	$15,512

*)	Less than 10%

	2015	2016
Long-lived assets by geographic region:
Israel	3,090	4,026
France	279	365
United States	331	240
Other	31	174

	$3,731	$4,805

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2014		2015		2016
Customer A	25%		31%		27%
Customer B	*	)	*	)	19%

*)	Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2014	2015	2016
DSP products (DSP Cores and Platforms)	87%	82%	84%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	13%	18%	16%

NOTE 12: SELECTED STATEMENTS OF INCOME DATA

Financial income, net:

	Year ended December 31,
	2014	2015	2016
Interest income	$2,824	$2,845	$3,300
Gain (loss) on available-for-sale marketable securities, net	6	(78)	(9)
Amortization of premium on available-for-sale marketable securities, net	(1,121)	(1,111)	(1,064)
Foreign exchange loss, net	(565)	(490)	(188)
Accretion of Contingent Consideration	(169)	(97)	—

	$975	$1,069	$2,039

NOTE 13: TAXES ON INCOME

a. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2016, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2011 and subsequent years.

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

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 25% in 2016, 26.5% in 2015 and 26.5% in 2014.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective on January 1, 2017 and to 23% effective on January 1, 2018.

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

As of December 31, 2016, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2011 and subsequent years.

3. French Subsidiaries

The French operating subsidiaries qualified for a 33.33% tax rate on its profits. As of December 31, 2016, the open tax years, subject to review by the applicable taxing authorities for the French subsidiaries, are 2014 and subsequent years.

b. Taxes on income comprised of:

	Year ended December 31,
	2014	2015	2016
Domestic taxes:
Current	$7	$115	$6
Deferred	2,987	—	—
Foreign taxes:
Current	314	2,212	3,932
Deferred	(456)	(1,213)	(613)

	$2,852	$1,114	$3,325

Income (loss) before taxes on income:
Domestic	$(2,379)	$(3,360)	$(3,488)
Foreign	4,412	10,741	19,913

	$2,033	$7,381	$16,425

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2014	2015	2016
Income before taxes on income	$2,033	$7,381	$16,425

Theoretical tax at U.S. statutory rate	691	2,510	5,585
Foreign income taxes at rates other than U.S. rate	(489)	(958)	(1,831)
Approved and benefited enterprises benefits (*)	(785)	(1,653)	(2,767)
Subpart F	394	434	538
Non-deductible items	723	349	682
Non-taxable items	(230)	(481)	(505)
Changes in uncertain tax position	(920)	—	505
Changes in valuation allowance	3,356	839	1,212
Other, net	112	74	(94)

Taxes on income	$2,852	$1,114	$3,325

(*) Basic and diluted earnings per share amounts of the benefit resulting from the “Approved Enterprise” and “Benefited Enterprise” status	$0.04	$0.08	$0.13

d. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2015	2016
Deferred tax assets
Operating loss carryforward	$9,066	$9,638
Accrued expenses	1,165	1,128
Temporary differences related to R&D expenses	1,052	1,435
Equity-based compensation	2,625	2,685
Tax credit carry forward	875	1,237
Other	529	562

Total gross deferred tax assets	15,312	16,685
Valuation allowance	(12,740)	(13,780)

Net deferred tax assets	$2,572	$2,905

Deferred tax liabilities
Intangible assets	$915	$621
Other	29	32

Total deferred tax liabilities	$944	$653

Net deferred tax assets (*)	$1,628	$2,252

(*) Net deferred taxes for the years ended December 31, 2015 and 2016 are all from foreign jurisdictions.

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

The Company does not have a provision for U.S. Federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are considered to be indefinitely reinvested. The Company would recognize a deferred income tax liability if it was determined that such earnings are no longer indefinitely reinvested. At December 31, 2016, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $146,172. The determination of the amount of additional taxes related to the distribution of these earnings is not practicable. In addition, the Company operates within multiple taxing jurisdictions involving complex issues, and it has provisions for tax liabilities on investment activities as appropriate.

e. Uncertain tax positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2015	2016
Beginning of year	$2,859	$3,076
Additions for current year tax positions	217	232
Additions for prior year’s tax positions	—	476

Balance at December 31	$3,076	$3,784

As of December 31, 2015 and 2016, there were $3,076 and $3,784, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. As of December 31, 2015 and 2016, the Company had accrued interest related to unrecognized tax benefits of $54 and $130, respectively. The Company did not accrue penalties during the years ended December 31, 2015 and 2016.

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

f. Tax loss carryforwards:

As of December 31, 2016, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $10,066, which are available to offset future federal taxable income. Of that amount, $8,662 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2030.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2016, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $6,952, which are available to offset future California taxable income. Of that amount, $5,581 is due to excess tax benefits from stock option exercises. Excess tax benefits related to stock option exercises cannot be recognized until realized through a reduction of current taxes payable. Such loss carryforwards begin to expire in 2017.

As of December 31, 2016, CEVA’s Irish subsidiary had foreign operating losses of approximately $62,306, which are available to offset future taxable income indefinitely. A full valuation allowance was provided in relation to those carryforward tax losses due to the uncertainty of their utilization in the foreseeable future. As of December 31, 2016, CEVA’s French subsidiaries had foreign operating losses of approximately $3,875, which are available to offset future taxable income indefinitely.

g. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2010.

NOTE 14: RELATED PARTY TRANSACTIONS

One of the Company’s directors, Bruce Mann, served as a partner of Morrison & Foerster LLP, the Company’s outside legal counsel, until December 31, 2014. Fees attributed to Morrison & Foerster LLP during the year ended December 31, 2014 were $275. There were no related party transactions during the years ended December 31, 2015 and 2016.

NOTE 15: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2016, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2014, 2015 and 2016, were $955, $1,094 and $1,259, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2016, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2017	$1,295	$3,019	$2,456	$6,770
2018	1,269	2,833	—	4,102
2019	293	1,267	—	1,560
2020	230	—	—	230
2021	25	—	—	25

	$3,112	$7,119	$2,456	$12,687

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2016, the Company had obtained grants from the Israeli Innovation Authority for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the Israeli Innovation Authority, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the Israeli Innovation Authority grants included in cost of revenues for the years ended December 31, 2014, 2015 and 2016 amounted to $300, $482 and $539, respectively. As of December 31, 2016, the aggregate contingent liability to the Israeli Innovation Authority (including interest) amounted to $19,445.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 10, 2017

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

Signature	Title	Date

/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 10, 2017

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 10, 2017

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 10, 2017

/S/ ZVI LIMON Zvi Limon	Director	March 10, 2017

/S/ BRUCE MANN Bruce Mann	Director	March 10, 2017

/S/ MARIA MARCED Maria Marced	Director	March 10, 2017

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 10, 2017

/S/ LOUIS SILVER Louis Silver	Director	March 10, 2017

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2016 Allowance for doubtful accounts	$25	$—	$25	$—
Year ended December 31, 2015 Allowance for doubtful accounts	$25	$—	$—	$25
Year ended December 31, 2014 Allowance for doubtful accounts	$—	$25	$—	$25

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Amended and Restated Bylaws of the Registrant

3.7(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1(6)†	CEVA, Inc. 2000 Stock Incentive Plan

10.7(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.8(18)†	CEVA, Inc. 2003 Director Stock Option Plan

10.9(6)†	Parthus 2000 Share Option Plan

10.10(17)†	CEVA, Inc. 2002 Employee Stock Purchase Plan

10.11(1)	Form of Indemnification Agreement

10.12(7)†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.13(7)†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.14(8)†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.15(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.17(9)†	Form of Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18(9)†	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.19(9)†	Form of Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.20(10)†	Form of Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.21(10)†	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 1, 2007

10.22(11)†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.23(12)†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.24(13)†	CEVA, Inc. 2011 Stock Incentive Plan

10.25(14)†	2016 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2016 (portions of this exhibit is redacted).

10.25(15)†	2016 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2016 (portions of this exhibit is redacted).

10.25(16)†	2017 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2017 (portions of this exhibit is redacted).

Exhibit Number	Description

10.26†(19)	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.27†(19)	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.28†(19)	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.29†(19)	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.30†(19)	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.31†(19)	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.32†(19)	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan

10.33†(20)	2017 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2017 (portions of this exhibit is redacted).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on December 12, 2016, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.

(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as an appendix to CEVA’s proxy statement for its 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2011.
(14)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2016, and incorporated hereby by reference.
(15)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2016, and incorporated hereby by reference.
(16)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2017, and incorporated hereby by reference.
(17)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2015, and incorporated hereby by reference.
(18)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference.
(19)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 11, 2016, and incorporated hereby by reference.
(20)	Description filed in CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2017, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.