Form 10-Q
period 2017-03-31
CEVA INC
filed 2017-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,553,156 shares of common stock, $0.001 par value, as of May 4, 2017.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones, particularly in emerging economies;

•	Our belief that our Bluetooth and Wi-Fi IPs allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our proven track record in audio/voice and the market potential for voice assisted devices, as voice is becoming a primary user interface for such applications, offers an additional growth segment for the company;

•	Our belief that our specialization and competitive edge in digital signal processor technologies and the inherent low cost and power and performance balance of our technologies put us in a strong position to capitalize on market adoption of next generation wireless standards LTE Pro, 5G and 802.11 Wi-Fi technologies for multiple market and product sectors;

•	Our belief that our vision processing IP offers an additional growth segment for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the market potential for machine learning and deep networks for camera-related use cases in automotive, mobile, consumer and IoT applications offers another growth segment for us;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our belief that our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$12,621	$18,401
Short term bank deposits	36,799	46,247
Marketable securities	64,255	61,868
Trade receivables	13,777	15,044
Prepaid expenses and other current assets	4,596	3,152

Total current assets	132,048	144,712

Long term bank deposits	49,972	29,977
Severance pay fund	8,335	7,941
Deferred tax assets	2,572	2,252
Property and equipment, net	5,826	4,805
Goodwill	46,612	46,612
Intangible assets, net	2,669	2,978
Other long-term assets	3,575	3,218

Total long-term assets	119,561	97,783

Total assets	$251,609	$242,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$381	$571
Deferred revenues	6,283	6,258
Accrued expenses and other payables	3,869	4,015
Accrued payroll and related benefits	12,023	11,751

Total current liabilities	22,556	22,595

Long term liabilities:
Accrued severance pay	8,875	8,349

Total long-term liabilities	8,875	8,349

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2017 (unaudited) and December 31, 2016. 21,530,563 and 21,273,500 shares outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	22	21
Additional paid in-capital	212,632	212,103
Treasury stock at cost (2,064,597 and 2,321,660 shares of common stock at March 31, 2017 (unaudited) and December 31, 2016, respectively)	(35,133)	(39,507)
Accumulated other comprehensive loss	(289)	(497)
Retained earnings	42,946	39,431

Total stockholders’ equity	220,178	211,551

Total liabilities and stockholders’ equity	$251,609	$242,495

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2017	2016

Revenues:
Licensing and related revenue	$9,535	$8,650
Royalties	11,752	7,858

Total revenues	21,287	16,508
Cost of revenues	1,696	1,628

Gross profit	19,591	14,880
Operating expenses:
Research and development, net	9,873	7,914
Sales and marketing	2,938	2,845
General and administrative	2,125	1,990
Amortization of intangible assets	309	309

Total operating expenses	15,245	13,058

Operating income	4,346	1,822
Financial income, net	571	441

Income before taxes on income	4,917	2,263
Income taxes	810	463

Net income	$4,107	$1,800

Basic and diluted net income per share	$0.19	$0.09

Weighted-average shares used to compute net income per share (in thousands):
Basic	21,398	20,520

Diluted	22,187	20,926

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016

Net income:	$4,107	$1,800
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized losses	169	223
Reclassification adjustments for losses included in net income	38	30

Net change	207	253

Cash flow hedges:
Changes in unrealized gains	182	235
Reclassification adjustments for gains included in net income	(146)	(25)

Net change	36	210

Other comprehensive income before tax	243	463
Income tax expense related to components of other comprehensive income	35	55

Other comprehensive income, net of taxes	208	408

Comprehensive income	$4,315	$2,208

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,107	$1,800
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	443	298
Amortization of intangible assets	309	309
Equity-based compensation	1,949	1,474
Realized loss, net on sale of available-for-sale marketable securities	38	30
Amortization of premiums on available-for-sale marketable securities	304	249
Unrealized foreign exchange (gain) loss	27	(6)
Changes in operating assets and liabilities:
Trade receivables	1,266	(2,637)
Prepaid expenses and other assets	(1,738)	(462)
Accrued interest on bank deposits	114	(272)
Deferred tax, net	(355)	(355)
Trade payables	(220)	716
Deferred revenues	25	(1,334)
Accrued expenses and other payables	(11)	293
Accrued payroll and related benefits	63	(540)
Income taxes payable	(140)	467
Accrued severance pay, net	108	206

Net cash provided by operating activities	6,289	236

Cash flows from investing activities:
Purchase of property and equipment	(1,435)	(411)
Investment in bank deposits	(21,000)	—
Proceeds from bank deposits	10,500	1,113
Investment in available-for-sale marketable securities	(10,696)	(15,434)
Proceeds from maturity of available-for-sale marketable securities	2,243	2,975
Proceeds from sale of available-for-sale marketable securities	5,931	6,408

Net cash used in investing activities	(14,457)	(5,349)

Cash flows from financing activities:
Purchase of treasury stock	—	(3,417)
Proceeds from exercise of stock-based awards	2,363	912

Net cash provided by (used in) financing activities	2,363	(2,505)
Effect of exchange rate changes on cash and cash equivalents	25	24

Decrease in cash and cash equivalents	(5,780)	(7,594)
Cash and cash equivalents at the beginning of the period	18,401	18,909

Cash and cash equivalents at the end of the period	$12,621	$11,315

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$1,280	$311

Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$29	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for advanced imaging, computer vision and deep learning for many camera-enabled devices, sound, voice and audio, as well as long and short range wireless technologies for LTE/LTE-A/5G baseband processing in handsets and infrastructure, short range wireless for Wi-Fi and Bluetooth IPs, and wired interface for storage, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for, during the first quarter of 2017, the adoption of ASU 2016-09 relating to the forfeiture rates as they occur, rather than an estimate of the expected forfeitures (see Note 12).

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 3:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2017 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,565	$6	$(23)	$11,548

	11,565	6	(23)	11,548

Available-for-sale - matures after one year through five years:
Government bonds	501	—	(7)	494
Corporate bonds	52,561	29	(377)	52,213

	53,062	29	(384)	52,707

Total	$64,627	$35	$(407)	$64,255

	December 31, 2016 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale - matures within one year:
Corporate bonds	$9,456	$4	$(15)	$9,445

	9,456	4	(15)	9,445

Available-for-sale - matures after one year through five years:
Government bonds	501	—	(4)	497
Corporate bonds	52,490	3	(567)	51,926

	52,991	3	(571)	52,423

Total	$62,447	$7	$(586)	$61,868

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2017 (unaudited)	$46,486	$(385)	$4,397	$(22)
As of December 31, 2016	$48,663	$(557)	$4,875	$(29)

As of March 31, 2017 and December 31, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Gross realized losses from sale of available-for-sale marketable securities	$(38)	$(30)

NOTE 4:	FAIR VALUE MEASUREMENT

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value. Fair value is an exit price, representing the amount that would be received for selling an asset or paid for the transfer of a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Description	March 31, 2017 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Government bonds	$494	$—	$494	$—
Corporate bonds	63,761	—	63,761	—
Foreign exchange contracts	42	—	42	—

Description	December 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Government bonds	$497	$—	$497	$—
Corporate bonds	61,371	—	61,371	—
Foreign exchange contracts	6	—	6	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)
Revenues based on customer location:
United States	$1,303	$1,760
Europe and Middle East	3,931	2,474
Asia Pacific (1) (2)	16,053	12,274

	$21,287	$16,508

(1) China	$9,742	$8,892
(2) S. Korea	$3,749	$2,703

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Customer A	25%	24%
Customer B	* )	17%
Customer C	17%	16%
Customer D	11%	* )

*)	Less than 10%

NOTE 6:	NET INCOME PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)
Numerator:
Net income	$4,107	$1,800

Denominator (in thousands):
Basic weighted-average common stock outstanding	21,398	20,520
Effect of stock -based awards	789	406

Diluted weighted average common stock outstanding	22,187	20,926

Basic and diluted net income per share	$0.19	$0.09

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 104,000 and 755,182 shares for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2017, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2016	1,455,908	$19.76
Granted	—	—
Exercised	(178,458)	19.92
Forfeited or expired	(5,909)	17.95

Outstanding as of March 31, 2017 (2)	1,271,541	$19.75	4.7	$20,031

Exercisable as of March 31, 2017 (3)	849,332	$19.64	3.7	$13,466

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 1,144,118 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 766,774 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2017, there was $1,314 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the three months ended March 31, 2017, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	505,142	$21.59
Granted	193,800	34.00
Vested	(98,349)	20.33
Forfeited or expired	(11,336)	21.88

Unvested as of March 31, 2017	589,257	$25.88

As of March 31, 2017, there was $12,722 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Cost of revenue	$91	$60
Research and development, net	871	646
Sales and marketing	289	247
General and administrative	698	521

Total equity-based compensation expense	$1,949	$1,474

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Expected dividend yield	0%	0%
Expected volatility	35%-46%	36%-57%
Risk-free interest rate	0.5%-0.7%	0.3%-0.5%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2017 and December 31, 2016, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $900 and $3,300, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$42	$—
Foreign exchange forward contracts	—	6

Total	$42	$6

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

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$91	$122
Foreign exchange forward contracts	91	113

	$182	$235

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(49)	$—
Foreign exchange forward contracts	(97)	(25)

	$(146)	$(25)

The Company recorded in cost of revenues and operating expenses a net gain of $146 and $25 during the three months ended March 31, 2017 and 2016, respectively, related to its Hedging Contracts.

NOTE 9:	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2017 (unaudited)			Three months ended March 31, 2016 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(502)	$5	$(497)	$(427)	$8	$(419)
Other comprehensive income before reclassifications	147	164	311	194	211	405
Amounts reclassified from accumulated other comprehensive income (loss)	28	(131)	(103)	25	(22)	3

Net current period other comprehensive income	175	33	208	219	189	408

Ending balance	$(327)	$38	$(289)	$(208)	$197	$(11)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)
Unrealized gains on cash flow hedges	$3	$—	Cost of revenues
	125	21	Research and development
	8	2	Sales and marketing

	10	2	General and administrative

	146	25	Total, before income taxes

	15	3	Income tax expense

	131	22	Total, net of income taxes

Unrealized losses on available-for-sale marketable securities	(38)	(30)	Financial income (loss), net

	(10)	(5)	Income tax benefit

	(28)	(25)	Total, net of income taxes

	$103	$(3)	Total, net of income taxes

NOTE 10:	SHARE REPURCHASE PROGRAM

The Company did not repurchase shares of common stock during the first quarter of 2017. During the first quarter of 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. As of March 31, 2017, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 11:	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on a majority of its revenue streams and associated contracts. The Company expects to complete the contract evaluations and validate the results during the first half of 2017. The Company formed an implementation work group and expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Based on its current analysis, the most significant effect on the Company, if any, will be related to certain deliverables that may be considered as distinct performance obligations separate from other performance obligations and will be measured using the relative standalone selling price basis.

In addition, incremental costs that are related to sales from contracts signed during the period would require capitalization. The Company also will consider if there is a significant financing component if the time between payment and performance is more than one year.

The Company continues to assess all potential impacts under the new revenues standard.

NOTE 12:	RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. There was no material impact of the adoption of this standard on the financial statements.

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

Headquartered in Mountain View, California, CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and Internet of Things (IoT). Our ultra-low-power IPs for vision, sound, long and short range wireless, include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and IoT devices, advanced imaging, computer vision and deep learning for any camera-enabled device, as well as sound/voice/audio applications for multiple IoT markets. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac up to 4x4). We also offer wired interface for storage (SATA and SAS).

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

Our DSPs power many leading handset OEMs in the world today, including a tier-one U.S. brand, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 42% of the worldwide shipment volume in the fourth quarter of 2016.

We believe the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress. As a testament to this growing trend, during the first quarter of 2017, we concluded eleven licensing deals, all of which are for non-cellular baseband applications. These license deals will see our technologies being integrated into a broad range of end devices targeting 5G base stations, automotive ADAS, surveillance cameras, smartphones, smart home appliances and variety of Bluetooth-enables IoT devices.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During the first quarter of 2017, we reported a record 91 million LTE chipsets shipped, which equates to 22% market share of the smartphone LTE devices sold worldwide for the fourth quarter of 2016. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones, particularly in emerging economies.

•	Our specialization and competitive edge in digital signal processor technologies for next generation wireless such as LTE PRo, 5G and 802.11 Wi-Fi technologies, and the inherent low cost and power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, macro base stations, small cells, Wi-Fi routers and varieties of machine type communications such as connected cars, smart cities, industrial markets and more.

•	Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with a record 58 million CEVA-powered Bluetooth chips reported by our customers for the first quarter of 2017.

•	The market potential for voice assisted devices, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	The market potential for machine learning and deep networks for camera-related use cases in automotive, mobile, consumer and IoT applications offers another growth segment for the company. Our CEVA-XM4 intelligent vision processor and our new CEVA-XM6 vision processor and platform for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), Autonomous Driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 40 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This revolution in vision processing is an opportunity for us to expand our footprint in smartphones and further into tablets, drones, surveillance and automotive applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $21.3 million for the first quarter of 2017, representing an increase of 29%, as compared to the corresponding period in 2016.

Five largest customers accounted for 63% of our total revenues for the first quarter of 2017, as compared to 65% for the comparable period in 2016. Three customers accounted for 25%, 17% and 11% of our total revenues for the first quarter of 2017, as compared to three customers that accounted for 24%, 17% and 16% of our total revenues for the first quarter of 2016. Sales to Spreadtrum represented 25% of our total revenues for the first quarter of 2017, as compared to 24% for the comparable period in 2016. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2017 and 2016, and collectively represented 76% and 83% of our total royalty revenues for the first quarter of 2017 and 2016, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2017	First Quarter 2016
DSP products (DSP cores and platforms):
Baseband for handset and other devices	56%	69%
Other non-baseband (audio, imaging and vision)	25%	21%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	19%	10%

We expect to continue to generate a significant portion of our revenues for 2017 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $9.5 million for the first quarter of 2017, an all-time record high, representing an increase of 10%, as compared to the corresponding period in 2016. The increase in licensing and related revenues for the first quarter of 2017 was due to strong licensing performance from our connectivity and vision technologies business lines, partially offset by lower handset baseband technology licensing revenue.

Licensing and related revenues accounted for 45% of our total revenues for the first quarter of 2017, compared to 52% for the comparable period of 2016. During the first quarter of 2017, we concluded 11 new licensing deals. Of the 11 new licensing deals completed during the quarter, four were with first time customers, and all the licensing agreements completed during the quarter were for non-handset baseband applications. Eight of the agreements were for CEVA DSP cores, platforms and software and three were for CEVA connectivity IPs. Target applications for customer deployment include: 5G base stations, automotive ADAS, smart surveillance cameras, smartphones, smart home appliances and Bluetooth 4.2 and 5 connectivity for various IoT devices. Geographically, five of the deals signed were in China, one was in the U.S., one was in Europe and four were in the APAC region. Our licensing business is progressing in line with our expectations with a good pipeline and diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $11.8 million for the first quarter of 2017, representing an increase of 50%, as compared to the corresponding period in 2016. Royalty revenues accounted for 55% of our total revenues for the first quarter of 2017, as compared to 48% for the comparable period of 2016. The increase in royalty revenues for the first quarter of 2017 reflects an increase in LTE baseband shipments as a result of smartphones sales during the 2016 holiday season.

Our customers reported sales of 352 million chipsets incorporating our technologies for the first quarter of 2017, as compared to 230 million for the comparable period of 2016. Of these volumes, 76 million were attributed to non-handset baseband for the first quarter of 2017, as compared to 45 million for the comparable period of 2016. This volume increase is attributable to an increase in smartphones shipments.

The five largest royalty-paying customers accounted for 91% of our total royalty revenues for the first quarter of 2017, as compared to 92% for the comparable period of 2016.

Geographic Revenue Analysis

	First Quarter 2017		First Quarter 2016
	(in millions, except percentages)
United States	$1.3	6%	$1.7	11%
Europe and Middle East	$3.9	19%	$2.5	15%
Asia Pacific (1) (2)	$16.1	75%	$12.3	74%

(1) China	$9.7	46%	$8.9	54%
(2) S. Korea	$3.7	18%	$2.7	16%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $1.7 million for the first quarter of 2017, as compared to $1.6 million for the comparable period of 2016. Cost of revenues accounted for 8% of our total revenues for the first quarter of 2017, as compared to 10% for the comparable period of 2016. The slight increase for the first quarter of 2017 principally reflected higher salary and related costs. Included in cost of revenues for the first quarter of 2017 was a non-cash equity-based compensation expense of $91,000, as compared to $60,000 for the comparable period of 2016.

Gross Margin

Gross margin for the first quarter of 2017 was 92%, as compared to 90% for the comparable period of 2016. The increase for the first quarter of 2017 mainly reflected higher revenues.

Operating Expenses

Total operating expenses were $15.2 million for the first quarter of 2017, as compared to $13.1 million for the comparable period of 2016. The net increase in total operating expenses for the first quarter of 2017 principally reflected higher salary and related costs mainly due to higher headcount, lower research grants received from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), higher project-related expenses and higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $9.9 million for the first quarter of 2017, as compared to $7.9 million for the comparable period of 2016. The net increase for the first quarter of 2017 principally reflected higher salary and related costs mainly due to higher headcount, lower research grants received from the IIA, higher project-related expenses and higher non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2017 were non-cash equity-based compensation expenses of $871,000, as compared to $646,000 for the comparable period of 2016. Research and development expenses as a percentage of our total revenues were 46% for the first quarter of 2017, as compared to 48% for the comparable period of 2016.

The number of research and development personnel was 211 at March 31, 2017, compared to 187 at March 31, 2016.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million for the first quarter of 2017, as compared to $2.8 million for the comparable period of 2016. The slight increase for the first quarter of 2017 primarily reflected higher commission costs. Included in sales and marketing expenses for the first quarter of 2017 were non-cash equity-based compensation expenses of $289,000, as compared to $247,000 for the comparable period of 2016. Sales and marketing expenses as a percentage of our total revenues were 14% for the first quarter of 2017, as compared to 17% for the comparable period of 2016.

The total number of sales and marketing personnel was 35 at both March 31, 2017 and 2016.

General and Administrative Expenses

Our general and administrative expenses were $2.1 million for the first quarter of 2017, as compared to $2.0 million for the comparable period of 2016. The increase for the first quarter of 2017 primarily reflected higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2017 were non-cash equity-based compensation expenses of $698,000, as compared to $521,000 for the comparable period of 2016. General and administrative expenses as a percentage of our total revenues were 10% for the first quarter of 2017, as compared to 12% for the comparable period of 2016.

The number of general and administrative personnel was 24 at March 31, 2017, compared to 23 at March 31, 2016.

Amortization of intangible assets

Our amortization charges were $0.3 million for both the first quarter of 2017 and 2016. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of March 31, 2017, the net amount of intangible assets was $2.7 million.

Financial Income, Net (in millions)

	First Quarter 2017	First Quarter 2016
Financial income, net	$0.57	$0.44
of which:
Interest income and gains and losses from marketable securities, net	$0.63	$0.47
Foreign exchange loss	$(0.06)	$(0.03)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2017 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.06 million for the first quarter of 2017, and a foreign exchange loss of $0.03 million for the comparable period of 2016.

Provision for Income Taxes

Our income tax expenses were $0.8 million for the first quarter of 2017, as compared to $0.5 million for the comparable period of 2016. The increase for the first quarter of 2017 primarily reflected higher income before taxes on income. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 24% for the first three months of 2017, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first three months of 2017. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first three months of 2017. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

See our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had approximately $12.6 million in cash and cash equivalents, $36.8 million in short term bank deposits, $64.2 million in marketable securities, and $50.0 million in long term bank deposits, totaling $163.6 million, as compared to $156.5 million at December 31, 2016. The increase for the first three months of 2017 principally reflected cash provided by operations and cash proceeds from exercise of stock-based awards, partially offset by the purchase of computers and platform tools during the first quarter of 2017, mainly for our research and development activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $163.6 million, $129.2 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2017, we invested $31.7 million of cash in bank deposits and marketable securities with maturities up to 59 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $18.7 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first three months of 2017. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2017.

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

Operating Activities

Cash provided by operating activities for the first three months of 2017 was $6.3 million and consisted of net income of $4.1 million, adjustments for non-cash items of $3.1 million, and changes in operating assets and liabilities of $0.9 million. Adjustments for non-cash items primarily consisted of $0.8 million of depreciation and amortization of intangible assets, $1.9 million of equity-based compensation expenses and $0.3 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $1.7 million (mainly as a result of payment of a yearly design tools subscription) and an increase in deferred tax assets, net, of $0.4 million, partially offset by a decrease in trade receivables of $1.3 million.

Cash provided by operating activities for the first quarter of 2016 was $0.2 million and consisted of net income of $1.8 million, adjustments for non-cash items of $2.3 million, and changes in operating assets and liabilities of $3.9 million. Adjustments for non- cash items primarily consisted of $0.6 million of depreciation and amortization of intangible assets, $1.5 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.6 million, an increase in prepaid expenses and other assets of $0.5 million, an increase in accrued interest on bank deposits of $0.3 million, an increase in deferred tax assets, net, of $0.4 million, a decrease in deferred revenues of $1.3 million, and a decrease in accrued payroll and related benefits of $0.5 million, offset by an increase in trade payables of $0.7 million, an increase in accrued expenses and other payables of $0.3 million, an increase in income tax payable of $0.5 million and an increase in accrued severance pay, net, of $0.2 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2017 was $14.5 million, compared to $5.3 million of net cash used in investing activities for the comparable period of 2016. We had a cash outflow of $10.7 million and a cash inflow of $8.2 million with respect to investments in marketable securities during the first three months of 2017, as compared to a cash outflow of $15.4 million and a cash inflow of $9.4 million with respect to investments in marketable securities during the first three months of 2016. For the first three months of 2017, we had net investments of $10.5 million in bank deposits, as compared to net proceeds of $1.1 million from bank deposits for the comparable period of 2016. We had a cash outflow of $1.4 million (mainly for purchase of platform tools) and $0.4 million during the first three months of 2017 and 2016, respectively, from purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the first three months of 2017 was $2.4 million, compared to $2.5 million of net cash used in financing activities for the comparable period of 2016.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. We did not repurchase shares of common stock during the first three months of 2017. During the first three months of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million.

During the first three months of 2017, we received $2.4 million from the exercise of stock-based awards, as compared to $0.9 million received for the comparable period of 2016.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $62,000 and $34,000 for the first quarter of 2017 and 2016, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2017 and 2016, we recorded accumulated other comprehensive gain of $33,000 and $189,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2017, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $38,000, which was recorded in the consolidated statements of income in April 2017. We recognized a net gain of $146,000 and $25,000 for the first quarter of 2017 and 2016, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2017, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first three months of 2017. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.63 million and $0.47 million for the first quarter of 2017 and 2016, respectively. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2017, principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (6) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or lose design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon, Cadence and Synopsys;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM Holdings (acquired by SoftbBank), Imagination Technologies, Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the short range wireless markets with ARM Holdings, Mindtree, Imagination Technologies and STMicroelectronics;

•	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante (part of Verisilicon); and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

We derive a significant amount of revenues from a limited number of customers. Three customers accounted for 25%, 17% and 11% of our total revenues for the first quarter of 2017. One customer, Spreadtrum, accounted for 25% and 24% of our total revenues for the first quarter of 2017 and 2016, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2017 and 2016, and collectively represented 76% and 83% of our total royalty revenues for the first quarter of 2017 and 2016, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 55% and 48% of our total revenues for the first quarter of 2017 and 2016, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from the handset baseband market (for mobile handset and for other modem connected devices) represented 56% and 69% of our total revenues for the first quarter of 2017 and 2016, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 94% of our total revenues for the first quarter of 2017 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel of the Israeli Ministry of Industry and Trade) and the Seventh Framework Program of the European Union. We recorded an aggregate of $391,000 for the first quarter of 2017. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (24% in 2017) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2020. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $9.9 million for the first quarter of 2017. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

There were no repurchases of our common stock during the three months ended March 31, 2017.

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

CEVA, INC.

Date: May 10, 2017	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 10, 2017	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)