Form 10-Q
period 2017-06-30
CEVA INC
filed 2017-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,964,235 shares of common stock, $0.001 par value, as of August 3, 2017.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones, particularly in emerging economies;

•	Our belief that our Bluetooth and Wi-Fi IPs allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our proven track record in audio/voice and the growing market potential for voice assisted devices and voice assistant services offers an additional market opportunity for the company;

•	Our belief that our specialization and competitive edge in digital signal processor technologies such as LTE-A Pro, 5G, LTE-IoT, 802.11ac and 802.11ax Wi-Fi and the inherent low cost and power, and performance balance of our designs put us in a strong position to capitalize on market adoption of such next generation wireless technologies for multiple market and product sectors;

•	Our belief that our vision processing IPs and neural net software and hardware IPs offer additional growth segments for the company, and that specifically ABI Research predicts that cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the transformation in vision processing is an opportunity for us to expand our footprint and content in smartphones, tablets, drones, surveillance and automotive ADAS and industrial IoT applications;

•	Our belief that unit shipments for non-handset baseband applications will reach 700 to 900 million units annually by 2018;

•	Our belief that our licensing business is progressing very well with a strong pipeline, diverse customer base and target markets and all-time record backlog;

•	Our anticipation that our research and developments costs will increase in 2017 as compared to prior years, partially due to accelerated strategic research and development programs and collaboration with our customers to expedite their production ramps;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$17,103	$18,401
Short term bank deposits	29,688	46,247
Marketable securities	73,209	61,868
Trade receivables	10,389	15,044
Prepaid expenses and other current assets	4,819	3,152

Total current assets	135,208	144,712

Long term bank deposits	50,196	29,977
Severance pay fund	8,956	7,941
Deferred tax assets	2,701	2,252
Property and equipment, net	6,157	4,805
Goodwill	46,612	46,612
Intangible assets, net	2,360	2,978
Other long-term assets	4,093	3,218

Total long-term assets	121,075	97,783

Total assets	$256,283	$242,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$290	$571
Deferred revenues	3,388	6,258
Accrued expenses and other payables	3,006	4,015
Accrued payroll and related benefits	10,496	11,751

Total current liabilities	17,180	22,595

Long term liabilities:
Accrued severance pay	9,450	8,349

Total long-term liabilities	9,450	8,349

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2017 (unaudited) and December 31, 2016. 21,887,434 and 21,273,500 shares outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	22	21
Additional paid in-capital	213,504	212,103
Treasury stock at cost (1,707,726 and 2,321,660 shares of common stock at June 30, 2017 (unaudited) and December 31, 2016, respectively)	(29,060)	(39,507)
Accumulated other comprehensive loss	(278)	(497)
Retained earnings	45,465	39,431

Total stockholders’ equity	229,653	211,551

Total liabilities and stockholders’ equity	$256,283	$242,495

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Revenues:
Licensing and related revenue	$19,872	$16,120	$10,337	$7,470
Royalties	21,990	17,491	10,238	9,633

Total revenues	41,862	33,611	20,575	17,103
Cost of revenues	3,304	3,031	1,608	1,403

Gross profit	38,558	30,580	18,967	15,700
Operating expenses:
Research and development, net	20,382	15,725	10,509	7,811
Sales and marketing	6,365	5,700	3,427	2,855
General and administrative	4,677	4,068	2,552	2,078
Amortization of intangible assets	618	618	309	309

Total operating expenses	32,042	26,111	16,797	13,053

Operating income	6,516	4,469	2,170	2,647
Financial income, net	1,326	1,002	755	561

Income before taxes on income	7,842	5,471	2,925	3,208
Income taxes expense (benefit)	(173)	960	(983)	497

Net income	$8,015	$4,511	$3,908	$2,711

Basic net income per share	$0.37	$0.22	$0.18	$0.13

Diluted net income per share	$0.36	$0.21	$0.17	$0.13

Weighted-average shares used to compute net income per share (in thousands):
Basic	21,556	20,562	21,712	20,604

Diluted	22,376	21,149	22,563	21,371

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Net income:	$8,015	$4,511	$3,908	$2,711
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized losses	226	446	57	223
Reclassification adjustments for (gains) losses included in net income	40	16	2	(14)

Net change	266	462	59	209

Cash flow hedges:
Changes in unrealized gains (losses)	182	143	—	(92)
Reclassification adjustments for gains included in net income	(188)	(122)	(42)	(97)

Net change	(6)	21	(42)	(189)

Other comprehensive income before tax	260	483	17	20
Income tax expense related to components of other comprehensive income	41	70	6	15

Other comprehensive income, net of taxes	219	413	11	5

Comprehensive income	$8,234	$4,924	$3,919	$2,716

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,015	$4,511
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	923	611
Amortization of intangible assets	618	618
Equity-based compensation	4,127	3,083
Realized loss, net on sale of available-for-sale marketable securities	40	16
Amortization of premiums on available-for-sale marketable securities	619	489
Unrealized foreign exchange (gain) loss	29	(33)
Changes in operating assets and liabilities:
Trade receivables	4,655	(6,697)
Prepaid expenses and other assets	(2,382)	(1,916)
Accrued interest on bank deposits	323	(441)
Deferred tax, net	(490)	(326)
Trade payables	(285)	325
Deferred revenues	(2,870)	(650)
Accrued expenses and other payables	339	(51)
Accrued payroll and related benefits	(1,675)	(1,056)
Income taxes payable	(1,475)	15
Accrued severance pay, net	41	207

Net cash provided by (used in) operating activities	10,552	(1,295)

Cash flows from investing activities:
Purchase of property and equipment	(2,275)	(740)
Investment in bank deposits	(30,757)	(9,100)
Proceeds from bank deposits	27,050	15,113
Investment in available-for-sale marketable securities	(27,825)	(23,270)
Proceeds from maturity of available-for-sale marketable securities	3,895	6,561
Proceeds from sale of available-for-sale marketable securities	12,196	12,549

Net cash provided by (used in) investing activities	(17,716)	1,113

Cash flows from financing activities:
Purchase of treasury stock	—	(3,417)
Proceeds from exercise of stock-based awards	5,741	3,392

Net cash provided by (used in) financing activities	5,741	(25)
Effect of exchange rate changes on cash and cash equivalents	125	(38)

Decrease in cash and cash equivalents	(1,298)	(245)
Cash and cash equivalents at the beginning of the period	18,401	18,909

Cash and cash equivalents at the end of the period	$17,103	$18,664

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$2,505	$1,243

Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$—	$245

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including programmable DSP cores and application-specific platforms for advanced imaging, computer vision and deep learning for many camera-enabled devices, sound, voice and audio, as well as long and short range wireless technologies for LTE/LTE-A/5G baseband processing in handsets and infrastructure, short range wireless for Wi-Fi and Bluetooth IPs, wired interface for storage, Serial ATA (SATA) and Serial Attached SCSI (SAS).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017, have been applied consistently in these unaudited interim condensed consolidated financial statements, except during the three and six months ended June 30, 2017, the adoption of Accounting Standards Update (“ASU”) 2016-09 relating to the forfeiture rates as they occur, rather than an estimate of the expected forfeitures (see Note 13).

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2017 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$15,353	$10	$(18)	$15,345

	15,353	10	(18)	15,345

Available-for-sale - matures after one year through five years:
Government bonds	501	—	(5)	496
Corporate bonds	57,668	50	(350)	57,368

	58,169	50	(355)	57,864

Total	$73,522	$60	$(373)	$73,209

	December 31, 2016 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$9,456	$4	$(15)	$9,445

	9,456	4	(15)	9,445
Available-for-sale - matures after one year through five years:
Government bonds	501	—	(4)	497
Corporate bonds	52,490	3	(567)	51,926

	52,991	3	(571)	52,423

Total	$62,447	$7	$(586)	$61,868

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2017 (unaudited)	$50,252	$(346)	$5,368	$(27)
As of December 31, 2016	$48,663	$(557)	$4,875	$(29)

As of June 30, 2017 and December 31, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$6	$15	$6	$15
Gross realized losses from sale of available-for-sale marketable securities	$(46)	$(31)	$(8)	$(1)

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

	June 30, 2017	Level I	Level II	Level III
Description	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Marketable securities:
Government bonds	$496	$—	$496	$—
Corporate bonds	72,713	—	72,713	—

Description	December 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Government bonds	$497	$—	$497	$—
Corporate bonds	61,371	—	61,371	—
Foreign exchange contracts	6	—	6	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.        Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,				Three months ended June 30,
	2017		2016		2017	2016
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
Revenues based on customer location:
United States	$4,925		$5,166		$3,622	$3,406
Europe and Middle East	6,184		4,506		2,253	2,032
Asia Pacific (1) (2) (3)	30,753		23,939		14,700	11,665

	$41,862		$33,611		$20,575	$17,103

(1) China	$15,820		$15,991		$6,078	$7,099
(2) S. Korea	$8,776		$6,437		$5,027	$3,734
(3) Japan	*	)	*	)	$2,692	*	)

*)	Less than 10%

b.        Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Customer A	24%	26%	23%	29%
Customer B	17%	18%	16%	20%
Customer C	* )	* )	12%	10%

*)	Less than 10%

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$8,015	$4,511	$3,908	$2,711

Denominator (in thousands):
Basic weighted-average common stock outstanding	21,556	20,562	21,712	20,604
Effect of stock -based awards	820	587	851	767

Diluted weighted average common stock outstanding	22,376	21,149	22,563	21,371

Basic net income per share	$0.37	$0.22	$0.18	$0.13

Diluted net income per share	$0.36	$0.21	$0.17	$0.13

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 15,569 and 59,785 shares for the three and six months ended June 30, 2017, respectively, and 832,125 and 793,654 for the corresponding periods of 2016.

NOTE 7:    COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the six months ended June 30, 2017, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2016	1,455,908	$19.76
Granted	—	—
Exercised	(572,520)	19.72
Forfeited or expired	(12,514)	17.58

Outstanding as of June 30, 2017 (2)	870,874	$19.82	5.4	$22,324

Exercisable as of June 30, 2017 (3)	565,168	$19.08	4.7	$14,902

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 790,118 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 515,026 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2017, there was $987 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the six months ended June 30, 2017, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	505,142	$21.59
Granted	224,600	35.21
Vested	(166,208)	20.45
Forfeited or expired	(18,438)	23.58

Unvested as of June 30, 2017	545,096	$27.48

As of June 30, 2017, there was $12,172 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$205	$114	$114	$54
Research and development, net	1,843	1,421	972	775
Sales and marketing	659	502	370	255
General and administrative	1,420	1,046	722	525

Total equity-based compensation expense	$4,127	$3,083	$2,178	$1,609

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Six months ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Expected dividend yield	0%	0%
Expected volatility	35%-46%	36%-57%
Risk-free interest rate	0.5%-0.7%	0.3%-0.5%
Expected forfeiture	0%	0%
Contractual term of up to	24 months	24 months

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2017 and 2016.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2017 and December 31, 2016, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $0 and $3,300, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$6

Total	$—	$6

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$87	$74	$(4)	$(48)
Foreign exchange forward contracts	95	69	4	(44)

	$182	$143	$—	$(92)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(87)	$(49)	$(38)	$(49)
Foreign exchange forward contracts	(101)	(73)	(4)	(48)

	$(188)	$(122)	$(42)	$(97)

The Company recorded in cost of revenues and operating expenses a net gain of $42 and $188 during the three and six months ended June 30, 2017, respectively, and a net gain of $97 and $122 for the comparable periods of 2016, related to its Hedging Contracts.

NOTE 9:    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2017 (unaudited)			Three months ended June 30, 2017 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(502)	$5	$(497)	$(327)	$38	$(289)
Other comprehensive income (loss) before reclassifications	195	164	359	48	—	48
Amounts reclassified from accumulated other comprehensive income (loss)	29	(169)	(140)	1	(38)	(37)

Net current period other comprehensive income (loss)	224	(5)	219	49	(38)	11

Ending balance	$(278)	$—	$(278)	$(278)	$—	$(278)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30, 2016 (unaudited)			Three months ended June 30, 2016 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(427)	$8	$(419)	$(208)	$197	$(11)
Other comprehensive income (loss) before reclassifications	382	128	510	188	(83)	105
Amounts reclassified from accumulated other comprehensive income (loss)	13	(110)	(97)	(12)	(88)	(100)

Net current period other comprehensive income (loss)	395	18	413	176	(171)	5

Ending balance	$(32)	$26	$(6)	$(32)	$26	$(6)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$4	$2	$1	$2	Cost of revenues
	162	103	37	82	Research and development
	10	8	2	6	Sales and marketing
	12	9	2	7	General and administrative

	188	122	42	97	Total, before income taxes

	19	12	4	9	Income tax expense

	169	110	38	88	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(40)	(16)	(2)	14	Financial income (loss), net

	(11)	(3)	(1)	2	Income tax benefit

	(29)	(13)	(1)	12	Total, net of income taxes

	$140	$97	$37	$100	Total, net of income taxes

NOTE 10:    SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of its common stock during the second quarter and first six months ended June 30, 2017, as well as during the second quarter of 2016. During the first six months ended June 30, 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. As of June 30, 2017, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 11:    UNCERTAIN TAX POSITIONS

During both the three and six months ended June 30, 2017, the Company recorded a tax benefit of $1,800 as a result of the completion of a tax audit for prior years in a certain foreign tax jurisdiction. This amount includes a release of $130 in accrued interest related to unrecognized tax benefits. The reduction in the unrecognized tax benefits balance for prior years as a result of the completion of the tax audit for both the three and six months ended June 30, 2017 was $3,003.

NOTE 12:    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

The new standard will be effective for the Company beginning on January 1, 2018, but adoption as of the original effective date of January 1, 2017 is permitted. The Company will adopt the new standard as of January 1, 2018.

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on a majority of its revenue streams and associated contracts. The Company will complete the contract evaluations and validate the results throughout 2017. The Company formed an implementation work group and expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13:    RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the six months ended June 30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. There was no material impact of the adoption of this standard on the Company’s financial statements.

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

Our DSPs power many leading handset OEMs in the world today, including a tier-one U.S. brand, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 40% of the worldwide shipment volume in the first quarter of 2017.

We believe the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress. As a testament to this growing trend, during the second quarter of 2017, we concluded thirteen licensing deals, eleven of which are for non-cellular baseband applications. These license deals demonstrates that our technologies are being integrated into a broad range of end devices targeting smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the 3G & LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During the first half of 2017, we reported 162 million LTE chipsets shipped, which is up 79% over the 91 million units reported for the first half of 2016. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones, particularly in emerging economies.

•	Our specialization and competitive edge in digital signal processor technologies for next generation wireless such as LTE-A Pro, 5G, LTE-IoT, 802.11ac and 802.11ax Wi-Fi technologies, and the inherent low cost and power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, macro base stations, small cells, Wi-Fi routers and varieties of machine type communications such as connected cars, smart cities, industrial markets and more.

•

Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be

35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 93 million CEVA-powered Bluetooth chips shipped in the first half of 2017, up 74% over the 54 million chips reported by our customers for the first half of 2016.

•	The growing market potential for voice assisted devices and voice assistant services, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	Our CEVA-XM4 intelligent vision processor and our new CEVA-XM6 vision processor and platform for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), Autonomous Driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 40 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software and hardware needs is an opportunity for us to expand our footprint and content in smartphones,tablets, drones, surveillance, automotive ADAS and industrial IoT applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $20.6 and $41.9 million for the second quarter and first half of 2017, respectively, representing an increase of 20% and 25%, respectively, as compared to the corresponding periods in 2016.

Five largest customers accounted for 67% and 61% of our total revenues for the second quarter and first half of 2017, respectively, as compared to 68% and 65% for the comparable periods in 2016. Three customers accounted for 23%, 16% and 12% of our total revenues for the second quarter of 2017, as compared to three customers that accounted for 29%, 20% and 10% of our total revenues for the second quarter of 2016. Two customers accounted for 24% and 17% of our total revenues for the first half of 2017, as compared to two customers that accounted for 26% and 18% of our total revenues for the first half quarter of 2016. Sales to Spreadtrum represented 23% and 24% of our total revenues for the second quarter and first half of 2017, respectively, as compared to 29% and 26% for the comparable periods in 2016. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2017, and collectively represented 77% and 76% of our total royalty revenues for the second quarter and first half of 2017, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2016, and collectively represented 86% and 85% of our total royalty revenues for the second quarter and first half of 2016, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2017	First Half 2016	Second Quarter 2017	Second Quarter 2016
DSP products (DSP cores and platforms):
Baseband for handset and other devices	57%	66%	59%	63%
Other non-baseband (audio, imaging and vision)	29%	16%	32%	10%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	14%	18%	9%	27%

We expect to continue to generate a significant portion of our revenues for 2017 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $10.3 million and $19.9 million for the second quarter and first half of 2017, respectively, an all-time record high, representing an increase of 38% and 23%, respectively, as compared to the corresponding periods in 2016. The increase in licensing and related revenues for the second quarter of 2017 was primarily due to strong licensing performance from our vision technologies licensing revenue, partially offset by lower connectivity technology licensing revenue. The increase in licensing and related revenues for the first half of 2017 was due to strong licensing performance from our vision technologies licensing revenue, partially offset by lower handset baseband technology licensing revenue.

Licensing and related revenues accounted for 50% and 47% of our total revenues for the second quarter and first half of 2017, respectively, compared to 44% and 48% for the comparable periods of 2016. During the second quarter of 2017, we concluded 13 new licensing deals. Of the 13 new licensing deals completed during the quarter, four were with first time customers, and 11 of the licensing agreements completed during the quarter were for non-handset baseband applications. Seven of the agreements were for CEVA DSP cores, platforms and software, five were for CEVA connectivity IPs and one was a portfolio license agreement. Target markets for the licenses include smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products. Geographically, six of the deals signed were in China, three were in the U.S., one was in Europe and three were in the APAC region. Our licensing business is progressing very well with a strong pipeline, diverse customer base and target markets and all-time record-high backlog.

Royalty Revenues

Royalty revenues were $10.2 million and $22.0 million for the second quarter and first half of 2017, respectively, representing an increase of 6% and 26%, respectively, as compared to the corresponding periods in 2016. Royalty revenues accounted for 50% and 53% of our total revenues for the second quarter and first half of 2017, respectively, as compared to 56% and 52% for the comparable periods of 2016. The increase in royalty revenues for the second quarter of 2017 reflects an increase in non-handset baseband for base stations, vision, connectivity products and audio. The increase in royalty revenues for the first half of 2017 reflects an increase in LTE baseband shipments and non-handset baseband shipments in all of our different markets.

Our customers reported sales of 268 million and 620 million chipsets incorporating our technologies for the second quarter and first half of 2017, respectively, as compared to 225 million and 456 million for the comparable periods of 2016. Of these volumes, 47 million and 123 million were attributed to non-handset baseband for the second quarter and first half of 2017, respectively, as compared to 34 million and 79 million for the comparable periods of 2016. This volume increase is attributable to an increase in smartphone shipments as well as all segments of our non-handset baseband products.

The five largest royalty-paying customers accounted for 91% and 90% of our total royalty revenues for the second quarter and first half of 2017, respectively, as compared to 94% and 93% for the comparable periods of 2016.

Geographic Revenue Analysis

	First Half 2017			First Half 2016			Second Quarter 2017		Second Quarter 2016
	(in millions, except percentages)						(in millions, except percentages)
United States	$4.9		12%	$5.2		15%	$3.6	18%	$3.4		20%
Europe and Middle East	$6.2		15%	$4.5		14%	$2.3	11%	$2.0		12%
Asia Pacific (1) (2) (3)	$30.8		73%	$23.9		71%	$14.7	71%	$11.7		68%

(1) China	$15.8		38%	$16.0		48%	$6.1	30%	$7.1		42%
(2) S. Korea	$8.8		21%	$6.4		19%	$5.0	24%	$3.7		22%
(3) Japan	*	)	* )	*	)	* )	$2.7	13%	*	)	* )

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $1.6 million and $3.3 million for the second quarter and first half of 2017, respectively, as compared to $1.4 million and $3.0 million for the comparable periods of 2016. Cost of revenues accounted for 8% of our total revenues for both the second quarter and first half of 2017, as compared to 8% and 9% for the comparable periods of 2016. The increase for the second quarter of 2017 principally reflected higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”). The increase for the first half of 2017 principally reflected higher salary and related costs and higher payments to the IIA. Included in cost of revenues for the second quarter and first half of 2017 was a non-cash equity-based compensation expense of $114,000 and $205,000, respectively, as compared to $54,000 and $114,000 for the comparable periods of 2016.

Gross Margin

Gross margin for both the second quarter and first half of 2017 was 92%, as compared to 92% and 91% for the comparable periods of 2016. The increase for the second quarter of 2017 mainly reflected higher revenues.

Operating Expenses

Total operating expenses were $16.8 million and $32.0 million for the second quarter and first half of 2017, respectively, as compared to $13.1 million and $26.1 million for the comparable periods of 2016. The net increase in total operating expenses for both the second quarter and first half of 2017 principally reflected lower research grants received from the IIA, higher non-cash equity-based compensation expenses and higher salary and related costs, mainly due to higher headcount, associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramps.

Research and Development Expenses, Net

Our research and development expenses, net, were $10.5 million and $20.4 million for the second quarter and first half of 2017, respectively, as compared to $7.8 million and $15.7 million for the comparable periods of 2016. The net increase for both the second quarter and first half of 2017 principally reflected lower research grants received from the IIA, higher non-cash equity-based compensation expenses and higher salary and related costs, mainly due to higher headcount associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramps. Included in research and development expenses for the second quarter and first half of 2017 were non-cash equity-based compensation expenses of $972,000 and $1,843,000, respectively, as compared to $775,000 and $1,421,000 for the comparable periods of 2016. Research and development expenses as a percentage of our total revenues were 51% and 49% for the second quarter and first half of 2017, respectively, as compared to 46% and 47% for the comparable periods of 2016.

The number of research and development personnel was 219 at June 30, 2017, compared to 197 at June 30, 2016.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.4 million and $6.4 million for the second quarter and first half of 2017, respectively, as compared to $2.9 million and $5.7 million for the comparable periods of 2016. The increase for the second quarter of 2017 primarily reflected higher salary and related costs, higher commission costs and higher marketing and trade shows activities. The increase for the first half of 2017 primarily reflected higher salary and related costs, higher commission costs and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2017 were non-cash equity-based compensation expenses of $370,000 and $659,000, respectively, as compared to $255,000 and $502,000 for the comparable periods of 2016. Sales and marketing expenses as a percentage of our total revenues were 17% and 15% for the second quarter and first half of 2017, respectively, as compared to 17% for both the comparable periods of 2016.

The total number of sales and marketing personnel was 35 at June 30, 2017, compared to 34 at June 30, 2016.

General and Administrative Expenses

Our general and administrative expenses were $2.6 million and $4.7 million for the second quarter and first half of 2017, respectively, as compared to $2.1 million and $4.1 million for the comparable periods of 2016. The increase for both the second quarter and first half of 2017 primarily reflected higher professional services and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2017 were non-cash equity-based compensation expenses of $722,000 and $1,420,000, respectively, as compared to $525,000 and $1,046,000 for the comparable periods of 2016. General and administrative expenses as a percentage of our total revenues were 12% and 11% for the second quarter and first half of 2017, respectively, as compared to 12% for both the comparable periods of 2016.

The number of general and administrative personnel was 25 at June 30, 2017, compared to 23 at June 30, 2016.

Amortization of intangible assets

Our amortization charges were $0.3 million and $0.6 million for the second quarter and first half of 2017, respectively, as compared to $0.3 million and $0.6 million for the comparable periods of 2016. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of June 30, 2017, the net amount of intangible assets was $2.4 million.

Financial Income, Net (in millions)

	First Half 2017	First Half 2016	Second Quarter 2017	Second Quarter 2016
Financial income, net	$1.33	$1.00	$0.76	$0.56
of which:
Interest income and gains and losses from marketable securities, net	$1.41	$1.02	$0.78	$0.55
Foreign exchange loss	$(0.08)	$(0.02)	$(0.02)	$0.01

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2017 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.02 million and $0.08 million for the second quarter and first half of 2017, as compared to a foreign exchange gain of $0.01 million and a foreign exchange loss of $0.02 million for the comparable periods of 2016.

Provision for Income Taxes

Our income tax benefit was $1.0 million and $0.2 million for the second quarter and first half of 2017, respectively, as compared to a tax expense of $0.5 million and $1.0 million for the comparable periods of 2016. The decrease for the second quarter and first half of 2017 primarily reflected a tax benefit of $1.8 million due to a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 24% for the first half of 2017, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first half of 2017. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first half of 2017. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had approximately $17.1 million in cash and cash equivalents, $29.7 million in short term bank deposits, $73.2 million in marketable securities, and $50.2 million in long term bank deposits, totaling $170.2 million, as compared to $156.5 million at December 31, 2016. The increase for the first half of 2017 principally reflected cash provided by operations and cash proceeds from exercise of stock-based awards, partially offset by the purchase of computers and platform tools during the first half of 2017, mainly for our research and development activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $170.2 million, $130.6 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2017, we invested $58.6 million of cash in bank deposits and marketable securities with maturities up to 56 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $43.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2017. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017.

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

Operating Activities

Cash provided by operating activities for the first half of 2017 was $10.6 million and consisted of net income of $8.0 million, adjustments for non-cash items of $6.4 million, and changes in operating assets and liabilities of $3.8 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization of intangible assets, $4.1 million of equity-based compensation expenses and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $2.4 million (mainly as a result of payment of a yearly design tools subscription), a decrease of deferred revenues of $2.9 million, a decrease in accrued payroll and related benefits of $1.7 million and a decrease in income taxes payable of $1.5 million (mainly due to a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction), partially offset by a decrease in trade receivables of $4.7 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2017 was $17.7 million, compared to $1.1 million of net cash provided by investing activities for the comparable period of 2016. We had a cash outflow of $27.8 million and a cash inflow of $16.1 million with respect to investments in marketable securities during the first half of 2017, as compared to a cash outflow of $23.3 million and a cash inflow of $19.1 million with respect to investments in marketable securities during the first half of 2016. For the first half of 2017, we had net investments of $3.7 million in bank deposits, as compared to net proceeds of $6.0 million from bank deposits for the comparable period of 2016. We had a cash outflow of $2.3 million (mainly for purchase of platform tools) and $0.7 million during the first half of 2017 and 2016, respectively, from purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the first half of 2017 was $5.7 million, compared to $0.0 million of net cash used in financing activities for the comparable period of 2016.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. We did not repurchase shares of common stock during the first half of 2017. During the first half of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million.

During the first half of 2017, we received $5.7 million from the exercise of stock-based awards, as compared to $3.4 million received for the comparable period of 2016.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $23,000 and $85,000 for the second quarter and first half of 2017, respectively, and a foreign exchange gain of $9,000 and a foreign exchange loss of $25,000 for the comparable periods of 2016.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2017, we recorded accumulated other comprehensive loss of $38,000 and $5,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2016, we recorded accumulated other comprehensive loss of $171,000 and accumulated other comprehensive gain $18,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2017, we had no other comprehensive gain/loss from our forward and option contracts, net of taxes. We recognized a net gain of $42,000 and $188,000 for the second quarter and first half of 2017, respectively, and a net gain of $97,000 and $122,000 for the comparable periods of 2016, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2017, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2017. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.78 million and $1.41 million for the second quarter and first half of 2017, respectively, as compared to $0.55 million and $1.02 million for the comparable periods of 2016. The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2017, reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the EURO and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the approvals, amounts and timing of Israeli R&D government grants from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (previously known as Office of the Chief Scientist of Israel) (the “IIA”), EU grants and French research tax credits;

•	the timing of our payment of royalties to the IIA, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the IIA;

•	statutory changes associated with research tax benefits applicable to French technology companies;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our signal processing IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 23% and 24% of our total revenues for the second quarter and first half of 2017, respectively, as compared to 29% and 26% for the comparable periods of 2016. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2017 and 2016, and collectively represented 77% and 76% of our total royalty revenues for the second quarter and first half of 2017, respectively, as compared to 86% and 85% for the comparable periods of 2016. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 50% and 53% of our total revenues for the second quarter and first half of 2017, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 59% and 57% of our total revenues for the second quarter and first half of 2017, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and are facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 88% of our total revenues for the first half of 2017 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the IIA and the Seventh Framework Program of the European Union. We recorded an aggregate of $622,000 for the first half of 2017. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. In 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. We therefore forecast that our research and developments costs will increase in 2017 as compared to prior years.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $20.4 million for the first half of 2017. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

There were no repurchases of our common stock during the three months ended June 30, 2017.

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

CEVA, INC.

Date: August 09, 2017	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 09, 2017	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)