Form 10-Q
period 2017-09-30
CEVA INC
filed 2017-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,974,975 of common stock, $0.001 par value, as of November 2, 2017.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress;

•	Our belief that we will benefit from the handset market transitioning from feature phones to smartphones, particularly in emerging economies;

•	Our belief that our Bluetooth and Wi-Fi IPs allows us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our proven track record in audio/voice processing and the growing market potential for voice assisted devices offers an additional market opportunity for the company;

•	Our belief that our specialization and competitive edge in digital signal processor technologies such as LTE-A Pro, 5G, LTE-IoT, 802.11ac and 802.11ax Wi-Fi and the inherent low cost and power, and performance balance of our designs put us in a strong position to capitalize on market adoption of such next generation wireless technologies for multiple market and product sectors;

•	Our belief that our vision processing IPs and neural net software and coprocessor hardware IPs offer additional growth in segments such smartphones, tablets, drones, surveillance and automotive ADAS and industrial IoT applications;

•	Our belief that the transformation in vision processing is an opportunity for us to expand our footprint in smartphones;

•	Per ABI Research, cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that non-handset baseband applications growth in royalties over the next few years will be a combination of higher unit shipments of Bluetooth products that bear lower ASPs, along with higher ASPs driven by base station and vision products;

•	Our belief that our licensing business is progressing well with a solid pipeline, diverse customer base and target markets;

•	Our anticipation that our research and developments costs will increase in 2017 as compared to prior years, partially due to accelerated strategic research and development programs and collaboration with our customers to expedite their production ramps, as well as from the receipt of lower IIA research grants;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$22,931	$18,401
Short term bank deposits	40,966	46,247
Marketable securities	74,459	61,868
Trade receivables	12,885	15,044
Prepaid expenses and other current assets	4,588	3,152

Total current assets	155,829	144,712
Long term bank deposits	39,214	29,977
Severance pay fund	9,243	7,941
Deferred tax assets	2,940	2,252
Property and equipment, net	6,698	4,805
Goodwill	46,612	46,612
Intangible assets, net	2,051	2,978
Other long-term assets	4,588	3,218

Total long-term assets	111,346	97,783

Total assets	$267,175	$242,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$468	$571
Deferred revenues	4,274	6,258
Accrued expenses and other payables	3,070	4,015
Accrued payroll and related benefits	10,655	11,751

Total current liabilities	18,467	22,595

Long term liabilities:
Accrued severance pay	9,752	8,349

Total long-term liabilities	9,752	8,349

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at September 30, 2017 (unaudited) and December 31, 2016. 21,971,347 and 21,273,500 shares outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	22	21
Additional paid in-capital	215,532	212,103
Treasury stock at cost (1,623,813 and 2,321,660 shares of common stock at September 30, 2017 (unaudited) and December 31, 2016, respectively)	(27,632)	(39,507)
Accumulated other comprehensive loss	(201)	(497)
Retained earnings	51,235	39,431

Total stockholders’ equity	238,956	211,551

Total liabilities and stockholders’ equity	$267,175	$242,495

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Revenues:
Licensing and related revenue	$33,893	$23,576	$14,021	$7,456
Royalties	32,013	27,881	10,023	10,390

Total revenues	65,906	51,457	24,044	17,846
Cost of revenues	5,030	4,453	1,726	1,422

Gross profit	60,876	47,004	22,318	16,424
Operating expenses:
Research and development, net	30,413	23,071	10,031	7,346
Sales and marketing	9,422	8,463	3,057	2,763
General and administrative	7,388	6,286	2,711	2,218
Amortization of intangible assets	927	927	309	309

Total operating expenses	48,150	38,747	16,108	12,636

Operating income	12,726	8,257	6,210	3,788
Financial income, net	2,147	1,617	821	615

Income before taxes on income	14,873	9,874	7,031	4,403
Income taxes	1,008	1,975	1,181	1,015

Net income	$13,865	$7,899	$5,850	$3,388

Basic net income per share	$0.64	$0.38	$0.27	$0.16

Diluted net income per share	$0.62	$0.37	$0.26	$0.15

Weighted-average shares used to compute net income per share (in thousands):
Basic	21,687	20,718	21,946	21,025

Diluted	22,480	21,395	22,683	21,883

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Net income:	$13,865	$7,899	$5,850	$3,388
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains	322	492	96	46
Reclassification adjustments for (gains) losses included in net income	33	16	(7)	—

Net change	355	508	89	46

Cash flow hedges:
Changes in unrealized gains (losses)	180	218	(2)	75
Reclassification adjustments for (gains) losses included in net income	(186)	(191)	2	(69)

Net change	(6)	27	—	6

Other comprehensive income before tax	349	535	89	52
Income tax expense related to components of other comprehensive income	53	83	12	13

Other comprehensive income, net of taxes	296	452	77	39

Comprehensive income	$14,161	$8,351	$5,927	$3,427

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,865	$7,899
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,447	998
Amortization of intangible assets	927	927
Equity-based compensation	6,346	4,648
Realized loss, net on sale of available-for-sale marketable securities	33	16
Amortization of premiums on available-for-sale marketable securities	907	757
Unrealized foreign exchange gain loss	(24)	(29)
Changes in operating assets and liabilities:
Trade receivables	2,159	(13,172)
Prepaid expenses and other assets	(2,572)	(1,403)
Accrued interest on bank deposits	(3)	(395)
Deferred tax, net	(741)	(571)
Trade payables	(105)	370
Deferred revenues	(1,984)	1,269
Accrued expenses and other payables	416	(62)
Accrued payroll and related benefits	(1,532)	(356)
Income taxes payable	(1,501)	894
Accrued severance pay, net	60	176

Net cash provided by operating activities	17,698	1,966

Cash flows from investing activities:
Purchase of property and equipment	(3,340)	(2,031)
Investment in bank deposits	(30,757)	(19,100)
Proceeds from bank deposits	27,050	25,613
Investment in available-for-sale marketable securities	(36,468)	(32,498)
Proceeds from maturity of available-for-sale marketable securities	8,086	7,316
Proceeds from sale of available-for-sale marketable securities	15,206	14,253

Net cash used in investing activities	(20,223)	(6,447)

Cash flows from financing activities:
Purchase of treasury stock	—	(3,417)
Proceeds from exercise of stock-based awards	6,898	8,998

Net cash provided by financing activities	6,898	5,581
Effect of exchange rate changes on cash and cash equivalents	157	(11)

Increase in cash and cash equivalents	4,530	1,089
Cash and cash equivalents at the beginning of the period	18,401	18,909

Cash and cash equivalents at the end of the period	$22,931	$19,998

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$3,934	$1,604

Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$—	$67

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017, have been applied consistently in these unaudited interim condensed consolidated financial statements, except during the three and nine months ended September 30, 2017, the adoption of Accounting Standards Update (“ASU”) 2016-09 relating to the forfeiture rates as they occur, rather than an estimate of the expected forfeitures (see Note 13).

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

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	September 30, 2017 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,495	$13	$(5)	$12,503

	12,495	13	(5)	12,503
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(4)	497
Corporate bonds	60,940	91	(319)	60,712

	62,188	91	(323)	61,956
Total	$74,683	$104	$(328)	$74,459

	December 31, 2016 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$9,456	$4	$(15)	$9,445

	9,456	4	(15)	9,445
Available-for-sale - matures after one year through five years:
Government bonds	501	—	(4)	497
Corporate bonds	52,490	3	(567)	51,926

	52,991	3	(571)	52,423
Total	$62,447	$7	$(586)	$61,868

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2017 (unaudited)	$37,050	$(239)	$8,997	$(89)
As of December 31, 2016	$48,663	$(557)	$4,875	$(29)

As of September 30, 2017 and December 31, 2016, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$14	$16	$8	$1
Gross realized losses from sale of available-for-sale marketable securities	$(47)	$(32)	$(1)	$(1)

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

	September 30, 2017	Level I	Level II	Level III
Description	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	497	—	497	—
Corporate bonds	73,215	—	73,215	—

Description	December 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Government bonds	$497	$—	$497	$—
Corporate bonds	61,371	—	61,371	—
Foreign exchange contracts	6	—	6	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$6,162	$7,310	$1,237	$2,144
Europe and Middle East	7,451	7,492	1,267	2,986
Asia Pacific (1) (2)	52,293	36,655	21,540	12,716

	$65,906	$51,457	$24,044	$17,846

(1)China	$31,008	$23,064	$15,188	$7,073
(2)S. Korea	$13,852	$11,338	$5,076	$4,901

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,			Three months ended September 30,
	2017		2016	2017	2016
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Customer A	22%		27%	20%	27%
Customer B	17%		19%	18%	21%
Customer C	*	)	—	12%	—
Customer D	*	)	* )	21%	* )

*)	Less than 10%

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$13,865	$7,899	$5,850	$3,388

Denominator (in thousands):
Basic weighted-average common stock outstanding	21,687	20,718	21,946	21,025
Effect of stock -based awards	793	677	737	858

Diluted weighted average common stock outstanding	22,480	21,395	22,683	21,883

Basic net income per share	$0.64	$0.38	$0.27	$0.16

Diluted net income per share	$0.62	$0.37	$0.26	$0.15

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 0 and 39,856 shares for the three and nine months ended September 30, 2017, respectively, and 92,103 and 349,428 for the corresponding periods of 2016.

NOTE 7: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2017, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2016	1,455,908	$19.76
Granted	—	—
Exercised	(588,972)	19.74
Forfeited or expired	(14,349)	17.56

Outstanding as of September 30, 2017 (2)	852,587	$19.81	5.2	$19,598

Exercisable as of September 30, 2017 (3)	604,327	$19.18	4.7	$14,271

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 775,403 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 551,645 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2017, there was $750 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2017, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	505,142	$21.59
Granted	269,497	36.84
Vested	(193,399)	21.46
Forfeited or expired	(26,374)	26.01

Unvested as of September 30, 2017	554,866	$28.84

As of September 30, 2017, there was $12,126 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$330	$179	$125	$65
Research and development, net	2,834	2,162	991	741
Sales and marketing	1,040	681	381	179
General and administrative	2,142	1,626	722	580

Total equity-based compensation expense	$6,346	$4,648	$2,219	$1,565

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	28%-46%	29%-57%	28%-43%	29%-48%
Risk-free interest rate	0.5%-1.1%	0.3%-0.5%	0.6%-1.1%	0.4%-0.5%
Expected forfeiture	0%	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months	24 months

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2017 and December 31, 2016, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $0 and $3,300, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$6

Total	$—	$6

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$88	$118	$1	$44
Foreign exchange forward contracts	92	100	(3)	31

	$180	$218	$(2)	$75

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(88)	$(70)	$(1)	$(21)
Foreign exchange forward contracts	(98)	(121)	3	(48)

	$(186)	$(191)	$2	$(69)

The Company recorded in cost of revenues and operating expenses a net loss of $2 and a net gain of $186 during the three and nine months ended September 30, 2017, respectively, and a net gain of $69 and $191 for the comparable periods of 2016, related to its Hedging Contracts.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2017 (unaudited)			Three months ended September 30, 2017 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(502)	$5	$(497)	$(278)	$—	$(278)
Other comprehensive income (loss) before reclassifications	277	161	438	82	(3)	79
Amounts reclassified from accumulated other comprehensive income (loss)	24	(166)	(142)	(5)	3	(2)

Net current period other comprehensive income (loss)	301	(5)	296	77	—	77

Ending balance	$(201)	$—	$(201)	$(201)	$—	$(201)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30, 2016 (unaudited)			Three months ended September 30, 2016 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(427)	$8	$(419)	$(32)	$26	$(6)
Other comprehensive income (loss) before reclassifications	416	194	610	34	66	100
Amounts reclassified from accumulated other comprehensive income (loss)	13	(171)	(158)	—	(61)	(61)

Net current period other comprehensive income (loss)	429	23	452	34	5	39

Ending balance	$2	$31	$33	$2	$31	$33

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Unrealized gains (losses) on cash flow hedges	$4	$4	$—	$2	Cost of revenues
	160	160	(2)	57	Research and development
	10	13	—	5	Sales and marketing
	12	14	—	5	General and administrative

	186	191	(2)	69	Total, before income taxes
	20	20	1	8	Income tax expense

	166	171	(3)	61	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(33)	(16)	7	—	Financial income (loss), net
	(9)	(3)	2	—	Income tax benefit

	(24)	(13)	5	—	Total, net of income taxes
	$142	$158	$2	$61	Total, net of income taxes

NOTE 10: SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of its common stock during the third quarter and first nine months ended September 30, 2017, as well as during the third quarter of 2016. During the first nine months ended September 30, 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. As of September 30, 2017, 311,056 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 11: UNCERTAIN TAX POSITIONS

During the nine months ended September 30, 2017, the Company recorded a tax benefit of $1,800 as a result of the completion of a tax audit for prior years in a certain foreign tax jurisdiction. This amount includes a release of $130 in accrued interest related to unrecognized tax benefits. The reduction in the unrecognized tax benefits balance for prior years as a result of the completion of the tax audit for the nine months ended September 30, 2017 was $3,003.

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

The Company continues to assess all potential impacts under the new revenues standard.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(b)	Other accounting standard

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

NOTE 13: RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the nine months ended September 30, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. There was no material impact of the adoption of this standard on the Company’s financial statements.

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

Headquartered in Mountain View, California, CEVA is a leading licensor of signal processing IP for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and Internet of Things (IoT). Our ultra-low-power IPs for vision, neural networks, sound, long and short range wireless, include comprehensive DSP-based platforms for LTE/LTE-A/5G baseband processing in handsets, infrastructure and IoT devices, advanced imaging, computer vision and deep learning for any camera-enabled device, as well as sound/voice/audio applications for multiple IoT markets. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac up to 4x4). We also offer wired interface for storage (SATA and SAS).

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

Our DSPs power many leading handset OEMs in the world today, including a tier-one U.S. brand, ASUS, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 35% of the worldwide shipment volume in the first half of 2017.

We believe the adoption of our signal processing IP cores and software for applications outside of the cellular baseband market continues to progress. As a testament to this growing trend, during the third quarter of 2017, we concluded eight licensing deals, all of which are for non-cellular baseband applications. These license deals demonstrate that our technologies are being integrated into a broad range of end devices including 5G base stations, smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products. Moreover, during the third quarter, our royalty revenues derived from non-cellular baseband products approximately doubled year-over-year, contributing more than $2 million of royalty revenues during the quarter.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During the first nine months of 2017, we reported 228 million LTE chipsets shipped, which is more than the amount that was shipped in the entire year of 2016. The royalty we derive from smartphones is higher on average than that of feature phones, so we are set to benefit as handset markets around the world continue to transition and shift away from feature phones to smartphones, particularly in emerging economies.

•	Our specialization and competitive edge in digital signal processor technologies for next generation wireless such as LTE-A Pro, 5G, LTE-IoT, 802.11ac and 802.11ax Wi-Fi technologies, and the inherent low cost and power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, macro base stations, small cells, Wi-Fi routers and varieties of machine type communications such as connected cars, smart cities, industrial markets and more.

•	Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 139 million CEVA-powered Bluetooth chips shipped in the first nine months of 2017, which is more than the amount that was shipped in the entire year of 2016.

•	The growing market potential for voice assisted devices, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company. Our proven track record in audio/voice processing, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio roadmaps across this new range of addressable end markets.

•	Our CEVA-XM4 intelligent vision processor and our new CEVA-XM6 vision processor and platform for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), Autonomous Driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 45 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software and hardware needs is an opportunity for us to expand our footprint and content in smartphones, tablets, drones, surveillance, automotive ADAS and industrial IoT applications.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in revenues derived from non-handset baseband applications over the next few years, due to a combination of higher unit shipments of Bluetooth products that bear lower ASPs, with higher ASPs driven by base station and vision products.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $24.0 and $65.9 million for the third quarter and first nine months of 2017, respectively, representing an increase of 35% and 28%, respectively, as compared to the corresponding periods in 2016.

Five largest customers accounted for 75% and 59% of our total revenues for the third quarter and first nine months of 2017, respectively, as compared to 65% and 64% for the comparable periods in 2016. Four customers accounted for 20%, 18%, 12% and 21% of our total revenues for the third quarter of 2017, as compared to two customers that accounted for 27% and 21% of our total revenues for the third quarter of 2016. Two customers accounted for 22% and 17% of our total revenues for the first nine months of 2017, as compared to two customers that accounted for 27% and 19% of our total revenues for the first nine months of 2016. Sales to Spreadtrum represented 20% and 22% of our total revenues for the third quarter and first nine months of 2017, respectively, as compared to 27% for both comparable periods in 2016. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2017, and collectively represented 68% and 74% of our total royalty revenues for the third quarter and first nine months of 2017, respectively. Three royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2016, and collectively represented 86% of our total royalty revenues for the third quarter of 2016. Two royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2016, and collectively represented 81% of our total royalty revenues for the first nine months of 2016. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine months 2017	Nine months 2016	Third Quarter 2017	Third Quarter 2016
DSP products (DSP cores and platforms):
Baseband for handset and other devices	63%	66%	73%	65%
Other non-baseband (audio, imaging and vision)	24%	15%	16%	14%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	13%	19%	11%	21%

We expect to continue to generate a significant portion of our revenues for 2017 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $14.0 million and $33.9 million for the third quarter and first nine months of 2017, respectively, an all-time record high, representing an increase of 88% and 44%, respectively, as compared to the corresponding periods in 2016. The increase in licensing and related revenues for the third quarter of 2017 was due to a combination of higher licensing revenues and activities from all business lines (other than connectivity), including recognition of revenue from a prior 5G related licensing agreement that was previously recorded as part of our backlog. The increase in licensing and related revenues for the first nine months of 2017 was due to higher licensing revenues and activities associated with vision and base station technologies and products, which are part of the company’s successful diversification strategy over the last few years.

Licensing and related revenues accounted for 58% and 51% of our total revenues for the third quarter and first nine months of 2017, respectively, compared to 42% and 46% for the comparable periods of 2016. During the third quarter of 2017, we concluded eight new licensing deals. Of the eight new licensing deals completed during the quarter, three were with first time customers, and all of the licensing agreements completed during the quarter were for non-handset baseband applications. Two of the agreements were for CEVA DSP cores, platforms and software and six were for CEVA connectivity IPs. Target markets for the licenses include 5G base stations, AI for smartphones and consumer and industrial IoT. Geographically, two of the deals signed were in China, three were in the U.S., and three were in the APAC region. Our licensing business is progressing well with a solid pipeline, diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $10.0 million and $32.0 million for the third quarter and first nine months of 2017, respectively, representing a decrease of 4% and an increase of 15%, respectively, as compared to the corresponding periods in 2016. Royalty revenues accounted for 42% and 49% of our total revenues for the third quarter and first nine months of 2017, respectively, as compared to 58% and 54% for the comparable periods of 2016. The slight decrease in royalty revenues for the third quarter of 2017 reflects noticeable softness across major handset vendors and regions. In particular, China was experiencing excess inventory levels in low cost smartphones, partially due to slower migration to LTE smartphones in India and a pushout of a flagship model in the smartphone space. This was partially offset by higher volume shipments and royalty revenues of our non-handset baseband products. As examples, higher vision-related royalty revenues were derived from new smartphones and cameras going into production during 2017 using our vision platform and higher volume shipments were evidenced by initial royalty reports from base station products utilizing our technologies. The increase in royalty revenues for the first nine months of 2017 reflects an increase in LTE baseband shipments and non-handset baseband shipments in all of our different markets.

Our customers reported sales of 250 million and 871 million chipsets incorporating our technologies for the third quarter and first nine months of 2017, respectively, as compared to 270 million and 726 million for the comparable periods of 2016. Of those volumes, 61 million and 184 million were attributed to non-handset baseband for the third quarter and first nine months of 2017, respectively, as compared to 52 million and 131 million for the comparable periods of 2016. The decrease in chipsets for the third quarter of 2017 is attributable to a decrease in smartphone shipments. The increase in chipsets for the first nine months of 2017 is attributable to an increase in our non-handset baseband products and overall higher handset shipments.

The five largest royalty-paying customers accounted for 87% and 89% of our total royalty revenues for the third quarter and first nine months of 2017, respectively, as compared to 94% and 92% for the comparable periods of 2016.

Geographic Revenue Analysis

	Nine months 2017		Nine months 2016		Third Quarter 2017		Third Quarter 2016
	(in millions, except percentages)				(in millions, except percentages)
United States	$6.1	10%	$7.3	14%	$1.2	5%	$2.1	12%
Europe and Middle East	$7.5	11%	$7.5	15%	$1.3	5%	$3.0	17%
Asia Pacific (1) (2)	$52.3	79%	$36.7	71%	$21.5	90%	$12.7	71%
(1)China	$31.0	47%	$23.1	45%	$15.2	63%	$7.1	40%
(2)S. Korea	$13.9	21%	$11.3	22%	$5.1	21%	$4.9	27%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $1.7 million and $5.0 million for the third quarter and first nine months of 2017, respectively, as compared to $1.4 million and $4.5 million for the comparable periods of 2016. Cost of revenues accounted for 7% and 8% of our total revenues for the third quarter and first nine months of 2017, respectively, as compared to 8% and 9% for the comparable periods of 2016. The increase for the third quarter of 2017 principally reflected higher payments to IIA. The increase for the first nine months of 2017 principally reflected higher salary and related costs, higher payments to the IIA and higher non-cash equity-based compensation expenses, partially offset by lower customization work for our licensees. Included in cost of revenues for the third quarter and first nine months of 2017 was a non-cash equity-based compensation expense of $125,000 and $330,000, respectively, as compared to $65,000 and $179,000 for the comparable periods of 2016.

Gross Margin

Gross margin for the third quarter and first nine months of 2017 was 93% and 92%, respectively, as compared to 92% and 91% for the comparable periods of 2016. The increase for both the third quarter and first nine months of 2017 mainly reflected higher revenues.

Operating Expenses

Total operating expenses were $16.1 million and $48.2 million for the third quarter and first nine months of 2017, respectively, as compared to $12.6 million and $38.7 million for the comparable periods of 2016. The net increase in total operating expenses for both the third quarter and first nine months of 2017 principally reflected lower research grants received from the IIA, higher non-cash equity-based compensation expenses and higher salary and related costs, mainly due to higher headcount associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramps.

Research and Development Expenses, Net

Our research and development expenses, net, were $10.0 million and $30.4 million for the third quarter and first nine months of 2017, respectively, as compared to $7.3 million and $23.1 million for the comparable periods of 2016. The net increase for both the third quarter and first nine months of 2017 principally reflected lower research grants received from the IIA, higher non-cash equity-based compensation expenses and higher salary and related costs, mainly due to higher headcount associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramps. Included in research and development expenses for the third quarter and first nine months of 2017 were non-cash equity-based compensation expenses of $991,000 and $2,834,000, respectively, as compared to $741,000 and $2,162,000 for the comparable periods of 2016. Research and development expenses as a percentage of our total revenues were 42% and 46% for the third quarter and first nine months of 2017, respectively, as compared to 41% and 45% for the comparable periods of 2016.

The number of research and development personnel was 224 at September 30, 2017, compared to 202 at September 30, 2016.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.1 million and $9.4 million for the third quarter and first nine months of 2017, respectively, as compared to $2.8 million and $8.5 million for the comparable periods of 2016. The increase for the third quarter of 2017 primarily reflected higher salary and related costs and higher non-cash equity-based compensation expenses, partially offset by lower commission costs. The increase for the first nine months of 2017 primarily reflected higher salary and related costs and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2017 were non-cash equity-based compensation expenses of $381,000 and $1,040,000, respectively, as compared to $179,000 and $681,000 for the comparable periods of 2016. Sales and marketing expenses as a percentage of our total revenues were 13% and 14% for the third quarter and first nine months of 2017, respectively, as compared to 15% and 16% for the comparable periods of 2016.

The total number of sales and marketing personnel was 34 at both September 30, 2017 and September 30, 2016.

General and Administrative Expenses

Our general and administrative expenses were $2.7 million and $7.4 million for the third quarter and first nine months of 2017, respectively, as compared to $2.2 million and $6.3 million for the comparable periods of 2016. The increase for both the third quarter and first nine months of 2017 primarily reflected higher professional services and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2017 were non-cash equity-based compensation expenses of $722,000 and $2,142,000, respectively, as compared to $580,000 and $1,626,000 for the comparable periods of 2016. General and administrative expenses as a percentage of our total revenues were 11% for both the third quarter and first nine months of 2017, as compared to 12% for both the comparable periods of 2016.

The number of general and administrative personnel was 26 at September 30, 2017, compared to 24 at September 30, 2016.

Amortization of intangible assets

Our amortization charges were $0.3 million and $0.9 million for the third quarter and first nine months of 2017, respectively, as compared to $0.3 million and $0.9 million for the comparable periods of 2016. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of September 30, 2017, the net amount of intangible assets was $2.1 million.

Financial Income, Net (in millions)

	Nine months 2017	Nine months 2016	Third Quarter 2017	Third Quarter 2016
Financial income, net	$2.15	$1.62	$0.82	$0.62
of which:
Interest income and gains and losses from marketable securities, net	$2.20	$1.65	$0.79	$0.63
Foreign exchange loss	$(0.05)	$(0.03)	$0.03	$(0.01)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2017 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.03 million and a foreign exchange loss of $0.05 million for the third quarter and first nine months of 2017, as compared to a foreign exchange loss of $0.01 million and $0.03 million for the comparable periods of 2016.

Provision for Income Taxes

Our income tax expenses were $1.2 million and $1.0 million for the third quarter and first nine months of 2017, respectively, as compared to $1.0 million and $2.0 million for the comparable periods of 2016. The increase for the third quarter of 2017 primarily reflected higher income before taxes on income. The decrease for the first nine months of 2017 primarily reflected a tax benefit of $1.8 million due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, partially offset by higher income before taxes on income. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 24% for the first nine months of 2017, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first nine months of 2017. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first nine months of 2017. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had approximately $22.9 million in cash and cash equivalents, $41.0 million in short term bank deposits, $74.5 million in marketable securities, and $39.2 million in long term bank deposits, totaling $177.6 million, as compared to $156.5 million at December 31, 2016. The increase for the first nine months of 2017 principally reflected cash provided by operations and cash proceeds from exercise of stock-based awards, partially offset by the purchase of computers and platform tools during the first nine months of 2017, mainly for our research and development activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $177.6 million, $134.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2017, we invested $67.2 million of cash in bank deposits and marketable securities with maturities up to 58 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $50.3 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2017. For more information about our marketable securities, see Notes 3 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2017 was $17.7 million and consisted of net income of $13.9 million, adjustments for non-cash items of $9.6 million, and changes in operating assets and liabilities of $5.8 million. Adjustments for non-cash items primarily consisted of $2.4 million of depreciation and amortization of intangible assets, $6.3 million of equity-based compensation expenses and $0.9 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $2.6 million (mainly as a result of an increase in French research tax credits which is generally refunded every three years), an increase in deferred tax assets, net, of $0.7 million, a decrease of deferred revenues of $2.0 million, a decrease in accrued payroll and related benefits of $1.5 million and a decrease in income taxes payable of $1.5 million (mainly due to a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction), partially offset by a decrease in trade receivables of $2.2 million and an increase in accrued expenses and other payables of $0.4 million.

Cash provided in operating activities for the first nine months of 2016 was $2.0 million and consisted of net income of $7.9 million, adjustments for non-cash items of $7.3 million, and changes in operating assets and liabilities of $13.2 million. Adjustments for non-cash items primarily consisted of $1.9 million of depreciation and amortization of intangible assets, $4.6 million of equity-based compensation expenses and $0.8 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $13.2 million (mainly due to one of our large customer’s internal reorganization of its financial and legal entities which affected the timing of payments to us), an increase in prepaid expenses and other assets of $1.4 million, an increase in accrued interest on bank deposits of $0.4 million, an increase in deferred tax assets, net, of $0.6 million, and a decrease in accrued payroll and related benefits of $0.4 million, partially offset by an increase in trade payables of $0.4 million, an increase in deferred revenues of $1.3 million and an increase in income tax payables of $0.9 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2017 was $20.2 million, compared to $6.4 million of net cash used by investing activities for the comparable period of 2016. We had a cash outflow of $36.5 million and a cash inflow of $23.3 million with respect to investments in marketable securities during the first nine months of 2017, as compared to a cash outflow of $32.5 million and a cash inflow of $21.6 million with respect to investments in marketable securities during the first nine months of 2016. For the first nine months of 2017, we had net investments of $3.7 million in bank deposits, as compared to net proceeds of $6.5 million from bank deposits for the comparable period of 2016. We had a cash outflow of $3.3 million and $2.0 million during the first nine months of 2017 and 2016, respectively, from purchase of property and equipment (mainly for purchase of platform tools in both periods).

Financing Activities

Net cash provided by financing activities for the first nine months of 2017 was $6.9 million, compared to $5.6 million of net cash provided by financing activities for the comparable period of 2016.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. We did not repurchase shares of common stock during the first nine months of 2017. During the first nine months of 2016, we repurchased 180,013 shares of common stock pursuant to our share repurchase program, at an average purchase price of $18.98 per share, for an aggregate purchase price of $3.4 million.

During the first nine months of 2017, we received $6.9 million from the exercise of stock-based awards, as compared to $9.0 million received for the comparable period of 2016.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $32,000 and a foreign exchange loss of $53,000 for the third quarter and first nine months of 2017, respectively, and a foreign exchange loss of $5,000 and $30,000 for the comparable periods of 2016.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2017, we recorded accumulated other comprehensive loss of $0 and $5,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2016, we recorded accumulated other comprehensive gain of $5,000 and $23,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2017, we had no other comprehensive gain/loss from our forward and option contracts, net of taxes. We recognized a net loss of $2,000 and a net gain of $186,000 for the third quarter and first nine months of 2017, respectively, and a net gain of $69,000 and $191,000 for the comparable periods of 2016, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2017, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2017. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.79 million and $2.20 million for the third quarter and first nine months of 2017, respectively, as compared to $0.63 million and $1.65 million for the comparable periods of 2016. The increase in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2017, reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or lose design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the DSP cores space with Verisilicon, Cadence and Synopsys;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM Holdings (acquired by SoftbBank), Imagination Technologies (in the process of being acquired by Canyon Bridge), Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products in-house and therefore not license our technologies;

•	we compete in the SATA and SAS IP markets with several vendors, such as Semtech’s Snowbush IP Group and Synopsys, that offer similar products, thereby leading to pricing pressures for both licensing and royalty revenues;

•	we compete in the short range wireless markets with ARM Holdings, Mindtree, Imagination Technologies and STMicroelectronics;

•	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, ARM Holdings (NEON technology) and GPU IP providers such as ARM Holdings, Imagination Technologies and Vivante (part of Verisilicon); and

•	we compete in the audio and voice applications market with ARM Holdings, Synopsys, Cadence and Verisilicon.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 22% and 27% of our total revenues for the first nine months of 2017 and 2016, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for both the first nine months of 2017 and 2016, and collectively represented 74% and 81% of our total royalty revenues for the first nine months of 2017 and 2016, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 42% and 49% of our total revenues for the third quarter and first nine months of 2017, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 73% and 63% of our total revenues for the third quarter and first nine months of 2017, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 90% of our total revenues for the first nine months of 2017 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the IIA and the Seventh Framework Program of the European Union. We recorded an aggregate of $2,359,000 for the first nine months of 2017. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA and European Union may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. In 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. We therefore forecast that our research and developments costs will increase in 2017 as compared to prior years.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $30.4million for the first nine months of 2017. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

There were no repurchases of our common stock during the three months ended September 30, 2017.

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

CEVA, INC.

Date: November 09, 2017	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 09, 2017	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)