Form 10-K
period 2017-12-31
CEVA INC
filed 2018-03-01
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                     No  ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $666,888,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2017. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2018
Common Stock, $0.001 par value per share	22,219,427 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2018 (the “2018 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that companies increasingly seek to license proven IPs, such as processor cores, connectivity products, memory and application-specific platforms, from silicon intellectual property companies like CEVA rather than develop those technologies in-house;

•	Our belief that there is a growing demand for high performance and low power signal processing IPs and specialized AI platforms incorporating all the necessary hardware and software for target applications and that we can capitalize on this industry shift;

•	Our belief that the adoption of our signal processing platform and artificial intelligence processors outside of the cellular baseband market continues to progress;

•	Our belief that we may benefit from the handset market transitioning from feature phones to LTE smartphones , if and when it occurs, particularly in emerging economies;

•	Our belief that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018;

•	Our belief that our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our proven track record in audio/voice processing and the growing market potential for voice assisted services offer an additional market opportunity for the company in voice enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive;

•	Our belief that our specialization and competitive edge in signal processing platforms for next generation long and short range wireless such as 5G, NB-IoT, 802.11ac and 802.11ax Wi-Fi technologies, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors;

•	Our belief that our vision processing IPs, neural net software and coprocessor hardware IPs and the newly announced AI processor, offer additional growth potentials in both licensing and royalty revenues in segments such as smartphones, tablets, drones, surveillance, automotive ADAS and industrial IoT applications;

•	Our belief that the transformation in vision processing and neural net software and hardware needs is an opportunity for us to expand our footprint in smartphones, tablets, drones, surveillance, automotive ADAS and industrial IoT applications;

•	Per ABI Research, cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents a new licensing and royalty driver for the company in the coming years;

•	Our belief that royalty revenue growth in the next few years for non-handset baseband applications will be a combination of higher unit shipments of Bluetooth products that bear lower ASPs, along with higher ASPs driven by base station and vision products;

•	Our belief that our licensing business is progressing well with strong interest, diverse customer base and a myriad of target markets;

•	Our anticipation that our research and developments costs will increase in 2018 as compared to prior years, partially due to accelerated strategic research and development programs for artificial intelligence processors and further collaboration with our customers to expedite their production ramp-ups, as well as from higher expenses associated with foreign currency exchange effects due to the devaluation mainly of the USD compared to the NIS and Euros;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

Company Overview

Headquartered in Mountain View, California, CEVA is the leading licensor of signal processing platforms and artificial intelligence processors for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and IoT. Our ultra-low-power hardware IPs and software solutions address many of the most complex technologies for imaging and computer vision, neural networks, sound, long (cellular) and short range wireless and artificial intelligent (AI) processors. Our portfolio includes comprehensive platforms for 5G baseband processing for handsets and RAN, complete end-to-end offerings for cellular IoT, front-end voice software and algorithms along with DSPs for voice enabled devices and AI assistants, advanced imaging computer vision for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac/ax up to 4x4).

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer, automotive and IoT companies. Our state-of-the-art technology has shipped in more than 9 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our revenue mix comprises primarily of IP licensing fees and related revenues, and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems.

We have built a strong network of licensing customers who rely on our technologies to deploy their silicon solutions. Our comprehensive customer base includes many of the world’s leading semiconductors and OEMs. Actions, ASR, Autotalks, Beken, Brite, Broadcom, Celeno, Cirrus Logic, Dialog Semiconductor, DSP Group, Espressif, FujiFilm, iCatch, Intel, Leadcore, LG Electronics, Mediatek, Nextchip, Novatek, NXP, ON Semiconductor, Oticon, Panasonic, RDA, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, Silver Spring Networks, Socionext, Sony, Socionext, Spreadtrum, STMicroelectronics, Toshiba, Vatics, Yamaha and ZTE all leverage CEVA’s industry-leading processors, platforms and connectivity IPs.

CEVA was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002. On July 4, 2014, we acquired 100% of RivieraWaves SAS, a privately-held, French company and a provider of wireless connectivity intellectual property for Wi-Fi and Bluetooth technologies.

We have over 300 employees worldwide, with research and development facilities in Israel, France, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Japan, Sweden, France, Israel and the United States.

CEVA is traded on the NASDAQ Global Market under the symbol “CEVA”.

Industry Background

DSP Cores

Digital signal processing is a key technology that is powering many of today’s fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today’s electronic products that are smart and connected and enable sensing and wireless communications capabilities (e.g. LTE and 5G baseband processing, computer vision, deep neural network, sound processing and analytics).

AI Processors

Artificial intelligence processors are a new breed of processors designed to enable AI-related workloads such as classification, pattern matching, prediction and detection to be performed on a device, with no cloud connection required. These processors mimic the human brain, allowing them to perform cognitive tasks for a wide range of functions, including vision, sound, real-time translation, user behavior and malware detection. AI processors will make their way into billions of devices in the coming years, including IoT, mobile, medical, industrial and automotive applications.

Short Range Wireless IPs

Wi-Fi and Bluetooth low energy and dual mode are key technologies for any company looking to address the Internet-of-Things (“IoT”). Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Through our connectivity business unit, we are able to expand further into the Wi-Fi and Bluetooth smart connectivity markets. The advent of IoT has resulted in significant demand for connectivity IPs that solves a crucial void in many companies’ strategies to address this burgeoning market. Wi-Fi and Bluetooth standards are constantly evolving, and the many different end applications where these technologies are being deployed require further customization. By licensing rather than developing these technologies in house, companies can now get access to the latest standards and profiles from CEVA without undertaking the expensive research and development costs required to develop these technologies internally.

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

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU, GPU and AI), connectivity products, memory and application-specific platforms, from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the DSP, subsystem and software, for their target application. For connectivity, with ever-evolving standards and a huge variety of uses, most semiconductor companies cannot develop and maintain this technology in-house. As a result, companies increasingly seek to license these IPs from CEVA or a third-party community of developers, such as CEVAnet, CEVA’s third-party network.

Our IP Business Model

Our objective is for our CEVA signal processing platforms and AI processors to become the de facto technologies across the mobile, consumer, automotive, industrial and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development. By choosing to license our IP, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. As an example, our CEVA-XCnet partner program focuses on various technology and solution providers with complimentary offerings for our CEVA-XC communication processor addressing wireless, infrastructure, smart grid and connectivity markets. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

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

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs and specialized AI platforms incorporating all the necessary hardware and software for target applications. Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. As CEVA offers expertise developing complete solutions in a number of key growth markets, including cellular baseband, wireless infrastructure, cellular IoT, advanced imaging, computer vision, deep neural networks, sound and audio processing and analytics, Wi-Fi, Bluetooth and AI, we believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

•	continue to develop and enhance our range of DSP cores and AI processors with additional features, performance and capabilities;

•	continue to develop and invest in our short range wireless IPs, providing the newest standards and the most complete offerings to address our customers’ needs;

•	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

•	continue to develop an ecosystem of third party partners developing software and solutions based on our technologies;

•	continue to invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

•	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

•	capitalize on our technology leadership in the development of advanced processor technologies and connectivity IPs to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal DSPs or incumbent DSP suppliers with CEVA-based solutions; and

•	capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of signal processing platforms and a primary player in AI processors for semiconductor companies and OEMs serving the mobile, consumer, automotive, industrial and IoT markets. Our portfolio includes comprehensive platforms for 5G baseband processing for handsets and infrastructure, complete end-to-end offerings for cellular IoT, front-end voice software and algorithm along with DSPs for voice enabled devices, advanced imaging and computer vision, deep neural network for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac/ax up to 4x4).

Our categories of products include the following:

1)	Communications

•	5G DSPs for gNodeB

•	PentaG—5G modem platform for UE (announced in 2018)

•	Dragonfly—Complete end-to-end offering for narrowband IoT (NB-IoT)

•	SDR DSPs for complex signal processing targeting V2X, satellites, smart grid, G.fast and Wi-Fi

2)	Imaging & vision

•	Imaging and computer vision platforms, including processors, accelerators and software framework for any camera-enabled device

•	Deep neural network software

3)	Sound

•	DSPs, algorithms and software for sound-enabled application, including complete voice front-end software package for near and far-field voice-enabled devices

4)	AI at the edge

•	NeuPro family of specialized AI processors designed to target any neural network workload (vision, sound, user behavior, real-time translation etc.) and scaling in performance to address IoT through to automotive (announced in 2018)

5)	Connectivity

•	RivieraWaves Bluetooth 5 dual mode and low energy platforms

•	RivieraWaves Wi-Fi 802.11a/b/g/n/ac platforms

•	Wi-Fi 802.11ax platforms, scaling in performance to address low power wearables through to access points and infrastructure

We deliver our DSP cores, platforms and AI processors in the form of a hardware description language definition (known as a soft core or a synthesizable core). All CEVA cores can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports CEVA DSP cores, platforms and AI processors with a wide range of complementing software and platforms. In addition, we provide development platforms, software development kits and software debug tools, which facilitate system design, debug and software development.

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP cores, platforms and AI processors. Platforms typically integrate a CEVA DSP core, hardware accelerators and coprocessors, optimized software, libraries and tool chain. Our family of DSP-based platforms are targeted for baseband processing within cellular handsets, Machine to Machine (M2M) type devices and base stations RAN, wired communications, advanced imaging, computer vision and deep neural networks, and audio, voice & sensing and Internet-of-Things related applications.

Customers

We have licensed our signal processing cores, platforms, AI processors and connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, ASR, Autotalks, Beken, Brite, Broadcom, Celeno, Cirrus Logic, Dialog Semiconductor, DSP Group, Espressif, FujiFilm, iCatch, Intel, Leadcore, LG Electronics, Mediatek, Nextchip, Novatek, NXP, ON Semiconductor, Oticon, Panasonic, RDA, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, Silver Spring Networks, Socionext, Sony, Socionext, Spreadtrum, STMicroelectronics, Toshiba, Vatics, Yamaha and ZTE.

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 23%, 27% and 31% of our total revenues for 2017, 2016 and 2015, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2017, and collectively represented 70% of our total royalty revenues for 2017; two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016, and two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015. In 2017, we concluded forty five new licensing deals, of which sixteen were with first time new customers and forty four were for non-handset baseband applications.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 92% of our total revenues for 2017, 87% of our total revenues for 2016 and 84% for 2015. Customers in each of China and South Korea accounted for greater than 10% of our total revenues for 2017, 2016 and 2015. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 10 to our consolidated financial statements, which appear elsewhere in this annual report.

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

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2017, we had 36 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. From time to time we develop a new signal processors, platforms, software solutions or connectivity products with close alignment with a number of tier-one industry players which signifies to the market that we are focused on viable applications that meet broad industry needs or try to get similar inputs and insight for our new developments from our marketing team. Generally, these industry leaders become licensees for these products allows us to create a roadmap for the future development of existing cores and application platforms and connectivity products, and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2017, we had 23 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 228 engineers as of December 31, 2017, work in six development centers located in Israel, France, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores, application platforms, connectivity products (Wi-Fi and Bluetooth) and serial storage technology (SATA and SAS). In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, were approximately $28 million, $31 million and $40 million for 2015, 2016 and 2017, respectively.

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

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

•	IP vendors that offer programmable or configurable DSP cores;

•	IP vendors that offer vision processing units for computer vision applications;

•	IP vendors that offer neural network processing units for AI applications;

•	IP vendors that offer voice software packages, including beamforming, direction of arrival and echo cancellation;

•	IP vendors that offer Bluetooth and Wi-Fi connectivity IPs;

•	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization; and

•	internal design groups of large chip companies or OEMs that develop proprietary signal processing IP cores or engines for their own application-specific chipsets.

We face direct competition in the DSP and configurable core space mainly from Verisilicon, Cadence and Synopsys, which licenses DSP cores in addition to their respective semiconductor and EDA businesses. In AI processors, we face direct competition from EDA players in addition to a host of companies offering AI cores and accelerators such as Digital Media Professionals, (DMP), Imagination, AImotive, Cambricon and Graphcore. In the short range wireless space, we face direct competition from Arm Limited, Imagination Technologies, Mindtree and STMicroelectronics (previously ST Ericsson).

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP or neural network accelerator that is responsible for communication and video/audio/voice-related tasks, neural network or in some cases connectivity capabilities. CPU companies, such as Arm Limited, Cadence, Imagination

Technologies and Synopsys have added DSP acceleration, CNN acceleration and /or connectivity solutions and make use of it to provide platform solutions in the areas of baseband, video, imaging, vision, AI, audio and connectivity.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

•	in the digital embedded imaging and vision market – Arm Limited, Synopsys, Cadence and Videantis, as well as GPU IP providers such as Arm Limited, Imagination Technologies and Verisilicon; and

•	in audio and voice applications market – Arm Limited, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2017, we hold 52 patents in the United States, four patents in Canada, 37 patents in the EME (Europe and Middle East) region and seven patents in Asia Pacific (APAC) region, totaling 100 patents, with expiration dates between 2018 and 2035. In addition, as of December 31, 2017, we have 11 patent applications pending in the United States, five pending patent applications in Canada, 10 pending patent applications in the EME region and seven pending patent applications in the APAC region, totaling 33 pending patent applications.

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

We also rely on trademark, copyright and trade secret laws to protect our intellectual property. We have registered trademark in the United States for our name CEVA and the related CEVA logo, and currently market our signal processing cores and other technology offerings under this trademark.

Employees

The table below presents the number of employees of CEVA as of December 31, 2017 by function and geographic location.

Number
Total employees	313
Function
Research and development	228
Sales and marketing	36
Administration	26
Technical support	23
Location
Israel	202
France	44
Ireland	13
China	15
United States	13
United Kingdom	12
Elsewhere	14

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

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or lose design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

•	we compete directly in the signal processing cores space with Verisilicon, Cadence and Synopsys;

•	we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as Arm Limited (acquired by SoftbBank), Imagination Technologies (acquired by Canyon Bridge), Synopsys and Cadence;

•	we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

•	we compete in the short range wireless markets with Arm Limited, Mindtree, Imagination Technologies and STMicroelectronics;

•	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, Arm Limited (NEON technology) and GPU IP providers such as Arm Limited, Imagination Technologies and Verisilicon;

•	we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Digital Media Professionals (DMP), Imagination, Cambricon and Graphcore; and

•	we compete in the audio and voice applications market with Arm Limited, Synopsys, Cadence and Verisilicon.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

•	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

•	any delay in execution of any anticipated licensing arrangement during a particular quarter;

•	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;

•	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

•	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

•	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

•	the mix of revenues among licensing and related revenues, and royalty revenues;

•	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

•	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

•	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

•	delays in the commercialization of end products that incorporate our technology;

•	currency fluctuations, mainly the EURO and the NIS versus the U.S. dollar;

•	fluctuations in operating expenses and gross margins associated with the introduction of, and research and development investments in, new or enhanced technologies and adjustments to operating expenses resulting from restructurings;

•	the approvals, amounts and timing of Israeli R&D government grants from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), EU grants and French research tax credits;

•	the impact of new accounting pronouncements, including the new revenue recognition rules;

•	the timing of our payment of royalties to the IIA, which is impacted by the timing and magnitude of license agreements and royalty revenues derived from technologies that were funded by grant programs of the IIA;

•	statutory changes associated with research tax benefits applicable to French technology companies;

•	our ability to scale our operations in response to changes in demand for our technologies;

•	entry into new end markets that utilize our signal processing IPs, software and platforms;

•	changes in our pricing policies and those of our competitors;

•	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments; and

•	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers. Our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. In accordance with the new revenue recognition rules, the royalties we generate will be based on royalty reports of units shipped during the quarter as estimated by our customers, not a quarter in arrears that we previously reported. The first quarter in any given year therefore will be a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 23%, 27% and 31% of our total revenues for 2017, 2016 and 2015, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2017, and collectively represented 70% of our total royalty revenues for 2017; two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016, and two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with RivieraWaves’ operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-handset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products, including our newly announced AI processor cores as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 51%, 56% and 46% of our total revenues for 2017, 2016 and 2015, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 64%, 69% and 68% of our total revenues for 2017, 2016 and 2015, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our royalties from licenses and therefore the growth of our business, are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. All of the industries we license into are highly competitive, cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

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

Approximately 92% of our total revenues for 2017, 87% for 2016 and 84% for 2015 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the U.S. dollar;

•	imposition of tariffs and other barriers and restrictions;

•	potential negative international community’s reaction to the U.S. Tax Cuts and Jobs Act;

•	burdens of complying with a variety of foreign laws, treaties and technical standards;

•	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

•	political and economic instability, including terrorist attacks and protectionist polices; and

•	changes in diplomatic and trade relationships.

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

One of our principal research and development facilities is located in Israel, and most of our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $4,417,000, $6,410,000 and $4,997,000 in 2017, 2016 and 2015, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2017 as compared to prior years.

Recently enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. The reforms are complex, and it will take some time to assess the implications thoroughly. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Cuts and Jobs Act includes a one-time tax on cumulative retained earnings of U.S.-owned foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years. These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate has been undertaken by us, which will be updated over the coming weeks and months as we work through these complex changes with our advisors. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from the estimates provided in this Annual Report, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes. Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, including the adoption of the new revenue recognition rules, could materially affect our financial position and results of operations.

We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules, an entity recognizes sales- and usage-based royalties as revenue only when the later of the following events occurs: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty allocated has been satisfied (or partially satisfied). Recognizing royalty revenue on a lag time basis is not permitted. As a result, the royalties we generate from customers will be based on royalty of units shipped during the quarter as estimated by our customers, not a quarter in arrears that we previously report. We are continuing to evaluate the impact of the adoption of this standard on our financial statements and our preliminary assessments are subject to change. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including uncertainty associated with royalty revenues for the quarter based on estimates provided by our customer, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $40.4 million, $30.8 million and $28.1 million for 2017, 2016 and 2015, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. Our research and development expense levels have increased steadily in the past few years. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates lower than the U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on NOLs to off-set interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules.

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

Our headquarters are located in Mountain View, California and we have principal offices in Herzliya, Israel, Sophia Antipolis, France and Dublin, Ireland.

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2017:

Location	Term	Expiration	Area (Sq. Feet)	Principal Activities

Mountain View, CA, U.S. (1)	8 years	2023	3,769	Headquarters; sales and marketing; administration

Herzliya, Israel (2)	6 years	2020	43,337	Research and development; administration; sales and marketing

Dublin, Ireland (3)	10 years	2026	1,755	Research and development; administration

Cork, Ireland (4)	5 years	2021	2,870	Research and development

Belfast, UK (5)	15 years	2019	2,600	Research and development

Sophia Antipolis, France	9 years	2021	7,535	Research and development; administration; sales and marketing

Shanghai, China	3 years	2018	3,438	sales and marketing

Tokyo, Japan	3 years	2019	1,713	sales and marketing

(1)	Break clause in the lease exercisable in 2020.
(2)	Break clause in the lease exercisable in 2018.
(3)	Break clause in the lease exercisable in 2021.
(4)	Break clause in the lease exercisable in 2018.
(5)	Break clause in the lease exercisable on payment of one year rent.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 61, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 34 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP—Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 49, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 52, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 24, 2018, there were approximately 925 holders of record, which we believe represents approximately 9,900 beneficial holders. The closing price of our common stock on The NASDAQ Global Market on February 23, 2018 was $37.10 per share. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on The NASDAQ Global Market.

	Price Range of Common Stock
	High	Low
2017
First Quarter	$36.35	$32.35
Second Quarter	$48.05	$33.45
Third Quarter	$47.90	$39.40
Fourth Quarter	$51.10	$42.25
2016
First Quarter	$23.15	$17.41
Second Quarter	$27.90	$21.77
Third Quarter	$36.29	$26.13
Fourth Quarter	$35.55	$28.50

We have never paid any cash dividends. We intend to retain future earnings, if any, to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information as of December 31, 2017 regarding options, SARs and RSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2018 Proxy Statement for the 2018 annual meeting of stockholders to be held on May 17, 2018 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2017.

2018 Annual Meeting of Stockholders

We anticipate that the 2018 annual meeting of our stockholders will be held on May 17, 2018 in New York City, NY.

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

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17

CEVA, Inc.	100.00	96.63	115.17	148.32	213.02	293.02

NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71

Morningstar Semiconductor	100.00	124.61	160.75	171.82	224.55	303.44

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2012, through December 31, 2017, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2012), the NASDAQ Global Market (U.S.) Composite Index and the Morningstar Semiconductor Group Index on December 31, 2012, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017,” both appearing elsewhere in this annual report.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	$22,372	$28,348	$32,135	$31,874	$42,899
Royalties	26,528	22,460	27,364	40,779	44,608

Total revenues	48,900	50,808	59,499	72,653	87,507
Cost of revenues	5,163	5,000	5,424	6,086	6,953

Gross profit	43,737	45,808	54,075	66,567	80,554
Operating expenses:
Research and development, net	21,216	25,828	28,113	30,838	40,385
Sales and marketing	10,092	9,815	10,168	11,540	12,572
General and administrative	7,670	8,054	8,184	8,567	10,488
Amortization of intangible assets	—	649	1,298	1,236	1,236

Total operating expenses	38,978	44,346	47,763	52,181	64,681

Operating income	4,759	1,462	6,312	14,386	15,873
Financial income, net	2,714	975	1,069	2,039	3,026
Other loss	—	(404)	—	—	—

Income before taxes on income	7,473	2,033	7,381	16,425	18,899
Income taxes	788	2,852	1,114	3,325	1,871

Net income (loss)	$6,685	$(819)	$6,267	$13,100	$17,028

Basic net income (loss) per share	$0.30	$(0.04)	$0.31	$0.63	$0.78
Diluted net income (loss) per share	$0.30	$(0.04)	$0.30	$0.61	$0.75

	December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$131,433	$93,777	$87,044	$122,117	$136,281

Total assets	212,327	207,005	212,649	242,495	276,812

Total long-term liabilities	7,255	7,961	7,571	8,349	9,347

Total stockholders’ equity	$190,895	$179,049	$186,095	$211,551	$244,670

QUARTERLY FINANCIAL INFORMATION

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016				2017
Revenues:
Licensing and related revenue	$8,650	$7,470	$7,456	$8,298	$9,535	$10,337	$14,021	$9,006
Royalties	7,858	9,633	10,390	12,898	11,752	10,238	10,023	12,595

Total revenues	16,508	17,103	17,846	21,196	21,287	20,575	24,044	21,601

Cost of revenues	1,628	1,403	1,422	1,633	1,696	1,608	1,726	1,923

Gross profit	14,880	15,700	16,424	19,563	19,591	18,967	22,318	19,678

Operating expenses:
Research and development, net	7,914	7,811	7,346	7,767	9,873	10,509	10,031	9,972
Sales and marketing	2,845	2,855	2,763	3,077	2,938	3,427	3,057	3,150
General and administrative	1,990	2,078	2,218	2,281	2,125	2,552	2,711	3,100
Amortization of intangible assets	309	309	309	309	309	309	309	309

Total operating expenses	13,058	13,053	12,636	13,434	15,245	16,797	16,108	16,531
Operating income	1,822	2,647	3,788	6,129	4,346	2,170	6,210	3,147
Financial income, net	441	561	615	422	571	755	821	879

Income before taxes on income	2,263	3,208	4,403	6,551	4,917	2,925	7,031	4,026
Income taxes expense (benefit)	463	497	1,015	1,350	810	(983)	1,181	863

Net income	$1,800	$2,711	$3,388	$5,201	$4,107	$3,908	$5,850	$3,163
Basic net income per share	$0.09	$0.13	$0.16	$0.24	$0.19	$0.18	$0.27	$0.14
Diluted net income per share	$0.09	$0.13	$0.15	$0.24	$0.19	$0.17	$0.26	$0.14
Weighted average shares used to compute net income per share (in thousands):
Basic	20,520	20,604	21,025	21,239	21,398	21,712	21,946	22,017
Diluted	20,926	21,371	21,883	22,068	22,187	22,563	22,683	22,801

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017, both appearing elsewhere in this annual report.

Headquartered in Mountain View, California, CEVA is a leading licensor of signal processing platforms and a primary player in Artificial Intelligence (AI) processors for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and Internet of Things (IoT).

Our ultra-low-power IPs address many of the most complex technologies for imaging and computer vision, neural networks, sound and long and short range wireless. Our portfolio includes comprehensive platforms for 5G baseband processing in handsets and infrastructure, highly integrated cellular IoT solutions, DSP and voice input algorithms and software for voice enabled devices, advanced imaging and computer vision DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac up to 4x4).

Our technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to wireless, consumer, automotive and IoT companies. We believe that our licensing business is progressing well with strong interest, diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 9 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our signal processing platforms power many of the world’s leading handset OEMs, including a tier-one U.S. brand, ASUS, Coolpad, HTC, Huawei, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi, ZTE and hundreds of local handset manufacturers in China and India. Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies was approximately 36% of the worldwide shipment volume in 2017.

Moreover, we believe the adoption of our signal processing platform and AI processors outside of the cellular baseband market continues to progress. As a testament to this growing trend, during 2017, we concluded 45 licensing deals, 43 of which are for non-cellular baseband applications. These license deals demonstrate that our technologies are being integrated into a broad range of end devices, including 5G base stations, smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products. Moreover, during the 2017, our royalty revenues derived from non-cellular baseband products approximately doubled year-over-year, contributing to more than $8 million of royalty revenues.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry—baseband for mobile handsets. In particular, our presence in the LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During 2017, we reported 311 million LTE chipsets shipped, up from 226 million in 2016. The royalty we derive from smartphones is higher on average than that of feature phones, so we may benefit if and when LTE handset markets around the world transition and shift away from feature phones to smartphones, particularly in emerging economies. Furthermore, we believe that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018.

•	Our specialization and competitive edge in signal processing platforms for next generation long and short range wireless such as 5G, NB-IoT, 802.11ac and 802.11ax Wi-Fi technologies, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, fixed wireless access, macro base stations, remote radio heads, cellular backhaul, small cells, Wi-Fi routers and a variety of machine type communications such as connected cars, smart cities and industrial markets.

•	Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 200 million CEVA-powered Bluetooth chips shipped in 2017, up 45% from 138 million units in 2016.

•	The growing market potential for voice assisted devices, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company in voice enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive. To better address this market, we recently introduced ClearVox, a new voice input software and algorithm, that is offered in conjunction with our audio/voice DSPs. ClearVox, plus our proven track record in audio/voice processing, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

•	Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 50 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software and hardware needs is an opportunity for us to expand our footprint and content in smartphones, tablets, drones, surveillance, automotive ADAS and industrial IoT applications.

•	Beyond vision, neural networks are increasingly being deployed for a wide range of markets in order to make devices ‘smarter’. These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we recently announced NeuPro™ - a family of AI processors for deep learning at the edge. These self-contained AI processors are the first non-DSP processors ever developed by CEVA and bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents a new licensing and royalty driver for the company in the coming years.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in royalty revenues derived from non-handset baseband applications over the next few years, due to a combination of higher unit shipments of Bluetooth products that bear lower ASPs, along with higher ASPs driven by base station and vision products.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards Internet-of-Things, handset baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we continue to derive a significant portion of our revenues from the handset baseband market, any negative trends in that market would adversely affect our financial results.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles—Goodwill and other”. There is a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such a case, the second phase is then performed, and the reporting unit measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years for the period ended December 31, 2017, no impairment of goodwill was identified.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2016 and 2017 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 12 to our Consolidated Financial Statements for the year ended December 31, 2017 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted ASU 2016-09 during the first quarter of 2017, at which time it changed our accounting policy to account for forfeitures as they occur. There was no material impact of the adoption of this standard on our financial statements. In addition, historically, excess tax benefits or deficiencies from our equity awards were recorded as additional paid-in capital in our consolidated balance sheets and were classified as a financing activity in our consolidated statements of cash flows. As a result of adoption, we prospectively record any excess tax benefits or deficiencies from our equity awards as part of our provision for income taxes in our consolidated statements of operations during the reporting periods during which equity vesting occurs. Excess tax benefits for share-based payments are presented as an operating activity in the statements of cash flows rather than financing activity. We elected to apply the cash flow classification requirements related to excess tax benefits prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

We estimate the fair value of options and stock appreciation right (“SAR”) awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of income. We recognize compensation expenses for the value of our options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards. Prior to January 1, 2017, we recognized compensation expenses for the value of our options and SARs, net of estimated forfeitures. Estimated forfeitures were based on actual historical pre-vesting forfeitures and the rate was adjusted to reflect changes in facts and circumstances, if any.

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

During the years ended December 31, 2015, 2016 and 2017, no other-than temporary impairment were recorded related to our marketable securities.

Recently Issued Accounting Pronouncement

(a) Revenue recognition

In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. We adopted the new guidance during the first quarter of 2018 and apply the standard using modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. Given the scope of work required to implement the new revenue recognition rules and disclosure requirements under the new guidance, we have made progress in the identification of changes to policy, processes and controls, and we continue to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements for the adoption period and onwards.

We finished analyzing the potential impact of the new guidance. We currently expect the adoption of this new guidance to most significantly impact our royalty business. Specifically, we expect a change in the timing of revenues recognized from sales-based royalties. We currently recognize sales-based royalties as revenues during the quarter during which such royalties are reported by licensees, which is after the conclusion of the quarter during which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, we are required to estimate and recognize sales-based royalties during the period during which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. In addition, we expect an increase in trade receivables, due to royalty revenues now being recorded as accrued revenues in the statement of financial position, along with our current trade receivables.

Furthermore, based on our current analysis, another effect on our revenue recognition relates to certain deliverables that may be considered as distinct performance obligations separate from other performance obligations, and are measured using the relative standalone selling price basis.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. We expect to continue to recognize most of our revenues at a point in time upon delivery of our products. We expect to recognize revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of our performance obligations, which is similar to the current method.

In addition, incremental costs that are related to sales from contracts signed during the period will require capitalization. If the amortization period of those costs are one year or less, the costs are expensed as incurred, which is a practical expedient manner permitted under the new guidance. We currently do not expect that this change will have a material impact on our consolidated financial statements.

We currently estimate the cumulative adjustment to increase our retained earnings by approximately $8.1 million, while increasing our assets by approximately $9.1 million. The most significant impact of the standard on our financial statements relates to the timing of revenues recognized from sales-based royalties (amounted to approximately $8.8 million). We will also record a provision for income taxes, which will increase our current liabilities, in an amount currently estimated at approximately $1.1 million.

Other than specified above, we do not otherwise expect the adoption of the new guidance will have a material impact on our businesses.

(b) Other accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adopted this ASU during the first quarter of 2018 and we do not expect the adoption to have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements, but the adoption is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements, but the adoption is not expected to have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2015	2016	2017
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	54.0%	43.9%	49.0%
Royalties	46.0%	56.1%	51.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues	9.1%	8.4%	7.9%
Gross profit	90.9%	91.6%	92.1%
Operating expenses:
Research and development, net	47.2%	42.4%	46.2%
Sales and marketing	17.1%	15.9%	14.4%
General and administrative	13.8%	11.8%	12.0%
Amortization of intangible assets	2.2%	1.7%	1.4%

Total operating expenses	80.3%	71.8%	74.0%

Operating income	10.6%	19.8%	18.1%
Financial income, net	1.8%	2.8%	3.5%

Income before taxes on income	12.4%	22.6%	21.6%
Income taxes	1.9%	4.6%	2.1%

Net income	10.5%	18.0%	19.5%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2015	2016	2017
Total revenues (in millions)	$59.5	$72.7	$87.5
Change year-on-year	—	22.1%	20.4%

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 23%, 27% and 31% of our total revenues for 2017, 2016 and 2015, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2017, and collectively represented 70% of our total royalty revenues for 2017; two royalty paying customers each represented 10% or more of our total royalty revenues for 2016, and collectively represented 80% of our total royalty revenues for 2016; and two royalty paying customers each represented 10% or more of our total royalty revenues for 2015, and collectively represented 72% of our total royalty revenues for 2015. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2015	2016	2017
DSP products (DSP cores and platforms):
Baseband for handset and other devices	68%	69%	64%
Other non-baseband (audio, imaging and vision)	14%	15%	22%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	18%	16%	14%

We expect to continue to generate a significant portion of our revenues for 2018 from the above products and services.

Licensing and related revenue

	2015	2016	2017
Licensing and related revenue (in millions)	$32.1	$31.9	$42.9
Change year-on-year	—	(0.8)%	34.6%

The increase in licensing and related revenues from 2016 to 2017 principally reflected strong demand throughout the year for our products, in particular vision, deep neural networks, 5G base stations, backhaul and cellular IoT, offset by lower handset baseband licensing deals. The slight decrease in licensing and related revenues from 2015 to 2016 is explained by lower revenues from the handset baseband markets, partially offset by positive licensing demand and contribution for our connectivity IPs, in particular Bluetooth and our vision-related products.

Our higher licensing and related revenue in 2017 and recent years reflect organic growth and investments in our research and development efforts that have strengthened our successful diversification strategy to develop and license products outside our traditional handset baseband markets. We also further strengthened our technology leadership in a number of key growth areas with the introduction of new products, among which are: CEVA-XC12, the most advanced DSP for infrastructure and networking applications; Dragonfly, a complete end-to-end solution for narrowband IoT; NeuPro, the first self-contained processor architecture for AI at the edge; ClearVox, a complete front-end voice processing software suite for voice-enabled devices and AI assistants, and Bluetooth 5 dual mode, the key enabling technology for the proliferation of wireless headsets, hearables and earbuds. In 2017, we concluded 45 licensing agreements (43 of which were for non-handset baseband and 16 were with first-time customers), compared to 49 and 47 in 2016 and 2015, respectively.

Our technologies are now designed in by leading semiconductor companies and OEMs in their base stations, smartphone application processors, imaging chips, drones, surveillance systems, audio chips, as well as automotive, smart grid, Wi-Fi, satellite communication, connectivity, GPS devices and connectivity for Internet-of-Things.

Licensing and related revenue accounted for 49.0% of our total revenues for 2017, compared with 43.9% and 54.0% of our total revenues for 2016 and 2015, respectively.

Royalty Revenues

	2015	2016	2017
Royalty revenues (in millions)	$27.4	$40.8	$44.6
Change year-on-year	—	49.0%	9.4%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Until the end of 2017, our royalties were invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies represented approximately 36%, 35% and 30% of the worldwide baseband volume in 2017, 2016 and 2015, respectively, and accounted for approximately 82%, 91% and 88% of our total royalty revenues for 2017, 2016 and 2015, respectively.

The increase in royalty revenues from 2016 to 2017 reflects higher non-handset baseband licensing revenues in recent years that contributed to higher-non handset baseband royalties in 2017, mainly from a new base station royalty payer, Bluetooth market expansion and vision based products, slightly off-set by lower handset baseband royalties due to softness at low tier smartphone shipments. The increase in royalty revenues from 2015 to 2016 mainly reflected an exceptional royalty revenue growth from CEVA-powered smartphones in general and LTE shipments in particular. The five largest royalty-paying customers accounted for 88% of our total royalty revenues for 2017, compared to 92% of our total royalty revenues for 2016 and 87% of our total royalty revenues for 2015.

Our customers reported sales of 1,156 million chipsets incorporating our technologies in 2017, compared to 1,076 million in 2016 and 917 million in 2015. The increase in units shipped in 2017 as compared to 2016 was attributable to a significant increase in Bluetooth shipments and first time ramp up volumes from our vision customers. The increase in units shipped in 2016 as compared to 2015 was attributable to a significant increase in smartphone baseband chip shipments, including LTE baseband chips (which also bear higher average selling prices than feature phone baseband products), partially offset by lower feature phone baseband chip shipments.

Geographic Revenue Analysis

	2015		2016		2017
	(in millions, except percentages)
United States	$9.7	16.4%	$9.2	12.6%	$7.2	8.2%
Europe, Middle East (EME)	$7.1	11.9%	$10.9	15.0%	$11.0	12.6%
Asia Pacific (APAC) (1) (2)	$42.7	71.7%	$52.6	72.4%	$69.3	79.2%
(1) China	$30.0	50.4%	$30.0	41.3%	$41.1	46.9%
(2) S. Korea	$6.2	10.4%	$15.5	21.4%	$17.8	20.4%

*)	Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The decrease in revenues in absolute dollars and percentage terms in the United States from 2016 to 2017 reflected lower licensing and royalty revenues mainly due to less design starts and licensing activities, and a continued design-out of two of our handset baseband customers. The decrease in revenues in absolute dollars and percentage terms in the United States from 2015 to 2016 reflected lower licensing and royalty revenues, mainly due to less design starts and production ramp ups.

The slight increase in revenues in absolute dollars and the decrease in percentage in the EME region from 2016 to 2017 primarily reflected lower licensing revenues for base station applications off-set by higher royalty revenues, mainly from handset baseband products. The increase in revenues in absolute dollars and percentage in the EME region from 2015 to 2016 primarily reflected higher licensing activities for base station applications and connectivity products, as well higher royalty revenues.

The increase in revenues in absolute dollars in the APAC region from 2016 to 2017 primarily reflected higher licensing activities associated with many of our newer non-handset baseband customers and technologies for base stations and vision, as well as higher royalties, mainly from a first time base station customer that ramped up production in 2017. The increase in revenues in absolute dollars and percentage terms in the APAC region from 2015 to 2016 primarily reflected higher royalty revenues from production ramp up and market share gains of our customers.

Cost of Revenues

	2015	2016	2017
Cost of revenues (in millions)	$5.4	$6.1	$7.0
Change year-on-year	—	12.2%	14.2%

Cost of revenues accounted for 7.9% of our total revenues for 2017, compared to 8.4% of our total revenues for 2016 and 9.1% of our total revenues for 2015. The absolute dollar increase in cost of revenues for 2017 as compared to 2016 principally reflected higher salary and related costs, higher third party IP costs (associated with the NB-IoT product line), higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”) and higher non-cash equity-based compensation expenses, partially offset by lower customization work for our licensees. The absolute dollar increase in cost of revenues for 2016 as compared to 2015 principally reflected higher customization work for our licensees.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the IIA and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2017, 2016 and 2015 were $459,000, $246,000 and $155,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products.

Operating Expenses

	2015	2016	2017
	(in millions)
Research and development, net	$28.1	$30.8	$40.4
Sales and marketing	$10.2	$11.5	$12.6
General and administration	$8.2	$8.6	$10.5
Amortization of intangible assets	$1.3	$1.2	$1.2

Total operating expenses	$47.8	$52.1	$64.7
Change year-on-year	—	9.2%	24.0%

The increase in total operating expenses for 2017 as compared to 2016 principally reflected lower research grants received from the IIA, higher non-cash equity-based compensation expenses and higher salary and related costs, mainly due to higher headcount associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramps. The increase in total operating expenses for 2016 as compared to 2015 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA.

Research and Development Expenses, Net

	2015	2016	2017
Research and development expenses, net (in millions)	$28.1	$30.8	$40.4
Change year-on-year	—	9.7%	31.0%

The net increase in research and development expenses for 2017 as compared to 2016 principally reflected higher salary and related costs, mainly due to higher headcount associated with accelerated strategic research and development programs and collaborations with our customers to expedite their production ramp-ups, lower research grants received from the IIA and higher non-cash equity-based compensation expenses associated with our employee retention efforts. The net increase in research and development expenses for 2016 as compared to 2015 principally reflected higher salary and related costs mainly due to higher headcount, higher project-related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA. The average number of research and development personnel in 2017 was 217, compared to 194 in 2016 and 182 in 2015. The number of research and development personnel was 228 at December 31, 2017 as compared to 199 in 2016 and 184 in 2015.

We anticipate that our research and developments costs will continue to increase in 2018 as compared to prior years, partially due to accelerated strategic research and development programs for artificial intelligence processors and further collaboration with our customers to expedite their production ramp-ups, as well as from higher equity-based compensation expenses and higher expenses associated with foreign currency exchange effects due to the devaluation mainly of the USD as compared to the NIS and Euros.

Research and development expenses, net of related government grants and French research tax benefits applicable to Crédit Impôt Recherche (“CIR”), were 46.2% of our total revenues for 2017, as compared with 42.4% for 2016 and 47.2% for 2015. We recorded research grants under funding programs of $4,417,000 in 2017, compared with $6,410,000 in 2016 and $4,997,000 in 2015. We recorded CIR benefits of $1,555,000, $1,485,000 and $1,414,000 for 2017, 2016 and 2015, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2017, 2016 and 2015 were $3,839,000, $2,860,000 and $1,838,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2015	2016	2017
Sales and marketing expenses (in millions)	$10.2	$11.5	$12.6
Change year-on-year	—	13.5%	8.9%

The increase in sales and marketing expenses for 2017 as compared to 2016 principally reflected higher salary and related costs and higher non-cash equity-based compensation expenses. The increase in sales and marketing expenses for 2016 as compared to 2015 principally reflected higher salary and related costs, higher commission costs, higher travel costs and higher non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 14.4% for 2017, as compared with 15.9% for 2016 and 17.1% for 2015. The total number of sales and marketing personnel was 36 in 2017, as compared with 35 in 2016 and 34 in 2015. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2017, 2016 and 2015 were $1,428,000, $922,000 and $568,000, respectively.

General and Administrative Expenses

	2015	2016	2017
General and administrative expenses (in millions)	$8.2	$8.6	$10.5
Change year-on-year	—	4.7%	22.4%

The increase in general and administrative expenses for 2017 as compared to 2016 principally reflected higher professional service fees and higher non-cash equity-based compensation expenses. The increase in general and administrative expenses for 2016 as compared to 2015 principally reflected higher non-cash equity-based compensation expenses, partially offset by lower professional services costs.

General and administrative expenses as a percentage of our total revenues were 12.0% for 2017, as compared with 11.8% for 2016 and 13.8% for 2015. The total number of general and administrative personnel was 26 in 2017, as compared with 23 in 2016 and 23 in 2015. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2017, 2016 and 2015 were $2,967,000, $2,208,000 and $1,454,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $1.2 million, $1.2 million and $1.3 million for 2017, 2016 and 2015, respectively. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of December 31, 2017, the net amount of intangible assets was $1.7 million.

Financial Income, net

	2015	2016	2017
	(in millions)
Financial income, net	$1.07	$2.04	$3.03
of which:
Interest income and gains and losses from marketable securities, net	$1.66	$2.23	$3.05
Foreign exchange loss	$(0.49)	$(0.19)	$(0.02)
Accretion of Contingent Consideration	$(0.10)	—	—

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities, foreign exchange movements and changes in fair value related to contingent consideration as part of the acquisition of RivieraWaves.

The increase in interest income and gains and losses from marketable securities, net, for both 2017 as compared to 2016 and 2016 as compared to 2015 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.02 million, $0.19 million and $0.49 million for 2017, 2016 and 2015, respectively.

Provision for Income Taxes

During the years 2017, 2016 and 2015, we recorded tax expenses of $1.9 million, $3.3 million and $1.1 million, respectively. The decrease in provision for income taxes in 2017 as compared to 2016 principally reflected a tax benefit of $1.8 million due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, partially offset by higher income before taxes on income and a one-time recording of a deferred tax asset due to a change in the estimation for taxable income for future years. The increase in provision for income taxes in 2016 as compared to 2015 principally reflected: (1) higher income before taxes on income; (2) tax expenses relating to an uncertain tax position for prior years; and (3) a one-time write off of a deferred tax liabilities in 2015 related to the RivieraWaves acquisition. We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.33% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 24% in 2017, and our Israeli subsidiary’s eighth investment programs was subject to corporate tax rate of 10% in 2017. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% in 2017. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

For more information about our provision for income taxes, see Note 12 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had approximately $21.7 million in cash and cash equivalents, $34.4 million in short term bank deposits, $82.7 million in marketable securities, and $44.5 million in long term bank deposits, totaling $183.3 million, as compared to $156.5 million at December 31, 2016. The increase in 2017 as compared to 2016 principally reflected cash provided by operating activities and cash proceeds from exercise of stock-based awards, offset by the purchase of computers and platform tools, mainly for our research and development activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $183.3 million at year end 2017, $138.7 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During 2017, we invested $101.9 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $77.3 million. During 2016, we invested $85.0 million of cash in bank deposits and marketable securities with maturities up to 59 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $66.4 million. During 2015, we invested $83.1 million of cash in bank deposits and marketable securities with maturities up to 40 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $75.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2017, 2016 and 2015. For more information about our marketable securities, see Notes 1 and 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2017.

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

Operating Activities

Cash provided by operating activities in 2017 was $24.5 million and consisted of net income of $17.0 million, adjustments for non-cash items of $13.1 million, and changes in operating assets and liabilities of $5.6 million. Adjustments for non-cash items primarily consisted of $3.3 million of depreciation and amortization of intangible assets, $8.7 million of equity-based compensation expenses and $1.2 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $1.4 million, an increase in prepaid expenses and other current assets of $2.5 million, an increase in deferred tax, net of $1.4 million, a decrease in deferred revenues of $1.9 million and a decrease in income tax payable of $1.5 million, partially offset by an increase in accrued expenses and other payables of $1.3 million and an increase in accrued payroll and related benefits of $1.8 million.

Cash provided by operating activities in 2016 was $14.5 million and consisted of net income of $13.1 million, adjustments for non-cash items of $10.0 million, and changes in operating assets and liabilities of $8.6 million. Adjustments for non-cash items primarily consisted of $2.6 million of depreciation and amortization of intangible assets, $6.2 million of equity-based compensation expenses and $1.1 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $11.0 million, an increase in prepaid expenses and other current assets of $0.6 million, and an increase in deferred tax, net, of $0.6 million, partially offset by an increase in deferred revenues of $3.5 million and an increase in income tax payable of $0.7 million.

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

Investing Activities

Net cash used in investing activities in 2017 was $28.8 million, as compared to net cash used in investing activities of $21.0 million in 2016 and net cash used in investing activities of $9.6 million in 2015. We had a cash outflow of $54.9 million with respect to investments in marketable securities and a cash inflow of $32.8 million with respect to maturity, and sale, of marketable securities during 2017. Included in the cash outflow during 2017 was net investment of $2.6 million in bank deposits. We had a cash outflow of $43.5 million with respect to investments in marketable securities and a cash inflow of $28.8 million with respect to maturity and sale of marketable securities during 2016. Included in the cash outflow during 2016 was net investment of $3.9 million in bank deposits. We had a cash outflow of $29.8 million with respect to investments in marketable securities and a cash inflow of $28.1 million with respect to maturity and sale of marketable securities during 2015. Included in the cash outflow during 2015 was net investment of $5.9 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $4.1 million in 2017, $2.4 million in 2016 and $2.2 million in 2015. We had a cash inflow of $0.1 million in 2015 from the sale of our investment in Antcor.

Financing Activities

Net cash provided by financing activities in 2017 was $7.5 million, as compared to net cash provided by financing activities of $6.2 million in 2016 and cash used in financing activities of $7.0 million in 2015.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In 2017, we did not repurchase shares of our common stock. In 2016, we repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3.4 million. In 2015, we repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10.1 million. As of December 31, 2017, 311,056 shares of common stock remained authorized for repurchase pursuant to our share repurchase program.

In 2017, 2016 and 2015, we received $7.5 million, $9.6 million and $6.7 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2017:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations—Leasehold properties	2,074	1,226	808	40	—
Purchase Obligations—design tools	4,491	3,168	1,323	—	—
Other purchase Obligations	2,237	2,237	—	—	—

Total	8,802	6,631	2,131	40	—

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

At December 31, 2017, our income tax payable, net of withholding tax credits, included $2,224,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2017, the amount of accrued severance pay was $9,347,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $437,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.02 million, $0.19 million and $0.49 million for 2017, 2016 and 2015, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2017, 2016 and 2015, we recorded accumulated other comprehensive loss of $5,000, accumulated other comprehensive loss of $3,000 and accumulated other comprehensive gain of $65,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2017, we had no gain from our forward and option contracts. We recognized a net gain of $0.19 million, $0.16 million and $0.10 million for 2017, 2016 and 2015, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of December 31, 2017, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2017. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $3.05 million in 2017, $2.23 million in 2016 and $1.66 million in 2015. The increase in interest income and gains and losses from marketable securities, net, for both 2017 as compared to 2016 and 2016 as compared to 2015 reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2017.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2018 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2018 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2017 and 2016.

•	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015.

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

•	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

•	Schedule II: Valuation and Qualifying Accounts.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CEVA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEVA Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 1, 2018

We have served as the Company’s auditor since 1999.

CEVA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CEVA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CEVA, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes, and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel Aviv, Israel

March 1, 2018

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,401	$21,739
Short-term bank deposits	46,247	34,432
Marketable securities (Note 2)	61,868	82,664
Trade receivables	15,044	16,494
Prepaid expenses and other current assets	3,152	3,747

Total current assets	144,712	159,076

Long-term assets:
Bank deposits	29,977	44,518
Severance pay fund	7,941	8,910
Deferred tax assets (Note 12)	2,252	3,643
Property and equipment, net (Note 4)	4,805	6,926
Goodwill	46,612	46,612
Intangible assets, net (Note 5)	2,978	1,742
Investments in other company	1,806	1,806
Other long-term assets	1,412	3,579

Total long-term assets	97,783	117,736

Total assets	$242,495	$276,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$571	$392
Deferred revenues	6,258	4,399
Accrued expenses and other payables (Note 6)	4,015	3,927
Accrued payroll and related benefits	11,751	14,077

Total current liabilities	22,595	22,795

Long-term liabilities:
Accrued severance pay	8,349	9,347

Total long-term liabilities	8,349	9,347

Stockholders’ equity (Note 7):
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2016 and 2017; 21,273,500 and 22,064,007 shares outstanding at December 31, 2016 and 2017, respectively	21	22
Additional paid in-capital	212,103	217,417
Treasury stock at cost (2,321,660 and 1,531,153 shares of common stock at December 31, 2016 and 2017, respectively)	(39,507)	(26,056)
Accumulated other comprehensive loss (Note 9)	(497)	(586)
Retained earnings	39,431	53,873

Total stockholders’ equity	211,551	244,670

Total liabilities and stockholders’ equity	$242,495	$276,812

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2016	2017
Revenues:
Licensing and related revenue	$32,135	$31,874	$42,899
Royalties	27,364	40,779	44,608

Total revenues	59,499	72,653	87,507

Cost of revenues	5,424	6,086	6,953

Gross profit	54,075	66,567	80,554

Operating expenses:
Research and development, net	28,113	30,838	40,385
Sales and marketing	10,168	11,540	12,572
General and administrative	8,184	8,567	10,488
Amortization of intangible assets (Note 5)	1,298	1,236	1,236

Total operating expenses	47,763	52,181	64,681

Operating income	6,312	14,386	15,873
Financial income, net (Note 11)	1,069	2,039	3,026

Income before taxes on income	7,381	16,425	18,899
Income taxes (Note 12)	1,114	3,325	1,871

Net income	$6,267	$13,100	$17,028

Basic net income per share	$0.31	$0.63	$0.78

Diluted net income per share	$0.30	$0.61	$0.75

Weighted average shares used to compute net income per share (in thousands):
Basic	20,480	20,850	21,771

Diluted	20,989	21,565	22,561

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2015	2016	2017
Net income:	$6,267	$13,100	$17,028
Other comprehensive loss before tax:
Available-for-sale securities:
Changes in unrealized losses	(151)	(95)	(99)
Reclassification adjustments for losses included in net income	78	9	—

Net change	(73)	(86)	(99)

Cash flow hedges:
Changes in unrealized gains	177	158	183
Reclassification adjustments for gains included in net income	(104)	(161)	(189)

Net change	73	(3)	(6)

Other comprehensive loss before tax	—	(89)	(105)
Income tax benefit related to components of other comprehensive loss	(17)	(11)	(16)

Other comprehensive income (loss), net of taxes	17	(78)	(89)

Comprehensive income	$6,284	$13,022	$16,939

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock		Additional paid-in capital		Accumulated other comprehensive income (loss)		Retained earnings	Total stockholders’ equity
	Number of shares outstanding	Amount		Treasury stock
Balance as of January 1, 2015	20,252,490	$20	$209,426	$(54,708)	$(436)		$24,747	$179,049
Net income	—	—	—	—	—		6,267	6,267
Other comprehensive income	—	—	—	—	17		—	17
Equity-based compensation	—	—	4,015	—	—		—	4,015
Tax benefit related to exercise of stock-based awards	—	—	112	—	—		—	112
Purchase of Treasury stock	(508,931)	—	—	(10,078)	—		—	(10,078)
Issuance of Treasury stock upon exercise of stock-based awards	786,374	1	(4,809)	12,988	—		(1,467)	6,713

Balance as of December 31, 2015	20,529,933	$21	$208,744	$(51,798)	$(419)		$29,547	$186,095

Net income	—	—	—	—	—		13,100	13,100
Other comprehensive loss	—	—	—	—	(78)		—	(78)
Equity-based compensation	—	—	6,236	—	—		—	6,236
Purchase of Treasury stock	(180,013)	(1)	—	(3,416)	—		—	(3,417)
Issuance of Treasury stock upon exercise of stock-based awards	923,580	1	(2,877)	15,707	—		(3,216)	9,615

Balance as of December 31, 2016	21,273,500	$21	$212,103	$(39,507)	$(497)		$39,431	$211,551

Net income	—	—	—	—	—		17,028	17,028
Other comprehensive loss	—	—	—	—	(89)		—	(89)
Equity-based compensation	—	—	8,693	—	—		—	8,693
Issuance of treasury stock upon exercise of stock-based awards	790,507	1	(3,379)	13,451	—		(2,586)	7,487

Balance as of December 31, 2017	22,064,007	$22	$217,417	$(26,056)	$(586	)(*)	$53,873	$244,670

(*)	Accumulated other comprehensive loss for the year ended December 31, 2017 is all from available-for-sale securities, net of taxes of $92.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income	$6,267	$13,100	$17,028
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,058	1,399	2,014
Amortization of intangible assets	1,298	1,236	1,236
Equity-based compensation	4,015	6,236	8,693
Realized loss, net on sale of available-for-sale marketable securities	78	9	—
Amortization of premiums on available-for-sale marketable securities	1,111	1,064	1,179
Unrealized foreign exchange (gain) loss, net	237	75	(42)
Changes in operating assets and liabilities:
Trade receivables	4,279	(10,966)	(1,446)
Prepaid expenses and other assets	(136)	(622)	(2,478)
Accrued interest on bank deposits	(318)	(195)	151
Deferred tax, net	(1,213)	(613)	(1,375)
Trade payables	(161)	(190)	(184)
Deferred revenues	1,082	3,495	(1,859)
Accrued expenses and other payables	(158)	(277)	1,259
Accretion of contingent consideration	97	—	—
Accrued payroll and related benefits	1,679	(94)	1,807
Income taxes payable	93	668	(1,493)
Excess tax benefit from equity-based compensation	(112)	—	—
Accrued severance pay, net	184	134	(21)

Net cash provided by operating activities	19,380	14,459	24,469

Cash flows from investing activities:
Purchase of property and equipment	(2,184)	(2,387)	(4,135)
Investment in bank deposits	(53,328)	(41,476)	(47,027)
Proceeds from bank deposits	47,451	37,594	44,450
Investment in available-for-sale marketable securities	(29,800)	(43,537)	(54,882)
Proceeds from maturity of available-for-sale marketable securities	4,392	8,022	9,296
Proceeds from sale of available-for-sale marketable securities	23,713	20,754	23,512
Proceeds from realization of investment in other company	111	—	—

Net cash used in investing activities	(9,645)	(21,030)	(28,786)

Cash flows from financing activities:
Payment of contingent consideration	(3,700)	—	—
Purchase of Treasury Stock	(10,078)	(3,417)	—
Proceeds from exercise of stock-based awards	6,713	9,615	7,487
Excess tax benefit from equity-based compensation	112	—	—

Net cash provided by (used in) financing activities	(6,953)	6,198	7,487

Effect of exchange rate changes on cash and cash equivalents	(39)	(135)	168
Increase (decrease) in cash and cash equivalents	2,743	(508)	3,338
Cash and cash equivalents at the beginning of the year	16,166	18,909	18,401

Cash and cash equivalents at the end of the year	$18,909	$18,401	$21,739

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2015	2016	2017
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$2,185	$3,287	$5,203

Property and equipment purchases incurred but unpaid at period end	$—	$86	$—

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

CEVA licenses a family of signal processing platforms and Artificial Intelligence (AI) processors. These IPs include programmable DSP cores and application-specific platforms for advanced imaging, computer vision, deep learning, sound, voice and audio processing, as well as long range wireless technologies for LTE/5G baseband processing in IoT, handsets and infrastructure, short range wireless platforms for Wi-Fi and Bluetooth, and a new family of self-contained AI processor.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.51%, 1.76% and 1.85% during 2015, 2016 and 2017, respectively.

Marketable securities:

Marketable securities consist mainly of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments—Debt and Equity Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that the Company will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2015, 2016 and 2017.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.82%, 1.97% and 2.26% during 2015, 2016 and 2017, respectively.

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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2015, 2016 and 2017.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

There is a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. For each of the three years in the period ended December 31, 2017, no impairment of goodwill has been identified.

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from one and a half to five and a half years.

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2015, 2016 and 2017.

Investments in other company:

The Company’s investment in a private company, in which it holds minority equity interests, is presented at cost because the Company does not have significant influence over the underlying investee. The investment is reviewed periodically to determine if its value has been impaired and adjustments are recorded as necessary. During the years ended December 31, 2015, 2016 and 2017, no impairment loss was identified.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA“) (refer to Note 13c for further details). Cost of product revenue includes materials, subcontractors and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, office expenses and other support costs.

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

Government grants and tax credits:

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the IIA for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses.

The Company recorded grants in the amounts of $4,997, $6,410 and $4,417 for the years ended December 31, 2015, 2016 and 2017, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company’s French subsidiaries (RivieraWaves and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction to “Research and development expenses” in the consolidated statements of income. During the year ended December 31, 2015, 2016 and 2017, the Company recorded CIR benefits in the amount of $1,414, $1,485 and $1,555, respectively.

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

Total contributions for the years ended December 31, 2015, 2016 and 2017 were $733, $1,020 and $988, respectively.

Accrued severance pay:

The liability of CEVA’s Israeli subsidiary for severance pay for employees hired prior to August 1, 2016 is calculated pursuant to Israeli severance pay law based on the most recent salary of each employee multiplied by

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

the number of years of employment for that employee as of the balance sheet date. The Israeli subsidiary’s liability is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual. The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.

Effective August 1, 2016, the Israeli subsidiary’s agreements with new employees in Israel are under Section 14 of the Severance Pay Law, 1963. The Israeli subsidiary’s contributions for severance pay have extinguished its severance obligation. Upon contribution of the full amount based on the employee’s monthly salary for each year of service, no additional obligation exists regarding the matter of severance pay, and no additional payments is made by the Israeli subsidiary to the employee. Furthermore, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Israeli subsidiary is legally released from any obligation to employees once the required deposit amounts have been paid.

Severance pay expenses, net of related income, for the years ended December 31, 2015, 2016 and 2017, were $1,285, $1,348 and $1,413, respectively.

Equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the first quarter of 2017, at which time it changed its accounting policy to account for forfeitures as they occur. There was no material impact of the adoption of this standard on the Company’s financial statements. In addition, historically, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its consolidated balance sheets and were classified as a financing activity in its consolidated statements of cash flows. As a result of adoption, the Company prospectively records any excess tax benefits or deficiencies from its equity awards as part of its provision for income taxes in its consolidated statements of operations during the reporting periods during which equity vesting occurs. Excess tax benefits for share-based payments are presented as an operating activity in the statements of cash flows rather than financing activity. The Company elected to apply the cash flow classification requirements related to excess tax benefits prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted.

The Company estimates the fair value of options and stock appreciation right (“SAR”) awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of income. The Company recognizes compensation expenses for the value of its options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards. Prior to January 1, 2017, the Company recognized compensation expenses for the value of its options and SARs, net of

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

estimated forfeitures. Estimated forfeitures were based on actual historical pre-vesting forfeitures and the rate was adjusted to reflect changes in facts and circumstances, if any.

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

The fair value for the Company’s stock options and SARs (other than share issuances in connection with the employee stock purchase plan, as detailed below) granted to employees and non-employees directors was estimated using the following assumptions (neither options nor SARs were granted during 2017):

	2015	2016 (*
Expected dividend yield	0%	0%
Expected volatility	33%-49%	38%-49%
Risk-free interest rate	0.2%-2.4%	0.5%-2.4%
Expected forfeiture (employees)	10%	—
Expected forfeiture (executives)	5%	5%
Contractual term of up to	10 years	10 years
Suboptimal exercise multiple (employees)	2.1	—
Suboptimal exercise multiple (executives)	2.4	2.4

(*	During 2016, the Company granted stock options only to its non-employee directors.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2015	2016	2017
Expected dividend yield	0%	0%	0%
Expected volatility	35%-36%	29%-57%	28%-46%
Risk-free interest rate	0.1%-0.3%	0.3%-0.5%	0.5%-1.1%
Expected forfeiture	0%	0%	0%
Contractual term of up to	24 months	24 months	24 months

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

During the years ended December 31, 2015, 2016 and 2017, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2015	2016	2017
Cost of revenue	$155	$246	$459
Research and development, net	1,838	2,860	3,839
Sales and marketing	568	922	1,428
General and administrative	1,454	2,208	2,967

Total equity-based compensation expense	$4,015	$6,236	$8,693

As of December 31, 2017, there was $620 of unrecognized compensation expense related to unvested stock options, SARs and employee stock purchase plan . This amount is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2017, there was $10,894 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.4 years.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While the Company monitors on a systematic basis the cash and cash equivalent balances in the operating accounts and

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposit its funds fails or is subject to other adverse conditions in the financial or credit markets. To date the Company has experienced no loss of principal or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be affected if the financial institutions in which the Company holds its cash and cash equivalents fail. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company has the ability to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2017, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2017. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

The Company’s trade receivables are geographically diverse, mainly in the Asia Pacific, and also in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes judgments on its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company considers the expected collectability of receivables.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of December 31, 2016 and 2017, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $3,300 and $0, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2015, 2016 and 2017 were $928, $1,033 and $1,118, respectively.

Treasury stock:

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases and repurchase plans.

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

	Year ended December 31,
	2015	2016	2017
Numerator:
Net income	$6,267	$13,100	$17,028
Denominator (in thousands):
Basic weighted-average common stock outstanding	20,480	20,850	21,771
Effect of stock options, stock appreciation rights and restricted stock units	509	715	790

Diluted weighted-average common stock outstanding	20,989	21,565	22,561

Basic net income per share	$0.31	$0.63	$0.78

Diluted net income per share	$0.30	$0.61	$0.75

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The weighted-average number of shares related to outstanding options, SARs and RSUs excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 820,631, 282,696 and 29,892 shares for the years ended December 31, 2015, 2016 and 2017, respectively.

Recently Issued Accounting Pronouncement:

(a) Revenue recognition

In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company adopted the new guidance during the first quarter of 2018 and applies the standard using modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. Given the scope of work required to implement the new revenue recognition rules and disclosure requirements under the new guidance, the Company has made progress in the identification of changes to policy, processes and controls, and the Company continues to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements for the adoption period and onwards.

The Company finished analyzing the potential impact of the new guidance. The Company currently expects the adoption of this new guidance to most significantly impact its royalty business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues during the quarter during which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties during the period during which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. In addition, the Company expects an increase in trade receivables, due to royalty revenues now being recorded as accrued revenues in the statement of financial position, along with the Company’s current trade receivables.

Furthermore, based on its current analysis, another effect on the Company’s revenue recognition relates to certain deliverables that may be considered as distinct performance obligations separate from other performance obligations, and are measured using the relative standalone selling price basis.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company expects to continue to recognize most of its revenues at a point in time upon delivery of its products. The Company expects to recognize revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations, which is similar to the current method.

In addition, incremental costs that are related to sales from contracts signed during the period will require capitalization. If the amortization period of those costs are one year or less, the costs are expensed as incurred, which is a practical expedient manner permitted under the new guidance. The Company currently does not expect that this change will have a material impact on its consolidated financial statements.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company currently estimates the cumulative adjustment to increase the Company’s retained earnings by $8,055, while increasing the Company’s assets by $9,117. The most significant impact of the standard on the Company’s financial statements relates to the timing of revenues recognized from sales-based royalties (amounted to $8,765). The Company will also record a provision for income taxes, which will increase the Company’s current liabilities, in an amount currently estimated at $1,062.

Other than specified above, the Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses.

(b) Other accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this ASU during the first quarter of 2018, and it does not expect the adoption to have a material impact on its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but the adoption is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but the adoption is not expected to have a material impact on the Company’s financial statements.

NOTE 2: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2016 and 2017:

	As at December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$11,803	$3	$(12)	$11,794

	11,803	3	(12)	11,794
Available-for-sale—matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(6)	495
Corporate bonds	70,291	14	(677)	69,628

	71,539	14	(683)	70,870
Total	$83,342	$17	$(695)	$82,664

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and 2017, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2017	$49,921	$(411)	$22,960	$(284)
As of December 31, 2016	$48,663	$(557)	$4,875	$(29)

As of December 31, 2016 and 2017, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2015	2016	2017
Gross realized gains from sale of available-for-sale marketable securities	$4	$24	$47
Gross realized losses from sale of available-for-sale marketable securities	$(82)	$(33)	$(47)

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

Description	December 31, 2017	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	—	$747	—
Government bonds	495	—	495	—
Corporate bonds	81,422	—	81,422	—

Description	December 31, 2016	Level I	Level II	Level III
Assets:
Marketable securities:
Government bonds	$497	—	$497	—
Corporate bonds	61,371	—	61,371	—
Foreign exchange contracts	6	—	6	—

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As at December 31,
	2016	2017
Cost:
Computers, software and equipment	$10,031	$13,570
Office furniture and equipment	766	797
Leasehold improvements	2,204	2,756

	13,001	17,123
Less–Accumulated depreciation	(8,196)	(10,197)

Property and equipment, net	$4,805	$6,926

The Company recorded depreciation expenses in the amount of $1,399 and $2,014 for the years ended December 31, 2016 and 2017, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 5: INTANGIBLE ASSETS, NET

		Year ended December 31, 2016			Year ended December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets–amortizable:
Customer relationships	4.5	$272	$151	$121	$272	$211	$61
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	2,939	2,857	5,796	4,115	1,681

Total intangible assets		$6,161	$3,183	$2,978	$6,161	$4,419	$1,742

Future estimated annual amortization charges are as follows:

2018	901
2019	841

$1,742

NOTE 6: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2016	2017
Engineering accruals	$466	$977
Professional fees	583	792
Government grants	263	791
Income taxes payable, net	1,489	45
Facility related accruals	140	290
Other	1,074	1,032

	$4,015	$3,927

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional four million shares in 2010 and 2013. In October 2014, the Company’s Board of Directors authorized the repurchase by the Company of an additional one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act. As of December 31, 2017, 311,056 shares of common stock remained authorized for repurchase under to the Company’s share repurchase program.

In 2015, the Company repurchased 508,931 shares of common stock at an average purchase price of $19.80 per share for an aggregate purchase price of $10,078. In 2016, the Company repurchased 180,013 shares of common stock at an average purchase price of $18.98 per share for an aggregate purchase price of $3,417. In 2017, the Company did not repurchase any shares of its common stock.

d. Employee and non-employee stock plans:

The Company grants a mix of stock options, SARs capped with a ceiling and RSUs to employees and non-employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for all SAR grants made in previous years. No SARs were granted in 2016 and 2017). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. RSUs granted to employees under stock incentive plans vest as to 1/3 on each anniversary of the grant date. RSUs granted to non-employee directors under stock incentive plans vest fully one year after the grant date.

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

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2017, is as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding at the beginning of the year	1,455,908	$19.76
Granted	—	—
Exercised	(711,208)	19.80
Forfeited or expired	(15,683)	17.51

Outstanding at the end of the year (2)	729,017	$19.77	5.2	$19,229

Exercisable at the end of the year (3)	513,464	$19.07	4.7	$13,906

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 662,075 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 465,223 shares of the Company’s common stock issuable upon exercise.

The weighted average fair value of options and SARs granted during the year ended December 2015 was $7.8 per share. The weighted average fair value of options granted during the year ended December 2016 was $12.9 per share. In 2017, the Company did not grant options and/or SARs.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2015, 2016 and 2017 was $8,960, $12,282 and $15,188, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company which were outstanding as of December 31, 2017 have been classified into a range of exercise prices as follows:

	Outstanding			Exercisable
Exercise price (range)	Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price
14.16-18.62	365,793	4.2	$15.64	290,193	4.0	$15.80
19.36-24.86	204,724	5.9	$19.91	142,771	5.8	$19.65
27.17-31.51	158,500	6.9	$29.13	80,500	5.2	$29.81

	729,017	5.2	$19.77	513,464	4.7	$19.07

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

A summary of the Company’s RSU activities and related information for the year ended December 31, 2017, is as follows:

	Number of RSUs	Weighted average Grant-Date fair value
Unvested as at the beginning of the year	505,142	$21.59
Granted	288,197	37.25
Vested	(203,016)	21.85
Forfeited	(29,707)	26.07

Unvested at the end of the year	560,616	$29.31

Stock Plans

As of December 31, 2017, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2017, options, SARs and RSUs to purchase 1,309,038 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 2,350,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan. In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all directors of the Company consisting solely of RSUs granted under the 2011 Plan. In August 2017, the directors of the Company received a grant of RSUs in the aggregate amount of 30,897 RSUs.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,700,000 shares of common stock (subject to adjustment in the

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2017, 298,604 shares of common stock were available for future issuance under the ESPP.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As at December 31,
	2016	2017
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$6	$—

Total	$6	$—

The Company recorded the fair value of derivative assets in “prepaid expenses and other accounts receivable” on the Company’s consolidated balance sheets.

The increase in unrealized gains recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2015	2016	2017
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$83	$67	$90
Foreign exchange forward contracts	94	91	93

	$177	$158	$183

The net gains reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2015	2016	2017
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(31)	$(67)	$(90)
Foreign exchange forward contracts	(73)	(94)	(99)

	$(104)	$(161)	$(189)

The Company recorded in cost of revenues and operating expenses, a net gain of $104, $161 and 189 during the years ended December 31, 2015, 2016 and 2017, respectively, related to its Hedging Contracts.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2016			Year ended December 31, 2017
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(427)	$8	$(419)	$(502)	$5	$(497)
Other comprehensive income (loss) before reclassifications	(83)	140	57	(83)	163	80
Amounts reclassified from accumulated other comprehensive income (loss)	8	(143)	(135)	(1)	(168)	(169)

Net current period other comprehensive income (loss)	(75)	(3)	(78)	(84)	(5)	(89)

Ending balance	$(502)	$5	$(497)	$(586)	$0	$(586)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statements of Operations

	Year ended December 31,
	2015	2016	2017
Unrealized gains on cash flow hedges	$—	$4	$4	Cost of revenues
	91	132	162	Research and development
	5	12	10	Sales and marketing
	8	13	13	General and administrative

	104	161	189	Total, before income taxes
	11	18	21	Income tax expense

	93	143	168	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(78)	(9)	—	Financial income, net
	(8)	(1)	(1)	Income tax benefit

	(70)	(8)	1	Total, net of income taxes
	$23	$135	$169	Total, net of income taxes

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

	Year ended December 31,
	2015	2016	2017
Revenues based on customer location:
United States	$9,737	$9,134	$7,188
Europe, Middle East	7,064	10,901	11,007
Asia Pacific (1) (2)	42,698	52,618	69,312

	$59,499	$72,653	$87,507

(1) China	$29,982	$30,030	$41,059
(2) S. Korea	$6,173	$15,512	$17,842

	2016	2017
Long-lived assets by geographic region:
Israel	4,026	6,196
France	365	383
United States	240	185
Other	174	162

	$4,805	$6,926

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2015		2016	2017
Customer A	31%		27%	23%
Customer B	*	)	19%	17%

*)	Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2015	2016	2017
DSP products (DSP Cores and Platforms)	82%	84%	86%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	18%	16%	14%

NOTE 11: SELECTED STATEMENTS OF INCOME DATA

Financial income, net:

	Year ended December 31,
	2015	2016	2017
Interest income	$2,845	$3,300	$4,233
Loss on available-for-sale marketable securities, net	(78)	(9)	—
Amortization of premium on available-for-sale marketable securities, net	(1,111)	(1,064)	(1,179)
Foreign exchange loss, net	(490)	(188)	(28)
Accretion of Contingent Consideration	(97)	—	—

	$1,069	$2,039	$3,026

NOTE 12: TAXES ON INCOME

a. U.S. tax reform

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax such as Global Intangible Low Taxed Income (“GILTI”); and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent the Company’s accounting for certain income tax effects of the Tax Act is incomplete but the Company is able to determine a reasonable estimate, the Company recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In connection with its initial analysis of the impact of the Tax Act, the Company had an estimated $5,635 of Transition Tax for the year ended December 31, 2017. After the utilization of existing tax loss carryforwards, the Company does not expect to pay additional U.S. federal cash taxes.

The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. The Tax Act creates a new requirement that certain income such as GILTI earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the CFC U.S. shareholder. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into the Company’s measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax expense or benefit related to GILTI for the period ended December 31, 2017.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

b. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2017, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2012 and subsequent years.

2. Israeli Subsidiary

The Israeli subsidiary has been granted “Approved Enterprise” and “Benefited Enterprise” status under the Israeli Law for the Encouragement of Capital Investments. For such Approved Enterprises and Benefited Enterprises, the Israeli subsidiary elected to apply for alternative tax benefits—the waiver of government grants in return for tax exemptions on undistributed income. Upon distribution of such exempt income, the Israeli subsidiary will be subject to corporate tax at the rate ordinarily applicable to the Approved Enterprise’s or Benefited Enterprise’s income. Such tax exemption on undistributed income applies for a limited period of between two to ten years, depending upon the location of the enterprise. During the remainder of the benefits period (generally until the expiration of ten years), a corporate tax rate not exceeding 24% will apply.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 24% in 2017, 25% in 2016 and 26.5% in 2015.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective on January 1, 2017 and to 23% effective on January 1, 2018.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016, which includes the Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73) (the “Amendment”), was published. The Amendment, among other things, prescribes special tax tracks for technological enterprises, which are subject to rules that were issued by the Minister of Finance during April 2017.

The new tax track under the Amendment, which is applicable to the Company, is the “Technological Preferred Enterprise”. Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the law, which is located in the center of Israel (where our Israeli subsidiary is currently located), will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A—a tax rate of 7.5%). Any dividends distributed to “foreign companies”, as defined in the law, deriving from income from the technological enterprises will be subject to tax at a rate of 4%.

As of December 31, 2017 the Company has yet to elect to apply the aforementioned tax track. Accordingly, the above changes in the tax rates relating to Technological Preferred Enterprises were not taken into account in the computation of deferred taxes as of December 31, 2017. The Company expects to apply the Technological Preferred Enterprise tax track from tax year 2020 and onwards.

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

As of December 31, 2017, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2014 and subsequent years.

3. French Subsidiaries

The French operating subsidiaries qualified for a 33.33% tax rate on its profits.

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. In 2018, a 28% rate of corporate income tax will apply for amounts of taxable profit up to €500,000 and the standard rate of corporate income tax of 33.33% will apply for amounts of taxable profit above €500,000. In 2019, the standard rate of corporate income tax will be reduced to 31%, with the first €500,000 of taxable profit being still subject to the 28% rate. In 2020, the 28% rate of corporate income tax will become the new standard rate for all taxable profits. In 2021, the standard rate of corporate income tax will be reduced to 26.5%. In 2022, the standard rate of corporate income tax will be reduced to 25%.

As of December 31, 2017, the open tax years, subject to review by the applicable taxing authorities for the French subsidiaries, are 2015 and subsequent years.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Taxes on income comprised of:

	Year ended December 31,
	2015	2016	2017
Domestic taxes:
Current	$115	$6	$(227)
Deferred	—	—	—
Foreign taxes:
Current	2,212	3,932	3,473
Deferred	(1,213)	(613)	(1,375)

	$1,114	$3,325	$1,871

Income (loss) before taxes on income:
Domestic	$(3,360)	$(3,488)	$(5,946)
Foreign	10,741	19,913	24,845

	$7,381	$16,425	$18,899

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2015	2016	2017
Income before taxes on income	$7,381	$16,425	$18,899

Theoretical tax at U.S. statutory rate	2,510	5,585	6,426
Foreign income taxes at rates other than U.S. rate	(958)	(1,831)	(2,304)
Approved and benefited enterprises benefits (*)	(1,653)	(2,767)	(2,698)
Subpart F	434	538	737
Non-deductible items	349	682	294
Non-taxable items	(481)	(505)	(529)
Changes in uncertain tax position	—	505	(1,757)
Stock-based compensation expense	—	—	(1,503)
Deemed mandatory repatriation	—	—	1,916
Changes in valuation allowance	839	1,212	2,076
Other, net	74	(94)	(787)

Taxes on income	$1,114	$3,325	$1,871

(*) Basic and diluted earnings per share amounts of the benefit resulting from the “Approved Enterprise” and “Benefited Enterprise” status	$0.08	$0.13	$0.12

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2016	2017
Deferred tax assets
Operating loss carryforward	$9,638	$13,069
Accrued expenses and deferred revenues	1,128	1,057
Temporary differences related to R&D expenses	1,435	2,118
Equity-based compensation	2,685	1,956
Tax credit carry forward	1,237	1,866
Other	562	476

Total gross deferred tax assets	16,685	20,542
Valuation allowance	(13,780)	(16,590)

Net deferred tax assets	$2,905	$3,952

Deferred tax liabilities
Intangible assets	$621	$275
Other	32	34

Total deferred tax liabilities	$653	$309

Net deferred tax assets (*)	$2,252	$3,643

(*)	Net deferred taxes for the years ended December 31, 2016 and 2017 are all from foreign jurisdictions.

Changes in valuation allowances on deferred tax assets result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The net change in the valuation allowance primarily reflects an increase in deferred tax assets on operating loss carryforward.

The Company is currently analyzing the potential tax liability attributable to any additional repatriation of foreign earnings, but the Company has yet to determine whether it plans to change its prior assertion that such earnings are indefinitely reinvested and repatriate any additional earnings. Accordingly, the Company has not recorded any deferred taxes attributable to other investments in its foreign subsidiaries. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

f. Uncertain tax positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2016	2017
Beginning of year	$3,076	$3,784
Additions for current year tax positions	232	1,188
Additions for prior year’s tax positions	476	255
Decrease as a result of the completion of a tax audit for prior years	—	(3,003)

Balance at December 31	$3,784	$2,224

As of December 31, 2016 and 2017, there were $3,784 and $2,224, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. As of December 31, 2016 and 2017, the Company had accrued interest related to unrecognized tax benefits of $130 and $0, respectively. The Company did not accrue penalties during the years ended December 31, 2016 and 2017.

During the year ended December 31, 2017, the Company recorded a tax benefit of $1,805 as a result of the completion of a tax audit for prior years in a certain foreign tax jurisdiction. This amount included a release of $130 in accrued interest related to unrecognized tax benefits. The reduction in the unrecognized tax benefits balance for prior years as a result of the completion of the tax audit for the year ended December 31, 2017 was $3,003.

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

g. Tax loss carryforwards:

As of December 31, 2017, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $12,541, which are available to offset future federal taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2017, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $8,279, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2017, CEVA’s Irish subsidiary had foreign operating losses of approximately $61,608, which are available to offset future taxable income indefinitely. As of December 31, 2017, CEVA’s French subsidiaries had foreign operating losses of approximately $6,807, which are available to offset future taxable income indefinitely.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2017, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

Rent expenses for the years ended December 31, 2015, 2016 and 2017, were $1,094, $1,259 and $1,417, respectively.

As of December 31, 2017, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total
2018	$1,226	$3,168	$2,237	$6,631
2019	436	1,323	—	1,759
2020	372	—	—	372
2021	40	—	—	40

	$2,074	$4,491	$2,237	$8,802

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2017, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2015, 2016 and 2017 amounted to $482, $539 and $1,016, respectively. As of December 31, 2017, the aggregate contingent liability to the IIA (including interest) amounted to $22,254.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Amended and Restated Bylaws of the Registrant

3.4(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Specimen of Common Stock Certificate

10.1†(6)	CEVA, Inc. 2000 Stock Incentive Plan

10.2(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.3†(13)	CEVA, Inc. 2003 Director Stock Option Plan

10.4†(6)	Parthus 2000 Share Option Plan

10.5†*	CEVA, Inc. 2002 Employee Stock Purchase Plan (filed with this Annual Report on Form 10-K)

10.6(1)	Form of Indemnification Agreement

10.7†(7)	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.8†(7)	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.9†(8)	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.10†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.11†(9)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.12†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.13†(9)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.14†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.15†(10)	Form of Nonstatutory Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.16†(10)	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 3, 2007

10.17†(11)	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.18†(12)	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.19†*	CEVA, Inc. 2011 Stock Incentive Plan (filed with this Annual Report on Form 10-K)

10.20†(14)	2017 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2017 (portions of the description of the 2018 Executive Bonus Plan are redacted).

10.21†(14)	2017 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2017 (portions of this exhibit is redacted).

10.22†(15)	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

Exhibit Number	Description

10.23†(15)	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.24†(15)	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.25†(15)	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.26†(15)	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.27†(15)	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.28†(15)	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan

10.29†(16)	2018 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2018 (portions of this exhibit is redacted).

10.30†(16)	2018 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2018 (portions of the description of the 2018 Executive Bonus Plan are redacted).

Ex21.1*	Subsidiaries of the Registrant

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on December 12, 2016, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.
(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.

(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference..
(14)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2017, and incorporated hereby by reference..
(15)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 11, 2016, and incorporated hereby by reference.
(16)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2018, and incorporated hereby by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 1, 2018

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

Signature	Title	Date

/S/ GIDEON WERTHEIZER Gideon Wertheizer	Chief Executive Officer and Director (Principal Executive Officer & Director)	March 1, 2018

/S/ YANIV ARIELI Yaniv Arieli	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018

/S/ PETER MCMANAMON Peter McManamon	Director and Chairman	March 1, 2018

/S/ ELIYAHU AYALON Eliyahu Ayalon	Director	March 1, 2018

/S/ ZVI LIMON Zvi Limon	Director	March 1, 2018

/S/ BRUCE MANN Bruce Mann	Director	March 1, 2018

/S/ MARIA MARCED Maria Marced	Director	March 1, 2018

/S/ SVEN-CHRISTER-NILSSON Sven-Christer Nilsson	Director	March 1, 2018

/S/ LOUIS SILVER Louis Silver	Director	March 1, 2018

CEVA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2017
Allowance for doubtful accounts	$—	$—	$—	$—
Year ended December 31, 2016
Allowance for doubtful accounts	$25	$—	$25	$—
Year ended December 31, 2015
Allowance for doubtful accounts	$25	$—	$—	$25