Form 10-Q
period 2018-03-31
CEVA INC
filed 2018-05-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,221,045 of common stock, $0.001 par value, as of May 2, 2018.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that the adoption of our signal processing platform and artificial intelligence processors outside of the cellular baseband market continues to progress;

•	Our belief that we may benefit from the handset market transitioning from feature phones to LTE smartphones , if and when it occurs, particularly in emerging economies;

•	Our belief that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018;

•	Our belief that our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•	Our belief that our proven track record in audio/voice processing and the growing market potential for voice assisted services offer an additional market opportunity for the company in voice enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive;

•	Our belief that our specialization and competitive edge in signal processing platforms for next generation long and short range wireless such as 5G, NB-IoT, 802.11ac and 802.11ax technologies, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors;

•	Our belief that our vision processing IPs, neural net software and the newly announced AI processor, offer additional growth potentials and value in both licensing and royalty revenues in segments such as smartphones, drones, surveillance, consumer cameras, automotive ADAS and industrial IoT applications;

•	Per ABI Research, cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents a new licensing and royalty driver for the company in the coming years;

•	Our belief that royalty revenue growth in the next few years for non-handset baseband applications will be a combination of higher unit shipments of Bluetooth and other connectivity products that bear lower ASPs, along with higher ASPs driven by base station and vision products;

•	Our belief that our licensing business is progressing well with strong interest, diverse customer base and a myriad of target markets;

•	Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

•	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$18,382	$21,739
Short term bank deposits	33,269	34,432
Marketable securities	85,212	82,664
Trade receivables	13,902	14,480
Accrued revenues	9,425	2,014
Prepaid expenses and other current assets	4,136	3,747

Total current assets	164,326	159,076
Long term bank deposits	45,967	44,518
Severance pay fund	9,086	8,910
Deferred tax assets	4,085	3,643
Property and equipment, net	6,805	6,926
Goodwill	46,612	46,612
Intangible assets, net	3,583	1,742
Investments in other company	1,806	1,806
Other long-term assets	4,272	3,579

Total long-term assets	122,216	117,736

Total assets	$286,542	$276,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$499	$392
Deferred revenues	4,973	4,399
Accrued expenses and other payables	4,113	3,927
Accrued payroll and related benefits	13,958	14,077

Total current liabilities	23,543	22,795

Long term liabilities:
Accrued severance pay	9,784	9,347
Other long term liabilities	400	—

Total long-term liabilities	10,184	9,347

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2018 (unaudited) and December 31, 2017. 22,220,608 and 22,064,007 shares outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	22	22
Additional paid in-capital	217,923	217,417
Treasury stock at cost (1,374,552 and 1,531,153 shares of common stock at March 31, 2018 (unaudited) and December 31, 2017, respectively)	(24,146)	(26,056)
Accumulated other comprehensive loss	(1,188)	(586)
Retained earnings	60,204	53,873

Total stockholders’ equity	252,815	244,670

Total liabilities and stockholders’ equity	$286,542	$276,812

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2018	2017
Revenues:
Licensing and related revenue	$10,083	$9,535
Royalties	7,486	11,752

Total revenues	17,569	21,287
Cost of revenues	1,972	1,696

Gross profit	15,597	19,591
Operating expenses:
Research and development, net	12,016	9,873
Sales and marketing	3,176	2,938
General and administrative	2,954	2,125
Amortization of intangible assets	359	309

Total operating expenses	18,505	15,245

Operating income (loss)	(2,908)	4,346
Financial income, net	927	571

Income (loss) before taxes on income	(1,981)	4,917
Income taxes	201	810

Net income (loss)	$(2,182)	$4,107

Basic net income (loss) per share	$(0.10)	$0.19

Diluted net income (loss) per share	$(0.10)	$0.19

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,148	21,398

Diluted	22,148	22,187

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
Net income (loss):	$(2,182)	$4,107
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized losses	(680)	169
Reclassification adjustments for (gains) losses included in net income	(4)	38

Net change	(684)	207

Cash flow hedges:
Changes in unrealized gains (losses)	(24)	182
Reclassification adjustments for (gains) losses included in net income	19	(146)

Net change	(5)	36

Other comprehensive income (loss) before tax	(689)	243
Income tax expense (benefit) related to components of other comprehensive income (loss)	(87)	35

Other comprehensive income (loss), net of taxes	(602)	208

Comprehensive income (loss)	$(2,784)	$4,315

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,182)	$4,107
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	576	443
Amortization of intangible assets	359	309
Equity-based compensation	2,771	1,949
Realized (gain) loss, net on sale of available-for-sale marketable securities	(4)	38
Amortization of premiums on available-for-sale marketable securities	236	304
Unrealized foreign exchange )gain( loss	(73)	27
Changes in operating assets and liabilities:
Trade receivables and accrued revenues	2,366	1,266
Prepaid expenses and other assets	(1,619)	(1,738)
Accrued interest on bank deposits	(326)	114
Deferred tax, net	(355)	(355)
Trade payables	102	(220)
Deferred revenues	574	25
Accrued expenses and other payables	(780)	(151)
Accrued payroll and related benefits	(129)	63
Accrued severance pay, net	267	108

Net cash provided by operating activities	1,783	6,289

Cash flows from investing activities:
Purchase of property and equipment	(455)	(1,435)
Purchase and capitalization of intangible assets	(850)	—
Investment in bank deposits	(1,286)	(21,000)
Proceeds from bank deposits	1,298	10,500
Investment in available-for-sale marketable securities	(9,505)	(10,696)
Proceeds from maturity of available-for-sale marketable securities	3,762	2,243
Proceeds from sale of available-for-sale marketable securities	2,279	5,931

Net cash used in investing activities	(4,757)	(14,457)

Cash flows from financing activities:
Purchase of treasury stock	(1,459)	—
Proceeds from exercise of stock-based awards	1,062	2,363

Net cash provided by (used in) financing activities	(397)	2,363
Effect of exchange rate changes on cash and cash equivalents	14	25

Decrease in cash and cash equivalents	(3,357)	(5,780)
Cash and cash equivalents at the beginning of the period	21,739	18,401

Cash and cash equivalents at the end of the period	$18,382	$12,621

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$1,355	$1,280

Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$8,555	$—
Property and equipment purchases incurred but unpaid at period end	$—	$29

Intangible assets purchases incurred but unpaid at period end	$1,350	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing platforms and artificial intelligence (AI) processors. These intellectual properties (“IP”) include programmable DSP cores and application-specific platforms for advanced imaging, computer vision, deep learning, sound, voice and audio processing, as well as long range wireless technologies for LTE/5G baseband processing in IoT, handsets and infrastructure, short range wireless platforms for Wi-Fi and Bluetooth, and a new family of self-contained AI processors.

CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies. These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for, during the first quarter of 2018, changes associated with recent accounting standards for revenue recognition and financial instruments as detailed below.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

Effective as of January 1, 2018, the Company has followed the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized. See Note 3 for further details.

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

•	identification of the contract with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, the Company satisfies a performance obligation.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company enters into contracts that can include various combinations of products and services, as detailed below, which are generally capable of being distinct, and accounted for as separate performance obligations.

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, training and sale of development systems.

The Company accounts for its IP license revenues and related services, which provide the Company’s customers with rights to use the Company’s IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company will continue to recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. The Company has concluded that its IP license is distinct as the customer can benefit from the software on its own.

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of IP license are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.

When contracts involve a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing, unless the financing period is under one year and only after the products or services were provided, which is a practical expediency permitted under ASC 606.

Revenues from contracts that involve significant customization of the Company’s IP to customer-specific specifications are performance obligations the Company generally accounts for as performance obligations satisfied over time. The underlying deliverable is owned and controlled by the customer, and does not create an asset with an alternative use to the Company. The Company recognizes revenue on such contracts using cost based input methods, which recognize revenue and gross profit as work is performed based on a ratio between actual costs incurred compared to the total estimated costs for the contract. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. The Company receives the actual sales data from its customers after the quarter ends and accounts for it as accrued revenue. When the Company does not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on the Company’s estimation of the customers’ sales during the quarter.

In addition to license fees, contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company considers the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, it recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically 12 months. Training services are considered performance obligations satisfied over-time, and revenues from training services are recognized as the training is performed.

Revenues from the sale of development systems are recognized when control of the promised goods or services are transferred to the customers.

Deferred revenues, which represent a contract liability, include unearned amounts received under license agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company capitalizes sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized consistently with the pattern of transfer of the good or service to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred.

Changes in accounting policies as a result of adopting ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”

Beginning January 1, 2018, the Company has followed the provisions of Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment is reviewed periodically to determine if there are changes resulting from observable price changes, and adjustments are recorded as necessary. During the first quarter of 2018, no adjustments were recorded as a result of changes in the observable price.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. These amounts are associated with trade receivables and accrued revenues. Such reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

NOTE 3: REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASC 606 requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the prior guidance. The Company adopted ASC 606 on January 1, 2018 for all open contracts at the date of initial application, and applied the standard using modified retrospective approach, with the cumulative effect of applying ASC 606 recognized as an adjustment to the opening retained earnings balance. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to opening retained earnings of $8,555 as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to revenues for the three months ended March 31, 2018 was a decrease of $1,963 as a result of adopting ASC 606.

In respect to the Company’s licensing business, under ASC 606, certain deliverables may now be considered as distinct performance obligations separate from other performance obligations, and will be measured using the relative standalone selling price basis, and recognized as revenue accordingly. Nevertheless, the adoption of ASC 606 for licensing and related revenues did not have a significant impact on the Company’s financial statements. In respect to the Company’s royalty business, ASC 606 did have a significant impact. Under the accounting standards in effect during prior periods, the Company recognized sales-based royalties as revenues during the quarter which such royalties were reported by licensees, which reflected the licensees’ prior quarter sales and when all other revenue recognition criteria were met. Under ASC 606, the Company is required to estimate and recognize sales-based royalties during the period which the associated sales occur. Accordingly, the Company has an increase in accrued revenues of $6,611 in the statement of financial position.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Under ASC 606, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery of its IPs. The Company recognizes revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations, which is similar to the method prior to the adoption of ASC 606.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2018	2019	2020	2021
License and related revenues	$7,340	$5,067	$3,000	$1,500

In connection with the adoption of ASC 606, the Company is required to capitalize incremental costs that are related to sales during the period, consisting primarily of sales commissions earned when contracts are signed. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized $239 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows ASC 606’s practical expediency, and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation. For the three months ended March 31, 2018, the amount of amortization was $11 and there was no impairment loss in relation to costs capitalized.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$1,360	$347	$1,707
Europe and Middle East	1,338	1,115	2,453
Asia Pacific	7,385	6,024	13,409

Total	$10,083	$7,486	$17,569

Major product/service lines
DSP products (DSP cores and platforms)	$7,375	$6,878	$14,253
Connectivity products (Bluetooth, Wi-Fi and SATA/SAS)	2,708	608	3,316

Total	$10,083	$7,486	$17,569

Timing of revenue recognition
Products transferred at a point in time	$7,524	$7,486	$15,010
Products and services transferred over time	2,559	—	2,559

Total	$10,083	$7,486	$17,569

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

March 31, 2018 (unaudited)
Trade receivables	$13,902
Accrued revenues (short-term contract assets)	2,455
Accrued revenues (royalties)	6,970
Deferred revenues (short-term contract liabilities)	4,973

The Company receives payments from customers based upon contractual payment schedules; trade receivable are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Accrued revenues associated with royalties are recorded as the Company recognizes revenues from royalties earned during the quarter, not yet invoiced, either by actual sales data received from the customers, or, when applicable, by estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

During the three months ended March 31, 2018, the Company recognized $1,295 that was included in deferred revenues (short-term contract liability) balance at January 1, 2018.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

In accordance with ASC 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income and balance sheets was as follows:

	Three months ended March 31, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Revenues:
Licensing and related revenue	$10,083	$9,564	$519
Royalties	7,486	9,968	(2,482)

Total revenues	17,569	19,532	(1,963)

Cost of revenues	1,972	1,972	—

Gross profit	15,597	17,560	(1,963)

Operating expenses:
Sales and marketing	3,176	3,166	10
Other operating expenses	15,329	15,329	—

Total operating expenses	18,505	18,495	10

Operating income	(2,908)	(935)	(1,973)
Financial income, net	927	927	—

Income (loss) before taxes on income	(1,981)	(8)	(1,973)
Income taxes	201	464	(263)

Net income (loss)	$(2,182)	$(472)	$(1,710)

Basic net income per share	$(0.10)	$(0.02)	$(0.08)

Diluted net income per share	$(0.10)	$(0.02)	$(0.08)

	March 31, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Assets:
Trade receivables	$13,902	$13,856	$46
Accrued revenues	$9,425	$2,314	$7,111
Prepaid expenses and other current assets	$4,136	$4,531	$(395)
Liabilities:
Deferred revenues	$4,973	$5,056	$(83)
Stockholders’ Equity:
Retained earnings	$60,204	$53,359	$6,845

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Practical Expediency and Exemptions:

The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within sales and marketing expenses on the Company’s interim condensed consolidated statements of income.

The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2018 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$9,016	$—	$(20)	$8,996

	9,016	—	(20)	8,996
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(10)	491
Corporate bonds	76,310	37	(1,369)	74,978

	77,558	37	(1,379)	76,216
Total	$86,574	$37	$(1,399)	$85,212

	December 31, 2017 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,803	$3	$(12)	$11,794

	11,803	3	(12)	11,794
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(6)	495
Corporate bonds	70,291	14	(677)	69,628

	71,539	14	(683)	70,870
Total	$83,342	$17	$(695)	$82,664

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2018 (unaudited)	$49,387	$(883)	$22,135	$(516)
As of December 31, 2017	$49,921	$(411)	$22,960	$(284)

As of March 31, 2018 and December 31, 2017, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$4	$—
Gross realized losses from sale of available-for-sale marketable securities	$—	$(38)

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

Description	March 31, 2018 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	491	—	491	—
Corporate bonds	83,974	—	83,974	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Description	March 31, 2018 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Liabilities:
Foreign exchange contracts	5	—	5	—

Description	December 31, 2017	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	495	—	495	—
Corporate bonds	81,422	—	81,422	—

NOTE 6: INTANGIBLE ASSETS, NET

		Three months ended March 31, 2018			Year ended December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets – amortizable:
Customer relationships	4.5	$272	$227	$45	$272	$211	$61
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	4,325	1,471	5,796	4,115	1,681
NB-IoT technologies (*)	7.0	2,200	133	2,067	—	—	—

Total intangible assets		$8,361	$4,778	$3,583	$6,161	$4,419	$1,742

(*)	During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies to be used in the Company’s research and development activities in the amount of $2,800, of which $600 has not been received. Of the $2,200, $1,350 has not resulted in cash outflows as of March 31, 2018.

Future estimated annual amortization charges are as follows:

2018	883
2019	1,154
2020	314
2021	314
2022	314
2023	314
2024	290

$3,583

NOTE 7: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Revenues based on customer location:
United States	$1,707		$1,303
Europe and Middle East	2,453		3,931
Asia Pacific (1) (2) (3)	13,409		16,053

	$17,569		$21,287

(1) China	$6,152		$9,742
(2) S. Korea	$2,802		$3,749
(3) Japan	$2,624	$	*	)
*) Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Customer A	16%	25%
Customer B	15%	17%
Customer C	* )	11%
*) Less than 10%

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

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Numerator:
Net income (loss)	$(2,182)	$4,107

Denominator (in thousands):
Basic weighted-average common stock outstanding	22,148	21,398
Effect of stock -based awards	—	789

Diluted weighted average common stock outstanding	22,148	22,187

Basic net income (loss) per share	$(0.10)	$0.19

Diluted net income (loss) per share	$(0.10)	$0.19

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 104,000 shares for the three months ended March 31, 2017. The total number of shares related to the outstanding stock options excluded from the calculation of diluted net loss per share was 1,354,693 for the three months ended March 31, 2018.

NOTE 9: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the three months ended March 31, 2018, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2017	729,017	$19.77	5.2	$19,229
Granted	—	—
Exercised	(6,392)	15.94
Forfeited or expired	(1,044)	18.51

Outstanding as of March 31, 2018 (2)	721,581	$19.81	5.0	$11,828

Exercisable as of March 31, 2018 (3)	527,310	$19.01	4.4	$9,065

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 656,498 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 475,608 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2018, there was $416 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.3 years.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the three months ended March 31, 2018, are as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	560,616	$29.31
Granted	230,000	36.05
Vested	(153,503)	25.92
Forfeited or expired	(4,001)	34.10

Unvested as of March 31, 2018	633,112	$32.55

As of March 31, 2018, there was $16,513 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Cost of revenue	$157	$91
Research and development, net	1,269	871
Sales and marketing	454	289
General and administrative	891	698

Total equity-based compensation expense	$2,771	$1,949

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Expected dividend yield	0%	0%
Expected volatility	35%-42%	35%-46%
Risk-free interest rate	0.7%-1.6%	0.5%-0.7%
Contractual term of up to	24 months	24 months

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2018 and December 31, 2017, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $500 and $0, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31,	December 31,
	2018 (Unaudited)	2017 (Audited)
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$5	$—

Total	$5	$—

The Company recorded the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(19)	$91
Foreign exchange forward contracts	(5)	91

	$(24)	$182

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$14	$(49)
Foreign exchange forward contracts	5	(97)

	$19	$(146)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses a net loss of $19 and a net gain of $146 during the three months ended March 31, 2018 and 2017, respectively, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2018 (unaudited)			Three months ended March 31, 2017 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(586)	$0	$(586)	$(502)	$5	$(497)
Other comprehensive income (loss) before reclassifications	(595)	(21)	(616)	147	164	311
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	17	14	28	(131)	(103)

Net current period other comprehensive income (loss)	(598)	(4)	(602)	175	33	208

Ending balance	$(1,184)	$(4)	$(1,188)	$(327)	$38	$(289)

The following table provides details about reclassifications out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(1)	$3	Cost of revenues
	(16)	125	Research and development
	(1)	8	Sales and marketing
	(1)	10	General and administrative

	(19)	146	Total, before income taxes
	(2)	15	Income tax expense (benefit)

	(17)	131	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	4	(38)	Financial income (loss), net
	1	(10)	Income tax expense (benefit)

	3	(28)	Total, net of income taxes
	$(14)	$103	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: SHARE REPURCHASE PROGRAM

During the first quarter of 2018, the Company repurchased 41,322 shares of common stock at an average purchase price of $35.31 per share for an aggregate purchase price of $1,459. The Company did not repurchase any shares of its common stock during the first quarter of 2017. As of March 31, 2018, 269,734 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 13: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of such adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company is in the process of evaluating this guidance to determine the impact the adoption will have on its financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of the hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“TCJA”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) treating any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as the Company is not yet able to reasonably estimate the effect of the GILTI tax, as described in note 12 of the Company’s 2017 consolidated financial statements included in the Annual Report on Form 10-K for fiscal year 2017, the Company has not yet adopted an accounting policy with respect to the GILTI tax.

Effective no later than January 1, 2019, the Company will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The Company continue to evaluate the requirements and does not expect the adoption to have a material effect on its condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in the notes to condensed consolidated financial statements.

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

Our ultra-low-power IPs address many of the most complex technologies for imaging and computer vision, neural networks, sound and long and short range wireless. Our portfolio includes comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions, DSP and voice input algorithms and software for voice enabled devices, advanced imaging and computer vision DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac/ax up to 4x4).

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

Our signal processing platforms power many of the world’s leading handset OEMs, including a tier-one U.S. brand, ASUS, Coolpad, HTC, Intex, Karbonn, Lava, Lenovo, LG, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi and hundreds of local handset manufacturers in China and India.

Moreover, we believe the adoption of our signal processing platform and AI processors outside of the cellular baseband market continues to progress. As a testament to this growing trend, during the first quarter of 2018, we concluded 14 licensing deals, all of which are for non-cellular baseband applications, and two of which were for our NeuPro AI processors. These license deals demonstrate that our technologies are being integrated into a broad range of end devices, including 5G base stations, smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products. Moreover, based on shipment data or our best estimates of the shipment data for the first quarter of 2018, our royalty revenues derived from non-cellular baseband products grew approximately 39% over shipments for the first quarter of 2017, which is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

We believe the following key elements represent significant growth drivers for the company:

•	CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, our presence in the LTE smartphone markets continue to grow as our customers targeting those markets are gaining market share at the expense of the incumbents. During the first quarter of 2018, our customers shipped approximately 57 million LTE units.

•	The royalty we derive from smartphones is higher on average than that of feature phones, so we may benefit if and when LTE handset markets around the world continue to transition and shift away from feature phones to smartphones, particularly in emerging economies. During the first quarter of 2018, we introduced CEVA-PentaG, a state of the-art 5G platform for mobile broadband. Incorporating a range of DSPs and processors including an AI processor dedicated to improve 5G processing efficiency, we believe this platform puts us in a strong position to power 5G modems for handsets, fixed wireless and other UE use cases. Furthermore, we believe that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018.

•	Our specialization and competitive edge in signal processing platforms for next generation long and short range wireless such as 5G, NB-IoT, 802.11ac and 802.11ax technologies, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, fixed wireless access, macro base stations, remote radio heads, cellular backhaul, small cells, Wi-Fi routers and a variety of machine type communications such as connected cars, smart cities and industrial markets.

•	Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 58 million CEVA-powered Bluetooth chips shipped in the first quarter of 2018, up from 35 million units shipped in the first quarter of 2017.

•	The growing market potential for voice assisted devices, as voice is becoming the primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company in voice enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive. To better address this market, we recently introduced CEVA-ClearVox, a new voice input software and algorithm, that is offered in conjunction with our audio/voice DSPs. CEVA-ClearVox, plus our proven track record in audio/voice processing, with more than 6 billion audio chips shipped to date, puts us in a strong position to power audio and voice roadmaps across this new range of addressable end markets. During the first quarter of 2018, we signed our first two licensing agreements for the CEVA-ClearVox.

•	Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms for deep learning provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 50 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications.

•	Beyond vision, neural networks are increasingly being deployed for a wide range of markets in order to make devices “smarter.” These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we recently announced CEVA-NeuPro™—a family of AI processors for deep learning at the edge. These self-contained AI processors are the first non-DSP processors ever developed by CEVA and bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents a new licensing and royalty driver for the company in the coming years. During the first quarter of 2018, we signed two lead customers for our CEVA-NeuPro AI processors targeting the ADAS and surveillance markets.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in royalty revenues derived from non-handset baseband applications over the next few years due to a combination of higher unit shipments of Bluetooth and other connectivity products that bear lower ASPs, along with higher ASPs driven by base station and vision products.

Notwithstanding the various growth opportunities we have outlined above, our business operates in a highly competitive and cyclical environment. The maintenance of our competitive position and our future growth are dependent on our ability to adapt to ever-changing technologies, short product life cycles, evolving industry standards, changing customer needs and the trend towards IoT, handset baseband, connectivity, and voice, audio and video convergence in the markets that we operate. Also, our business relies significantly on revenues derived from a limited number of customers. The discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues. Moreover, competition has historically increased pricing pressures for our products and decreased our average selling prices. Royalty payments under our existing license agreements also could be lower than currently anticipated for a variety of reasons, including decreased royalty rates triggered by larger volume shipments, lower royalty rates negotiated with customers due to competitive pressure or consolidation among our customers. Some of our competitors have reduced their licensing and royalty fees to attract customers and expand their market share. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products, which requires the dedication of resources into research and development which in turn may increase our operating expenses. Furthermore, since our products are incorporated into end products of our OEM and semiconductor customers, our business is very dependent on their ability to achieve market acceptance of their end products in the handset and consumer electronic markets, which are similarly very competitive. In addition, macroeconomic trends may significantly affect our operating results. For example, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us more dependent on a limited number of customers. Also, since we continue to derive a significant portion of our revenues from the handset baseband market, any negative trends in that market would adversely affect our financial results.

Moreover, the semiconductor and consumer electronics industries remain volatile, which makes it extremely difficult for our customers and us to accurately forecast financial results and plan for future business activities. Our license arrangements have not historically provided for substantial ongoing license payments so revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. Moreover, our royalty revenues are based on the sales of products incorporating semiconductor or other products of our customers, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. We have very little visibility into the timetable of product shipments incorporating our technology by our customers. As a result, our past operating results should not be relied upon as an indication of future results.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $17.6 million for the first quarter of 2018, representing a decrease of 17%, as compared to the corresponding period in 2017.

Five largest customers accounted for 49% of our total revenues for the first quarter of 2018, as compared to 63% for the comparable period in 2017. Two customers accounted for 16% and 15% of our total revenues for the first quarter of 2018, as compared to three customers that accounted for 25%, 17% and 11% of our total revenues for the first quarter of 2017. Sales to Spreadtrum represented 16% of our total revenues for the first quarter of 2018, as compared to 25% for the comparable period in 2017. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2018, as compared to two royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2017, and collectively represented 73% and 76% of our total royalty revenues for the first quarter of 2018 and 2017, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2018	First Quarter 2017
DSP products (DSP cores and platforms):
Baseband for handset and other devices	57%	56%
Other non-baseband (AI, audio/sound, imaging and vision)	24%	25%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	19%	19%

We expect to continue to generate a significant portion of our revenues for 2018 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $10.1 million for the first quarter of 2018, representing an increase of 6%, as compared to the corresponding period in 2017. The increase in licensing and related revenues for the first quarter of 2018 was mainly due to the continuation of our diversified product portfolio and new deals in the NB-IoT and AI markets in 2018, as compared to non-baseband deals completed in the first quarter of 2017, partially offset by lower connectivity and other non-handset baseband licensing and related revenues in 2018 compared to the prior year .

Licensing and related revenues accounted for 57% of our total revenues for the first quarter of 2018, as compared to 45% for the comparable period of 2017. During the first quarter of 2018, we concluded 14 new licensing deals, including lead customers for our new CEVA-NeuPro AI processors and our CEVA-ClearVox noise suppression and beamforming technologies. Eight of the agreements were for CEVA DSP and AI products, and six were for CEVA connectivity IPs. Customers’ target markets for the licenses completed during the first quarter of 2018 include smart cameras and vehicle-to-vehicle communications for ADAS, Surveillance cameras cellular IoT, Bluetooth headsets, car infotainment systems and advanced consumer cameras. Geographically, four of the deals signed were in China, two were in the U.S., two were in Europe and six were in the APAC region, including Japan. Our licensing business is progressing well with a solid pipeline, diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $7.5 million for the first quarter of 2018, representing a decrease of 36%, as compared to the corresponding period in 2017. Royalty revenues accounted for 43% of our total revenues for the first quarter of 2018, as compared to 55% for the comparable period of 2017. Under ASC Topic 606, Revenue from Contracts with Customers, our royalty revenue represents actual or best estimates of customer shipments during the first quarter of 2018. Revenues for the first quarter of 2017 was reported under ASC Topic 605, the old revenue recognition standard, where royalty revenue was reported one quarter in arrears. Under ASC Topic 605, our first quarter 2018 royalty revenue was $10.0 million, a decrease of 15% year-over-year compared to $11.8 million reported for the first quarter of 2017. The decrease under ASC 605 was due to stronger than anticipated seasonal weakness in the lower tier smartphone and feature phone segments, which was partially offset by continued growth in shipments and revenue from our non-handset baseband customers, increasing 58% and 39%, respectively, over first quarter 2017 actual shipments.

Our customers reported sales of 196 million chipsets incorporating our technologies for the first quarter of 2018, down approximately 26% sequentially (based on the fourth quarter 2017 shipments under ASC 605) and down 27% from first quarter 2017 actual shipments reported in the second quarter of 2017. Of those volumes, 74 million were attributed to non-handset baseband for the first quarter of 2018, down only 5% sequentially and up 58% year over year based on ASC 605, as Bluetooth shipments continued to be strong.

The five largest royalty-paying customers accounted for 85% of our total royalty revenues for the first quarter of 2018, as compared to 91% for the comparable period of 2017.

Geographic Revenue Analysis

	First Quarter 2018		First Quarter 2017
	(in millions, except percentages)
United States	$1.7	10%	$1.3	6%
Europe and Middle East	$2.5	14%	$3.9	19%
Asia Pacific (1) (2) (3)	$13.4	76%	$16.1	75%
(1) China	$6.2	35%	$9.7	46%
(2) S. Korea	$2.8	16%	$3.7	18%
(3) Japan	$2.6	15%	$3.7	18%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.0 million for the first quarter of 2018, as compared to $1.7 million for the comparable period of 2017. Cost of revenues accounted for 18% of our total revenues for the first quarter of 2018, as compared to 8% for the comparable period of 2017. The increase for the first quarter of 2018 principally reflected higher salary and related costs and higher third party IP costs (associated with the NB-IoT product line), partially offset by lower customization work for our licensees. Included in cost of revenues for the first quarter of 2018 was a non-cash equity-based compensation expense of $157,000, as compared to $91,000 for the comparable period of 2017.

Gross Margin

Gross margin for the first quarter of 2018 was 89%, as compared to 92% for the comparable period of 2017. The decrease for the first quarter of 2018 mainly reflected lower royalty revenues.

Operating Expenses

Total operating expenses were $18.5 million for the first quarter of 2018, as compared to $15.2 million for the comparable period of 2017. The net increase in total operating expenses for the first quarter of 2018 principally reflected higher salary and related costs, mainly due to higher headcount and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, as well as higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $12.0 million for the first quarter of 2018, as compared to $9.9 million for the comparable period of 2017. The net increase for the first quarter of 2018 principally reflected higher salary and related costs, mainly due to higher headcount and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, as well as higher non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2018 were non-cash equity-based compensation expenses of $1,269,000, as compared to $871,000 for the comparable period of 2017. Research and development expenses as a percentage of our total revenues were 68% for the first quarter of 2018, as compared to 46% for the comparable period of 2017.

The number of research and development personnel was 231 at March 31, 2018, compared to 211 at March 31, 2017.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.2 million for the first quarter of 2018, as compared to $2.9 million for the comparable period of 2017. The increase for the first quarter of 2018 primarily reflected higher salary and related costs and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the first quarter of 2018 were non-cash equity-based compensation expenses of $454,000, as compared to $289,000 for the comparable period of 2017. Sales and marketing expenses as a percentage of our total revenues were 18% for the first quarter of 2018, as compared to 14% for the comparable period of 2017.

The total number of sales and marketing personnel was 37 at March 31, 2018, compared to 35 at March 31, 2017.

General and Administrative Expenses

Our general and administrative expenses were $3.0 million for the first quarter of 2018, as compared to $2.1 million for the comparable period of 2017. The increase for the first quarter of 2018 primarily reflected higher salary and related costs, mainly due to salary raises and higher compensation accruals, as well as higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2018 were non-cash equity-based compensation expenses of $891,000, as compared to $698,000 for the comparable period of 2017. General and administrative expenses as a percentage of our total revenues were 17% for the first quarter of 2018, as compared to 10% for the comparable period of 2017.

The number of general and administrative personnel was 27 at March 31, 2018, compared to 24 at March 31, 2017.

Amortization of intangible assets

Our amortization charges were $0.4 million for the first quarter of 2018, as compared to $0.3 million for the comparable period of 2017. The increase in charges were incurred in connection with additional amortization of intangible assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018. As of March 31, 2018, the net amount of intangible assets was $3.6 million.

Financial Income, Net (in millions)

	First Quarter 2018	First Quarter 2017
Financial income, net	$0.93	$0.57
of which:
Interest income and gains and losses from marketable securities, net	$0.88	$0.63
Foreign exchange gain (loss)	$0.05	$(0.06)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2018 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.05 million for the first quarter of 2018, and a foreign exchange loss of $0.06 million for the comparable period of 2017.

Provision for Income Taxes

Our income tax expenses were $0.2 million for the first quarter of 2018, as compared to $0.8 million for the comparable period of 2017. The decrease for the first quarter of 2018 primarily reflected lower income before taxes on income. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first three months of 2018, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first three months of 2018. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first three months of 2018. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by our U.S. entities to our non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Act included a one-time tax on cumulative retained earnings of U.S.-owned foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. In connection with our initial analysis of the impact of the Tax Act, and after utilization of existing tax loss carryforwards, we do not expect to have any tax payment.

In January 2018, the Financial Accounting Standards Board released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) treating any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as we are not yet able to reasonably estimate the effect of the GILTI tax, we have yet to adopt an accounting policy with respect to the GILTI tax.

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

See our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, for a discussion of additional critical accounting policies and estimates. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 2 “Revenue Recognition” in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had approximately $18.4 million in cash and cash equivalents, $33.2 million in short term bank deposits, $85.2 million in marketable securities, and $46.0 million in long term bank deposits, totaling $182.8 million, as compared to $183.3 million at December 31, 2017. The slight decrease for the first three months of 2018 principally reflected a repurchase of 41,322 shares of common stock and a purchase of NB-IoT technologies, partially offset by cash provided by operations and cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $182.8 million, $141.1 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2018, we invested $10.8 million of cash in bank deposits and marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $7.3 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first three months of 2018. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2018.

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

Operating Activities

Cash provided by operating activities for the first three months of 2018 was $1.8 million and consisted of net loss of $2.2 million, adjustments for non-cash items of $3.9 million, and with no changes in operating assets and liabilities, net. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, $2.8 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The changes in operating assets and liabilities primarily consisted of a decrease in trade receivables and accrued revenues, partially offset by an increase in prepaid expenses and other assets and a decrease in accrued expenses and other payables.

Cash provided in operating activities for the first quarter of 2017 was $6.3 million and consisted of net income of $4.1 million, adjustments for non-cash items of $3.1 million, and changes in operating assets and liabilities of $0.9 million. Adjustments for non-cash items primarily consisted of $0.8 million of depreciation and amortization of intangible assets, $1.9 million of equity-based compensation expenses and $0.3 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $1.7 million, (mainly as a result of payment of a yearly design tools subscription) and an increase in deferred tax assets, net, of $0.4 million, partially offset by a decrease in trade receivables of $1.3 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2018 was $4.8 million, compared to $14.5 million of net cash used by investing activities for the comparable period of 2017. We had a cash outflow of $9.5 million and a cash inflow of $6.0 million with respect to investments in marketable securities during the first three months of 2018, as compared to a cash outflow of $10.7 million and a cash inflow of $8.2 million with respect to investments in marketable securities during the first three months of 2017. For the first three months of 2017, we had net proceeds of $10.5 million from bank deposits. We had a cash outflow of $0.5 million and $1.4 million during the first three months of 2018 and 2017, respectively, from purchase of property and equipment (mainly purchase of platform tools in the first three months of 2017). For the first three months of 2018, we had a cash outflow of $0.9 million from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash used in financing activities for the first three months of 2018 was $0.4 million, as compared to $2.4 million of net cash provided by financing activities for the comparable period of 2017.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. During the first three months of 2018, we repurchased 41,322 shares of common stock pursuant to our share repurchase program, at an average purchase price of $35.31 per share, for an aggregate purchase price of $1.5 million. We did not repurchase any shares of common stock during the first three months of 2017.

During the first three months of 2018, we received $1.1 million from the exercise of stock-based awards, as compared to $2.4 million received for the comparable period of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $51,000 and a foreign exchange loss of $62,000 for the first quarter of 2018 and 2017, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2018 and 2017, we recorded accumulated other comprehensive loss of $4,000 and accumulated other comprehensive gain of $33,000, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2018, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $4,000, which was recorded in the consolidated statements of income in April 2018. We recognized a net loss of $19,000 and a net gain and $146,000 for the first quarter of 2018 and 2017, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2018, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first three months of 2018. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.88 million and $0.63 million for the first quarter of 2018 and 2017, respectively. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2018, reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (6) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers. Our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. In accordance with the new revenue recognition rules, effective as of January 1, 2018, the royalties we generate is based on royalty reports of units shipped during the quarter as estimated by our customers, not a quarter in arrears that we previously reported. The first quarter in any given year therefore will be a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. Two customers accounted for 16% and 15% of our total revenues for the first quarter of 2018, as compared to three customers that accounted for 25%, 17% and 11% of our total revenues for the first quarter of 2017. One customer, Spreadtrum, accounted for 16% and 25% of our total revenues for the first quarter of 2018 and 2017, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2018, as compared to two royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2017, and collectively represented 73% and 76% of our total royalty revenues for the first quarter of 2018 and 2017, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% and 55% of our total revenues for the first quarter of 2018 and 2017, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 57% and 56% of our total revenues for the first quarter of 2018 and 2017, respectively Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 90% of our total revenues for the first quarter of 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Revenues from customers located in the Asia Pacific region account for a substantial portion of our total revenues. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenues. Therefore, any financial crisis, trade negotiations or disputes or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, the U.S. Department of Commerce’s Bureau of Industry and Security has blocked exports of U.S. products to Chinese telecommunications OEM ZTE. Also, there are news reports about a potential criminal investigation by the U.S. Department of Justice of Huawei regarding possible violations of U.S. sanctions related to Iran. Although we do not derive significant revenues from ZTE and Huawei, they are our customers. Sanctions of any nature with respect to such customers may reduce our revenues from them and adversely affect our business and financial results.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $425,000 for the first quarter of 2018. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2017 as compared to prior years.

Recently enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. The reforms are complex, and it will take some time to assess the implications thoroughly. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Cuts and Jobs Act includes a one-time tax on cumulative retained earnings of U.S.-owned foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years. These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate has been undertaken by us, which will be updated over the coming weeks and months as we work through these complex changes with our advisors. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from the estimates we previously provided, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes. Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, including the adoption of the new revenue recognition rules, could materially affect our financial position and results of operations.

We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules, effective as of January 1, 2018, an entity recognizes sales- and usage-based royalties as revenue only when the later of the following events occurs: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty allocated has been satisfied (or partially satisfied). Recognizing royalty revenue on a lag time basis is not permitted. As a result, the royalties we generate from customers is based on royalty of units shipped during the quarter as estimated by our customers, not a quarter in arrears that we previously report. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including uncertainty associated with royalty revenues for the quarter based on estimates provided by our customer, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2018) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2020. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $12.0 million for the first quarter of 2018. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2018 to January 31, 2018)				311, 056
Month #2 (February 1, 2018 to February 28, 2018)	41,322	$35.31	41,322	269, 734
Month #3 (March 1, 2018 to March 31, 2018)	—	—	—	269, 734
TOTAL	41,322	$35.31	41,322	269,734	(2)

(1)	In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014.
(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

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

CEVA, INC.

Date: May 9, 2018	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: May 9, 2018	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)