Form 10-Q
period 2018-06-30
CEVA INC
filed 2018-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 00049842

CEVA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	770556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1174 Castro Street, Suite 210, Mountain View, California	94040
(Address of Principal Executive Offices)	(Zip Code)

(650) 4177900

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,031,424 of common stock, $0.001 par value, as of August 2, 2018.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•	Our belief that adoption of our signal processing platform and artificial intelligence processors connectivity platforms beyond the cellular handset baseband market continues to progress;

•

Our belief that in the second half of 2018 we may benefit from the royalty ASP uplift in LTE based modems due to volume increases in high end premier smartphones that bear higher DSP content and royalty ASPs than that of mid and lower tier smartphone royalty ASPs;

•	Our anticipation that a premier smartphone manufacturer is set to begin sizeable shipments of a new flagship model powered by our DSPs in the second half of 2018;

•	Our belief that CEVA-ClearVox puts us in a strong position to power audio and voice roadmaps across a range of addressable end markets

•	Our belief that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018;

•

Our belief that our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and increase our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•

Our belief that our proven track record in audio/voice processing along with our new DSPs and software technologies offer an additional market opportunity for the company in voice enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive;

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

•

Our belief that our computer vision processing IPs, and the newly announced AI processor complimented by our software technologies, offer additional growth potentials and value in both licensing and royalty revenues in segments such as smartphones, drones, surveillance, consumer cameras, automotive ADAS and industrial IoT applications;

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

•	Our belief that our licensing business is progressing well benefiting for good dynamics, diverse customer base for smart and connected devices ;

•	Our belief that royalties for the second half of the year will be substantially stronger than the first half and deliver year-over-year growth with respect to the second half of 2018;

•

Our belief that as a result of the lower royalty revenue for the first half of 2018, the expectation of continued weakness with a Chinese handset baseband customer for the remainder of 2018, and the lack of visibility and uncertainty for the timing of resumption of royalties with the well-publicized ban of a Chinese base station customer, our 2018 annual royalty guidance will be lowered to a level representing a 10% decrease from 2017 royalty revenue;

•	Our projection that the total annual revenue will be approximately $80 million;

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Part II – Item 1A – “Risk Factors” of this Form 10Q.

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$10,700	$21,739
Short term bank deposits	32,549	34,432
Marketable securities	82,446	82,664
Trade receivables	9,246	14,480
Accrued revenues	8,753	2,014
Prepaid expenses and other current assets	6,244	3,747

Total current assets	149,938	159,076
Long term bank deposits	47,134	44,518
Severance pay fund	9,022	8,910
Deferred tax assets	4,454	3,643
Property and equipment, net	8,100	6,926
Goodwill	46,612	46,612
Intangible assets, net	3,307	1,742
Investments in other company	1,806	1,806
Other long-term assets	4,444	3,579

Total long-term assets	124,879	117,736

Total assets	$274,817	$276,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,034	$392
Deferred revenues	2,717	4,399
Accrued expenses and other payables	4,543	3,927
Accrued payroll and related benefits	12,556	14,077

Total current liabilities	20,850	22,795

Long term liabilities:
Accrued severance pay	9,601	9,347

Total long-term liabilities	9,601	9,347

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2018 (unaudited) and December 31, 2017. 22,030,598 and 22,064,007 shares outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	22	22
Additional paid in-capital	219,333	217,417
Treasury stock at cost (1,564,562 and 1,531,153 shares of common stock at June 30, 2018 (unaudited) and December 31, 2017, respectively)	(31,640)	(26,056)
Accumulated other comprehensive loss	(1,417)	(586)
Retained earnings	58,068	53,873

Total stockholders’ equity	244,366	244,670

Total liabilities and stockholders’ equity	$274,817	$276,812

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Revenues:
Licensing and related revenue	$20,121	$19,872	$10,038	$10,337
Royalties	14,942	21,990	7,456	10,238

Total revenues	35,063	41,862	17,494	20,575
Cost of revenues	3,960	3,304	1,988	1,608

Gross profit	31,103	38,558	15,506	18,967
Operating expenses:
Research and development, net	23,859	20,382	11,843	10,509
Sales and marketing	6,575	6,365	3,399	3,427
General and administrative	5,787	4,677	2,833	2,552
Amortization of intangible assets	451	618	92	309

Total operating expenses	36,672	32,042	18,167	16,797

Operating income (loss)	(5,569)	6,516	(2,661)	2,170
Financial income, net	1,704	1,326	777	755

Income (loss) before taxes on income	(3,865)	7,842	(1,884)	2,925
Income taxes expense (benefit)	407	(173)	206	(983)

Net income (loss)	$(4,272)	$8,015	$(2,090)	$3,908

Basic net income (loss) per share	$(0.19)	$0.37	$(0.09)	$0.18

Diluted net income (loss) per share	$(0.19)	$0.36	$(0.09)	$0.17

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,139	21,556	22,129	21,712

Diluted	22,139	22,376	22,129	22,563

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Net income (loss):	$(4,272)	$8,015	$(2,090)	$3,908
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(879)	226	(199)	57
Reclassification adjustments for (gains) losses included in net income	(2)	40	2	2

Net change	(881)	266	(197)	59

Cash flow hedges:
Changes in unrealized gains (losses)	(280)	182	(256)	—
Reclassification adjustments for (gains) losses included in net income	196	(188)	177	(42)

Net change	(84)	(6)	(79)	(42)

Other comprehensive income (loss) before tax	(965)	260	(276)	17
Income tax expense (benefit) related to components of other comprehensive income (loss)	(134)	41	(47)	6

Other comprehensive income (loss), net of taxes	(831)	219	(229)	11

Comprehensive income (loss)	$(5,103)	$8,234	$(2,319)	$3,919

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,272)	$8,015
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,190	923
Amortization of intangible assets	635	618
Equity-based compensation	5,616	4,127
Realized (gain) loss, net on sale of available-for-sale marketable securities	(2)	40
Amortization of premiums on available-for-sale marketable securities	430	619
Unrealized foreign exchange loss	78	29
Changes in operating assets and liabilities:
Trade receivables and accrued revenues	7,694	4,655
Prepaid expenses and other assets	(3,895)	(2,382)
Accrued interest on bank deposits	(533)	323
Deferred tax, net	(677)	(490)
Trade payables	533	(285)
Deferred revenues	(1,682)	(2,870)
Accrued expenses and other payables	(289)	339
Accrued payroll and related benefits	(1,277)	(1,675)
Income taxes payable	78	(1,475)
Accrued severance pay, net	174	41

Net cash provided by operating activities	3,801	10,552

Cash flows from investing activities:
Purchase of property and equipment	(2,250)	(2,275)
Purchase of intangible assets	(1,690)	—
Investment in bank deposits	(11,396)	(30,757)
Proceeds from bank deposits	11,065	27,050
Investment in available-for-sale marketable securities	(13,834)	(27,825)
Proceeds from maturity of available-for-sale marketable securities	9,392	3,895
Proceeds from sale of available-for-sale marketable securities	3,351	12,196

Net cash used in investing activities	(5,362)	(17,716)

Cash flows from financing activities:
Purchase of treasury stock	(10,434)	—
Proceeds from exercise of stock-based awards	1,062	5,741

Net cash provided by (used in) financing activities	(9,372)	5,741
Effect of exchange rate changes on cash and cash equivalents	(106)	125

Decrease in cash and cash equivalents	(11,039)	(1,298)
Cash and cash equivalents at the beginning of the period	21,739	18,401

Cash and cash equivalents at the end of the period	$10,700	$17,103

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$2,730	$2,505

Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$8,555	$—

Property and equipment purchases incurred but unpaid at period end	$114	$—

Intangible assets purchases incurred but unpaid at period end	$750	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions, DSP and voice input algorithms and software for voice enabled devices, advanced imaging and computer vision, DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac/ax up to 4x4)

CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies. These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 1, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for changes associated with recent accounting standards for revenue recognition and financial instruments for the three and six months ended June 30, 2018, as detailed below.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

Effective as of January 1, 2018, the Company has followed the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized. See Note 3 for further details.

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

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

The Company enters into contracts that can include various combinations of products and services, as detailed below, which are generally capable of being distinct and accounted for as separate performance obligations.

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

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. The Company receives the actual sales data from its customers after the quarter ends and accounts for it as accrued revenue. When the Company does not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on the Company’s estimation of the customer’s sales during the quarter.

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

Changes in accounting policies as a result of adopting ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”

Beginning on January 1, 2018, the Company has followed the provisions of Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment is reviewed periodically to determine if there are changes resulting from observable price changes, and adjustments are recorded as necessary. During the first half of 2018, no adjustments were recorded as a result of changes in the observable price.

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

NOTE 3: REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASC 606 requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the prior guidance. The Company adopted ASC 606 on January 1, 2018 for all open contracts at the date of initial application, and applied the standard using modified retrospective approach, with the cumulative effect of applying ASC 606 recognized as an adjustment to the opening retained earnings balance. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to opening retained earnings of $8,555 as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to revenues for the three and six months ended June 30, 2018 was an increase of $890 and a decrease of $1,073, respectively, as a result of adopting ASC 606.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

With respect to the Company’s licensing business, under ASC 606, certain deliverables may now be considered as distinct performance obligations separate from other performance obligations, and will be measured using the relative standalone selling price basis, and recognized as revenue accordingly. Nevertheless, the adoption of ASC 606 for licensing and related revenues did not have a significant impact on the Company’s financial statements. With respect to the Company’s royalty business, ASC 606 did have a significant impact. Under the accounting standards in effect during prior periods, the Company recognized sales-based royalties as revenues during the quarter which such royalties were reported by licensees, which reflected the licensees’ prior quarter sales and when all other revenue recognition criteria were met. Under ASC 606, the Company is required to estimate and recognize sales-based royalties during the period which the associated sales occur. Accordingly, the Company has an increase in accrued revenues of $6,497 in the statement of financial position.

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

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2018	2019	2020	2021
License and related revenues	$4,215	$5,630	$3,000	$1,500

In connection with the adoption of ASC 606, the Company is required to capitalize incremental costs that are related to sales during the period, consisting primarily of sales commissions earned when contracts are signed. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized $239 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows ASC 606’s practical expediency, and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation. For the three and six months ended June 30, 2018, the amount of amortization was $109 and 120, respectively, and there was no impairment loss in relation to costs capitalized.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Six months ended June 30, 2018 (unaudited)			Three months ended June 30, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$3,184	$644	$3,828	$1,824	$297	$2,121
Europe and Middle East	2,752	2,414	5,166	1,414	1,299	2,713
Asia Pacific	14,185	11,884	26,069	6,800	5,860	12,660

Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

Major product/service lines
DSP products (DSP cores and platforms)	$13,425	$13,641	$27,066	$6,050	$6,763	$12,813
Connectivity products (Bluetooth, Wi-Fi and SATA/SAS)	6,696	1,301	7,997	3,988	693	4,681

Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

Timing of revenue recognition
Products transferred at a point in time	$15,285	$14,942	$30,227	$7,761	$7,456	$15,217
Products and services transferred over time	4,836	—	4,836	2,277	—	2,277

Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

June 30, 2018 (unaudited)
Trade receivables	$9,246
Accrued revenues (short-term contract assets)	1,718
Accrued revenues (royalties)	7,035
Deferred revenues (short-term contract liabilities)	2,717

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

During the three and six months ended June 30, 2018, the Company recognized $2,128 and $3,423, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income and balance sheets was as follows:

	Six months ended June 30, 2018 (unaudited)			Three months ended June 30, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Revenues:
Licensing and related revenue	$20,121	$18,599	$1,522	$10,038	$9,035	$1003
Royalties	14,942	17,537	(2,595)	7,456	7,569	(113)

Total revenues	35,063	36,136	(1,073)	17,494	16,604	890

Cost of revenues	3,960	3,960	—	1,988	1,988	—

Gross profit	31,103	32,176	(1,073)	15,506	14,616	890

Operating expenses:
Sales and marketing	6,575	6,457	118	3,399	3,291	108
Other operating expenses	30,097	30,097	—	14,768	14,768	—

Total operating expenses	36,672	36,554	118	18,167	18,059	108

Operating loss	(5,569)	(4,378)	(1,191)	(2,661)	(3,443)	782
Financial income, net	1,704	1,704	—	777	777	—

Loss before taxes on income	(3,865)	(2,674)	(1,191)	(1,884)	(2,666)	782
Income taxes	407	769	(362)	206	305	(99)

Net loss	$(4,272)	$(3,443)	$(829)	$(2,090)	$(2,971)	$881

Basic net loss per share	$(0.19)	$(0.16)	$(0.04)	$(0.09)	$(0.13)	$0.04

Diluted net loss per share	$(0.19)	$(0.16)	$(0.04)	$(0.09)	$(0.13)	$0.04

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	June 30, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Assets:
Trade receivables	$9,246	$8,461	$785
Accrued revenues	$8,753	$1,564	$7,189
Prepaid expenses and other current assets	$6,244	$6,648	$(404)
Liabilities:
Deferred revenues	$2,717	$2,872	$(155)
Stockholders’ Equity:
Retained earnings	$58,068	$50,343	$7,725

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

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2018 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$8,078	$—	$(73)	$8,005

	8,078	—	(73)	8,005
Available-for-sale—matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(12)	489
Corporate bonds	74,679	11	(1,485)	73,205

	75,927	11	(1,497)	74,441
Total	$84,005	$11	$(1,570)	$82,446

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	December 31, 2017 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale—matures within one year:
Corporate bonds	$11,803	$3	$(12)	$11,794

	11,803	3	(12)	11,794
Available-for-sale—matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(6)	495
Corporate bonds	70,291	14	(677)	69,628

	71,539	14	(683)	70,870
Total	$83,342	$17	$(695)	$82,664

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2018 (unaudited)	$44,032	$(786)	$32,952	$(784)
As of December 31, 2017	$49,921	$(411)	$22,960	$(284)

As of June 30, 2018 and December 31, 2017, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$4	$6	$—	$6
Gross realized losses from sale of available-for-sale marketable securities	$(2)	$(46)	$(2)	$(8)

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

Description	June 30, 2018 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	489	—	489	—
Corporate bonds	81,210	—	81,210	—
Liabilities:
Foreign exchange contracts	84	—	84	—

Description	December 31, 2017	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	495	—	495	—
Corporate bonds	81,422	—	81,422	—

NOTE 6: INTANGIBLE ASSETS, NET

		Six months ended June 30, 2018			Year ended December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets –amortizable:
Customer relationships	4.5	$272	$242	$30	$272	$211	$61
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	4,535	1,261	5,796	4,115	1,681
NB-IoT technologies (*)	7.0	2,200	184	2,016	—	—	—

Total intangible assets		$8,361	$5,054	$3,307	$6,161	$4,419	$1,742

(*)

During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which $600 has not been received. Of the $2,200, $750 has not resulted in cash outflows as of June 30, 2018. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2018	607
2019	1,154
2020	314
2021	314
2022	314
2023	314
2024	290

$3,307

NOTE 7: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,						Three months ended June 30,
	2018 (unaudited)			2017 (unaudited)			2018 (unaudited)	2017 (unaudited)
Revenues based on customer location:
United States		$3,828			$4,925		$2,121		$3,622
Europe and Middle East (1)		5,166			6,184		2,713		2,253
Asia Pacific (2) (3) (4)		26,069			30,753		12,660		14,700

		$35,063			$41,862		$17,494		$20,575

(1) Germany	$	*	)	$	*	)	$1,895	$	*	)
(2) China		$12,935			$15,820		$6,802		$6,078
(3) S. Korea		$5,679			$8,776		$2,877		$5,027
(4) Japan		$5,147		$	*	)	$2,523		$2,692

*)	Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Customer A	16%	24%	17%	23%
Customer B	15%	17%	16%	16%
Customer C	11%	* )	16%	12%

*)	Less than 10%

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

	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Numerator:
Net income (loss)	$(4,272)	$8,015	$(2,090)	$3,908

Denominator (in thousands):
Basic weighted-average common stock outstanding	22,139	21,556	22,129	21,712
Effect of stock-based awards	—	820	—	851

Diluted weighted average common stock outstanding	22,139	22,376	22,129	22,563

Basic net income (loss) per share	$(0.19)	$0.37	$(0.09)	$0.18

Diluted net income (loss) per share	$(0.19)	$0.36	$(0.09)	$0.17

The total number of shares related to the outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,283,607 for both the three and six months ended June 30, 2018. The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 15,569 and 59,785 shares for the three and six months ended June 30, 2017, respectively.

NOTE 9: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the six months ended June 30, 2018, are as follows:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2017	729,017	$19.77	5.2	$19,229
Granted	—	—
Exercised	(12,911)	15.90
Forfeited or expired	(1,461)	18.82

Outstanding as of June 30, 2018 (2)	714,645	$19.84	4.8	$7,430

Exercisable as of June 30, 2018 (3)	569,977	$18.74	4.2	$6,552

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 651,296 shares of the Company’s common stock issuable upon exercise.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 515,045 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2018, there was $308 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.2 years.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the six months ended June 30, 2018, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	560,616	$29.31
Granted	255,500	35.77
Vested	(229,821)	25.06
Forfeited or expired	(17,333)	37.10

Unvested as of June 30, 2018	568,962	$33.69

As of June 30, 2018, there was $14,342 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Cost of revenue	$325	$205	$168	$114
Research and development, net	2,628	1,843	1,359	972
Sales and marketing	877	659	423	370
General and administrative	1,786	1,420	895	722

Total equity-based compensation expense	$5,616	$4,127	$2,845	$2,178

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

Six months ended June 30,
	2018 (unaudited)	2017 (unaudited)
Expected dividend yield	0%	0%
Expected volatility	35%-42%	35%-46%
Risk-free interest rate	0.7%1.6%	0.5%0.7%
Contractual term of up to	24 months	24 months

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2018 and 2017.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2018 and December 31, 2017, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,400 and $0, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$29	$—
Foreign exchange forward contracts	55	—

Total	$84	$—

The Company recorded the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s interim condensed consolidated balance sheets.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(126)	$87	$(107)	$(4)
Foreign exchange forward contracts	(154)	95	(149)	4

	$(280)	$182	$(256)	$—

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$97	$(87)	$83	$(38)
Foreign exchange forward contracts	99	(101)	94	(4)

	$196	$(188)	$177	$(42)

The Company recorded in cost of revenues and operating expenses a net loss of $177 and $196 during the three and six months ended June 30, 2018, respectively, and a net gain of $42 and $188 for the comparable periods of 2017, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2018 (unaudited)			Three months ended June 30, 2018 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(586)	$—	$(586)	$(1,184)	$(4)	$(1,188)
Other comprehensive income (loss) before reclassifications	(754)	(250)	(1,004)	(159)	(229)	(388)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	175	173	1	158	159

Net current period other comprehensive income (loss)	(756)	(75)	(831)	(158)	(71)	(229)

Ending balance	$(1,342)	$(75)	$(1,417)	$(1,342)	$(75)	$(1,417)

	Six months ended June 30, 2017 (unaudited)			Three months ended June 30, 2017 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(502)	$5	$(497)	$(327)	$38	$(289)
Other comprehensive income (loss) before reclassifications	195	164	359	48	—	48
Amounts reclassified from accumulated other comprehensive income (loss)	29	(169)	(140)	1	(38)	(37)

Net current period other comprehensive income (loss)	224	(5)	219	49	(38)	11

Ending balance	$(278)	$—	$(278)	$(278)	$—	$(278)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income
	Six months ended June 30,		Three months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(4)	$4	$(3)	$1	Cost of revenues
	(170)	162	(154)	37	Research and development
	(7)	10	(6)	2	Sales and marketing
	(15)	12	(14)	2	General and administrative

	(196)	188	(177)	42	Total, before income taxes
	(21)	19	(19)	4	Income tax expense (benefit)

	(175)	169	(158)	38	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	2	(40)	(2)	(2)	Financial income (loss), net
	—	(11)	(1)	(1)	Income tax benefit

	2	(29)	(1)	(1)	Total, net of income taxes
	$(173)	$140	$(159)	$37	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: SHARE REPURCHASE PROGRAM

In May 2018, the Company’s Board of Directors authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

During the second quarter of 2018, the Company repurchased 269,734 shares of common stock at an average purchase price of $33.28 per share for an aggregate purchase price of $8,975. During the first six months ended June 30, 2018, the Company repurchased 311,056 shares of common stock at an average purchase price of $33.55 per share for an aggregate purchase price of $10,434. The Company did not repurchase any shares of its common stock during the second quarter and first six months of 2017. As of June 30, 2018, 700,000 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Effective no later than January 1, 2019, the Company will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The Company continues to evaluate the requirements and does not expect the adoption to have a material effect on its condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in the notes to condensed consolidated financial statements.

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

Our ultra-low-power hardware and software IPs address many of the most complex technologies for imaging and computer vision, neural networks, sound and long and short range wireless. Our portfolio includes comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions, DSP and voice input algorithms and software for voice enabled devices, advanced imaging and computer vision DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (802.11 b/g/n/ac/ax up to 4x4).

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

Our signal processing platforms power many of the world’s leading handset OEMs, including a tier-one U.S. brand, ASUS, Coolpad, HTC, Intex, Karbonn, Lava, Lenovo, LG, Meitu, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi and hundreds of local handset manufacturers in China and India.

Moreover, we believe the adoption of our signal processing platforms and AI processors beyond cellular baseband market continues to progress. As a testament to this growing trend, during the first half of 2018, we concluded 23 licensing deals, 22 of which are for non-cellular baseband applications, and three of which were for our NeuPro AI processors. These license deals demonstrate that our technologies are being integrated into a broad range of end devices, including 5G base stations, smartphones, automotive ADAS, drones, surveillance cameras, wearables, industrial IoT and a variety of Bluetooth and Wi-Fi connected consumer and medical products. Moreover, based on shipment data or our best estimates of the shipment data for the second quarter of 2018, shipments of CEVA-powered non-cellular baseband products grew approximately 44% over shipments for the second quarter of 2017, to reach a quarterly record of 88 million units. This is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

We believe the following key elements represent significant growth drivers for the company:

•

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, in the LTE smartphone markets, we continue to maintain a strong presence and during the second quarter of 2018, our customers shipped approximately 63 million LTE units, up 11% sequentially. Moreover, a premier smartphone manufacturer is set to begin sizeable shipments of a new flagship model powered by our DSPs in the second half of this year.

•

The royalty we derive from high end smartphones is higher on average than that of mid and low tier smartphones due to volume increases in high end premier smartphones that bear higher DSP content and higher royalty ASP. As a result, we may benefit from an ASP uplift in LTE-based modems in the second half of this year. Looking out further, our CEVA-PentaG state of the-art 5G platform for mobile broadband puts us in a strong position to power 5G modems for handsets, fixed wireless and other UE use cases. Incorporating a range of DSPs and processors, including an AI processor dedicated to improving 5G processing efficiency, we believe this platform is the most advanced cellular baseband IP in the industry today. Furthermore, we believe that we may benefit from the base station chip ramp up in coming years, as a large customer of ours is forecasted to start ramping up production in the second half of 2018.

•

Our second quarter royalty revenue came in below expectations due to continued unexpected weakness with one of our large Chinese handset baseband customers. We now expect the weakness with this Chinese customer to continue for the rest of the year and have reduced our annual royalty expectations accordingly. With that said, we are encouraged by a new production ramp and share gain of a flagship smartphone and the continued expansion of our non-handset baseband products. As a result, we expect royalties for the second half of the year to be both substantially stronger than the first half and deliver year-over-year growth with respect to the second half of 2018.

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

•

Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 129 million CEVA-powered Bluetooth chips shipped in the first half of 2018, up 61% from 80 million units shipped in the first half of 2017.

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

•

Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms and deep learning capabilities provide highly compelling offerings for any camera-enabled device such as smartphones, tablets, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per ABI Research, camera shipments are expected to exceed 2.7 billion units by 2018. We have already signed more than 50 licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications.

•

Beyond vision, neural networks are increasingly being deployed for a wide range of markets in order to make devices “smarter.” These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we recently announced CEVA-NeuPro™—a family of AI processors for deep learning at the edge. These self-contained AI processors are the first non-DSP processors ever developed by CEVA and bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents a new licensing and royalty driver for the company in the coming years. During the first half of 2018, we signed three leading customers for our CEVA-NeuPro AI processors targeting the ADAS, surveillance, and consumer camera markets.

•

As a result of the lower royalty revenue for the first half of 2018, the expectation of continued weakness with a Chinese handset baseband customer for the remainder of 2018, and the lack of visibility and uncertainty for the timing of resumption of royalties with the well-publicized ban of a Chinese base station customer, we are lowering our 2018 annual royalty guidance to a level representing a 10% decrease from 2017 royalty revenue. While it is encouraging that the base station customer has resumed operations, we assume that it will take them a few months to rebuild their supply chain and to get back to full production and shipments. In light of the above and to be prudent, we now project total annual revenue for 2018 to be approximately $80 million.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $17.5 and $35.1 million for the second quarter and first half of 2018, respectively, representing a decrease of 15% and 16%, respectively, as compared to the corresponding periods in 2017.

Five largest customers accounted for 62% and 53% of our total revenues for the second quarter and first half of 2018, respectively, as compared to 67% and 61% for the comparable periods in 2017. Three customers accounted for 17%, 16% and 16% of our total revenues for the second quarter of 2018, as compared to three customers that accounted for 23%, 16% and 12% of our total revenues for the second quarter of 2017. Three customers accounted for 16%, 15% and 11% of our total revenues for the first half of 2018, as compared to two customers that accounted for 24% and 17% of our total revenues for the first half of 2017. Sales to Spreadtrum represented 17% and 16% of our total revenues for the second quarter and first half of 2018, respectively, as compared to 23% and 24% for the comparable period in 2017. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10%

or more of our total royalty revenues for both the second quarter and first half of 2018, and collectively represented 78% and 76% of our total royalty revenues for the second quarter and first half of 2018, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2017, and collectively represented 77% and 76% of our total royalty revenues for the second quarter and first half of 2017, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2018	First Half 2017	Second Quarter 2018	Second Quarter 2017
DSP products (DSP cores and platforms):
Baseband for handset and other devices	50%	57%	53%	59%
Other non-baseband (AI, audio/sound, imaging and vision)	27%	29%	20%	32%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	23%	14%	27%	9%

We expect to continue to generate a significant portion of our revenues for 2018 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $10.0 million and $20.1 million for the second quarter and first half of 2018, respectively, representing a decrease of 3% and an increase of 1%, respectively, as compared to the corresponding periods in 2017. The mix and the differences among the licensing deals in both the second quarter and the first half of 2018, as compared to the corresponding periods of 2017, illustrate the variety within our licensable technologies. In both the second quarter and first half of 2018, we generated more connectivity related revenues from Bluetooth and WiFi, and more handset baseband related revenues, as compared to more vision related deals which were recognized as revenues in both the second quarter and first half of 2017.

Licensing and related revenues accounted for 57% of our total revenues for both the second quarter and first half of 2018, as compared to 50% and 47% for the comparable periods of 2017. Overall, we encountered healthy demand for our products in the second quarter and first half of 2018. During the second quarter of 2018, we concluded nine new licensing deals. Four of the agreements were for CEVA DSP cores and platforms and NeuPro AI processor, and five were for CEVA connectivity IPs. Eight of the agreements were for non-handset baseband applications and three were with first-time customers of CEVA. Customers’ target markets for the licenses include advanced cameras, drones, smart speakers, smartphones, wireless headphones and IoT devices. Geographically, five of the deals signed were in China, one was in Europe and three were in the APAC region, including Japan. Our licensing business is progressing well with a solid pipeline, diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $7.5 million and $14.9 million for the second quarter and first half of 2018, respectively, representing a decrease of 27% and 32%, respectively, as compared to the corresponding periods in 2017. Royalty revenues accounted for 43% of our total revenues for both the second quarter and first half of 2018, as compared to 50% and 53% for the comparable periods of 2017. Our second quarter 2018 royalty revenue came in below expectations due to continued unexpected weakness with one of our large Chinese handset baseband customers. We now expect the weakness with this Chinese customer to continue for the rest of the year and have reduced our annual royalty expectations accordingly. Under ASC Topic 606, Revenue from Contracts with Customers, our royalty revenue represents actual or best estimates of customer shipments during the second quarter and first half of 2018. Revenues for the second quarter and first half of 2017 were reported under ASC Topic 605, the old revenue recognition standard, where royalty revenue was reported one quarter in arrears. Under ASC Topic 605, our second quarter and first half 2018 royalty revenue was $7.6 million and $17.5 million, respectively, representing a decrease of 26% and 20%, respectively, as compared to the corresponding periods in 2017. The decrease under ASC 605 was mainly due to stronger than anticipated weakness by one of our large Chinese handset baseband customer in the lower tier smartphone segment, partially offset by continued growth in shipments and revenue from our non-handset baseband customers, increasing 44% over second quarter 2017 actual shipments and reaching an all-time record high of 89 million devices.

We are encouraged by a new production ramp up and share gain of a flagship smartphone and the continued expansion of our non-handset baseband products. As a result, we expect royalties for the second half of the year to be both substantially stronger than the first half and deliver year-over-year growth with respect to the second half of 2018.

Our customers reported sales of 222 million and 418 million chipsets incorporating our technologies for the second quarter and first half of 2018, respectively, up 13% sequentially and down 11% from the second quarter 2017 actual shipments reported in the third quarter of 2017.

The five largest royalty-paying customers accounted for 83% and 84% of our total royalty revenues for the second quarter and first half of 2018, respectively, as compared to 91% and 90% for the comparable periods of 2017.

Geographic Revenue Analysis

	First Half 2018			First Half 2017			Second Quarter 2018		Second Quarter 2017
	(in millions, except percentages)
United States	$3.8		11%	$4.9		12%	$2.1	12%	$3.6		18%
Europe and Middle East (1)	$5.2		15%	$6.2		15%	$2.7	16%	$2.3		11%
Asia Pacific (2) (3) (4)	$26.1		74%	$30.8		73%	$12.7	72%	$14.7		71%
(1) Germany		*)	*)		*)	*)	$1.9	11%		*)	*)
(2) China	$12.9		37%	$15.8		38%	$6.8	39%	$6.1		30%
(3) S. Korea	$5.7		16%	$8.8		21%	$2.9	16%	$5.0		24%
(4) Japan	$5.1		15%		*)	*)	$2.5	14%	$2.7		13%

*)	Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.0 million and $4.0 million for the second quarter and first half of 2018, respectively, as compared to $1.6 million and $3.3 million for the comparable periods of 2017. Cost of revenues accounted for 11% of our total revenues for both the second quarter and first half of 2018, as compared to 8% for both the comparable periods of 2017. The increase for the second quarter of 2018 principally reflected higher salary and related costs and the amortization of intangible assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018. The increase for the first half of 2018 principally reflected higher salary and related costs, higher third party IP costs (associated with the NB-IoT product line) and the amortization of intangible assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018, partially offset by lower customization work for our licensees. Included in cost of revenues for the second quarter and first half of 2018 was a non-cash equity-based compensation expense of $168,000 and $325,000, respectively, as compared to $114,000 and $205,000 for the comparable periods of 2017.

Gross Margin

Gross margin for both the second quarter and first half of 2018 was 89%, as compared to 92% for the comparable periods of 2017. The decrease for both the second quarter and first half of 2018 mainly reflected lower royalty revenues.

Operating Expenses

Total operating expenses were $18.2 million and $36.7 million for the second quarter and first half of 2018, respectively, as compared to $16.8 million and $32.0 million for the comparable periods of 2017. The net increase in total operating expenses for both the second quarter and first half of 2018 principally reflected higher salary and employee related costs, mainly due to higher headcount and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, as well as higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”).

Research and Development Expenses, Net

Our research and development expenses, net, were $11.8 million and $23.9 million for the second quarter and first half of 2018, respectively, as compared to $10.5 million and $20.4 million for the comparable periods of 2017. The net increase for the second quarter of 2018 principally reflected higher salary and related employee costs, mainly due to higher headcount, higher project related expenses and higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA. The net increase for the first half of 2018 principally reflected higher salary and employee related costs, mainly due to higher headcount, higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS, as well as higher non-cash equity-based compensation expenses, partially offset by higher research grants received from the IIA. Included in research and development expenses for the second quarter and first half of 2018 were non-cash equity-based compensation expenses of $1,359,000 and $2,628,000, respectively, as compared to $972,000 and $1,843,000 for the comparable periods of 2017. Research and development expenses as a percentage of our total revenues were 68% for both the second quarter and first half of 2018, as compared to 51% and 49% for the comparable periods of 2017. The percentage increase for the comparable periods in 2018 as compared to 2017 is due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2018 and 2017, and due to lower total revenues for the comparable period in 2018 as compared to 2017.

The number of research and development personnel was 236 at June 30, 2018, compared to 219 at June 30, 2017.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.4 million and $6.6 million for the second quarter and first half of 2018, respectively, as compared to $3.4 million and $6.4 million for the comparable periods of 2017. The increase for the first half of 2018 primarily reflected higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2018 were non-cash equity-based compensation expenses of $423,000 and $877,000, respectively, as compared to $370,000 and $659,000 for the comparable periods of 2017. Sales and marketing expenses as a percentage of our total revenues were 19% for both the second quarter and first half of 2018, as compared to 17% and 15% for the comparable periods of 2017. The percentage increase for both the second quarter and first half of 2018 mainly reflected lower total revenues.

The total number of sales and marketing personnel was 34 at June 30, 2018, as compared to 35 at June 30, 2017.

General and Administrative Expenses

Our general and administrative expenses were $2.8 million and $5.8 million for the second quarter and first half of 2018, respectively, as compared to $2.6 million and $4.7 million for the comparable periods of 2017. The increase for both the second quarter and first half of 2018 primarily reflected higher salary and related employee costs, mainly due to salary raises and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2018 were non-cash equity-based compensation expenses of $895,000 and $1,786,000, respectively, as compared to $722,000 and $1,420,000 for the comparable periods of 2017. General and administrative expenses as a percentage of our total revenues were 16% and 17% for the second quarter and first half of 2018, respectively, as compared to 12% and 11% for the comparable periods of 2017. The percentage increase for the comparable periods in 2018 as compared to 2017 is due to the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars for the comparable periods of 2018 and 2017, and due to lower total revenues for the comparable period in 2018 as compared to 2017.

The number of general and administrative personnel was 30 at June 30, 2018, as compared to 25 at June 30, 2017.

Amortization of intangible assets

Our amortization charges were $0.1 million and $0.5 million for the second quarter and first half of 2018, respectively, as compared to $0.3 million and $0.6 million for the comparable periods of 2017. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of June 30, 2018, the net amount of intangible assets related to the acquisition of RivieraWaves was $1.3 million.

Financial Income, Net (in millions)

	First Half 2018	First Half 2017	Second Quarter 2018	Second Quarter 2017
Financial income, net	$1.70	$1.33	$0.78	$0.76
of which:
Interest income and gains and losses from marketable securities, net	$1.81	$1.41	$0.94	$0.78
Foreign exchange loss	$(0.11)	$(0.08)	$(0.16)	$(0.02)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2018 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.16 million and $0.11 million for the second quarter and first half of 2018, respectively, as compared to foreign exchange loss of $0.02 million and $0.08 million for the comparable periods of 2017.

Provision for Income Taxes

Our income tax expenses were $0.2 million and $0.4 million for the second quarter and first half of 2018, respectively, as compared to income tax benefit of $1.0 million and $0.2 million for the comparable periods of 2017. The increase for both the second quarter and first half of 2018 primarily reflected a tax benefit of $1.8 million recorded in the second quarter and first half of 2017 due to a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, offset by lower income before taxes on income. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first half of 2018, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first half of 2018. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first half of 2018. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had approximately $10.7 million in cash and cash equivalents, $32.5 million in short term bank deposits, $82.5 million in marketable securities, and $47.1 million in long term bank deposits, totaling $172.8 million, as compared to $183.3 million at December 31, 2017. The decrease for the first half of 2018 principally reflected a repurchase of 311,056 shares of common stock for an aggregate consideration of approximately $10.4 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $172.8 million, $134.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2018, we invested $25.2 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $23.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2018. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018.

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

Operating Activities

Cash provided by operating activities for the first half of 2018 was $3.8 million and consisted of net loss of $4.3 million, adjustments for non-cash items of $8.0 million, and changes in operating assets and liabilities of $0.1 million. Adjustments for non-cash items primarily consisted of $1.8 million of depreciation and amortization of intangible assets, $5.6 million of equity-based compensation expenses and $0.4 million of amortization of premiums on available-for-sale marketable securities. The changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $7.7 million, partially offset by an increase in prepaid expenses and other assets of $3.9 million, a decrease in deferred revenues of $1.7 million and a decrease in accrued payroll and related benefits of $1.3 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2018 was $5.4 million, compared to $17.7 million of net cash used by investing activities for the comparable period of 2017. We had a cash outflow of $13.8 million and a cash inflow of $12.7 million with respect to investments in marketable securities during the first half of 2018, as compared to a cash outflow of $27.8 million and a cash inflow of $16.1 million with respect to investments in marketable securities during the first half of 2017. For the first half of 2018, we had net investment of $0.3 million in bank deposits, as compared to net investment of $3.7 million in bank deposits for the comparable period of 2017. We had a cash outflow of $2.2 million and $2.3 million during the first half of 2018 and 2017, respectively, from purchase of property and equipment. For the first half of 2018, we had a cash outflow of $1.7 million from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash used in financing activities for the first half of 2018 was $9.4 million, as compared to $5.7 million of net cash provided by financing activities for the comparable period of 2017. The decrease is due to the use of cash for share repurchases and less proceeds received from the exercise of stock-based awards, both as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our Board of Directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first half of 2018, we repurchased 311,056 shares of common stock pursuant to our share repurchase program, at an average purchase price of $33.35 per share, for an aggregate purchase price of $10.4 million, which repurchases fully utilized the 2014 repurchase program approved by the Board. We did not repurchase any shares of common stock during the first half of 2017. As of June 30, 2018, we have 700,000 shares available for repurchase under our Board’s May 2018 authorization.

During the first half of 2018, we received $1.1 million from the exercise of stock-based awards, as compared to $5.7 million received for the comparable period of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $162,000 and $111,000 for the second quarter and first half of 2018, respectively, and a foreign exchange loss of $23,000 and $85,000 for the comparable periods of 2017.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2018, we recorded accumulated other comprehensive loss of $71,000 and $75,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2017, we recorded accumulated other comprehensive loss of $38,000 and $5,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2018, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $75,000, which will be recorded in the consolidated statements of income during the following five months. We recognized a net loss of $177,000 and $196,000 for the second quarter and first half of 2018, respectively, and a net gain of $42,000 and $188,000 for the comparable periods of 2017, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2018, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2018. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.94 million and $1.81 million for the second quarter and first half of 2018, respectively, as compared to $0.78 million and $1.41 million for the comparable periods of 2017. The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2018, reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Item  4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 1A. RISK FACTORS

This Form 10Q contains forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance ; (2) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (7) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

•

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Verisilicon, Arm Limited, Cadence, Digital Media Professionals (DMP), Imagination, Nvidia open source NVDLA, Cambricon and Graphcore; and

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

•

general political conditions, including global trade wars resulting from tariffs and business restrictions and bans imposed by government entities, including the well publicized ban associated with ZTE, as well as other regulatory actions and changes that may adversely affect the business environment; and

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 16% and 24% of our total revenues for the first half of 2018 and 2017, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first half of 2018, and collectively represented 76% of our total royalty revenues for the first half of 2018. Two royalty paying customers each represented 10% or more of our total royalty revenues for the first half of 2017, and collectively represented 76% of our total royalty revenues for the first half of 2017. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% of our total revenues for both the second quarter and first half of 2018. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 53% and 50% of our total revenues for the second quarter and first half of 2018, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 89% of our total revenues for the first half of 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Revenues from customers located in the Asia Pacific region account for a substantial portion of our total revenues. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenues. Therefore, any financial crisis, trade negotiations or disputes or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, the U.S. Department of Commerce’s Bureau of Industry and Security’s initial ban on exports of U.S. products to Chinese telecommunications OEM ZTE disrupted ZTE’s operations which caused a number of delays with our engagements with ZTE that we anticipate will reduce our revenues received from this customer in 2018. Actions of any nature with respect to such customers may reduce our revenues from them and adversely affect our business and financial results.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,702,000 for the first half of 2018. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in both 2018 and 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2017 as compared to prior years and may increase in 2018 as well.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $23.9 million for the first half of 2018. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2018 to April 30, 2018)	—	—	—	269,734
Month #2 (May 1, 2018 to May 31, 2018)	254,339	$33.24	254,339	715,395	(2)
Month #3 (June 1, 2018 to June 30, 2018)	15,395	$33.81	15,395	700,000
TOTAL	269,734	$33.28	269,734	700,000	(3)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014.

(2)	In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.
(3)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer

31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 9, 2018	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: August 9, 2018	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)