Form 10-Q
period 2018-09-30
CEVA INC
filed 2018-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,902,376 of common stock, $0.001 par value, as of November 2, 2018.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our belief that adoption of our signal processing platform and artificial intelligence processors beyond cellular baseband market continues to progress, and that our shipment data is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs;

•

Our belief that the growing market potential for voice assisted devices offers an additional growth segment for the company in voice-enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive;

•	Our belief that CEVA-ClearVox, plus our proven track record in audio/voice processing, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets;

•	Our belief that our CEVA-PentaG state-of-the-art 5G platform for mobile broadband puts us in a strong position to power 5G modems for handsets, fixed wireless and other UE use cases;

•	Our belief that our CEVA-PentaG is the most advanced cellular baseband IP in the industry today;

•

Our belief that, together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increases our overall addressable market which is expected to be 35 billion devices by 2020, as per ABI Research;

•

Our belief that our specialization and competitive edge in signal processing platforms for next generation long and short range wireless, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors;

•

Our belief that our computer vision processing IPs, and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, surveillance, consumer cameras, automotive ADAS and industrial IoT applications;

•	Per ABI Research, cameras equipped with vision processing are expected to exceed 2.7 billion units by 2018;

•	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years;

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

PART I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$9,212	$21,739
Short term bank deposits	31,561	34,432
Marketable securities	78,783	82,664
Trade receivables	7,577	14,480
Accrued revenues	16,456	2,014
Prepaid expenses and other current assets	5,904	3,747

Total current assets	149,493	159,076
Long term bank deposits	47,450	44,518
Severance pay fund	9,242	8,910
Deferred tax assets	4,727	3,643
Property and equipment, net	7,979	6,926
Goodwill	46,612	46,612
Intangible assets, net	3,004	1,742
Investments in other company	1,806	1,806
Other long-term assets	4,938	3,579

Total long-term assets	125,758	117,736

Total assets	$275,251	$276,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,000	$392
Deferred revenues	3,614	4,399
Accrued expenses and other payables	3,920	3,927
Accrued payroll and related benefits	12,529	14,077

Total current liabilities	21,063	22,795

Long term liabilities:
Accrued severance pay	9,800	9,347

Total long-term liabilities	9,800	9,347

Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at September 30, 2018 (unaudited) and December 31, 2017. 21,902,376 and 22,064,007 shares outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	22	22
Additional paid in-capital	221,248	217,417
Treasury stock at cost (1,692,784 and 1,531,153 shares of common stock at September 30, 2018 (unaudited) and December 31, 2017, respectively)	(36,168)	(26,056)
Accumulated other comprehensive loss	(1,284)	(586)
Retained earnings	60,570	53,873

Total stockholders’ equity	244,388	244,670

Total liabilities and stockholders’ equity	$275,251	$276,812

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Revenues:
Licensing and related revenue	$29,907	$33,893	$9,786	$14,021
Royalties	26,569	32,013	11,627	10,023

Total revenues	56,476	65,906	21,413	24,044
Cost of revenues	5,966	5,030	2,006	1,726

Gross profit	50,510	60,876	19,407	22,318
Operating expenses:
Research and development, net	35,756	30,413	11,897	10,031
Sales and marketing	9,302	9,422	2,727	3,057
General and administrative	8,193	7,388	2,406	2,711
Amortization of intangible assets	676	927	225	309

Total operating expenses	53,927	48,150	17,255	16,108

Operating income (loss)	(3,417)	12,726	2,152	6,210
Financial income, net	2,535	2,147	831	821

Income (loss) before taxes on income	(882)	14,873	2,983	7,031
Income taxes expense	847	1,008	440	1,181

Net income (loss)	$(1,729)	$13,865	$2,543	$5,850

Basic net income (loss) per share	$(0.08)	$0.64	$0.12	$0.27

Diluted net income (loss) per share	$(0.08)	$0.62	$0.11	$0.26

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,091	21,687	21,997	21,946

Diluted	22,091	22,480	22,428	22,683

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Net income (loss):	$(1,729)	$13,865	$2,543	$5,850
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(863)	322	16	96
Reclassification adjustments for (gains) losses included in net income	30	33	32	(7)

Net change	(833)	355	48	89

Cash flow hedges:
Changes in unrealized gains (losses)	(259)	180	21	(2)
Reclassification adjustments for (gains) losses included in net income	259	(186)	63	2

Net change	—	(6)	84	—

Other comprehensive income (loss) before tax	(833)	349	132	89
Income tax expense (benefit) related to components of other comprehensive income (loss)	(135)	53	(1)	12

Other comprehensive income (loss), net of taxes	(698)	296	133	77

Comprehensive income (loss)	$(2,427)	$14,161	$2,676	$5,927

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,729)	$13,865
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,914	1,447
Amortization of intangible assets	938	927
Equity-based compensation	8,083	6,346
Realized loss, net on sale of available-for-sale marketable securities	30	33
Amortization of premiums on available-for-sale marketable securities	609	907
Unrealized foreign exchange (gain) loss	141	(24)
Changes in operating assets and liabilities:
Trade receivables and accrued revenues	1,658	2,159
Prepaid expenses and other assets	(3,815)	(2,572)
Accrued interest on bank deposits	(643)	(3)
Deferred tax, net	(949)	(741)
Trade payables	557	(105)
Deferred revenues	(785)	(1,984)
Accrued expenses and other payables	(802)	416
Accrued payroll and related benefits	(1,329)	(1,532)
Income taxes payable	55	(1,501)
Accrued severance pay, net	149	60

Net cash provided by operating activities	4,082	17,698

Cash flows from investing activities:
Purchase of property and equipment	(2,913)	(3,340)
Purchase of intangible assets	(1,960)	—
Investment in bank deposits	(21,596)	(30,757)
Proceeds from bank deposits	22,065	27,050
Investment in available-for-sale marketable securities	(15,516)	(36,468)
Proceeds from maturity of available-for-sale marketable securities	10,122	8,086
Proceeds from sale of available-for-sale marketable securities	7,803	15,206

Net cash used in investing activities	(1,995)	(20,223)

Cash flows from financing activities:
Purchase of treasury stock	(16,742)	—
Proceeds from exercise of stock-based awards	2,249	6,898

Net cash provided by (used in) financing activities	(14,493)	6,898
Effect of exchange rate changes on cash and cash equivalents	(121)	157

Increase (decrease) in cash and cash equivalents	(12,527)	4,530
Cash and cash equivalents at the beginning of the period	21,739	18,401

Cash and cash equivalents at the end of the period	$9,212	$22,931

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes, net of refunds	$3,716	$3,934

Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$8,555	$—

Property and equipment purchases incurred but unpaid at period end	$54	$—

Intangible assets purchases incurred but unpaid at period end	$750	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs, including comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions (NB-IoT and Cat-M1), DSP and voice input algorithms and software for voice enabled devices, advanced imaging and computer vision, DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (Wi-Fi 4 (802.11n), Wi-Fi 5 (802.11ac) and Wi-Fi 6 (802.11ax) up to 4x4) .

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 1, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for changes associated with recent accounting standards for revenue recognition and financial instruments for the three and nine months ended September 30, 2018, as detailed below.

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

Changes in accounting policies as a result of adopting ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”

Beginning on January 1, 2018, the Company has followed the provisions of Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment is reviewed periodically to determine if there are changes resulting from observable price changes, and adjustments are recorded as necessary. During the first nine months of 2018, no adjustments were recorded as a result of changes in the observable price.

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

NOTE 3: REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASC 606 requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the prior guidance. The Company adopted ASC 606 on January 1, 2018 for all open contracts at the date of initial application, and applied the standard using modified retrospective approach, with the cumulative effect of applying ASC 606 recognized as an adjustment to the opening retained earnings balance. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to opening retained earnings of $8,555 as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to revenues for the three and nine months ended September 30, 2018 was an increase of $3,945 and $2,872, respectively, as a result of adopting ASC 606.

With respect to the Company’s licensing business, under ASC 606, certain deliverables may now be considered as distinct performance obligations separate from other performance obligations, and will be measured using the relative standalone selling price basis, and recognized as revenue accordingly. Nevertheless, the adoption of ASC 606 for licensing and related revenues did not have a significant impact on the Company’s financial statements. With respect to the Company’s royalty business, ASC 606 did not have a significant impact. Under the accounting standards in effect during prior periods, the Company recognized sales-based royalties as revenues during the quarter, which such royalties were reported by licensees, which reflected the licensees’ prior quarter sales and when all other revenue recognition criteria were met. Under ASC 606, the Company is required to estimate and recognize sales-based royalties during the period which the associated sales occur. Accordingly, the Company has an increase in accrued revenues of $10,787 in the statement of financial position.

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

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2018	2019	2020	2021
License and related revenues	$2,256	$6,730	$3,000	$1,500

In connection with the adoption of ASC 606, the Company is required to capitalize incremental costs that are related to sales during the period, consisting primarily of sales commissions earned when contracts are signed. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized $239 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows ASC 606’s practical expediency, and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation. For the three and nine months ended September 30, 2018, the amount of amortization was $0 and $120, respectively, and there was no impairment loss in relation to costs capitalized.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Nine months ended September 30, 2018 (unaudited)			Three months ended September 30, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$4,667	$1,420	$6,087	$1,483	$776	$2,259
Europe and Middle East	3,286	8,019	11,305	534	5,605	6,139
Asia Pacific	21,954	17,130	39,084	7,769	5,246	13,015

Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

Major product/service lines
DSP products (DSP cores and platforms)	$18,077	$24,241	$42,318	$4,652	$10,600	$15,252
Connectivity products (Bluetooth, Wi-Fi and SATA/SAS)	11,830	2,328	14,158	5,134	1,027	6,161

Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

Timing of revenue recognition
Products transferred at a point in time	$22,163	$26,569	$48,732	$6,878	$11,627	$18,505
Products and services transferred over time	7,744	—	7,744	2,908	—	2,908

Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

September 30, 2018 (unaudited)
Trade receivables	$7,577
Accrued revenues (short-term contract assets)	5,279
Accrued revenues (royalties)	11,177
Deferred revenues (short-term contract liabilities)	3,614

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

During the three and nine months ended September 30, 2018, the Company recognized $253 and $3,676, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income and balance sheets was as follows:

	Nine months ended September 30, 2018 (unaudited)			Three months ended September 30, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Revenues:
Licensing and related revenue	$29,907	$28,730	$1,177	$9,786	$10,131	$(345)
Royalties	26,569	24,874	1,695	11,627	7,337	4,290

Total revenues	56,476	53,604	2,872	21,413	17,468	3,945

Cost of revenues	5,966	5,966	—	2,006	2,006	—

Gross profit	50,510	47,638	2,872	19,407	15,462	3,945

Operating expenses:
Sales and marketing	9,302	9,186	116	2,727	2,729	(2)
Other operating expenses	44,625	44,625	—	14,528	14,528	—

Total operating expenses	53,927	53,811	116	17,255	17,257	(2)

Operating income (loss)	(3,417)	(6,173)	2,756	2,152	(1,795)	3,947
Financial income, net	2,535	2,535	—	831	831	—

Income (loss) before taxes on income	(882)	(3,638)	2,756	2,983	(964)	3,947
Income taxes expenses (benefit)	847	657	190	440	(112)	552

Net income (loss)	$(1,729)	$(4,295)	$2,566	$2,543	$(852)	$3,395

Basic net income (loss) per share	$(0.08)	$(0.19)	$0.12	$0.12	$(0.04)	$0.15

Diluted net income (loss) per share	$(0.08)	$(0.19)	$0.12	$0.11	$(0.04)	$0.15

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	September 30, 2018 (unaudited)
	As reported	Balance without adopting ASC 606	Effect of change higher/(lower)
Assets:
Trade receivables	$7,577	$6,718	$859
Accrued revenues	$16,456	$5,269	$11,187
Prepaid expenses and other current assets	$5,904	$6,856	$(952)
Liabilities:
Deferred revenues	$3,614	$3,641	$(27)
Stockholders’ Equity:
Retained earnings	$60,570	$49,449	$11,121

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

NOTE 4: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2018 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$8,538	$—	$(49)	$8,489

	8,538	—	(49)	8,489
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(11)	490
Corporate bonds	70,508	1	(1,452)	69,057

	71,756	1	(1,463)	70,294
Total	$80,294	$1	$(1,512)	$78,783

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	December 31, 2017 (Audited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,803	$3	$(12)	$11,794

	11,803	3	(12)	11,794
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(6)	495
Corporate bonds	70,291	14	(677)	69,628

	71,539	14	(683)	70,870
Total	$83,342	$17	$(695)	$82,664

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2018 (unaudited)	$40,918	$(615)	$36,817	$(897)
As of December 31, 2017	$49,921	$(411)	$22,960	$(284)

As of September 30, 2018 and December 31, 2017, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Gross realized gains from sale of available-for-sale marketable securities	$4	$14	$—	$8
Gross realized losses from sale of available-for-sale marketable securities	$(34)	$(47)	$(32)	$(1)

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company measures its marketable securities at fair value. Marketable securities are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	September 30, 2018 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	490	—	490	—
Corporate bonds	77,546	—	77,546	—

Description	December 31, 2017	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	495	—	495	—
Corporate bonds	81,422	—	81,422	—

NOTE 6: INTANGIBLE ASSETS, NET

		Nine months ended September 30, 2018			Year ended December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets –amortizable:
Customer relationships	4.5	$272	$257	$15	$272	$211	$61
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	4,745	1,051	5,796	4,115	1,681
NB-IoT technologies (*)	7.0	2,200	262	1,938	—	—	—

Total intangible assets		$8,361	$5,357	$3,004	$6,161	$4,419	$1,742

(*)

During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which $600 has not been received. Of the $2,200, $750 has not resulted in cash outflows as of September 30, 2018. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income.

Future estimated annual amortization charges are as follows:

2018	304
2019	1,155
2020	314
2021	314
2022	314
2023	314
2024	289

$3,004

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a. Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,			Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)		2018 (unaudited)		2017 (unaudited)
Revenues based on customer location:
United States	$6,087	$6,162		$2,259		$1,237
Europe and Middle East (1)	11,305	7,451		6,139		1,267
Asia Pacific (2) (3) (4)	39,084	52,293		13,015		21,540

	$56,476	$65,906		$21,413		$24,044

(1) Germany	$8,582	*	)	$5,600		*	)
(2) China	$23,127	$31,008		$10,192		$15,188
(3) S. Korea	$7,152	$13,852		*	)	$5,076
(4) Japan	$6,116	*	)	*	)	*	)

*)	Less than 10%

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30			Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)		2018 (unaudited)		2017 (unaudited)
Customer A	16%	22%		16%		20%
Customer B	12%	17%		*	)	18%
Customer C	16%	*	)	26%		* )
Customer D	* )	*	)	*	)	12%
Customer E	* )	*	)	*	)	21%

*)	Less than 10%

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Numerator:
Net income (loss)	$(1,729)	$13,865	$2,543	$5,850

Denominator (in thousands):
Basic weighted-average common stock outstanding	22,091	21,687	21,997	21,946
Effect of stock -based awards	—	793	431	737

Diluted weighted average common stock outstanding	22,091	22,480	22,428	22,683

Basic net income (loss) per share	$(0.08)	$0.64	$0.12	$0.27

Diluted net income (loss) per share	$(0.08	$0.62	$0.11	$0.26

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 136,113 shares for the three months ended September 30, 2018. The total number of shares related to the outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,273,610 for the nine months ended September 30, 2018. The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 0 and 39,856 shares for the three and nine months ended September 30, 2017, respectively.

NOTE 9: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SARs activities and related information for the nine months ended September 30, 2018, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2017	729,017	$19.77	5.2	$19,229
Granted	—	—
Exercised	(19,474)	16.22
Forfeited or expired	(2,128)	20.50

Outstanding as of September 30, 2018 (2)	707,415	$19.87	4.5	$6,447

Exercisable as of September 30, 2018 (3)	610,731	$18.96	4.2	$6,089

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 645,874 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 553,861 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2018, there was $224 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.2 years.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. Until the end of 2017, RSUs granted to non-employee directors would generally vest in full on the first anniversary of the grant date. Starting in 2018, RSUs granted to non-employee directors would generally vest in two equal annual installments starting on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2018, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	560,616	$29.31
Granted	304,496	34.83
Vested	(268,052)	27.73
Forfeited or expired	(30,865)	35.46

Unvested as of September 30, 2018	566,195	$32.70

As of September 30, 2018, there was $13,278 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income:

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Cost of revenue	$480	$330	$155	$125
Research and development, net	3,874	2,834	1,246	991
Sales and marketing	1,246	1,040	369	381
General and administrative	2,483	2,142	697	722

Total equity-based compensation expense	$8,083	$6,346	$2,467	$2,219

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	35%-42%	28%-46%	38%	28%-43%
Risk-free interest rate	0.7%-2.2%	0.5%-1.1%	2.2%	0.6%-1.1%
Contractual term of up to	24 months	24 months	24 months	24 months

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2018 and December 31, 2017, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,250 and $0, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30,	December 31,
	2018 (Unaudited)	2017 (Audited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$11	$—

Total	$11	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$—

Total	$11	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(128)	$88	$(2)	$1
Foreign exchange forward contracts	(131)	92	23	(3)

	$(259)	$180	$21	$(2)

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$117	$(88)	$20	$(1)
Foreign exchange forward contracts	142	(98)	43	3

	$259	$(186)	$63	$2

The Company recorded in cost of revenues and operating expenses a net loss of $63 and $259 during the three and nine months ended September 30, 2018, respectively, and a net loss of $2 and a net gain of $186 for the comparable periods of 2017, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2018 (unaudited)			Three months ended September 30, 2018 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(586)	$—	$(586)	$(1,342)	$(75)	$(1,417)
Other comprehensive income (loss) before reclassifications	(726)	(232)	(958)	28	18	46
Amounts reclassified from accumulated other comprehensive income (loss)	28	232	260	30	57	87

Net current period other comprehensive income (loss)	(698)	—	(698)	58	75	133

Ending balance	$(1,284)	$—	$(1,284)	$(1,284)	$—	$(1,284)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30, 2017 (unaudited)			Three months ended September 30, 2017 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(502)	$5	$(497)	$(278)	$—	$(278)
Other comprehensive income (loss) before reclassifications	277	161	438	82	(3)	79
Amounts reclassified from accumulated other comprehensive income (loss)	24	(166)	(142)	(5)	3	(2)

Net current period other comprehensive income (loss)	301	(5)	296	77	—	77

Ending balance	$(201)	$—	$(201)	$(201)	$—	$(201)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income
	Nine months ended September 30,		Three months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(5)	$4	$(1)	$—	Cost of revenues
	(225)	160	(55)	(2)	Research and development
	(10)	10	(3)	—	Sales and marketing
	(19)	12	(4)	—	General and administrative

	(259)	186	(63)	(2)	Total, before income taxes
	(27)	20	(6)	1	Income tax expense (benefit)

	(232)	166	(57)	(3)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(30)	(33)	(32)	7	Financial income (loss), net
	(2)	(9)	(2)	2	Income tax benefit

	(28)	(24)	(30)	5	Total, net of income taxes
	$(260)	$142	$(87)	$2	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: SHARE REPURCHASE PROGRAM

In May 2018, the Company’s Board of Directors authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

During the third quarter of 2018, the Company repurchased 216,156 shares of common stock at an average purchase price of $29.18 per share for an aggregate purchase price of $6,308. During the first nine months ended September 30, 2018, the Company repurchased 527,212 shares of common stock at an average purchase price of $31.76 per share for an aggregate purchase price of $16,742. The Company did not repurchase any shares of its common stock during the third quarter and first nine months of 2017. As of September 30, 2018, 483,844 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements—Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is in the process of evaluating this guidance to determine the impact the adoption will have on its financial statements and related disclosures.

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

Our ultra-low-power hardware and software IPs address many of the most complex technologies for imaging and computer vision, neural networks, sound and long- and short-range wireless. Our portfolio includes comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions, DSP and voice input algorithms and software for voice-enabled devices, advanced imaging and computer vision DSP platforms for any camera-enabled device, and a family of self-contained AI processors that address a wide range of applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (Wi-Fi 4 (802.11n), Wi-Fi 5 (802.11ac) and Wi-Fi 6 (802.11ax) up to 4x4).

Our technologies are licensed to leading semiconductor and original equipment manufacturer (OEM) companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell to wireless, consumer, automotive and IoT companies. We believe that our licensing business is progressing well with strong interest, diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 9 billion chips to date for a wide range of diverse end markets. One in three to four handsets sold worldwide is powered by CEVA.

Our signal processing platforms power many of the world’s leading handset OEMs, including a tier-one U.S. brand, ASUS, Coolpad, HTC, Intex, Jio, Karbonn, Lava, Lenovo, LG, Meitu, Meizu, Micromax, OPPO, Samsung, Vivo, Xiaomi and hundreds of local handset manufacturers in China and India.

Moreover, we believe the adoption of our signal processing platforms and AI processors beyond cellular baseband market continues to progress. As a testament to this trend, during the third quarter of 2018, we concluded 13 licensing deals, all of which are for non-cellular baseband applications, nine of which are for our short range wireless IPs targeting the vast IoT market. Moreover, based on shipment data or our best estimates of the shipment data for the third quarter of 2018, shipments of CEVA-powered non-cellular baseband products reached an all-time quarterly record of 98 million units. This is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

We believe the following key elements represent significant growth drivers for the company:

•

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. In particular, in LTE smartphone markets, we continue to maintain a strong presence and during the third quarter of 2018, our customers shipped approximately 79 million LTE units, up 25% sequentially. This growth was primarily driven by the wide adoption of our advanced DSPs at the world’s most successful smartphone OEM in its new flagship models.

•

The royalty we derive from high end smartphones is higher on average than that of mid and low tier smartphones due to more DSP content in high end premier smartphones that bear a higher royalty ASP. As a result, in the third quarter of 2018, we benefitted from an ASP uplift in LTE-based modems due to the wide adoption of our technology in a series of high end flagship smartphones that were launched. Looking ahead, our CEVA-PentaG state-of-the-art 5G platform for mobile broadband puts us in a strong position to power 5G modems for handsets, fixed wireless and other UE use cases. Incorporating a range of DSPs and processors, including an AI processor dedicated to improving 5G processing efficiency, we believe our CEVA-PentaG is the most advanced cellular baseband IP in the industry today.

•

Our specialization and competitive edge in signal processing platforms for next generation long and short range wireless such as 5G, NB-IoT, Wi-Fi 5 (802.11ac) and Wi-Fi 6 (802.11ax) technologies, and the inherent low cost, power and performance balance of our designs, put us in a strong position to simultaneously capitalize on mass market adoption of such technologies and address multiple markets and product sectors, including handsets, fixed wireless access, macro base stations, remote radio heads, cellular backhaul, small cells, Wi-Fi routers and a variety of machine type communications such as connected cars, smart cities and industrial markets.

•

Together with our presence in the handset baseband market, our Bluetooth and Wi-Fi IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. Our addressable market size is expected to be 35 billion devices by 2020, per data from ABI Research. Already, shipments of products incorporating our Bluetooth IP are sizeable, with more than 212 million CEVA-powered Bluetooth chips shipped in the first nine months of 2018, more than the amount that was shipped for the full year 2017.

•

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including mobile, automotive and consumer devices, offers an additional growth segment for the company in voice-enabled devices such as smartphones, headsets, earbuds, smart speakers, smart home and automotive. To better address this market, we recently introduced CEVA-ClearVox, a new voice input software and algorithm, that is offered in conjunction with our audio/voice DSPs. CEVA-ClearVox, plus our proven track record in audio/voice processing with more than 6 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

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

•

Beyond vision, neural networks are increasingly being deployed for a wide range of markets in order to make devices “smarter.” These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we recently announced CEVA-NeuPro™—a family of AI processors for deep learning at the edge. These self-contained AI processors are the first non-DSP processors ever developed by CEVA and bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years. During the first nine months of 2018, we signed three leading customers for our CEVA-NeuPro AI processors targeting the ADAS, surveillance, and consumer camera markets.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $21.4 and $56.5 million for the third quarter and first nine months of 2018, respectively, representing a decrease of 11% and 14%, respectively, as compared to the corresponding periods in 2017. For the third quarter of 2018, the decrease is due to lower licensing and related revenue in comparison to unusually high revenue levels reached in the third quarter of 2017. For the first nine months of 2018, the decrease is due to the reasons explained below for decreases in both licensing and related revenue and royalty revenue.

Five largest customers accounted for 64% and 53% of our total revenues for the third quarter and first nine months of 2018, respectively, as compared to 75% and 59% for the comparable periods in 2017. Two customers accounted for 26% and 16% of our total revenues for the third quarter of 2018, as compared to four customers that accounted for 21%, 20%, 18% and 12% of our total revenues for the third quarter of 2017. Three customers accounted for 16%, 16% and 12% of our total revenues for the first nine months of 2018, as compared to two customers that accounted for 22% and 17% of our total revenues for the first nine months of 2017. Sales to Spreadtrum represented 16% of our total revenues for both the third quarter and first nine months of 2018, as compared to 20% and 22% for the comparable period in 2017. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2018, and collectively represented 80% and 77% of our total royalty revenues for the third quarter and first nine months of 2018, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2017, and collectively represented 68% and 74% of our total royalty revenues for the third quarter and first nine months of 2017, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine months 2018	Nine months 2017	Third Quarter 2018	Third Quarter 2017
DSP products (DSP cores and platforms):
Baseband for handset and other devices	58%	63%	62%	73%
Other non-baseband (AI, audio/sound, imaging and vision)	17%	24%	9%	16%
Connectivity products (Bluetooth, WiFi and SATA/SAS)	25%	13%	29%	11%

We expect to continue to generate a significant portion of our revenues for 2018 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $9.8 million and $29.9 million for the third quarter and first nine months of 2018, respectively, representing a decrease of 30% and 12%, respectively, as compared to the corresponding periods in 2017, primarily resulting from a decrease in the base station related licensing deals due to the timing and introduction of newer industry standards, as well as a decrease in our vision portfolio licensing deals. The decrease was offset by higher licensing and related revenue we generated for our short range connectivity and cellular technologies with more adoption of the newer BT5 standard, especially revenues associated within the IoT market for both periods, as well as higher revenues from our traditional handset baseband market for the first nine months of 2018.

Licensing and related revenues accounted for 46% and 53% of our total revenues for the third quarter and first nine months of 2018, respectively, as compared to 58% and 51% for the comparable periods of 2017. Overall, we perceive a healthy demand for our products in the third quarter and first nine months of 2018. During the third quarter of 2018, we concluded thirteen new licensing deals. Four of the agreements were for CEVA DSP cores and platforms, and nine were for CEVA connectivity IPs. All of the agreements were for non-handset baseband applications and four were with first-time customers of CEVA. Customers’ target markets for the licenses include ADAS, consumer and industrial IoT connectivity, and wireless audio. Geographically, nine of the deals signed were in China, one was in the U.S. and three were in the APAC region, including Japan. Our licensing business is progressing well with a solid pipeline, diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $11.6 million and $26.6 million for the third quarter and first nine months of 2018, respectively, representing an increase of 16% and a decrease of 17%, respectively, as compared to the corresponding periods in 2017. Royalty revenues accounted for 54% and 47% of our total revenues for the third quarter and first nine months of 2018, respectively, as compared to 42% and 49% for the comparable periods of 2017. Our third quarter 2018 royalty revenue came in significantly higher than the first two quarters of the year. The decrease in royalty revenue for the first nine months of 2018 compared to 2017 is mainly due to weakness of one of our large Chinese handset baseband customer in the lower tier smartphone segment partially offset by higher non-handset baseband royalty revenue growth. The wide deployment of our advanced DSP technologies within the latest generation of the world’s most successful smartphone, and the continued growth of shipments from our non-handset baseband customers were the main catalysts for the 56% sequential royalty revenue growth. Under ASC Topic 606, Revenue from Contracts with Customers, our royalty revenue represents actual or best estimates of customer shipments during the third quarter and first nine months of 2018. Revenues for the third quarter and first nine months of 2017 were reported under ASC Topic 605, the old revenue recognition standard, where royalty revenue was reported one quarter in arrears. Under ASC Topic 605, our third quarter and first nine months of 2018 royalty revenue was $7.3 million and $24.9 million, respectively, representing a decrease of 27% and 22%, respectively, as compared to the corresponding periods in 2017. The decrease in royalty revenues as determined under ASC 605 for the comparable periods was mainly due to greater than anticipated weakness of one of our large Chinese handset baseband customer in the lower tier smartphone segment.

Our customers reported sales of 263 million and 681 million chipsets incorporating our technologies for the third quarter and first nine months of 2018, respectively, a decrease of 8% and 15%, respectively, from the corresponding periods in 2017 for actual shipments reported. The decrease for both the third quarter and first nine months of 2018 is mainly due to a stronger than anticipated weakness of one of our large Chinese handset baseband customer in the lower tier smartphone segment, partially offset by the adoption of our technologies in the latest generation of the world’s most successful smartphone, and from continued growth in shipments and revenue from our non-handset baseband customers, increasing 22% over third quarter 2017 actual shipments and reaching a new all-time record high of 98 million devices.

The five largest royalty-paying customers accounted for 91% and 87% of our total royalty revenues for the third quarter and first nine months of 2018, respectively, as compared to 87% and 89% for the comparable periods of 2017.

Geographic Revenue Analysis

	Nine months 2018		Nine months 2017					Third Quarter 2018			Third Quarter 2017
								(in millions, except percentages)
United States	$6.1	11%	$6.1		10%	$2.3		10%	$1.2		5%
Europe and Middle East (1)	$11.3	20%	$7.5		11%	$6.1		29%	$1.3		5%
Asia Pacific (2) (3) (4)	$39.1	69%	$52.3		79%	$13.0		61%	$21.5		90%
(1) Germany	$8.6	15%	*	)	* )	$5.6		26%	*	)	* )
(2) China	$23.1	41%	$31.0		47%	$10.2		48%	$15.2		63%
(3) S. Korea	$7.2	13%	$13.9		21%	*	)	* )	$5.1		21%
(4) Japan	$6.1	11%	*	)	* )	*	)	* )	*	)	* )

*)	Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.0 million and $6.0 million for the third quarter and first nine months of 2018, respectively, as compared to $1.7 million and $5.0 million for the comparable periods of 2017. Cost of revenues accounted for 9% and 11% of our total revenues for the third quarter and first nine months of 2018, respectively, as compared to 7% and 8% for the comparable periods of 2017. The increase for the third quarter of 2018 principally reflected higher salary and related costs, and third party IP costs (associated with the NB-IoT product line), partially offset by lower payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”). The increase for the first nine months of 2018 principally reflected higher salary and related costs, higher third party IP costs (associated with the NB-IoT product line) and the amortization of intangible assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018, partially offset by lower payments to the IIA. Included in cost of revenues for the third quarter and first nine months of 2018 was a non-cash equity-based compensation expense of $155,000 and $480,000, respectively, as compared to $125,000 and $330,000 for the comparable periods of 2017.

Gross Margin

Gross margin for the third quarter and first nine months of 2018 was 91% and 89%, respectively, as compared to 93% and 92% for the comparable periods of 2017. The decrease for both the third quarter and first nine months of 2018 mainly reflected lower revenues.

Operating Expenses

Total operating expenses were $17.3 million and $53.9 million for the third quarter and first nine months of 2018, respectively, as compared to $16.1 million and $48.2 million for the comparable periods of 2017. The net increase in total operating expenses for the third quarter of 2018 principally reflected lower research grants received from the IIA. The net increase in total operating expenses for the first nine months of 2018 principally reflected higher salary and employee related costs, mainly due to higher headcount and non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $11.9 million and $35.8 million for the third quarter and first nine months of 2018, respectively, as compared to $10.0 million and $30.4 million for the comparable periods of 2017. The net increase for the third quarter of 2018 principally reflected lower research grants received from the IIA. The net increase for the first nine months of 2018 principally reflected higher salary and employee related costs, mainly due to higher headcount and non-cash equity-based compensation expenses. Included in research and development expenses for the third quarter and first nine months of 2018 were non-cash equity-based compensation expenses of $1,246,000 and $3,874,000, respectively, as compared to $991,000 and $2,834,000 for the comparable periods of 2017. Research and development expenses as a percentage of our total revenues were 56% and 63% for the third quarter and first nine months of 2018, as compared to 42% and 46% for the comparable periods of 2017. The percentage increase for the comparable periods in 2018 as compared to 2017 is due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2018 and 2017, and due to lower total revenues for the comparable periods in 2018 as compared to 2017.

The number of research and development personnel was 240 at September 30, 2018, compared to 224 at September 30, 2017.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.7 million and $9.3 million for the third quarter and first nine months of 2018, respectively, as compared to $3.1 million and $9.4 million for the comparable periods of 2017. The decrease for the third quarter of 2018 primarily reflected lower salary and employee related costs. The decrease for the first nine months of 2018 primarily reflected lower salary and employee related costs, partially offset by higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2018 were non-cash equity-based compensation expenses of $369,000 and $1,246,000, respectively, as compared to $381,000 and $1,040,000 for the comparable periods of 2017. Sales and marketing expenses as a percentage of our total revenues were 13% and 16% for the third quarter and first nine months of 2018, respectively, as compared to 13% and 14% for the comparable periods of 2017. The percentage increase for the first nine months of 2018 mainly reflected lower total revenues.

The total number of sales and marketing personnel was 33 at September 30, 2018, as compared to 34 at September 30, 2017.

General and Administrative Expenses

Our general and administrative expenses were $2.4 million and $8.2 million for the third quarter and first nine months of 2018, respectively, as compared to $2.7 million and $7.4 million for the comparable periods of 2017. The decrease for the third quarter of 2018 primarily reflected lower professional service fees. The increase for the first nine months of 2018 principally reflected higher salary and related employee costs, mainly due to salary raise, and higher non-cash equity-based compensation expenses, partially offset by lower professional service fees. Included in general and administrative expenses for the third quarter and first nine months of 2018 were non-cash equity-based compensation expenses of $697,000 and $2,483,000, respectively, as compared to $722,000 and $2,142,000 for the comparable periods of 2017. General and administrative expenses as a percentage of our total revenues were 11% and 15% for the third quarter and first nine months of 2018, respectively, as compared to 11% for both comparable periods of 2017. The percentage increase for the first nine months of 2018 is due to the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars, and due to lower total revenues for the comparable period in 2018 as compared to 2017.

The number of general and administrative personnel was 30 at September 30, 2018, as compared to 26 at September 30, 2017.

Amortization of intangible assets

Our amortization charges were $0.2 million and $0.7 million for the third quarter and first nine months of 2018, respectively, as compared to $0.3 million and $0.9 million for the comparable periods of 2017. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of September 30, 2018, the net amount of intangible assets related to the acquisition of RivieraWaves was $1.0 million.

Financial Income, Net (in millions)

	Nine months 2018	Nine months 2017	Third Quarter 2018	Third Quarter 2017
Financial income, net	$2.53	$2.15	$0.83	$0.82
of which:
Interest income and gains and losses from marketable securities, net	$2.73	$2.20	$0.92	$0.79
Foreign exchange income (loss)	$(0.20)	$(0.05)	$(0.09)	$0.03

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2018 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held. The increase in interest income and gains, and losses from marketable securities, net, during the first nine months of 2018 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.09 million and $0.20 million for the third quarter and first nine months of 2018, respectively, as compared to foreign exchange gain of $0.03 million and a foreign exchange loss of $0.05 million for the comparable periods of 2017.

Provision for Income Taxes

Our income tax expenses were $0.4 million and $0.8 million for the third quarter and first nine months of 2018, respectively, as compared to $1.2 million and $1.0 million for the comparable periods of 2017. The decrease for the third quarter of 2018 primarily reflected lower income before taxes on income. The decrease for the first nine months of 2018 primarily reflected lower income before taxes on income, offset by a tax benefit of $1.8 million recorded in the first nine months of 2017 due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 33.3% tax rate on its profits.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first nine months of 2018, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first nine months of 2018. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first nine months of 2018. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had approximately $9.2 million in cash and cash equivalents, $31.6 million in short term bank deposits, $78.8 million in marketable securities, and $47.4 million in long term bank deposits, totaling $167.0 million, as compared to $183.3 million at December 31, 2017. The decrease for the first nine months of 2018 principally reflected a repurchase of 527,212 shares of common stock for an aggregate consideration of approximately $16.7 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $167.0 million, $133.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2018, we invested $37.1 million of cash in bank deposits and marketable securities with maturities up to 54 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $40.0 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2018. For more information about our marketable securities, see Notes 4 to the attached Notes to the Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2018 was $4.1 million and consisted of net loss of $1.7 million, adjustments for non-cash items of $11.7 million, and changes in operating assets and liabilities of $5.9 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization of intangible assets, $8.0 million of equity-based compensation expenses and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $3.8 million (mainly as a result of an increase in French research tax credits which is generally refunded every three years, and an increase in withholding tax assets which can be utilized in the fourth quarter of 2018 and in future years), an increase in accrued interest on bank deposits of $0.6 million, an increase in deferred taxes, net of $0.9 million, a decrease in deferred revenues of $0.8 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $1.3 million, partially offset by a decrease in trade receivables and accrued revenues of $1.7 million and an increase in trade payables of $0.6 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2018 was $2.0 million, compared to $20.2 million of net cash used in investing activities for the comparable period of 2017. We had a cash outflow of $15.5 million and a cash inflow of $17.9 million with respect to investments in marketable securities during the first nine months of 2018, as compared to a cash outflow of $36.5 million and a cash inflow of $23.3 million with respect to investments in marketable securities during the first nine months of 2017. For the first nine months of 2018, we had net proceeds of $0.5 million from bank deposits, as compared to net investment of $3.7 million in bank deposits for the comparable period of 2017. We had a cash outflow of $2.9 million and $3.3 million during the first nine months of 2018 and 2017, respectively, from purchase of property and equipment. For the first nine months of 2018, we had a cash outflow of $2.0 million from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash used in financing activities for the first nine months of 2018 was $14.5 million, as compared to $6.9 million of net cash provided by financing activities for the comparable period of 2017. The decrease is due to the use of cash for share repurchases and less proceeds received from the exercise of stock-based awards, both as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first nine months of 2018, we repurchased 527,212 shares of common stock pursuant to our share repurchase program, at an average purchase price of $31.76 per share, for an aggregate purchase price of $16.7 million. We did not repurchase any shares of common stock during the first nine months of 2017. As of September 30, 2018, we have 483,844 shares available for repurchase.

During the first nine months of 2018, we received $2.2 million from the exercise of stock-based awards, as compared to $6.9 million received for the comparable period of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $88,000 and $199,000 for the third quarter and first nine months of 2018, respectively, and a foreign exchange gain of $32,000 and a foreign exchange loss of $53,000 for the comparable periods of 2017.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2018, we recorded accumulated other comprehensive gain of $75,000 and $0, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2017, we recorded accumulated other comprehensive loss of $0 and $5,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2018, we had no other comprehensive gain/ (loss) from our forward and option contracts. We recognized a net loss of $63,000 and $259,000 for the third quarter and first nine months of 2018, respectively, and a net loss of $2,000 and a net gain of $186,000 for the comparable periods of 2017, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2018, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2018. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.92 million and $2.73 million for the third quarter and first nine months of 2018, respectively, as compared to $0.79 million and $2.20 million for the comparable periods of 2017. The increase in interest income and gains and losses from marketable securities, net, during the third quarter of 2018 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held. The increase in interest income and gains, and losses from marketable securities, net, during the first nine months of 2018 principally reflected higher combined cash, bank deposits and marketable securities balances held and higher yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance ; (2) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government and European Union are reduced or withheld;” (7) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.” In addition, we added a new Risk Factor below entitled: “New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.”

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

•

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Cadence, Cambricon, Digital Media Professionals (DMP), Graphcore, Imagination Technologies, Nvidia open source NVDLA and Verisilicon; and

•	we compete in the audio and voice applications market with Arm Limited, Cadence, Synopsys, and Verisilicon.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 16% and 22% of our total revenues for the first nine months of 2018 and 2017, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2018, and collectively represented 77% of our total royalty revenues for the first nine months of 2018. Two royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2017, and collectively represented 74% of our total royalty revenues for the first nine months of 2017. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 54% and 47% of our total revenues for the third quarter and first nine months of 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Our total revenues derived solely from baseband for handset and for other devices represented 62% and 58% of our total revenues for the third quarter and first nine months of 2018, respectively. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 89% of our total revenues for the first nine months of 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

General trade tensions between the U.S. and China have been escalating in 2018. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,829,000 for the first nine months of 2018. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in both 2018 and 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2017 as compared to prior years and may increase in 2018 as well.

Recently enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. The reforms are complex, and it will take some time to assess the implications thoroughly. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Cuts and Jobs Act includes a one-time tax on cumulative retained earnings of U.S.-owned foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years. These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate has been undertaken by us, which will be updated over the coming weeks and months as we work through these complex changes with our advisors. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from the estimates we previously provided due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes. Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $35.8 million for the first nine months of 2018. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2018 to July 31, 2018)				700, 000
Month #2 (August 1, 2018 to August 31, 2018)	148,719	$29.10	148,719	551, 281
Month #3 (September 1, 2018 to September 30, 2018)	67,437	$29.35	67,437	483,844
TOTAL	216,156	$29.18	216,156	483,844	(2)

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

CEVA, INC.

Date: November 9, 2018	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 9, 2018	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)