Form 10-Q
period 2019-03-31
CEVA INC
filed 2019-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 000-49842

CEVA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1174 Castro Street, Suite 210, Mountain View, California	94040
(Address of Principal Executive Offices)	(Zip Code)

(650) 417-7900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 per share	CEVA	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,974,220 of common stock, $0.001 par value, as of May 2, 2019.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●

Our forecast that in 2022, our licensing revenue will have grown approximately 10% to 20% from current levels, our royalty revenue will be approximately two times the current levels and our non GAAP net income will be approximately three times the current levels;

●

Our belief that the adoption of our new connectivity technologies and smart sensing products beyond our incumbency in the handset baseband market continues to progress, and that our shipment data is indicative of the continued traction our non-handset baseband customers are gaining with our signal processing IPs;

●

Our belief that a licensing deal with a major automotive OEM for our NeuPro AI processor, to be incorporated into a autonomous car platform targeting production start in 2024, is transformational for us and positions us as a leader in AI and computer vision processing in level 3 and above autonomous driving;

●	Our belief that the growing market potential for voice assisted smart devices offers an additional growth segment for the company for its voice hardware and software technologies in smartphones, wireless earbuds, smart speakers, smart home and automotive;

●	Our belief that our WhisPro speech recognition technology and ClearVox software put us in a strong position to power audio and voice roadmaps for emerging voice assisted smart devices;

●

Our belief that our advanced DSPs and 5G platform for mobile broadband put us in a strong position to power  5G baseband for base station, smartphones, fixed wireless and a range of machine to machine usage models and markets such as cars, smart cities and industrial products;

●	Per Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022;

●	Our belief that our CEVA-PentaG is the most advanced cellular baseband IP platform in the industry today;

●

Our belief that our Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increases our overall addressable market which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Report;

●

Our specialization and competitive edge in signal processing platforms put us in a strong position to capitalize on the buildup of 5G NR infrastructure both front haul and back haul including macro cell base station, small cells base station, remote radio head, wireless back haul, fixed wireless access;

●

Our belief that our computer vision DSP and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications;

●	Our belief that our newly announced NeuPro™, a family of AI processors for deep learning inference at the edge represents new licensing and royalty drivers for the company;

●

Our belief that royalty revenue growth in the next few years for non-handset baseband applications will be a combination of higher unit shipments of connectivity and smart sensing products that bear lower ASPs, along base station and vision products at higher ASP;

●	Our belief that our licensing business is progressing well with a solid pipeline, diverse customer base and target markets;

●

Our belief that the elevated inventories in handsets will add to the usual seasonal weakness in our near-term royalties for 2019 which will be offset by revenues derived from our continued expansion at our non-handset and base station customers;

●	Our anticipation that our research and development expenses cost will continue to increase in 2019;

●	Our anticipation that our cost of revenues will increase in 2019 as compared to prior years;

●

Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

●	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2019	December 31, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$21,469	$22,260
Short term bank deposits	57,753	46,139
Marketable securities	77,587	77,469
Trade receivables	19,351	26,156
Prepaid expenses and other current assets	7,630	5,264
Total current assets	183,790	177,288

Long-term bank deposits	14,510	21,864
Severance pay fund	9,629	9,026
Deferred tax assets, net	6,186	5,924
Property and equipment, net	7,265	7,344
Operating lease right-of-use assets	9,501	—
Goodwill	46,612	46,612
Intangible assets, net	2,411	2,700
Investments in other company	936	936
Other long-term assets	5,992	5,569
Total long-term assets	103,042	99,975
Total assets	$286,832	$277,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$750	$632
Deferred revenues	2,811	3,593
Accrued expenses and other payables	3,710	4,344
Accrued payroll and related benefits	14,139	13,183
Operating lease liabilities	1,549	—
Total current liabilities	22,959	21,752
Long-term liabilities:
Accrued severance pay	10,349	9,632
Operating lease liabilities	7,651	—
Other accrued liabilities	561	—
Total long-term liabilities	18,561	9,632
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at March 31, 2019 (unaudited) and December 31, 2018. 21,972,816 and 21,787,860 shares outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	22	22
Additional paid in-capital	221,071	223,250
Treasury stock at cost (1,622,344 and 1,807,300 shares of common stock at March 31, 2019 (unaudited) and December 31, 2018, respectively)	(35,686)	(39,132)
Accumulated other comprehensive loss	(427)	(1,114)
Retained earnings	60,332	62,853
Total stockholders’ equity	245,312	245,879
Total liabilities and stockholders’ equity	$286,832	$277,263

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2019	2018
Revenues:
Licensing and related revenue	$11,011	$10,083
Royalties	5,958	7,486
Total revenues	16,969	17,569
Cost of revenues	2,023	1,972
Gross profit	14,946	15,597
Operating expenses:
Research and development, net	12,330	12,016
Sales and marketing	3,021	3,176
General and administrative	2,317	2,954
Amortization of intangible assets	210	359
Total operating expenses	17,878	18,505
Operating loss	(2,932)	(2,908)
Financial income, net	800	927
Loss before taxes on income	(2,132)	(1,981)
Income taxes	165	201
Net loss	$(2,297)	$(2,182)
Basic net loss per share	$(0.10)	$(0.10)
Diluted net loss per share	$(0.10)	$(0.10)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	21,917	22,148
Diluted	21,917	22,148

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018

Net loss:	$(2,297)	$(2,182)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized losses	639	(680)
Reclassification adjustments for (gains) losses included in net loss	24	(4)
Net change	663	(684)
Cash flow hedges:
Changes in unrealized gains (losses)	206	(24)
Reclassification adjustments for (gains) losses included in net loss	(73)	19
Net change	133	(5)
Other comprehensive income (loss) before tax	796	(689)
Income tax expense (benefit) related to components of other comprehensive income (loss)	109	(87)
Other comprehensive income (loss), net of taxes	687	(602)
Comprehensive loss	$(1,610)	$(2,784)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended March 31, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(2,297)	(2,297)
Other comprehensive income	—	—		—	—	687	—	687
Equity-based compensation	—	—		2,416	—	—	—	2,416
Purchase of treasury stock	(91,303)	—		—	(2,536)	—	—	(2,536)
Issuance of treasury stock upon exercise of stock-based awards	276,259	—	(*)	(4,595)	5,982	—	(224)	1,163
Balance as of March 31, 2019	21,972,816	$22		$221,071	$(35,686)	$(427)	$60,332	$245,312

	Common stock
Three months ended March 31, 2018	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2018	22,064,007	$22		$217,417	$(26,056)	$(586)	$53,873	$244,670
Net loss	—	—		—	—	—	(2,182)	(2,182)
Other comprehensive loss	—	—		—	—	(602)	—	(602)
Equity-based compensation	—	—		2,771	—	—	—	2,771
Purchase of treasury stock	(41,322)	—		—	(1,459)	—	—	(1,459)
Issuance of treasury stock upon exercise of stock-based awards	197,923	—	(*)	(2,265)	3,369	—	(42)	1,062
Cumulative effect of adoption of new accounting standard	—	—		—	—	—	8,555	8,555
Balance as of March 31, 2018	22,220,608	$22		$217,923	$(24,146)	$(1,188)	$60,204	$252,815

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,297)	$(2,182)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	702	576
Amortization of intangible assets	289	359
Equity-based compensation	2,416	2,771
Realized (gain) loss, net on sale of available-for-sale marketable securities	24	(4)
Amortization of premiums on available-for-sale marketable securities	156	236
Unrealized foreign exchange (gain) loss	107	(73)
Changes in operating assets and liabilities:
Trade receivables	6,802	2,366
Prepaid expenses and other assets	(3,133)	(1,619)
Accrued interest on bank deposits	(342)	(326)
Deferred tax, net	(371)	(355)
Trade payables	124	102
Deferred revenues	(782)	574
Accrued expenses and other payables	(551)	(780)
Accrued payroll and related benefits	1,429	(129)
Accrued severance pay, net	95	267
Net cash provided by operating activities	4,668	1,783

Cash flows from investing activities:
Purchase of property and equipment	(623)	(455)
Purchase of intangible assets	—	(850)
Investment in bank deposits	(3,846)	(1,286)
Proceeds from bank deposits	—	1,298
Investment in available-for-sale marketable securities	(5,028)	(9,505)
Proceeds from maturity of available-for-sale marketable securities	2,917	3,762
Proceeds from sale of available-for-sale marketable securities	2,476	2,279
Net cash used in investing activities	(4,104)	(4,757)

Cash flows from financing activities:
Purchase of treasury stock	(2,536)	(1,459)
Proceeds from exercise of stock-based awards	1,163	1,062
Net cash used in financing activities	(1,373)	(397)
Effect of exchange rate changes on cash and cash equivalents	18	14
Decrease in cash and cash equivalents	(791)	(3,357)
Cash and cash equivalents at the beginning of the period	22,260	21,739
Cash and cash equivalents at the end of the period	$21,469	$18,382

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,868	$1,355
Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$—	$8,555
Intangible assets purchases incurred but unpaid at period end	$—	$1,350

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs in two type of categories: communication products and smart sensing products. These product families including comprehensive platforms for 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions (NB-IoT and Cat-M), DSP platforms incorporating voice input algorithms and software for voice enabled devices, DSP platforms for advanced imaging and computer vision in any camera-enabled device, and a family of self-contained AI processors that address a wide range of edge applications. For short-range wireless, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (4/5/6 up to 4x4) platforms.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2018.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018, contained in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 4, 2019, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for changes associated with recent accounting standards for leases, as detailed below.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 4- Leases.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. The new guidance was effective for the Company on January 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Significant Accounting Policies- Leases

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, the Company’s assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income (loss) on a straight-line basis over the lease term.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded at March 31, 2019 both operating lease ROU assets of $9,501 and operating lease liabilities of $9,200. The ROU assets include adjustments for prepayments in the amount of $301. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income (loss) and statements of cash flows.

The Company determines if an arrangement is a lease at inception. The Company assessment is based on: (1) whether the contract includes an identified asset, (2) whether the Company obtains substantially all of the economic benefits from the use of the asset throughout the period of use, and (3) whether the Company has the right to direct how and for what purpose the identified asset is used throughout the period of use.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all of the Company’s lease contracts do not meet any one of the criteria above, the Company concluded that all of its lease contracts should be classified as operation leases.

ROU assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

Note 3: revenue recognition

Under ASC 606, “Revenue from Contracts with Customers “, an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery of its IPs. The Company recognizes revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations.

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

	Remainder of 2019	2020	2021
License and related revenues	$8,494	$4,192	$1,500

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2019 (unaudited)			Three months ended March 31, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$1,493	$286	$1,779	$1,360	$347	$1,707
Europe and Middle East	1,382	1,960	3,342	1,338	1,115	2,453
Asia Pacific	8,136	3,712	11,848	7,385	6,024	13,409
Total	$11,011	$5,958	$16,969	$10,083	$7,486	$17,569

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$6,631	$5,620	$12,251	$6,358	$6,961	$13,319
Smart sensing products (AI, audio/sound and imaging and vision)	4,380	338	4,718	3,725	525	4,250
Total	$11,011	$5,958	$16,969	$10,083	$7,486	$17,569

Timing of revenue recognition
Products transferred at a point in time	$7,911	$5,958	$13,869	$7,524	$7,486	$15,010
Products and services transferred over time	3,100	—	3,100	2,559	—	2,559
Total	$11,011	$5,958	$16,969	$10,083	$7,486	$17,569

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018

Trade receivables	$11,179	$9,971
Unbilled receivables (associated with licensing and related revenue)	2,965	6,745
Unbilled receivables (associated with royalties)	5,207	9,440
Deferred revenues (short-term contract liabilities)	2,811	3,593

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

During the three months ended March 31, 2019, the Company recognized $2,621 that was included in deferred revenues (short-term contract liability) balance at January 1, 2019.

NOTE 4: Leases

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2020 and 2022. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company has an option to extend the lease of one of its principal office space until 2028, which is reasonably certain to be assured. Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Under Topic 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are now recognized on the balance sheet. The aggregated present value of lease agreements are recorded as a long-term asset titled ROU assets. The corresponding lease liabilities are split between operating lease liabilities within current liabilities and operating lease liabilities within long-term liabilities.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2019 (Unaudited)
weighted average remaining lease term (years)	7.99
weighted average discount rates	3.95%

Total operating lease cost during the three months ended March 31, 2019 was $411. Cash paid for amounts included in the measurement of operating lease liabilities was $563 during the three months ended March 31, 2019.

Maturities of lease liabilities are as follows:

The reminder of 2019	$1,338
2020	1,733
2021	1,365
2022	1,164
2023	1,086
2024 and thereafter	4,140
Total undiscounted cash flows	10,826
Less imputed interest	1,626
Present value of lease liabilities	$9,200

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2019 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$9,358	$2	$(46)	$9,314
	9,358	2	(46)	9,314
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(3)	498
Corporate bonds	67,541	129	(642)	67,028
	68,789	129	(645)	68,273

Total	$78,147	$131	$(691)	$77,587

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$6,094	$—	$(32)	$6,062
	6,094	—	(32)	6,062
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(5)	496
Corporate bonds	71,350	134	(1,320)	70,164
	72,598	134	(1,325)	71,407

Total	$78,692	$134	$(1,357)	$77,469

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2019 (unaudited)	$12,359	$(141)	$51,257	$(550)
As of December 31, 2018	$16,580	$(192)	$52,590	$(1,165)

As of March 31, 2019 and December 31, 2018, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$4
Gross realized losses from sale of available-for-sale marketable securities	$(24)	$—

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

Description	March 31, 2019 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	498	—	498	—
Corporate bonds	76,342	—	76,342	—
Foreign exchange contracts	56	—	56	—

Description	December 31, 2018	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	496	—	496	—
Corporate bonds	76,226	—	76,226	—
Investment in other company (1)	936	—	—	936

Liabilities:
Foreign exchange contracts	77	—	77	—

(1) Non- marketable equity securities remeasured during the year ended December 31, 2018.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7: INTANGIBLE ASSETS, NET

		Three months ended March 31, 2019 (unaudited)			Year ended December 31, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets –amortizable:
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,165	631	5,796	4,955	841
NB-IoT technologies (*)	7.0	2,200	420	1,780	2,200	341	1,859
Total intangible assets		$8,361	$5,950	$2,411	$8,361	$5,661	$2,700

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which $600 has not been received. Of the $2,200, $750 has not resulted in cash outflows as of March 31, 2019. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2019	$866
2020	314
2021	314
2022	314
2023	314
2024	289
$2,411

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.     Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Revenues based on customer location:
United States	$1,779	$1,707
Europe and Middle East (1)	3,342	2,453
Asia Pacific (2) (3) (4)	11,848	13,409
	$16,969	$17,569

(1) Germany	$2,589	*)
(2) China	$7,243	$6,152
(3) S. Korea	$1,767	$2,802
(4) Japan	$2,647	$2,624

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

b.     Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)

Customer A	21%	*)
Customer B	12%	16%
Customer C	12%	*)
Customer D	10%	*)
Customer E	*)	15%

*) Less than 10%

NOTE 9: NET LOSS PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Numerator:
Net loss	$(2,297)	$(2,182)
Denominator (in thousands):
Basic weighted-average common stock outstanding	21,917	22,148
Effect of stock -based awards	—	—
Diluted weighted average common stock outstanding	21,917	22,148

Basic net loss per share	$(0.10)	$(0.10)
Diluted net loss per share	$(0.10)	$(0.10)

The total number of shares related to the outstanding stock options excluded from the calculation of diluted net loss per share was 1,361,746 and 1,354,693 for the three months ended March 31, 2019 and 2018, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 10: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the three months ended March 31, 2019, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2018	702,817	$19.88	4.3	$2,708
Granted	—	—
Exercised	(17,963)	17.09
Forfeited or expired	(375)	24.86
Outstanding as of March 31, 2019 (2)	684,479	$19.95	4.1	$5,142
Exercisable as of March 31, 2019 (3)	610,513	$19.22	3.8	$4,993

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 628,547 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 555,947 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2019, there was $108 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.1 years.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan. A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. Until the end of 2017, RSUs granted to non-employee directors would generally vest in full on the first anniversary of the grant date. Starting in 2018, RSUs granted to non-employee directors would generally vest in two equal annual installments starting on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards. A summary of the Company’s RSU activities and related information for the three months ended March 31, 2019, are as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	564,390	$32.28
Granted	340,050	28.57
Vested	(220,908)	29.23
Forfeited or expired	(6,265)	29.63
Unvested as of March 31, 2019	677,267	$31.43

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

As of March 31, 2019, there was $18,786 of unrecognized compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Cost of revenue	$136	$157
Research and development, net	1,362	1,269
Sales and marketing	356	454
General and administrative	562	891
Total equity-based compensation expense	$2,416	$2,771

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Expected dividend yield	0%		0%
Expected volatility	43%	35%	-	42%
Risk-free interest rate	2.5%	0.7%	-	1.6%
Contractual term of up to (months)	24		24

NOTE 11: DERIVATIVES AND HEDGING ACTIVITIES

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The Company adopted this guidance effective January 1, 2019, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at January 1, 2019. See Note 2, "Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for additional information.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2019 and December 31, 2018, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $8,500 and $9,100, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31,	December 31,
	2019 (Unaudited)	2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$2	$—
Foreign exchange forward contracts	54	—
Total	$56	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	—	63
Total	$—	$77

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$16	$(19)
Foreign exchange forward contracts	190	(5)
	$206	$(24)

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	(73)	5
	$(73)	$19

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses a net income of $73 during the three months ended March 31, 2019, and a net loss of $19 for the comparable period of 2018, related to its Hedging Contracts.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2019 (unaudited)			Three months ended March 31, 2018 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$(586)	$—	$(586)
Other comprehensive income (loss) before reclassifications	552	181	733	(595)	(21)	(616)
Amounts reclassified from accumulated other comprehensive income (loss)	18	(64)	(46)	(3)	17	14
Net current period other comprehensive income (loss)	570	117	687	(598)	(4)	(602)
Ending balance	$(476)	$49	$(427)	$(1,184)	$(4)	$(1,188)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2019 (unaudited)	2018 (unaudited)
Unrealized gains (losses) on cash flow hedges	$2	$(1)	Cost of revenues
	64	(16)	Research and development
	2	(1)	Sales and marketing
	5	(1)	General and administrative
	73	(19)	Total, before income taxes
	9	(2)	Income tax expense (benefit)
	64	(17)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(24)	4	Financial income (loss), net
	(6)	1	Income tax expense (benefit)
	(18)	3	Total, net of income taxes
	$46	$(14)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13: SHARE REPURCHASE PROGRAM

During the first quarter of 2019, the Company repurchased 91,303 shares of common stock at an average purchase price of $27.77 per share for an aggregate purchase price of $2,536. During the first quarter of 2018, the Company repurchased 41,322 shares of common stock at an average purchase price of $35.31 per share for an aggregate purchase price of $1,459. As of March 31, 2019, 263,877 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 14: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

Headquartered in Mountain View, California, CEVA is the leading licensor of signal processing platforms and a primary player in artificial intelligence (AI) processors for a smarter, connected world. We partner with leading semiconductor and original equipment manufacturer (OEM) companies worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and Internet of Things (IoT).

Our portfolio includes comprehensive platforms for wireless connectivity products and smart sensing products, including 4G and 5G baseband processing in handsets and base station RAN, highly integrated cellular IoT solutions, industry’s most widely adopted IPs for Bluetooth (low energy and dual mode) and Wi-Fi (4/5/6 up to 4x4), DSP platforms incorporating voice input algorithms and software for voice-assisted devices, DSP platforms for advanced imaging and computer vision in any camera-enabled device, and a family of self-contained AI processors that address a wide range of edge applications.

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

We believe the adoption of our connectivity products and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the first quarter of 2019, we concluded 8 licensing deals, all of which are for non-cellular handset baseband applications. Of note, one of the deals signed was with a major automotive OEM who has selected our NeuPro AI processor for its autonomous car platform targeting start of production in 2024. We believe this deal is transformational for CEVA, as it positions us as a leader in AI and computer vision processing in level 3 and above autonomous driving. Based on shipment data or our best estimates of the shipment data for the first quarter of 2019, shipments of CEVA-powered non-cellular baseband products grew 16% year-over-year to 86 million units. This data is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. Our customer base maintains a strong industry presence in the handset space, in particular in the low-tier LTE smartphone, and 3G and 2G phone segments that target emerging markets. Our DSPs are also currently included in the world’s most successful smartphone OEM in its present and upcoming LTE-based flagship models.

●

The royalty we derive from high-end smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content in high end premier smartphones that bear a higher royalty average selling price (“ASP”). Looking ahead, our advanced DSPs and 5G platform for mobile broadband put us in a strong position to power 5G baseband for base station, smartphones, fixed wireless and a range of machine to machine devices that will appear in cars, smart cities and industrial products. Incorporating a range of DSPs and processors, including an AI processor dedicated to improving 5G processing efficiency, we believe our CEVA-PentaG is the most advanced cellular baseband IP in the industry today.

●

Our specialization and competitive edge in signal processing platforms for 5G base stations and handsets put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and benefit from new 5G usage models such as fixed wireless access, remote radio heads, cellular backhaul, small cells, and other machine to machine devices. As a testament to this, we signed three 5G related deals in the first quarter of 2019 targeting new 5G usage models as discussed above.

●

Our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. In the first quarter of 2019, shipments of products incorporating our Bluetooth and Wi-Fi IP grew 15% year-over-year to reach 68 million devices. Our addressable market size for Bluetooth, Wi-Fi and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Report.

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, Bluetooth earbuds, automotive, smart home and consumer devices, offers an additional growth segment for us. To better address this market, we recently introduced our WhisPro speech recognition technology and ClearVox voice input software that are offered in conjunction with our audio/voice DSPs. These highly-integrated platforms, plus our proven track record in audio/voice processing with more than 6 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms and deep learning capabilities provide highly compelling offerings for any camera-enabled device such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022. We have already signed more than fifty licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications.

●

Neural networks are increasingly being deployed for a wide range of markets in order to make devices “smarter.” These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we introduced NeuPro™ - a family of AI processors for deep learning at the edge. These self-contained AI processors bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years. In the first quarter, we concluded an agreement with one of the world’s leading automotive OEMs for our NeuPro AI processors targeting the autonomous driving.

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

At our first investor and analyst day held on January 14, 2019 in New York City, we presented our anticipated financial metrics for year 2022. We forecasted that our licensing revenue in 2022 will have grown approximately 10% to 20% from current levels, our royalty revenue will be approximately two times the current levels and our non GAAP net income will be approximately three times the current levels.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $17.0 million for the first quarter of 2019, representing a decrease of 3%, as compared to the corresponding period in 2018. For the first quarter of 2019, the decrease was due to lower royalty revenues in comparison to the corresponding period in 2018.

Five largest customers accounted for 63% of our total revenues for the first quarter of 2019, as compared to 49% for the comparable period in 2018. Four customers accounted for 21%, 12%, 12% and 10% of our total revenues for the first quarter of 2019, as compared to two customers that accounted for 16% and 15% of our total revenues for the first quarter of 2018. Sales to Spreadtrum represented 12% of our total revenues for the first quarter of 2019, as compared to 16% for the comparable period in 2018. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2019, and collectively represented 70% of our total royalty revenues for the first quarter of 2019. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2018, and collectively represented 73% of our total royalty revenues for the first quarter of 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

Starting on January 1, 2019, certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Amounts under connectivity products classification are associated with all baseband for handsets (2G, 3G, 4G and 5G) and others (base station RAN, mmwave small cells and cellular V2X), Bluetooth, Wi-Fi, NB-IoT and SATA/SAS revenues. All of the rest of products, namely AI, audio/sound/speech, computer vision and advanced imaging products, have been reclassified under smart sensing products. Such reclassification has no effect on stockholders’ equity or net income as previously reported. The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2019	First Quarter 2018

Connectivity products	72%	76%
Smart sensing products	28%	24%

We expect to continue to generate a significant portion of our revenues for 2019 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $11.0 million and $10.1 million for the first quarters of 2019 and 2018, respectively, representing an increase of 9% as compared to the corresponding period in 2018. The increase in licensing and related revenues for the first quarter of 2019 was due to an increase in both the handset and non-handset baseband licensing deals. In non-handset baseband, we signed strategic deals for autonomous driving and three 5G applications for different market use cases like base station RAN, mmwave small cells and cellular V2X. 5G brings key benefits, including 10 times faster speed than 4G and much lower latency. Operators and IT companies will benefit from those 5G capabilities to enable services and use cases such as 4K video streaming, fixed wireless access to displace the more expensive fiber to the home and V2X communications which allows the exchange of location information between cars. CEVA has established customer channels and technologies for 5G and AI that can serve this sizable space.

Licensing and related revenues accounted for 65% of our total revenues for the first quarter of 2019, as compared to 57% for the comparable period of 2018. Overall, we perceive a healthy demand for our products in the first quarter of 2019. During the first quarter of 2019, we concluded eight new licensing deals, 3 were on smart sensing products and 5 were for connectivity products with overall four first time customers. . Customers’ target markets for the licenses include AI for autonomous cars, 5G for base station RAN, mmwave small cells and cellular V2X, Bluetooth earbuds, smart speakers and a range of IoT devices. Geographically, three of the deals signed were in China, one was in the U.S., one was in Europe and three were in the APAC region, including Japan. Our licensing business is progressing well with a solid pipeline, diverse customer base and target markets.

Royalty Revenues

Royalty revenues were $6.0 million for the first quarter of 2019, representing a decrease of 20%, as compared to the corresponding period in 2018. Royalty revenues accounted for 35% of our total revenues for the first quarter of 2019, as compared to 43% for the comparable period of 2018. The decrease in royalty revenues for the first quarter of 2019 mainly reflected a decrease in handset shipments due to excess channel inventory of our customers.

Our customers reported sales of 175 million chipsets incorporating our technologies for the first quarter of 2019, a decrease of 11% from the corresponding period in 2018 for actual shipments reported. The decrease for the first quarter of 2019 is due to the same reason as set forth above for the decrease in royalty revenues.

The five largest royalty-paying customers accounted for 81% of our total royalty revenues for the first quarter of 2019, as compared to 85% for the comparable period of 2018.

Geographic Revenue Analysis

	First Quarter 2019		First Quarter 2018
	(in millions, except percentages)
United States	$1.8	10%	$1.7	10%
Europe and Middle East (1)	$3.3	20%	$2.5	14%
Asia Pacific (2) (3) (4)	$11.8	70%	$13.4	76%

(1) Germany	$2.6	15%	*)	*)
(2) China	$7.2	43%	$6.2	35%
(3) S. Korea	$1.8	10%	$2.8	16%
(4) Japan	$2.6	16%	$2.6	15%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues were $2.0 million for both the first quarter of 2019 and 2018. Cost of revenues accounted for 12% of our total revenues for the first quarter of 2019, as compared to 11% for the comparable period of 2018. The net effect for the first quarter of 2019 principally reflected higher customization work for our licensees, partially offset by lower payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”). Included in cost of revenues for the first quarter of 2019 was a non-cash equity-based compensation expense of $136,000, as compared to $157,000 for the comparable period of 2018.

We anticipate that our cost of revenues will increase in 2019 as compared to 2018, partially due to higher expenses of over a $1 million for engineering customization related expenses that will be allocated from our research and developments costs to cost of revenue on a 5G-related license deal executed in 2018.

Gross Margin

Gross margin for the first quarter of 2019 was 88%, as compared to 89% for the comparable period of 2018. The decrease for the first quarter of 2019 mainly reflected lower royalty revenues.

Operating Expenses

Total operating expenses were $17.9 million for the first quarter of 2019, as compared to $18.5 million for the comparable period of 2018. The net decrease in total operating expenses for the first quarter of 2019 principally reflected lower non-cash equity-based compensation expenses and higher research grants received, partially offset by higher salary and employee related costs, mainly due to higher headcount.

Research and Development Expenses, Net

Our research and development expenses, net, were $12.3 million for the first quarter of 2019, as compared to $12.0 million for the comparable period of 2018. The net increase for the first quarter of 2019 principally reflected higher salary and employee related costs, mainly due to higher headcount, partially offset by higher research grants received. Included in research and development expenses for the first quarter of 2019 were non-cash equity-based compensation expenses of $1,362,000, as compared to $1,269,000 for the comparable period of 2018. Research and development expenses as a percentage of our total revenues were 73% for the first quarter of 2019, as compared to 68% for the comparable period of 2018. The percentage increase for the first quarter of 2019 as compared to the comparable period of 2018 is due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2019 and 2018, and due to lower total revenues for the first quarter of 2019 as compared to the comparable period of 2018.

The number of research and development personnel was 265 at March 31, 2019, as compared to 231 at March 31, 2018.

We anticipate that our research and development expenses will continue to increase in 2019. With our newly announced products and continued momentum with our existing licensing business, we will continue to innovate and reinforce our leadership, but with disciplined investments in research and developments. The increase will be approximately $4 million, mainly associated with investments in headcount, employee-related costs and EDA tools.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.0 million for the first quarter of 2019, as compared to $3.2 million for the comparable period of 2018. The decrease for the first quarter of 2019 primarily reflected lower salary and employee related costs. Included in sales and marketing expenses for the first quarter of 2019 were non-cash equity-based compensation expenses of $356,000, as compared to $454,000 for the comparable period of 2018. Sales and marketing expenses as a percentage of our total revenues were 18% for both the first quarter of 2019 and 2018.

The total number of sales and marketing personnel was 32 at March 31, 2019, as compared to 37 at March 31, 2018.

General and Administrative Expenses

Our general and administrative expenses were $2.3 million for the first quarter of 2019, as compared to $3.0 million for the comparable period of 2018. The decrease for the first quarter of 2019 primarily reflected lower salary and employee related costs as well as lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2019 were non-cash equity-based compensation expenses of $562,000, as compared to $891,000 for the comparable period of 2018. General and administrative expenses as a percentage of our total revenues were 14% for the first quarter of 2019, as compared to 17% for comparable period of 2018. The percentage decrease for the first quarter of 2019 is due to the same reasons as set forth above for the decrease in general and administrative expenses in absolute dollars, and due to lower total revenues for the comparable period in 2019 as compared to 2018.

The number of general and administrative personnel was 31 at March 31, 2019, as compared to 27 at March 31, 2018.

Amortization of intangible assets

Our amortization charges were $0.2 million for the first quarter of 2019, as compared to $0.4 million for the comparable period of 2018. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of March 31, 2019, the net amount of intangible assets related to the acquisition of RivieraWaves was $0.6 million.

Financial Income, Net (in millions)

	First Quarter 2019	First Quarter 2018
Financial income, net	$0.80	$0.93
of which:
Interest income and gains and losses from marketable securities, net	$0.93	$0.88
Foreign exchange income (loss)	$(0.13)	$0.05

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.13 million for the first quarter of 2019, as compared to foreign exchange gain of $0.05 million for the comparable period of 2018.

Provision for Income Taxes

Our income tax expenses were $0.2 million for both the first quarter of 2019 and 2018. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 31.0% tax rate on its profits, with the first €500,000 of taxable profit is being subject to a reduced 28% rate.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first three months of 2019, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first three months of 2019. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first three months of 2019. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

In January 2018, the Financial Accounting Standards Board released guidance on the accounting for taxes on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes relating to GILTI inclusions, or (ii) treating any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election.  We have elected to treat the GILTI tax as a period expense rather than provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

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

See our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019, for a discussion of additional critical accounting policies and estimates. Except for policy changes in accounting for leases associated with our adoption of Topic 842 (see Note 2 “Significant Accounting Policies- Leases” in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had approximately $21.5 million in cash and cash equivalents, $57.8 million in short term bank deposits, $77.5 million in marketable securities, and $14.5 million in long term bank deposits, totaling $171.3 million, as compared to $167.7 million at December 31, 2018. The increase for the first quarter of 2019 principally reflected cash provided by operations and cash proceeds from exercise of stock-based awards, partially offset by funds used to repurchase 91,303 shares of common stock for an aggregate consideration of approximately $2.5 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $171.3 million, $141.0 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2019, we invested $8.9 million of cash in bank deposits and marketable securities with maturities up to 61 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $5.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first three months of 2019. For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three months ended March 31, 2019.

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

Operating Activities

Cash provided by operating activities for the first three months of 2019 was $4.7 million and consisted of net loss of $2.3 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $3.3 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation and amortization of intangible assets, $2.4 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $6.8 million (mainly as a result of a decrease in unbilled receivables associated with royalties) and an increase in accrued payroll and related benefits of $1.4 million, partially offset by an increase in prepaid expenses and other assets of $3.1 million (mainly as a result of payment of a yearly design tool subscription), an increase in accrued interest on bank deposits of $0.3 million, an increase in deferred taxes, net of $0.4 million, a decrease in deferred revenues of $0.8 million and a decrease in accrued expenses and other payables of $0.6 million.

Cash provided by operating activities for the first three months of 2018 was $1.8 million and consisted of net loss of $2.2 million, adjustments for non-cash items of $3.9 million, and with no changes in operating assets and liabilities, net. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, $2.8 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The changes in operating assets and liabilities primarily consisted of a decrease in trade receivables, partially offset by an increase in prepaid expenses and other assets, and a decrease in accrued expenses and other payables.

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

Investing Activities

Net cash used in investing activities for the first three months of 2019 was $4.1 million, compared to $4.8 million of net cash used in investing activities for the comparable period of 2018. We had a cash outflow of $5.0 million and a cash inflow of $5.4 million with respect to investments in marketable securities during the first three months of 2019, as compared to a cash outflow of $9.5 million and a cash inflow of $6.0 million with respect to investments in marketable securities during the first three months of 2018. For the first three months of 2019, we had investment of $3.8 million in bank deposits. We had a cash outflow of $0.6 million and $0.5 million during the first three months of 2019 and 2018, respectively, from purchase of property and equipment. For the first three months of 2018, we had a cash outflow of $0.9 million from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash used in financing activities for the first three months of 2019 was $1.4 million, as compared to $0.4 million of net cash used in financing activities for the comparable period of 2018. The decrease is due to the use of cash for share repurchases, less proceeds received from the exercise of stock-based awards, both as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first three months of 2019, we repurchased 91,303 shares of common stock pursuant to our share repurchase program, at an average purchase price of $27.77 per share, for an aggregate purchase price of $2.5 million. During the first three months of 2018, we repurchased 41,322 shares of common stock pursuant to our share repurchase program, at an average purchase price of $35.31 per share, for an aggregate purchase price of $1.5 million. As of March 31, 2019, we have 263,877 shares available for repurchase.

During the first three months of 2019, we received $1.2 million from the exercise of stock-based awards, as compared to $1.1 million received for the comparable period of 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $133,000 for the first quarter of 2019, and a foreign exchange gain of $51,000 for the comparable period of 2018.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2019, we recorded accumulated other comprehensive gain of $117,000 from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the first quarter of 2018, we recorded accumulated other comprehensive loss of $4,000 from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2019, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $49,000, which will be recorded in the consolidated statements of income (loss) during the following six months. We recognized a net gain of $73,000 for the first quarter of 2019 and a net loss of $19,000 for the comparable period of 2018, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2019, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first three months of 2019. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.93 million for the first quarter of 2019, as compared to $0.88 million for the comparable period of 2018. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2018 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance ; (2) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” and (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.”

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers. Our royalty revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our technology and the market acceptance of such end products supplied by our OEM customers. . The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 12% and 16% of our total revenues for the first quarter of 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2019 and 2018, and collectively represented 70% and 73% of our total royalty revenues for the first quarter of 2019 and 2018, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates.  We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology.  Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 35% and 43% of our total revenues for the first quarter of 2019 and 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

We generate a significant amount of our total revenues and especially royalty revenue from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

A significant portion of our revenues in general and particularly our royalty revenues are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. As an example, Intel Corporation recently announced its intention to exit the 5G smartphone modem business, which decision may in future periods have an adverse effect on our royalty revenues. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 90% of our total revenues for the first quarter of both 2019 and 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,138,000 in the first quarter of 2019. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in both 2018 and 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2018 and 2017 as compared to prior years.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions in the future, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2019) and could be required to refund tax benefits already received. In addition, we cannot assure you that these tax benefits will be continued in the future at their current levels or otherwise. The tax benefits under our active investment programs are scheduled to gradually expire starting in 2020. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $12.3 million and $12.0 million for the first quarter of 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2019 to January 31, 2019)	__	__	__	355, 180
Month #2 (February 1, 2019 to February 28, 2019)	__	__	__	355, 180
Month #3 (March 1, 2019 to March 31, 2019)	91,303	$27.77	91,303	263,877
TOTAL	91,303	$27.77	91,303	263,877	(2)

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

CEVA, INC.

Date: May 10, 2019	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 10, 2019	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)