Form 10-Q
period 2019-06-30
CEVA INC
filed 2019-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2019

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,964,964 of common stock, $0.001 par value, as of August 2, 2019.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●

Our forecast that in 2022, our licensing revenue will have grown approximately 10% to 20% from the 2018 licensing revenue level , our royalty revenue will be approximately two times as compared to the 2018 royalty revenue and our non GAAP net income will be approximately three times as compared to 2018 non GAAP net income;

●	Our belief that our licensing business is healthy with a diverse customer base and a myriad of target markets;

●	Our belief that we are firmly established in the handsets space with customers with strong industry presence;

●

Our belief that the adoption of our wireless connectivity technologies and smart sensing products, beyond our incumbency in the handset baseband market, continues to progress, and that our non-handset baseband shipment data is indicative of the continued expansion of that part of our business;

●

Our belief that the acquisition of the Hillcrest Labs business from InterDigital and the technology investment and strategic partnership we formed with Immervision will enable us to further expand our smart sensing product offerings, customer reach and royalty revenue sources and allow us to move up the value chain and create tighter relationships with semiconductor companies and OEMs;

●	Our belief that the Hillcrest Labs and Immervision IP are value-adds for our customers;

●	Our belief that the emergence of voice assisted smart devices offers an additional growth segment for us in handsets, wireless earbuds, smart home, automotive and consumer devices;

●	Our belief that our WhisPro speech recognition technology and ClearVox voice input software put us in a stronger position to power audio and voice workloads across a range of addressable end markets;

●

Our belief that our advanced DSPs and PentaG platform for mobile broadband put us in a strong position to power 5G baseband for base station, smartphones, fixed wireless and a range of machine to machine usage devices;

●	Our belief that our PentaG is the most advanced cellular baseband IP;

●	Per Yole Dévelopement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022;

●

Our belief that our Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●

Our belief that our specialization and competitive edge in signal processor platforms for 5G base station RAN and handsets put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and new 5G usage models;

●

Our belief that our computer vision DSP and neural net compilers are opportunities for us to expand our footprint and content in ADAS, drones, consumer cameras, surveillance, mobile, robots and IoT applications;

●	Our belief that our newly announced NeuPro™, a family of AI processors and CDNN compiler for deep learning inference at the edge, represents licensing and royalty drivers for the company;

●

Our expectation of significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be composed of a range of different products at different royalty ASPs spanning from high volume Bluetooth to high value base station RAN, as well as royalty ASP of our other products being in between these edges;

●

Our expectations that royalty revenue will substantially increase in the second half of 2019 with more than a 60% sequential increase for the third quarter of 2019 and should account for one of the highest royalty revenue quarters in the Company’s history;

●

Our expectation that as a result of the acquisition of the Hillcrest Labs business, our operating expenses will include, starting from the third quarter of 2019, the ongoing Hillcrest Labs expenses, which is expected to be approximately an additional $1.5 million per quarter, not including amortizations;

●	Our anticipation that our research and development expenses cost will continue to increase by approximately $5 million in 2019;

●	Our anticipation that our cost of revenues will increase by up to $2 million in 2019 as compared to prior years;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2019	December 31, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,527	$22,260
Short term bank deposits	50,385	46,139
Marketable securities	76,123	77,469
Trade receivables	22,019	26,156
Prepaid expenses and other current assets	7,432	5,264
Total current assets	180,486	177,288

Long-term assets:
Bank deposits	14,652	21,864
Severance pay fund	9,866	9,026
Deferred tax assets, net	6,446	5,924
Property and equipment, net	7,416	7,344
Operating lease right-of-use assets	9,736	—
Goodwill	46,612	46,612
Intangible assets, net	2,122	2,700
Investments in other company	936	936
Other long-term assets	6,493	5,569
Total long-term assets	104,279	99,975
Total assets	$284,765	$277,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$542	$632
Deferred revenues	2,395	3,593
Accrued expenses and other payables	4,490	4,344
Accrued payroll and related benefits	12,081	13,183
Operating lease liabilities	1,824	—
Total current liabilities	21,332	21,752
Long-term liabilities:
Accrued severance pay	10,592	9,632
Operating lease liabilities	7,621	—
Other accrued liabilities	575	—
Total long-term liabilities	18,788	9,632
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at June 30, 2019 (unaudited) and December 31, 2018. 21,893,128 and 21,787,860 shares outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	22	22
Additional paid in-capital	223,306	223,250
Treasury stock at cost (1,702,032 and 1,807,300 shares of common stock at June 30, 2019 (unaudited) and December 31, 2018, respectively)	(37,498)	(39,132)
Accumulated other comprehensive income (loss)	64	(1,114)
Retained earnings	58,751	62,853
Total stockholders’ equity	244,645	245,879
Total liabilities and stockholders’ equity	$284,765	$277,263

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended

	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Licensing and related revenue	$21,815	$20,121	$10,804	$10,038
Royalties	13,554	14,942	7,596	7,456
Total revenues	35,369	35,063	18,400	17,494
Cost of revenues	4,516	3,960	2,493	1,988
Gross profit	30,853	31,103	15,907	15,506
Operating expenses:
Research and development, net	24,720	23,859	12,390	11,843
Sales and marketing	5,977	6,575	2,956	3,399
General and administrative	4,851	5,787	2,534	2,833
Amortization of intangible assets	420	451	210	92
Total operating expenses	35,968	36,672	18,090	18,167
Operating loss	(5,115)	(5,569)	(2,183)	(2,661)
Financial income, net	1,696	1,704	896	777
Loss before taxes on income	(3,419)	(3,865)	(1,287)	(1,884)
Taxes on income	390	407	225	206
Net loss	$(3,809)	$(4,272)	$(1,512)	$(2,090)

Basic net loss per share	$(0.17)	$(0.19)	$(0.07)	$(0.09)
Diluted net loss per share	$(0.17)	$(0.19)	$(0.07)	$(0.09)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	21,927	22,139	21,936	22,129
Diluted	21,927	22,139	21,936	22,129

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended

	June 30,		June 30,
	2019	2018	2019	2018

Net loss:	$(3,809)	$(4,272)	$(1,512)	$(2,090)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,224	(879)	585	(199)
Reclassification adjustments for (gains) losses included in net loss	35	(2)	11	2
Net change	1,259	(881)	596	(197)
Cash flow hedges:
Changes in unrealized gains (losses)	318	(280)	112	(256)
Reclassification adjustments for (gains) losses included in net loss	(187)	196	(114)	177
Net change	131	(84)	(2)	(79)
Other comprehensive income (loss) before tax	1,390	(965)	594	(276)
Income tax expense (benefit) related to components of other comprehensive income (loss)	212	(134)	103	(47)
Other comprehensive income (loss), net of taxes	1,178	(831)	491	(229)
Comprehensive loss	$(2,631)	$(5,103)	$(1,021)	$(2,319)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(3,809)	(3,809)
Other comprehensive income	—	—		—	—	1,178	—	1,178
Equity-based compensation	—	—		5,095	—	—	—	5,095
Purchase of treasury stock	(194,316)	—		—	(4,861)	—	—	(4,861)
Issuance of treasury stock upon exercise of stock-based awards	299,584	—	(*)	(5,039)	6,495	—	(293)	1,163
Balance as of June 30, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645

	Common stock
Three months ended June 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2019	21,972,816	$22		$221,071	$(35,686)	$(427)	$60,332	$245,312
Net loss	—	—		—	—	—	(1,512)	(1,512)
Other comprehensive income	—	—		—	—	491	—	491
Equity-based compensation	—	—		2,679	—	—	—	2,679
Purchase of treasury stock	(103,013)	—		—	(2,325)	—	—	(2,325)
Issuance of treasury stock upon exercise of stock-based awards	23,325	—	(*)	(444)	513	—	(69)	—
Balance as of June 30, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645

	Common stock
Six months ended June 30, 2018	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2018	22,064,007	$22		$217,417	$(26,056)	$(586)	$53,873	$244,670
Net loss	—	—		—	—	—	(4,272)	(4,272)
Other comprehensive loss	—	—		—	—	(831)	—	(831)
Equity-based compensation	—	—		5,616	—	—	—	5,616
Purchase of treasury stock	(311,056)	—		—	(10,434)	—	—	(10,434)
Issuance of treasury stock upon exercise of stock-based awards	277,647	—	(*)	(3,700)	4,850	—	(88)	1,062
Cumulative effect of adoption of new accounting standard	—	—		—	—	—	8,555	8,555
Balance as of June 30, 2018	22,030,598	$22		$219,333	$(31,640)	$(1,417)	$58,068	$244,366

	Common stock
Three months ended June 30, 2018	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2018	22,220,608	$22		$217,923	$(24,146)	$(1,188)	$60,204	$252,815
Net loss	—	—		—	—	—	(2,090)	(2,090)
Other comprehensive loss	—	—		—	—	(229)	—	(229)
Equity-based compensation	—	—		2,845	—	—	—	2,845
Purchase of treasury stock	(269,734)	—		—	(8,975)	—	—	(8,975)
Issuance of treasury stock upon exercise of stock-based awards	79,724	—	(*)	(1,435)	1,481	—	(46)	—
Balance as of June 30, 2018	22,030,598	$22		$219,333	$(31,640)	$(1,417)	$58,068	$244,366

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,809)	$(4,272)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,438	1,190
Amortization of intangible assets	578	635
Equity-based compensation	5,095	5,616
Realized (gain) loss, net on sale of available-for-sale marketable securities	35	(2)
Amortization of premiums on available-for-sale marketable securities	296	430
Unrealized foreign exchange loss	162	78
Changes in operating assets and liabilities:
Trade receivables	4,137	7,694
Prepaid expenses and other assets	(3,359)	(3,895)
Operating lease right-of-use assets	58	—
Accrued interest on bank deposits	(671)	(533)
Deferred tax, net	(734)	(677)
Trade payables	(246)	533
Deferred revenues	(1,198)	(1,682)
Accrued expenses and other payables	245	(289)
Accrued payroll and related benefits	(777)	(1,277)
Operating lease liability	(58)	—
Income taxes payable	(20)	78
Accrued severance pay, net	87	174
Net cash provided by operating activities	1,259	3,801

Cash flows from investing activities:
Purchase of property and equipment	(1,351)	(2,250)
Purchase of intangible assets	—	(1,690)
Investment in bank deposits	(5,346)	(11,396)
Proceeds from bank deposits	9,110	11,065
Investment in available-for-sale marketable securities	(5,028)	(13,834)
Proceeds from maturity of available-for-sale marketable securities	3,508	9,392
Proceeds from sale of available-for-sale marketable securities	3,794	3,351
Net cash provided by (used in) investing activities	4,687	(5,362)

Cash flows from financing activities:
Purchase of treasury stock	(4,861)	(10,434)
Proceeds from exercise of stock-based awards	1,163	1,062
Net cash used in financing activities	(3,698)	(9,372)
Effect of exchange rate changes on cash and cash equivalents	19	(106)
Increase (decrease) in cash and cash equivalents	2,267	(11,039)
Cash and cash equivalents at the beginning of the period	22,260	21,739
Cash and cash equivalents at the end of the period	$24,527	$10,700

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$2,776	$2,730
Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$—	$8,555
Property and equipment purchases incurred but unpaid at period end	$159	$114
Intangible assets purchases incurred but unpaid at period end	$—	$750
Right-of-use assets obtained in the exchange for operating lease liabilities	$550	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:   BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs in two types of categories: wireless connectivity and smart sensing products. These products include comprehensive DSP-based platforms for 5G baseband processing in mobile and infrastructure, advanced imaging and computer vision for any camera-enabled device and audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For sensor fusion, following the acquisition of Hillcrest Laboratories, Inc. (“Hillcrest Labs”) as discussed in Note 15, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls, and IoT. For artificial intelligence, CEVA offers a family of AI processors capable of handling the complete gamut of neural network workload and on-devices. For wireless IoT, CEVA offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2018.

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

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $9,794 and operating lease liabilities of $9,498. The ROU assets include adjustments for prepayments in the amount of $296. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income (loss) and statements of cash flows.

The Company determines if an arrangement is a lease at inception. The Company’s assessment is based on: (1) whether the contract includes an identified asset, (2) whether the Company obtains substantially all of the economic benefits from the use of the asset throughout the period of use, and (3) whether the Company has the right to direct how and for what purpose the identified asset is used throughout the period of use.

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

	Remainder of 2019	2020	2021
License and related revenues	$6,920	$5,167	$1,500

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Six months ended June 30, 2019 (unaudited)			Three months ended June 30, 2019 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$3,359	$543	$3,902	$1,866	$257	$2,123
Europe and Middle East	1,607	4,727	6,334	225	2,767	2,992
Asia Pacific	16,849	8,284	25,133	8,713	4,572	13,285
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$14,716	$12,676	$27,392	$8,085	$7,055	$15,140
Smart sensing products (AI, audio/sound and imaging and vision)	7,099	878	7,977	2,719	541	3,260
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

Timing of revenue recognition
Products transferred at a point in time	$15,307	$13,554	$28,861	$7,396	$7,596	$14,992
Products and services transferred over time	6,508	—	6,508	3,408	—	3,408
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

	Six months ended June 30, 2018 (unaudited)			Three months ended June 30, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$3,184	$644	$3,828	$1,824	$297	$2,121
Europe and Middle East	2,752	2,414	5,166	1,414	1,299	2,713
Asia Pacific	14,185	11,884	26,069	6,800	5,860	12,660
Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$13,559	$13,876	$27,435	$7,201	$6,915	$14,116
Smart sensing products (AI, audio/sound and imaging and vision)	6,562	1,066	7,628	2,837	541	3,378
Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

Timing of revenue recognition
Products transferred at a point in time	$15,285	$14,942	$30,227	$7,761	$7,456	$15,217
Products and services transferred over time	4,836	—	4,836	2,277	—	2,277
Total	$20,121	$14,942	$35,063	$10,038	$7,456	$17,494

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018

Trade receivables	$10,461	$9,971
Unbilled receivables (associated with licensing and related revenue)	4,989	6,745
Unbilled receivables (associated with royalties)	6,569	9,440
Deferred revenues (short-term contract liabilities)	2,395	3,593

The Company receives payments from customers based upon contractual payment schedules; trade receivables are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Unbilled receivables associated with licensing and other include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Unbilled receivables associated with royalties are recorded as the Company recognizes revenues from royalties earned during the quarter, but not yet invoiced, either by actual sales data received from customers, or, when applicable, by the Company’s estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

During the three and six months ended June 30, 2019, the Company recognized $570 and $3,191, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2019.

NOTE 4:    Leases

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2020 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company has an option to extend the lease of one of its principal office space until 2028, which is reasonably certain to be assured. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2019 (Unaudited)
weighted average remaining lease term (years)	8.25
weighted average discount rates	3.79%

Total operating lease cost during the three and six months ended June 30, 2019 was $407 and $818, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $396 and $959 during the three and six months ended June 30, 2019, respectively.

Maturities of lease liabilities are as follows:

The remainder of 2019	$945
2020	1,778
2021	1,405
2022	1,203
2023	1,124
2024 and thereafter	4,550
Total undiscounted cash flows	11,005
Less imputed interest	1,560
Present value of lease liabilities	$9,445

NOTE 5:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2019 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$14,334	$3	$(41)	$14,296
	14,334	3	(41)	14,296
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(1)	500
Corporate bonds	60,505	265	(190)	60,580
	61,753	265	(191)	61,827

Total	$76,087	$268	$(232)	$76,123

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$6,094	$—	$(32)	$6,062
	6,094	—	(32)	6,062
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(5)	496
Corporate bonds	71,350	134	(1,320)	70,164
	72,598	134	(1,325)	71,407

Total	$78,692	$134	$(1,357)	$77,469

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2019 (unaudited)	$1,197	$(3)	$51,975	$(229)
As of December 31, 2018	$16,580	$(192)	$52,590	$(1,165)

As of June 30, 2019 and December 31, 2018, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$4	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(35)	$(2)	$(11)	$(2)

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

Description	June 30, 2019 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	500	—	500	—
Corporate bonds	74,876	—	74,876	—
Foreign exchange contracts	54	—	54	—

Description	December 31, 2018	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	496	—	496	—
Corporate bonds	76,226	—	76,226	—
Investment in other company (1)	936	—	—	936

Liabilities:
Foreign exchange contracts	77	—	77	—

(1) Non- marketable equity securities remeasured during the year ended December 31, 2018.

NOTE 7: INTANGIBLE ASSETS, NET

		Six months ended June 30, 2019 (unaudited)			Year ended December 31, 2018
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,375	421	5,796	4,955	841
NB-IoT technologies (*)	7.0	2,200	499	1,701	2,200	341	1,859
Total intangible assets		$8,361	$6,239	$2,122	$8,361	$5,661	$2,700

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which $600 has not been received. Of the $2,200, $750 has not resulted in cash outflows as of June 30, 2019. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of loss.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2019	$578
2020	314
2021	314
2022	314
2023	314
2024	288
$2,122

NOTE 8:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,				Three months ended June 30,
	2019 (unaudited)		2018 (unaudited)		2019 (unaudited)		2018 (unaudited)
Revenues based on customer location:
United States		$3,902		$3,828		$2,123	$2,121
Europe and Middle East (1)		6,334		5,166		2,992	2,713
Asia Pacific (2) (3) (4)		25,133		26,069		13,285	12,660
		$35,369		$35,063		$18,400	$17,494

(1) Germany		$5,188	$	*)		$2,599	$1,895
(2) China		$16,549		$12,935		$9,306	$6,802
(3) S. Korea	$	*)		$5,679	$	*)	$2,877
(4) Japan		$4,835		$5,147		$2,188	$2,523

*) Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)

Customer A	17%	11%	14%	16%
Customer B	15%	16%	17%	17%
Customer C	*)	15%	*)	16%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 9:    NET LOSS PER SHARE OF COMMON STOCK

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

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Numerator:
Net loss	$(3,809)	$(4,272)	$(1,512)	$(2,090)
Denominator (in thousands):
Basic weighted-average common stock outstanding	21,927	22,139	21,936	22,129
Effect of stock -based awards	—	—	—	—
Diluted weighted average common stock outstanding	21,927	22,139	21,936	22,129

Basic net loss per share	$(0.17)	$(0.19)	$(0.07)	$(0.09)
Diluted net loss per share	$(0.17)	$(0.19)	$(0.07)	$(0.09)

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,345,782 for both the three and six months ended June 30, 2019. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,283,607 for both the three and six months ended June 30, 2018.

NOTE 10:   COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the six months ended June 30, 2019, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2018	702,817	$19.88	4.3	$2,708
Granted	—	—
Exercised	(31,274)	17.15
Forfeited or expired	(730)	21.83
Outstanding as of June 30, 2019 (2)	670,813	$20.00	3.9	$3,677
Exercisable as of June 30, 2019 (3)	600,098	$19.27	3.6	$3,594

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 618,297 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 548,136 shares of the Company’s common stock issuable upon exercise.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

As of June 30, 2019, there was $71 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.1 years.

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

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved, effective immediately, an amendment to the RSU award granted to the Company’s Chief Executive Officer (the “CEO”) on February 19, 2019, consisting of 30,000 RSUs that vest in a three-year period (the “Prior RSU Award”). Based on feedback from stockholders during engagements with them prior to the Company’s 2019 annual meeting of stockholders, the Committee and the CEO mutually agreed to amend the Prior RSU Award. In lieu of the Prior RSU Award, the CEO would receive (1) 10,000 time-based RSUs with the same original three-year vesting schedule starting with 1/3 on February 19, 2020, and (2) an opportunity to receive up to 24,000 performance-based PSUs shares (the “PSUs”) based on the Company’s achievement of the 2019 license and related revenue goal approved by the Board (the “2019 License Revenue Target”). If the Company’s results equal 100% of the 2019 License Revenue Target, the CEO would receive 20,000 PSUs. If the Company’s results are between 90% to 99% of the 2019 License Revenue Target, the CEO would receive the same proportion of the 20,000 PSUs. If the Company’s results exceed 100% of the 2019 License Revenue Target, every 1% increase of the 2019 License Revenue Target, up to 120%, would result in an increase of 1% of the 20,000 PSUs to be awarded to the CEO. Subject to the Company achieving 90% of the 2019 License Revenue Target, the PSUs would vest in a three-year period, with 1/3 of the PSUs vest on February 19, 2020, and thereafter 1/3 of the remaining PSUs would vest on each of February 19, 2021 and February 19, 2022.

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2019, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	564,390	$32.28
Granted	375,600	28.15
Vested	(239,731)	29.53
Forfeited or expired	(25,290)	29.63
Unvested as of June 30, 2019	674,969	$30.95

As of June 30, 2019, there was $16,453 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Cost of revenue	$296	$325	$160	$168
Research and development, net	2,820	2,628	1,458	1,359
Sales and marketing	750	877	394	423
General and administrative	1,229	1,786	667	895
Total equity-based compensation expense	$5,095	$5,616	$2,679	$2,845

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2019 and December 31, 2018, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,850 and $9,100, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2019 (Unaudited)	December 31, 2018

Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$8	$—
Foreign exchange forward contracts	46	—
Total	$54	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	—	63
Total	$—	$77

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$29	$(126)	$13	$(107)
Foreign exchange forward contracts	289	(154)	99	(149)
	$318	$(280)	$112	$(256)

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(7)	$97	$(7)	$83
Foreign exchange forward contracts	(180)	99	(107)	94
	$(187)	$196	$(114)	$177

The Company recorded in cost of revenues and operating expenses a net gain of $114 and $187 during the three and six months ended June 30, 2019, respectively, and a net loss of $177 and $196 for the comparable periods of 2018, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 12:    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2019 (unaudited)			Three months ended June 30, 2019 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$(476)	$49	$(427)
Other comprehensive income (loss) before reclassifications	1,037	280	1,317	485	99	584
Amounts reclassified from accumulated other comprehensive income (loss)	26	(165)	(139)	8	(101)	(93)
Net current period other comprehensive income (loss)	1,063	115	1,178	493	(2)	491
Ending balance	$17	$47	$64	$17	$47	$64

	Six months ended June 30, 2018 (unaudited)			Three months ended June 30, 2018 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(586)	$—	$(586)	$(1,184)	$(4)	$(1,188)
Other comprehensive loss before reclassifications	(754)	(250)	(1,004)	(159)	(229)	(388)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	175	173	1	158	159
Net current period other comprehensive loss	(756)	(75)	(831)	(158)	(71)	(229)
Ending balance	$(1,342)	$(75)	$(1,417)	$(1,342)	$(75)	$(1,417)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Unrealized gains (losses) on cash flow hedges	$4	$(4)	$2	$(3)	Cost of revenues
	165	(170)	101	(154)	Research and development
	5	(7)	3	(6)	Sales and marketing
	13	(15)	8	(14)	General and administrative
	187	(196)	114	(177)	Total, before income taxes
	22	(21)	13	(19)	Income tax expense (benefit)
	165	(175)	101	(158)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(35)	2	(11)	(2)	Financial income (loss), net
	(9)	—	(3)	(1)	Income tax expense (benefit)
	(26)	2	(8)	(1)	Total, net of income taxes
	$139	$(173)	$93	$(159)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 13: SHARE REPURCHASE PROGRAM

During the second quarter of 2019, the Company repurchased 103,013 shares of common stock at an average purchase price of $22.57 per share for an aggregate purchase price of $2,325. During the second quarter of 2018, the Company repurchased 269,734 shares of common stock at an average purchase price of $33.28 per share for an aggregate purchase price of $8,975. During the first six months ended June 30, 2019, the Company repurchased 194,316 shares of common stock at an average purchase price of $25.01 per share for an aggregate purchase price of $4,861. During the first six months ended June 30, 2018, the Company repurchased 311,056 shares of common stock at an average purchase price of $33.55 per share for an aggregate purchase price of $10,434. As of June 30, 2019, 160,864 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 14: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets to be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of such adoption on its consolidated financial statements.

NOTE 15: SUBSEQUENT EVENTS

In July 2019, the Company acquired the Hillcrest Labs business from InterDigital, Inc. (“InterDigital”) Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. Under the terms of the agreement, the Company agreed to pay an aggregate of $11,000 to purchase the Hillcrest Labs business, as well as non-exclusive rights to certain Hillcrest Labs’ patents retained by InterDigital, with $10,000 paid at closing and the remainder of $1,000 held in escrow to satisfy indemnification claims, if any. The final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

In August 2019, the Company entered into a technology investment and a strategic partnership agreement with a private company, Immervision, Inc. (“Immervision”), whereby the Company made a technology investment of $10,000 to secure exclusive licensing rights to Immervision’s advanced portfolio of patented wide-angle image processing technology and software. The final purchase price allocation for the investment has not been determined as of the filing of this Quarterly Report on Form 10-Q.

In August 2019, the Company set up a joint venture in China with a minority equity holding of 19.9%. The joint venture company is in its final stage of incorporation and plans to provide services to the semiconductor industry. The Company agreed to pay $199 for its equity holding.

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

Headquartered in Mountain View, California, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer digital signal processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, connected world. We partner with leading semiconductor and original equipment manufacturer (OEM) companies worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, industrial and Internet of Things (IoT).

Our ultra-low-power IPs include comprehensive DSP-based platforms and software that target smart sensing and connectivity devices. Our smart sensing portfolio includes advanced image processing and computer vision, AI for camera-enabled devices, audio, voice input and voice recognition technologies, AI for microphone-enabled devices, and Hillcrest Labs’ sensor processing and fusion for IMU and environmental sensor-enabled devices. Our connectivity portfolio includes 5G mobile broadband platforms for handsets, base station RAN, NB-IoT for low bit rate cellular, Bluetooth and WiFi technologies.

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies embed our IP into application-specific integrated circuits (“ASICs”) and into application-specific standard products (“ASSPs”) that they manufacture, market and sell to wireless, consumer, automotive and IoT companies. We believe that our licensing business is healthy with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 10 billion chips to date for a wide range of diverse end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the second quarter of 2019, we concluded nine licensing deals, all of which are for non-cellular handset baseband applications. Based on shipment data or our best estimates of the shipment data for the second quarter of 2019, shipments of CEVA-powered non-cellular baseband products grew 8% year-over-year to 95 million units. This data is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

In July 2019, we expanded our smart sensing product portfolio and market reach with two strategic transactions. We acquired the Hillcrest Laboratories, Inc. (“Hillcrest Labs”) business from InterDigital, Inc. (“InterDigital”) for $11 million in cash. Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. We also formed a strategic partnership and made a $10 million technology investment in Immervision, Inc. (“Immervision”). Immervision is a developer and licensor of wide-angle lenses and image processing technologies. Through this technology investment, we secured exclusive licensing rights to Immervision’s patented image processing and sensor fusion software portfolio for wide-angle cameras, which are broadly used in surveillance, smartphone, automotive, robotics and consumer applications.

These two strategic deals will enable us to further expand our product offerings and customer reach and allow us to move up the value chain and create tighter relationships with semiconductor companies and OEMs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is firmly established in the largest space in the semiconductor industry – baseband for mobile handsets. Our customer base maintains a strong industry presence in the handset space, in particular in premium-tier and low-tier LTE smartphones and 2G feature phones.

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

●

Our specialization and competitive edge in signal processing platforms for 5G base station RAN and handsets put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and benefit from new 5G usage models, such as fixed wireless access, remote radio heads, cellular backhaul, small cells, automotive, industrial and other machine to machine devices. In the first half of 2019, we signed three 5G-related deals.

●

Our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market. In the first half of 2019, we signed eleven deals. Our addressable market size for Bluetooth, Wi-Fi and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports.

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

●

Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms and deep learning capabilities provide highly compelling offerings for any camera-enabled device such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per research from Yole Dévelopement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022. We have already signed more than fifty licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications. Furthermore, our recent technology investment in Immervision adds an advanced portfolio of patented wide-angle image processing software to our product offerings for intelligent vision. This includes real-time adaptive de-warping, stitching, image color and contrast enhancement, electronic image stabilization and Data-in-Picture proprietary technology, which integrate within each video frame fused sensory data, such as that offered by Hillcrest Labs. We believe the addition of these technologies augments our CEVA-XM4 and CAVA-XM6 DSPs and are value-adds for our customers.

●

Neural networks are increasingly being deployed for a wide range of markets in order to make devices “smarter.” These markets include IoT, smartphones, surveillance, automotive, robotics, medical and industrial. To address this significant and lucrative opportunity, we introduced NeuPro™ - a family of AI processors for deep learning at the edge. These self-contained AI processors bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years. In the first quarter of 2019, we concluded an agreement with one of the world’s leading automotive OEMs for our NeuPro AI processors targeting autonomous driving.

●

Our recent acquisition of the Hillcrest Labs sensor fusion business from InterDigital allows us to address an important technology for smart sensing in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including smartphones, laptops, tablets, wireless earbuds, TVs and remote controls, AR and VR headsets, drones, robots and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 100 million devices, indicative of its market traction and excellence. As a result, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be composed of a range of different products at different royalty ASPs spanning from high volume Bluetooth to high value base station RAN. The royalty ASP of our other products will be in between these edges.

At our first investor and analyst day held on January 14, 2019 in New York City, we presented our anticipated financial metrics for year 2022. We forecasted that our licensing revenue in 2022 will grow approximately 10% to 20% from the 2018 levels, our royalty revenue will be approximately two times the 2018 levels, and our non-GAAP net income will be approximately three times the 2018 levels.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $18.4 million and $35.4 million for the second quarter and first half of 2019, respectively, representing an increase of 5% and 1%, respectively, as compared to the corresponding periods in 2018. For the second quarter and first half of 2019, the increase was principally due to higher licensing and related revenues in comparison to the corresponding periods in 2018.

Five largest customers accounted for 55% and 50% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 62% and 53% for the comparable periods in 2018. Two customers accounted for 14% and 17% of our total revenues for the second quarter of 2019, as compared to three customers that accounted for 16%, 17% and 16% of our total revenues for the second quarter of 2018. Two customers accounted for 17% and 15% of our total revenues for the first half of 2019, as compared to three customers that accounted for 11%, 16% and 15% of our total revenues for the first half of 2018. Sales to Spreadtrum represented 17% and 15% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 17% and 16% for the comparable periods in 2018. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2019, and collectively represented 76% and 73% of our total royalty revenues for the second quarter and first half of 2019, respectively. Three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2018, and collectively represented 78% and 76% of our total royalty revenues for the second quarter and first half of 2018, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

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

	First Half 2019	First Half 2018	Second Quarter 2019	Second Quarter 2018

Connectivity products	77%	78%	82%	81%
Smart sensing products	23%	22%	18%	19%

We expect to continue to generate a significant portion of our revenues for 2019 from the above products and services.

Licensing and Related Revenues

Licensing and related revenues were $10.8 million and $21.8 million for the second quarter and first half of 2019, respectively, representing both an increase of 8%, as compared to the corresponding periods in 2018. The increase in licensing and related revenues for the second quarter of 2019 was due to an increase in connectivity products licensing activities, and an increase in licensing and related revenues for the first half of 2019 was due to an increase in both connectivity products, as well as the smart sensing products licensing activities for a broad range of deals signed in non-handset markets. Such new deals included cellular IoT, sound and Bluetooth for wireless earbuds, AI and computer vision for consumer cameras, Wi-Fi access points, strategic deals for autonomous driving, 5G applications for different market use cases like base station RAN, mmwave small cells and cellular V2X. In the first six months of 2019, we signed a total of seventeen deals by capitalizing on a healthy design environment, in particular in the U.S., China and Japan, and on our technology excellence in wireless connectivity and smart sensing, enabling us to maintain a robust licensing pipeline.

Licensing and related revenues accounted for 59% and 62% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 57% for both the comparable periods of 2018. Overall, we perceive a healthy demand for our products in the second quarter of 2019. During the second quarter of 2019, we concluded nine new licensing deals, three were on smart sensing products and six were for connectivity products with overall four first time customers. Geographically, three of the deals signed were in China, two were in the U.S., and four were in the APAC region, including Japan.

Royalty Revenues

Royalty revenues were $7.6 million and $13.6 million for the second quarter and first half of 2019, respectively, representing an increase of 2% and a decrease of 9%, respectively, as compared to the corresponding periods in 2018. Royalty revenues accounted for 41% and 38% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 43% for both comparable periods of 2018. The slight increase in royalty revenues for the second quarter of 2019 and the decrease in royalty revenues for the first half of 2019 mainly reflected a decrease in smartphone handset shipments due to market softness and excess channel inventory of our customers, partially offset by higher shipments of non-handset baseband products. We expect a substantial increase in royalties in the second half of the year, starting with more than a 60% sequential increase for the third quarter of 2019. This includes the initial contribution from Hillcrest Labs and should account for one of the highest royalty revenue quarters in the company’s history.

Our customers reported sales of 217 million and 392 million chipsets incorporating our technologies for the second quarter and first half of 2019, respectively, a decrease of 2% and 6% from the corresponding periods in 2018 for actual shipments reported. The decreases are due to the same reasons as set forth above for the decrease in royalty revenues.

The five largest royalty-paying customers accounted for 85% and 83% of our total royalty revenues for the second quarter and first half of 2019, respectively, as compared to 83% and 84% for the comparable periods of 2018.

Geographic Revenue Analysis

	First Half 2019		First Half 2018		Second Quarter 2019		Second Quarter 2018
	(in millions, except percentages)				(in millions, except percentages)
United States	$3.9	11%	$3.8	11%	$2.1	12%	$2.1	12%
Europe and Middle East (1)	$6.3	18%	$5.2	15%	$3.0	16%	$2.7	16%
Asia Pacific (2) (3) (4)	$25.1	71%	$26.1	74%	$13.3	72%	$12.7	72%

(1) Germany	$5.2	15%	*)	*)	$2.6	14%	$1.9	11%
(2) China	$16.5	47%	$12.9	37%	$9.3	51%	$6.8	39%
(3) S. Korea	*)	*)	$5.7	16%	*)	*)	$2.9	16%
(4) Japan	$4.8	14%	$5.1	15%	$2.2	12%	$2.5	14%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.5 million and $4.5 million for the second quarter and first half of 2019, respectively, as compared to $2.0 million and $4.0 million for the comparable periods of 2018. Cost of revenues accounted for 14% and 13% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 11% for both the comparable periods of 2018. The increase for the second quarter of 2019 principally reflected higher customization work for our licensees and higher third-party IP costs (associated with the NB-IoT product line). The increase for the first half of 2019 principally reflected higher customization work for our licensees. Included in cost of revenues for the second quarter and first half of 2019 was a non-cash equity-based compensation expense of $160,000 and $296,000, respectively, as compared to $168,000 and $325,000 for the comparable periods of 2018.

We anticipate that our cost of revenues will increase in 2019 as compared to 2018, partially due to higher expenses of up to $2 million for engineering customization-related expenses that will be allocated from our research and developments costs to cost of revenues on a 5G-related license deal executed in 2018, as well as the addition of the expenses of the Hillcrest Labs business starting in the third quarter of 2019.

Gross Margin

Gross margin for the second quarter and first half of 2019 was 86% and 87%, respectively, as compared to 89% for both comparable periods of 2018. The decrease for both the second quarter and first half of 2019 mainly reflected higher cost of revenues as set forth above.

Operating Expenses

Total operating expenses were $18.1 million and 36.0 million for the second quarter and first half of 2019, respectively, as compared to $18.2 million and $36.7 million for the comparable periods of 2018. The net decrease in total operating expenses for both the second quarter and first half of 2019 principally reflected higher research grants received (mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”)), partially offset by higher salary and employee-related costs, mainly due to higher headcount.

We expect that as a result of the acquisition of the Hillcrest Labs business in July 2019 that our operating expenses will include, starting from the third quarter of 2019, the ongoing Hillcrest Labs expenses, which are expected to be approximately an additional $1.5 million per quarter, which expenses exclude amortizations as the final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

Research and Development Expenses, Net

Our research and development expenses, net, were $12.4 million and $24.7 million for the second quarter and first half of 2019, respectively, as compared to $11.8 million and $23.9 million for the comparable periods of 2018. The net increase for both the second quarter and first half of 2019 principally reflected higher salary and employee-related costs, mainly due to higher headcount, partially offset by higher research grants received, mainly from the IIA. Included in research and development expenses for the second quarter and first half of 2019 were non-cash equity-based compensation expenses of $1,458,000 and $2,820,000, respectively, as compared to $1,359,000 and $2,628,000 for the comparable periods of 2018. Research and development expenses as a percentage of our total revenues were 67% and 70% for the second quarter and first half of 2019, respectively, as compared to 68% for both the comparable periods of 2018. The percentage decrease for the second quarter of 2019, as compared to the comparable period of 2018, is due to higher total revenues for the second quarter of 2019, as compared to the comparable period of 2018, offset by the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2019 and 2018. The percentage increase for the first half of 2019 as compared to the comparable period of 2018 is due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2019 and 2018.

The number of research and development personnel was 267 at June 30, 2019, as compared to 236 at June 30, 2018.

We anticipate that our research and development expenses will continue to increase in 2019. With our newly announced products, the new Hillcrest Labs business and continued momentum with our existing licensing business, we will continue to innovate and reinforce our leadership, but with disciplined investments in research and development. The increase will be approximately $5 million, mainly associated with investments in headcount, employee-related costs and EDA tools.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.0 million and $6.0 million for the second quarter and first half of 2019, respectively, as compared to $3.4 million and $6.6 million for the comparable periods of 2018. The decrease for the second quarter of 2019 primarily reflected lower marketing and trade shows activities. The decrease for the first half of 2019 primarily reflected lower marketing and trade shows activities, lower salary and employee-related costs and lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2019 were non-cash equity-based compensation expenses of $394,000 and $750,000, respectively, as compared to $423,000 and $877,000 for the comparable periods of 2018. Sales and marketing expenses as a percentage of our total revenues were 16% and 17% for the second quarter and first half of 2019, respectively, as compared to 19% for both comparable periods of 2018.

The total number of sales and marketing personnel was 32 at June 30, 2019, as compared to 34 at June 30, 2018.

General and Administrative Expenses

Our general and administrative expenses were $2.5 million and $4.9 million for the second quarter and first half of 2019, respectively, as compared to $2.8 million and $5.8 million for the comparable periods of 2018. The decrease for the second quarter of 2019 primarily reflected lower non-cash equity-based compensation expenses. The decrease for the first half of 2019 primarily reflected lower salary and employee-related costs as well as lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2019 were non-cash equity-based compensation expenses of $667,000 and $1,229,000, as compared to $895,000 and $1,786,000 for the comparable periods of 2018. General and administrative expenses as a percentage of our total revenues were 14% for both the second quarter and first half of 2019, as compared to 16% and 17% for comparable periods of 2018. The percentage decrease for both the second quarter and first half of 2019 is due to the same reasons as set forth above for the decrease in general and administrative expenses in absolute dollars.

The number of general and administrative personnel was 32 at June 30, 2019, as compared to 30 at June 30, 2018.

Amortization of intangible assets

Our amortization charges were $0.2 million and $0.4 for the second quarter and first half of 2019, respectively, as compared to $0.1 million and $0.5 million for the comparable periods of 2018. The charges were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves in July 2014. As of June 30, 2019, the net amount of intangible assets related to the acquisition of RivieraWaves was $0.4 million.

Financial Income, Net (in millions)

	First Half 2019	First Half 2018	Second Quarter 2019	Second Quarter 2018
Financial income, net	$1.70	$1.70	$0.90	$0.78
of which:
Interest income and gains and losses from marketable securities, net	$1.90	$1.81	$0.97	$0.94
Foreign exchange loss	$(0.20)	$(0.11)	$(0.07)	$(0.16)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.07 million and $0.20 million for the second quarter and first half of 2019, respectively, as compared to foreign exchange loss of $0.16 million and $0.11 million for the comparable periods of 2018.

Provision for Income Taxes

Our income tax expenses were $0.2 million and $0.4 million for the second quarter and first half of 2019, respectively, as compared to income tax expenses of $0.2 million and $0.4 million for the comparable periods of 2018. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 31.0% tax rate on its profits, with the first €500,000 of taxable profit being subject to a reduced 28% rate.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first six months of 2019, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first six months of 2019. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first six months of 2019. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

See our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019, for a discussion of additional critical accounting policies and estimates. Except for policy changes in accounting for leases associated with our adoption of Topic 842 (see Note 2 “Significant Accounting Policies- Leases” in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had approximately $24.5 million in cash and cash equivalents, $50.4 million in short term bank deposits, $76.1 million in marketable securities, and $14.7 million in long term bank deposits, totaling $165.7 million, as compared to $167.7 million at December 31, 2018. The decrease for the first half of 2019 principally reflected funds used to repurchase 194,316 shares of common stock for an aggregate consideration of approximately $4.9 million, partially offset by cash provided by operations and cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $165.7 million, $136.1 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2019, we invested $10.4 million of cash in bank deposits and marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $16.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2019. For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2019.

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

Operating Activities

Cash provided by operating activities for the first half of 2019 was $1.3 million and consisted of net loss of $3.8 million, adjustments for non-cash items of $7.6 million, and changes in operating assets and liabilities of $2.5 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization of intangible assets, $5.1 million of equity-based compensation expenses and $0.3 million of amortization of premiums on available-for-sale marketable securities. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $3.4 million (mainly as a result of payment of a yearly design tool subscription), an increase in accrued interest on bank deposits of $0.7 million, an increase in deferred taxes, net of $0.7 million, a decrease in deferred revenues of $1.2 million and a decrease in payroll and related benefits of $0.8 million, partially offset by a decrease in trade receivables of $4.1 million (mainly as a result of a decrease in unbilled receivables associated with royalties).

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

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from research and development government grants and French research tax credits, and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash provided by investing activities for the first half of 2019 was $4.7 million, compared to $5.4 million of net cash used in investing activities for the comparable period of 2018. We had a cash outflow of $5.0 million and a cash inflow of $7.3 million with respect to investments in marketable securities during the first half of 2019, as compared to a cash outflow of $13.8 million and a cash inflow of $12.7 million with respect to investments in marketable securities during the first half of 2018. For the first half of 2019, we had net proceeds of $3.8 million from bank deposits, as compared to net investments of $0.3 million in bank deposits for the comparable period of 2018. We had a cash outflow of $1.4 million and $2.2 million during the first half of 2019 and 2018, respectively, from purchase of property and equipment. For the first half of 2018, we had a cash outflow of $1.7 million from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash used in financing activities for the first half of 2019 was $3.7 million, as compared to $9.4 million of net cash used in financing activities for the comparable period of 2018. The decrease is due to the use of cash for share repurchases, less proceeds received from the exercise of stock-based awards, both as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first half of 2019, we repurchased 194,316 shares of common stock pursuant to our share repurchase program, at an average purchase price of $25.01 per share, for an aggregate purchase price of $4.9 million. During the first half of 2018, we repurchased 311,056 shares of common stock pursuant to our share repurchase program, at an average purchase price of $33.35 per share, for an aggregate purchase price of $10.4 million. As of June 30, 2019, we have 160,864 shares available for repurchase.

During the first half of 2019, we received $1.2 million from the exercise of stock-based awards, as compared to $1.1 million received for the comparable period of 2018.

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

SUBSEQUENT EVENTS

In July 2019, we acquired the Hillcrest Labs business from InterDigital. Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. Under the terms of the agreement, we agreed to pay an aggregate of $11 million to purchase the Hillcrest Labs business, as well as non-exclusive rights to certain Hillcrest Labs’ patents retained by InterDigital, with $10 million paid at closing and the remainder of $1 million held in escrow to satisfy indemnification claims, if any. The final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

In August 2019, we entered into a strategic partnership agreement with a private company, Immervision, whereby we made a technology investment of $10 million to secure exclusive licensing rights to Immervision’s advanced portfolio of patented wide-angle image processing technology and software. The final purchase price allocation for the investment has not been determined as of the filing of this Quarterly Report on Form 10-Q.

In August 2019, we set up a joint venture in China with a minority equity holding of 19.9%. We are in the final stage of incorporating the joint venture and plan to provide services to the semiconductor industry. We agreed to pay $0.2 million for our equity holding.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $72,000 and $205,000 for the second quarter and first half of 2019, respectively, and a foreign exchange loss of $162,000 and $111,000 for the comparable periods of 2018.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2019, we recorded accumulated other comprehensive loss of $2,000 and accumulated other comprehensive gain of $115,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2018, we recorded accumulated other comprehensive loss of $71,000 and $75,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2019, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $47,000, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net gain of $114,000 and $187,000 for the second quarter and first half of 2019, respectively, and a net loss of $177,000 and $196,000 for the comparable periods of 2018, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2019, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2019. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.97 million and $1.90 million for the second quarter and first half of 2019, respectively, as compared to $0.94 million and $1.81 million for the comparable periods of 2018. The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held.

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

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2018 other than (1) changes to the Risk Factor below entitled: “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance ; (2) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and change to the Risk Factors below entitled “Our operating results are affected by the highly cyclical nature of the semiconductor industry.”

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

●	we compete in the audio and voice applications market with Arm Limited, Cadence, Synopsys and Verisilicon.

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

●

the approvals, amounts and timing of Israeli research and development government grants from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), EU grants and French research tax credits;

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 15% and 16% of our total revenues for the first half of 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first half of 2019 and 2018, and collectively represented 73% and 76% of our total royalty revenues for the first half of 2019 and 2018, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues, which may vary period to period.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates.  We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology.  Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 41% and 38% of our total revenues for the second quarter and first half of 2019, respectively, as compared to 43% for both comparable periods of 2018. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

A significant portion of our revenues in general and particularly our royalty revenues are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. As an example, Intel Corporation recently announced its intention to exit the 5G smartphone modem business and the sale of such business to Apple. As we do not know if and when this deal will be completed, nor Apple’s plans with regards to CEVA’s technology as used by Intel, such decisions may in future periods have an adverse effect on our royalty revenues. Since a significant portion of our revenues is derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 89% of our total revenues for the first half of 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

General trade tensions between the U.S. and China have been escalating since 2018, and are not fully resolved yet. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $2,987,000 in the first half of 2019. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in both 2018 and 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2018 and 2017 as compared to prior years.

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

We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules, effective as of January 1, 2018, an entity recognizes sales and usage-based royalties as revenue only when the later of the following events occurs: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty allocated has been satisfied (or partially satisfied). Recognizing royalty revenue on a lag time basis is not permitted. As a result, the royalties we generate from customers is based on royalty of units shipped during the quarter as estimated by our customers, not a quarter in arrears that we previously report. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including uncertainty associated with royalty revenues for the quarter based on estimates provided by our customer, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $24.7 million and $23.9 million for the first half of 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We operate within the semiconductor industry which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. These factors could cause substantial fluctuations in our revenues and in our results of operations.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2019 to April 30, 2019)	__	__	__	263, 877
Month #2 (May 1, 2019 to May 31, 2019)	91,030	$22.31	91,030	172,847
Month #3 (June 1, 2019 to June 30, 2019)	11,983	$24.55	11,983	160,864
TOTAL	103,013	$22.57	103,013	160,864	(2)

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

CEVA, INC.

Date: August 9, 2019	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 9, 2019	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)