Form 10-Q
period 2019-09-30
CEVA INC
filed 2019-11-12
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended: September 30, 2019

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,992,936 of common stock, $0.001 par value, as of November 4, 2019.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018	6
	Interim Condensed Consolidated Statements of Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018	7
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018	8
	Interim Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018	9
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018	10
	Notes to the Interim Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	47
Item 6	Exhibits	47
SIGNATURES		48

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●        Our forecast that in 2022, our licensing and related revenue will have grown approximately 10% to 20% from the 2018 licensing revenue level , our royalty revenue will be approximately two times as compared to the 2018 royalty revenue and our non GAAP net income will be approximately three times as compared to 2018 non GAAP net income;

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

● Our expectation that a new 5G chip powered by our DSP will be in the market in 2020;

● Our belief that the emergence of voice assisted smart devices offers an additional growth segment for us in handsets, wireless earbuds, smart home, automotive and consumer devices;

● Our belief that our WhisPro speech recognition technology and ClearVox voice input software put us in a stronger position to power audio and voice roadmaps across a range of addressable end markets;

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

●        Our belief that our specialization and competitive edge in signal processor platforms for 5G base station RAN put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and new 5G infrastructure usage models;

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

●        Our expectation of significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be comprised of a range of different products at different royalty ASPs spanning from high volume Bluetooth to high value base station RAN, as well as royalty ASP of our other products being in between the two ranges;

●        Our expectations that royalty revenue will substantially increase in the second half of 2019 with more than a 10% sequential increase for the fourth quarter of 2019 and should account for one of the highest royalty revenue quarters in the Company’s history;

●        Our expectation that as a result of the acquisition of the Hillcrest Labs business, our operating expenses will include, starting from the third quarter of 2019, the ongoing Hillcrest Labs expenses, which is expected to be approximately an additional $1.5 million per quarter, not including amortizations and equity based compensation expenses;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2019	December 31, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$14,851	$22,260
Short term bank deposits	56,991	46,139
Marketable securities	70,462	77,469
Trade receivables	26,813	26,156
Prepaid expenses and other current assets	5,682	5,264
Total current assets	174,799	177,288
Long-term assets:
Bank deposits	5,330	21,864
Severance pay fund	9,732	9,026
Deferred tax assets, net	10,891	5,924
Property and equipment, net	7,891	7,344
Operating lease right-of-use assets	10,688	—
Goodwill	51,070	46,612
Intangible assets, net	17,353	2,700
Investments in other company	936	936
Other long-term assets	5,235	5,569
Total long-term assets	119,126	99,975
Total assets	$293,925	$277,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,319	$632
Deferred revenues	4,766	3,593
Accrued expenses and other payables	4,003	4,344
Accrued payroll and related benefits	13,164	13,183
Operating lease liabilities	2,442	—
Total current liabilities	25,694	21,752
Long-term liabilities:
Accrued severance pay	10,447	9,632
Operating lease liabilities	7,879	—
Other accrued liabilities	545	—
Total long-term liabilities	18,871	9,632
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at September 30, 2019 (unaudited) and December 31, 2018. 21,984,178 and 21,787,860 shares outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	22	22
Additional paid in-capital	225,483	223,250
Treasury stock at cost (1,610,982 and 1,807,300 shares of common stock at September 30, 2019 (unaudited) and December 31, 2018, respectively)	(35,492)	(39,132)
Accumulated other comprehensive loss	(22)	(1,114)
Retained earnings	59,369	62,853
Total stockholders’ equity	249,360	245,879
Total liabilities and stockholders’ equity	$293,925	$277,263

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Licensing and related revenue	$33,084	$29,907	$11,269	$9,786
Royalties	25,756	26,569	12,202	11,627
Total revenues	58,840	56,476	23,471	21,413
Cost of revenues	7,283	5,966	2,767	2,006
Gross profit	51,557	50,510	20,704	19,407
Operating expenses:
Research and development, net	38,593	35,756	13,873	11,897
Sales and marketing	8,809	9,302	2,832	2,727
General and administrative	8,360	8,193	3,509	2,406
Amortization of intangible assets	1,177	676	757	225
Total operating expenses	56,939	53,927	20,971	17,255
Operating income (loss)	(5,382)	(3,417)	(267)	2,152
Financial income, net	2,299	2,535	603	831
Income (loss) before taxes on income	(3,083)	(882)	336	2,983
Income taxes expense (benefit)	(49)	847	(439)	440
Net income (loss)	$(3,034)	$(1,729)	$775	$2,543

Basic net income (loss) per share	$(0.14)	$(0.08)	$0.04	$0.12
Diluted net income (loss) per share	$(0.14)	$(0.08)	$0.03	$0.11

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	21,936	22,091	21,953	21,997
Diluted	21,936	22,091	22,404	22,428

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss):	$(3,034)	$(1,729)	$775	$2,543
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,131	(863)	(93)	16
Reclassification adjustments for (gains) losses included in net income (loss)	38	30	3	32
Net change	1,169	(833)	(90)	48
Cash flow hedges:
Changes in unrealized gains (losses)	401	(259)	83	21
Reclassification adjustments for (gains) losses included in net income (loss)	(304)	259	(117)	63
Net change	97	—	(34)	84
Other comprehensive income (loss) before tax	1,266	(833)	(124)	132
Income tax expense (benefit) related to components of other comprehensive income (loss)	174	(135)	(38)	(1)
Other comprehensive income (loss), net of taxes	1,092	(698)	(86)	133
Comprehensive income (loss)	$(1,942)	$(2,427)	$689	$2,676

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(3,034)	(3,034)
Other comprehensive income	—	—		—	—	1,092	—	1,092
Equity-based compensation	—	—		7,847	—	—	—	7,847
Purchase of treasury stock	(194,316)	—		—	(4,861)	—	—	(4,861)
Issuance of treasury stock upon exercise of stock-based awards	390,634	—	(*)	(5,614)	8,501	—	(450)	2,437
Balance as of September 30, 2019	21,984,178	$22		$225,483	$(35,492)	$(22)	$59,369	$249,360

	Common stock
Three months ended September 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645
Net loss	—	—		—	—	—	775	775
Other comprehensive loss	—	—		—	—	(86)	—	(86)
Equity-based compensation	—	—		2,752	—	—	—	2,752
Issuance of treasury stock upon exercise of stock-based awards	91,050	—	(*)	(575)	2,006	—	(157)	1,274
Balance as of September 30, 2019	21,984,178	$22		$225,483	$(35,492)	$(22)	$59,369	$249,360

	Common stock
Nine months ended September 30, 2018	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2018	22,064,007	$22		$217,417	$(26,056)	$(586)	$53,873	$244,670
Net loss	—	—		—	—	—	(1,729)	(1,729)
Other comprehensive loss	—	—		—	—	(698)	—	(698)
Equity-based compensation	—	—		8,083	—	—	—	8,083
Purchase of treasury stock	(527,212)	—		—	(16,742)	—	—	(16,742)
Issuance of treasury stock upon exercise of stock-based awards	365,581	—	(*)	(4,252)	6,630	—	(129)	2,249
Cumulative effect of adoption of new accounting standard	—	—		—	—	—	8,555	8,555
Balance as of September 30, 2018	21,902,376	$22		$221,248	$(36,168)	$(1,284)	$60,570	$244,388

	Common stock
Three months ended September 30, 2018	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2018	22,030,598	$22		$219,333	$(31,640)	$(1,417)	$58,068	$244,366
Net income	—	—		—	—	—	2,543	2,543
Other comprehensive income	—	—		—	—	133	—	133
Equity-based compensation	—	—		2,467	—	—	—	2,467
Purchase of treasury stock	(216,156)	—		—	(6,308)	—	—	(6,308)
Issuance of treasury stock upon exercise of stock-based awards	87,934	—	(*)	(552)	1,780	—	(41)	1,187
Balance as of September 30, 2018	21,902,376	$22		$221,248	$(36,168)	$(1,284)	$60,570	$244,388

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,034)	$(1,729)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	2,274	1,914
Amortization of intangible assets	1,412	938
Equity-based compensation	7,847	8,083
Realized loss, net on sale of available-for-sale marketable securities	38	30
Amortization of premiums on available-for-sale marketable securities	427	609
Unrealized foreign exchange loss	461	141
Changes in operating assets and liabilities:
Trade receivables	(657)	1,658
Prepaid expenses and other assets	(1,458)	(3,815)
Operating lease right-of-use assets	(903)	—
Accrued interest on bank deposits	(945)	(643)
Deferred tax, net	(3,856)	(949)
Trade payables	689	557
Deferred revenues	1,209	(785)
Accrued expenses and other payables	(257)	(802)
Accrued payroll and related benefits	251	(1,329)
Operating lease liability	823	—
Income taxes payable	(63)	55
Accrued severance pay, net	60	149
Net cash provided by operating activities	4,318	4,082

Cash flows from investing activities:
Acquisition of business	(11,000)	—
Purchase of property and equipment	(2,664)	(2,913)
Purchase of intangible assets	(10,140)	(1,960)
Investment in bank deposits	(13,346)	(21,596)
Proceeds from bank deposits	20,165	22,065
Investment in available-for-sale marketable securities	(18,738)	(15,516)
Proceeds from maturity of available-for-sale marketable securities	3,888	10,122
Proceeds from sale of available-for-sale marketable securities	22,561	7,803
Net cash used in investing activities	(9,274)	(1,995)

Cash flows from financing activities:
Purchase of treasury stock	(4,861)	(16,742)
Proceeds from exercise of stock-based awards	2,437	2,249
Net cash used in financing activities	(2,424)	(14,493)
Effect of exchange rate changes on cash and cash equivalents	(29)	(121)
Decrease in cash and cash equivalents	(7,409)	(12,527)
Cash and cash equivalents at the beginning of the period	22,260	21,739
Cash and cash equivalents at the end of the period	$14,851	$9,212

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$3,845	$3,716
Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$—	$8,555
Property and equipment purchases incurred but unpaid at period end	$—	$54
Intangible assets purchases incurred but unpaid at period end	$—	$750
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,881	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs in two types of categories: wireless connectivity and smart sensing products. These products include comprehensive DSP-based platforms for 5G baseband processing in mobile and infrastructure, advanced imaging and computer vision for any camera-enabled device and audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For sensor fusion, following the acquisition of the business of Hillcrest Laboratories, Inc. (“Hillcrest Labs”) as discussed in Note 3, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls, and IoT. For artificial intelligence, CEVA offers a family of AI processors capable of handling the complete gamut of neural network workload and on-device. For wireless IoT, CEVA offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 5- Leases.

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

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $9,785 and operating lease liabilities of $9,498. The ROU assets include adjustments for prepayments in the amount of $287. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income (loss) and statements of cash flows.

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

Reclassification

During the period, the Company changed the classification of prepaid expenses and other assets and deferred tax assets, net, in order to properly reflect the nature of such activities.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 3: ACQUISITIONS

In July 2019, the Company acquired the Hillcrest Labs business from InterDigital, Inc. (“InterDigital”). Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. Under the terms of the agreement, the Company agreed to pay an aggregate of $11,204 to purchase the Hillcrest Labs business, as well as non-exclusive rights to certain Hillcrest Labs’ patents retained by InterDigital, with $10,000 paid at closing, $204 of which is a contingent consideration that is expected to be paid during the fourth quarter of 2019, and the remainder of $1,000 held in escrow to satisfy indemnification claims, if any.

The milestone-based contingent payment is calculated based on payments to be received by the Company for certain products to be sold by the Company prior to October 15, 2019. These milestone-based contingent payments were measured at fair value on the closing date and recorded as a liability on the balance sheet in the amount of $204.

In addition, the Company incurred acquisition-related deal expenses and write-off of an acquired lease associated with the Hillcrest Labs transaction in a total amount of $846, which were included in general and administrative expenses for the three and nine months ended September 30, 2019. Acquisition-related costs included legal, accounting and consulting fees, and other external costs directly related to the acquisition.

Goodwill generated from this business combination is attributed to synergies between the Company's and Hillcrest Lab's respective products and services.

The results of Hillcrest Lab's operations have been included in the consolidated financial statements since July 19, 2019. Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company's consolidated statement of income.

The preliminary purchase price allocation for the acquisition has been determined as follows:

Tangible assets (including inventory, property and equipment and other)	$681
Intangible assets:
Developed technologies	2,475
Customer relationships	3,518
Customer backlog	72
Goodwill	4,458
Total assets	$11,204

The acquisition of the Hillcrest Labs business has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations” (“ASC 805”). Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their fair values on the closing date.

The purchase price allocations have been prepared on a preliminary basis based on information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocations may result as additional information becomes available.

In August 2019, the Company entered into a strategic agreement with a private company, Immervision, Inc. (“Immervision”), whereby the Company made a strategic technology investment for a total consideration of $10,000 to secure exclusive licensing rights to Immervision’s advanced portfolio of patented wide-angle image processing technology and software. The Company considered the guidance in ASC 805 and determined that the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired have been included in the accompanying balance sheet from the date of acquisition.

The preliminary consideration for the investment has been determined as follows:

Intangible assets:
Core technologies	$10,000

The intangible assets will be amortized based on the pattern upon which the economic benefits of the intangible assets are to be utilized.

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

	Remainder of 2019	2020	2021
License and related revenues	$5,262	$7,884	$1,780

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Nine months ended September 30, 2019 (unaudited)			Three months ended September 30, 2019 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,809	$904	$7,713	$3,450	$361	$3,811
Europe and Middle East	2,848	10,397	13,245	1,241	5,670	6,911
Asia Pacific	23,427	14,455	37,882	6,578	6,171	12,749
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$23,324	$23,100	$46,424	$8,608	$10,424	$19,032
Smart sensing products (AI, audio/sound and imaging and vision)	9,760	2,656	12,416	2,661	1,778	4,439
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

Timing of revenue recognition
Products transferred at a point in time	$22,775	$25,756	$48,531	$7,468	$12,202	$19,670
Products and services transferred over time	10,309	—	10,309	3,801	—	3,801
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30, 2018 (unaudited)			Three months ended September 30, 2018 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$4,667	$1,420	$6,087	$1,483	$776	$2,259
Europe and Middle East	3,286	8,019	11,305	534	5,605	6,139
Asia Pacific	21,954	17,130	39,084	7,769	5,246	13,015
Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$21,769	$25,065	$46,834	$8,210	$11,189	$19,399
Smart sensing products (AI, audio/sound and imaging and vision)	8,138	1,504	9,642	1,576	438	2,014
Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

Timing of revenue recognition
Products transferred at a point in time	$22,163	$26,569	$48,732	$6,878	$11,627	$18,505
Products and services transferred over time	7,744	—	7,744	2,908	—	2,908
Total	$29,907	$26,569	$56,476	$9,786	$11,627	$21,413

Contract balances:

The following table provides information about trade receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018

Trade receivables	$7,967	$9,971
Unbilled receivables (associated with licensing and related revenue)	7,985	6,745
Unbilled receivables (associated with royalties)	10,861	9,440
Deferred revenues (short-term contract liabilities)	4,766	3,593

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

During the three and nine months ended September 30, 2019, the Company recognized $322 and $3,513, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2019.

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

Under Topic 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are now recognized on the balance sheet. The aggregate present value of lease agreements are recorded as a long-term asset titled ROU assets. The corresponding lease liabilities are split between operating lease liabilities within current liabilities and operating lease liabilities within long-term liabilities.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2019 (Unaudited)
weighted average remaining lease term (years)	7.62
weighted average discount rates	3.80%

Total operating lease cost during the three and nine months ended September 30, 2019 was $502 and $1,320, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $421 and $1,380 during the three and nine months ended September 30, 2019, respectively.

Maturities of lease liabilities are as follows:

The remainder of 2019	$705
2020	2,361
2021	1,566
2022	1,272
2023	1,192
2024 and thereafter	4,856
Total undiscounted cash flows	11,952
Less imputed interest	1,631
Present value of lease liabilities	$10,321

NOTE 6: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2019 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,245	$13	$(30)	$17,228
	17,245	13	(30)	17,228
Available-for-sale - matures after one year through five years:
Government bonds	501	—	(1)	500
Corporate bonds	52,770	162	(198)	52,734
	53,271	162	(199)	53,234

Total	$70,516	$175	$(229)	$70,462

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$6,094	$—	$(32)	$6,062
	6,094	—	(32)	6,062
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(5)	496
Corporate bonds	71,350	134	(1,320)	70,164
	72,598	134	(1,325)	71,407

Total	$78,692	$134	$(1,357)	$77,469

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2019 (unaudited)	$12,974	$(110)	$30,835	$(119)
As of December 31, 2018	$16,580	$(192)	$52,590	$(1,165)

As of September 30, 2019 and December 31, 2018, management believes the impairments are not other than temporary and therefore the impairment losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$1	$4	$1	$—
Gross realized losses from sale of available-for-sale marketable securities	$(39)	$(34)	$(4)	$(32)

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

The Company measures its marketable securities, foreign currency derivative contracts and investment in other company at fair value. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments. Investment in other company is classified within Level III as the Company estimates the value based on valuation methods using the observable transaction price on the transaction date and other unobservable inputs, including volatility, as well as rights and obligations of the securities the Company holds.

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	September 30, 2019 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Government bonds	$500	$—	$500	$—
Corporate bonds	69,962	—	69,962	—
Foreign exchange contracts	20	—	20	—

Description	December 31, 2018	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	$—	$747	$—
Government bonds	496	—	496	—
Corporate bonds	76,226	—	76,226	—
Investment in other company (1)	936	—	—	936

Liabilities:
Foreign exchange contracts	77	—	77	—

(1) Non- marketable equity securities remeasured during the year ended December 31, 2018.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	September 30, 2019 (unaudited)	December 31, 2018

Balance as of January 1,	$46,612	$46,612
Acquisition	4,458	—
Balance as of September 30,	$51,070	$46,612

(b)	Intangible assets:

		Nine months ended September 30, 2019 (unaudited)			Year ended December 31, 2018
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of RivieraWaves
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,586	210	5,796	4,955	841

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	176	3,342	—	—	—
Customer backlog	0.5	72	29	43	—	—	—
Core technologies	7.5	2,475	67	2,408	—	—	—

Intangible assets related to a technology investment in Immervision
Core technologies	6.4	10,000	274	9,726	—	—	—

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	2,200	576	1,624	2,200	341	1,859

Total intangible assets		$24,426	$7,073	$17,353	$8,361	$5,661	$2,700

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $610 has not resulted in cash outflows as of September 30, 2019. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2019	$1,021
2020	3,080
2021	3,075
2022	3,075
2023	2,399
2024 and thereafter	4,703
$17,353

NOTE 9: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.     Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,			Three months ended September 30,
	2019 (unaudited)		2018 (unaudited)	2019 (unaudited)		2018 (unaudited)
Revenues based on customer location:
United States		$7,713	$6,087		$3,811		$2,259
Europe and Middle East (1)		13,245	11,305		6,911		6,139
Asia Pacific (2) (3) (4)		37,882	39,084		12,749		13,015
		$58,840	$56,476		$23,471		$21,413

(1) Germany		$10,613	$8,582		$5,425		$5,600
(2) China		$25,542	$23,127		$8,993		$10,192
(3) S. Korea	$	*)	$7,152	$	*)	$	*)
(4) Japan		$6,544	$6,116	$	*)	$	*)

*) Less than 10%

b.     Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)

Customer A	19%	16%	23%	26%
Customer B	15%	16%	15%	16%
Customer C	*)	12%	*)	*)

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

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Numerator:
Net income (loss)	$(3,034)	$(1,729)	$775	$2,543
Denominator (in thousands):
Basic weighted-average common stock outstanding	21,936	22,091	21,953	21,997
Effect of stock -based awards	—	—	451	431
Diluted weighted average common stock outstanding	21,936	22,091	22,404	22,428

Basic net income (loss) per share	$(0.14)	$(0.08)	$0.04	$0.12
Diluted net income (loss) per share	$(0.14)	$(0.08)	$0.03	$0.11

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 105,901 shares for the three months ended September 30, 2019. The total number of shares related to the outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,385,525 for the nine months ended September 30, 2019. The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 136,113 shares for the three months ended September 30, 2018. The total number of shares related to the outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,273,610 for the nine months ended September 30, 2018.

NOTE 11: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the nine months ended September 30, 2019, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2018	702,817	$19.88	4.3	$2,708
Granted	—	—
Exercised	(54,114)	16.73
Forfeited or expired	(730)	21.83
Outstanding as of September 30, 2019 (2)	647,973	$20.14	3.7	$6,361
Exercisable as of September 30, 2019 (3)	611,677	$19.62	3.6	$6,313

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 601,167 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 565,070 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2019, there was $44 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over a weighted-average period of 1.0 years.

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2019, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	564,390	$32.28
Granted	489,099	27.77
Vested	(266,820)	29.78
Forfeited or expired	(49,117)	31.19
Unvested as of September 30, 2019	737,552	$30.27

As of September 30, 2019, there was $16,238 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Cost of revenue	$464	$480	$168	$155
Research and development, net	4,314	3,874	1,494	1,246
Sales and marketing	1,112	1,246	362	369
General and administrative	1,957	2,483	728	697
Total equity-based compensation expense	$7,847	$8,083	$2,752	$2,467

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,						Three months ended September 30,
	2019 (unaudited)			2018 (unaudited)			2019 (unaudited)	2018 (unaudited)
Expected dividend yield		0%			0%		0%	0%
Expected volatility	42%	-	43%	35%	-	42%	42%	38%
Risk-free interest rate	2.0%	-	2.5%	0.7%	-	2.2%	2.0%	2.2%
Contractual term of up to (months)		24			24		24	24

NOTE 12: DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2019 and December 31, 2018, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $3,450 and $9,100, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2019	December 31,
	(Unaudited)	2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$14	$—
Foreign exchange forward contracts	6	—
Total	$20	$—

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	—	63
Total	$—	$77

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive loss” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$62	$(128)	$33	$(2)
Foreign exchange forward contracts	339	(131)	50	23
	$401	$(259)	$83	$21

The net (gains) losses reclassified from “accumulated other comprehensive loss” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(34)	$117	$(27)	$20
Foreign exchange forward contracts	(270)	142	(90)	43
	$(304)	$259	$(117)	$63

The Company recorded in cost of revenues and operating expenses a net gain of $117 and $304 during the three and nine months ended September 30, 2019, respectively, and a net loss of $63 and $259, respectively, for the comparable periods of 2018, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2019 (unaudited)			Three months ended September 30, 2019 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$17	$47	$64
Other comprehensive income (loss) before reclassifications	977	354	1,331	(60)	74	14
Amounts reclassified from accumulated other comprehensive income (loss)	29	(268)	(239)	3	(103)	(100)
Net current period other comprehensive income (loss)	1,006	86	1,092	(57)	(29)	(86)
Ending balance	$(40)	$18	$(22)	$(40)	$18	$(22)

	Nine months ended September 30, 2018 (unaudited)			Three months ended September 30, 2018 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(586)	$—	$(586)	$(1,342)	$(75)	$(1,417)
Other comprehensive income (loss) before reclassifications	(726)	(232)	(958)	28	18	46
Amounts reclassified from accumulated other comprehensive income (loss)	28	232	260	30	57	87
Net current period other comprehensive income (loss)	(698)	—	(698)	58	75	133
Ending balance	$(1,284)	$—	$(1,284)	$(1,284)	$—	$(1,284)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Unrealized gains (losses) on cash flow hedges	$5	$(5)	$1	$(1)	Cost of revenues
	269	(225)	104	(55)	Research and development
	8	(10)	3	(3)	Sales and marketing
	22	(19)	9	(4)	General and administrative
	304	(259)	117	(63)	Total, before income taxes
	36	(27)	14	(6)	Income tax expense (benefit)
	268	(232)	103	(57)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(38)	(30)	(3)	(32)	Financial income (loss), net
	(9)	(2)	—	(2)	Income tax expense (benefit)
	(29)	(28)	(3)	(30)	Total, net of income taxes
	$239	$(260)	$100	$(87)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 14: SHARE REPURCHASE PROGRAM

The Company did not repurchase shares of common stock during the third quarter of 2019. During the third quarter of 2018, the Company repurchased 216,156 shares of common stock at an average purchase price of $29.18 per share for an aggregate purchase price of $6,308. During the first nine months ended September 30, 2019, the Company repurchased 194,316 shares of common stock at an average purchase price of $25.01 per share for an aggregate purchase price of $4,861. During the first nine months ended September 30, 2018, the Company repurchased 527,212 shares of common stock at an average purchase price of $31.76 per share for an aggregate purchase price of $16,742. As of September 30, 2019, 160,864 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 15: IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

NOTE 16: UNCERTAIN TAX POSITIONS

During both the three and nine months ended September 30, 2019, the Company recorded a tax benefit of $1,029 as a result of the completion of a tax audit for prior years in a certain foreign tax jurisdiction. The reduction in the unrecognized tax benefits balance for prior years as a result of the completion of the tax audit for the three and nine months ended September 30, 2019 was $2,164.

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

Headquartered in Mountain View, California, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer combinations of processors and software as licensable Intellectual Property (IP) platforms for a range of applications, including cellular, short-range wireless connectivity, AI, computer vision, voice, audio and sensor fusion. These IP platforms are licensed to customers who embed them into their System-on-Chip (SoC) and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial and medical devices.

Our ultra-low-power signal processing IPs are enabled by our own Digital Signal Processors (DSP) or an ARM / RISC-V CPU and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones and interial measurement units (IMU). Our camera platforms incorporate DSPs and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSPs and software technologies for noise cancellation, echo cancellation and voice recognition. Our IMU technologies include ARM-based software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow and time-of-flight (ToF), and sensor fusion for IMU and environmental sensor-enabled devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe that our licensing business is healthy with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 10 billion chips to date for a wide range of end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the third quarter of 2019, we concluded fourteen licensing deals, all of which are for non-cellular handset baseband applications. Based on shipment data or our best estimates of the shipment data for the third quarter of 2019, shipments of CEVA-powered non-cellular baseband products grew 29% year-over-year to reach 123 million units, a CEVA record high. This data is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

In July 2019, we expanded our smart sensing product portfolio and market reach with two strategic transactions. We acquired the Hillcrest Laboratories, Inc. (“Hillcrest Labs”) business from InterDigital, Inc. (“InterDigital”) and non-exclusive license rights to certain patents retained by InterDigital for $11.2 million in cash. Hillcrest Labs is a leading global supplier of software and components for sensor processing in a wide range of IoT devices. We also formed a strategic partnership and made a $10 million technology investment in Immervision, Inc. (“Immervision”). Immervision is a developer and licensor of wide-angle lenses and image processing technologies. Through this technology investment, we secured exclusive licensing rights to Immervision’s patented image processing and sensor fusion software portfolio for wide-angle cameras, which are broadly used in surveillance, smartphone, automotive, robotics and consumer applications.

These two strategic deals will enable us to further expand our product offerings and customer reach and allow us to move up the value chain and create tighter relationships with semiconductor companies and OEMs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space in the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing and currently have a solid market share in particular for premium-tier and low-tier LTE smartphones and feature phones. Recently, a key customer of ours announced the availability of a 5G chip powered by our DSP, which is expected to be in the market in 2020.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (“ASP”). Looking ahead, we believe our PentaG platform for 5G handsets is the most advanced cellular baseband IP in the industry today and puts us in a strong position to power 5G smartphones, fixed wireless and a range of machine to machine devices that will appear in cars, smart cities and industrial products.

●

Our specialization and competitive edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU) and Base Band Units (BBU), put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and benefit from new 5G infrastructure usage models, such as remote radio heads, cellular backhaul and small cells.

●

Our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market and value-add. Our addressable market size for Bluetooth, Wi-Fi and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports.

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, True Wireless Stereo (TWS) earbuds and headsets, mobile, smart home and consumer devices, offers an additional growth segment for us. To better address this market, we recently introduced our WhisPro speech recognition technology and ClearVox voice input software that are offered in conjunction with our audio/voice DSPs. These highly-integrated platforms, plus our proven track record in audio/voice processing with more than 6 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our CEVA-XM4 and CEVA-XM6 imaging and vision platforms and deep learning capabilities provide highly compelling offerings for any camera-enabled device such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per research from Yole Dévelopement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022. We have already signed more than fifty licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications. Furthermore, our recent technology investment in Immervision adds an advanced portfolio of patented wide-angle image processing software to our product offerings for intelligent vision. This includes real-time adaptive de-warping, stitching, image color and contrast enhancement, electronic image stabilization and Data-in-Picture proprietary technology, which integrate within each video frame fused sensory data, such as that offered by Hillcrest Labs. We believe the addition of these technologies augments our CEVA-XM4 and CEVA-XM6 DSPs and are value-adds for our customers.

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” To address this significant and lucrative opportunity, we recently introduced NeuPro-S™ - a second-generation family of AI processors for deep learning at the edge. These self-contained Vision/AI processors bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years. In the first quarter of 2019, we concluded an agreement with one of the world’s leading automotive OEMs for our NeuPro AI processor targeting autonomous driving. In the third quarter of 2019, we concluded an agreement with a global automotive semiconductor company for our latest NeuPro-S processor for their ADAS platform. These deals are indicative of the new licensing and royalty drivers in the coming years.

●

Our recent acquisition of the Hillcrest Labs sensor fusion business from InterDigital allows us to address an important technology for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 100 million devices, indicative of its market traction and excellence. As a result, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be comprised of a range of different products at different royalty ASPs spanning from high volume Bluetooth to high value base station RAN. The royalty ASP of our other products will be in between the two ranges.

At our first investor and analyst day held on January 14, 2019 in New York City, we presented our anticipated financial metrics for year 2022. We forecasted that our licensing and related revenue in 2022 will grow approximately 10% to 20% from the 2018 levels, our royalty revenue will be approximately two times the 2018 levels, and our non-GAAP net income will be approximately three times the 2018 levels.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $23.4 million and $58.8 million for the third quarter and first nine months of 2019, respectively, representing an increase of 10% and 4%, respectively, as compared to the corresponding periods in 2018. For the third quarter and first nine months of 2019, the increase was principally due to higher licensing and related revenues in comparison to the corresponding periods in 2018.

Five largest customers accounted for 54% and 48% of our total revenues for the third quarter and first nine months of 2019, respectively, as compared to 64% and 53% for the comparable periods in 2018. Two customers accounted for 23% and 15% of our total revenues for the third quarter of 2019, as compared to two customers that accounted for 26% and 16% of our total revenues for the third quarter of 2018. Two customers accounted for 19% and 15% of our total revenues for the first nine months of 2019, as compared to three customers that accounted for 16%, 16% and 12% of our total revenues for the first nine months of 2018. Sales to Spreadtrum represented 15% of our total revenues for both the third quarter and first nine months of 2019, as compared to 16% for both the comparable periods in 2018. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers and three royalty paying customers, each represented 10% or more of our total royalty revenues for the third quarter and first nine months of 2019, respectively, and collectively represented 65% and 74% of our total royalty revenues for the third quarter and first nine months of 2019, respectively. Three royalty paying customers each represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2018, and collectively represented 80% and 77% of our total royalty revenues for the third quarter and first nine months of 2018, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

Starting on January 1, 2019, certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Amounts under connectivity products classification are associated with all baseband for handsets (2G, 3G, 4G and 5G) and others (base station RAN, mmwave small cells and cellular V2X), Bluetooth, Wi-Fi, NB-IoT and SATA/SAS revenues. The rest of products, namely AI, audio/sound/speech, computer vision and advanced imaging products, have been reclassified under smart sensing products. Such reclassification has no effect on stockholders’ equity or net income as previously reported. Starting in July 2019, we expanded our smart sensing product portfolio with Hillcrest Labs’ software and components for sensor processing and Immervision’s wide-angle lenses and image processing technologies. The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine months 2019	Nine months 2018	Third Quarter 2019	Third Quarter 2018

Connectivity products	79%	83%	81%	91%
Smart sensing products	21%	17%	19%	9%

Licensing and Related Revenues

Licensing and related revenues were $11.3 million and $33.1 million for the third quarter and first nine months of 2019, respectively, representing an increase of 15% and 11%, respectively, as compared to the corresponding periods in 2018. The increase in licensing and related revenues for the third quarter and the first nine months of 2019 was due to our extensive product portfolio in smart sensing, especially with vision and related AI products, and base station, partially offset from lower Bluetooth revenues. In the third quarter of 2019, we signed fourteen deals, including comprehensive agreements with industry leaders in strategic markets such as ADAS, hearing aids and cellular IoT. We remain focused on executing licensing agreements and gaining key customer adoptions, as evident across the first three quarters of this year.

Licensing and related revenues accounted for 48% and 56% of our total revenues for the third quarter and first nine months of 2019, respectively, as compared to 46% and 53% for the comparable periods of 2018.

Of the fourteen license agreements completed during the quarter, one was for a smart sensing product and thirteen were for connectivity products. All of the licensing agreements signed during the quarter were for non-handset baseband applications and five were with first-time customers of CEVA. Geographically, six of the deals signed were in China, five were in the U.S., two were in Europe and one was in Japan. Overall, we continue to encounter healthy demand for our products for the last quarter of the year.

Royalty Revenues

Royalty revenues were $12.2 million and $25.8 million for the third quarter and first nine months of 2019, respectively, representing an increase of 5% and a decrease of 3%, respectively, as compared to the corresponding periods in 2018. Royalty revenues accounted for 52% and 44% of our total revenues for the third quarter and first nine months of 2019, respectively, as compared to 54% and 47% for the comparable periods of 2018. The increase in royalty revenues for the third quarter of 2019 reflects good momentum in non-handset products. Sequentially, our handset baseband customers benefitted from the launch of premium smartphones and share gain in the low-cost smartphone market, although royalty revenues decreased on a year-over-year basis. Our non-handset business continues to grow with record high quarterly revenues and unit shipments of 123 million, including first-time contribution from our newly acquired Hillcrest Labs sensor fusion business. The decrease in royalty revenues for the first nine months of 2019 reflects a decrease in smartphone handset shipments, offset by higher shipments of non-handset baseband products, including first-time contribution from the Hillcrest Labs sensor fusion business. We expect a 10% sequential increase in royalties in the last quarter of the year, which if achieved, would be the highest royalty revenue quarter in the company’s history.

Our customers reported sales of 292 million and 684 million chipsets incorporating our technologies for the third quarter and first nine months of 2019, respectively, an increase of 11% and flattish from the corresponding periods in 2018 for actual shipments reported.

The five largest royalty-paying customers accounted for 86% and 83% of our total royalty revenues for the third quarter and first nine months of 2019, respectively, as compared to 91% and 87% for the comparable periods of 2018.

Geographic Revenue Analysis

	Nine months 2019		Nine months 2018		Third Quarter 2019		Third Quarter 2018
	(in millions, except percentages)				(in millions, except percentages)
United States	$7.7	13%	$6.1	11%	$3.8	16%	$2.3	10%
Europe and Middle East (1)	$13.2	23%	$11.3	20%	$6.9	29%	$6.1	29%
Asia Pacific (2) (3) (4)	$37.9	64%	$39.1	69%	$12.8	54%	$13.0	61%

(1) Germany	$10.6	18%	$8.6	15%	$5.4	23%	$5.6	26%
(2) China	$25.5	43%	$23.1	41%	$9.0	38%	$10.2	48%
(3) S. Korea	*)	*)	$7.2	13%	*)	*)	*)	*)
(4) Japan	$6.5	11%	$6.1	11%	*)	*)	*)	*)

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.8 million and $7.3 million for the third quarter and first nine months of 2019, respectively, as compared to $2.0 million and $6.0 million, respectively, for the comparable periods of 2018. Cost of revenues accounted for 12% of our total revenues for both the third quarter and first nine months of 2019, as compared to 9% and 11%, respectively, for the comparable periods of 2018. The increase for the third quarter of 2019 principally reflected higher customization work for our licensees, higher third-party IP costs (associated with the NB-IoT product line) and first-time cost of unit shipments related to the Hillcrest Labs sensor fusion business. The increase for the first nine of 2019 principally reflected higher customization work for our licensees, higher salaries and related costs and higher third-party IP costs (associated with the NB-IoT product line). Included in cost of revenues for the third quarter and first nine months of 2019 was a non-cash equity-based compensation expense of $168,000 and $464,000, respectively, as compared to $155,000 and $480,000, respectively, for the comparable periods of 2018.

We anticipate that our cost of revenues will increase by up to $2 million in 2019 as compared to 2018, partially due to higher expenses of up to $1.0 million for engineering customization-related expenses that will be allocated from our research and developments costs to cost of revenues on a 5G-related license deal executed in 2018, as well as the addition of the expenses of the Hillcrest Labs business starting in the third quarter of 2019.

Gross Margin

Gross margin for both the third quarter and first nine months of 2019 was 88%, as compared to 91% and 89%, respectively, for the comparable periods of 2018. The decrease for both the third quarter and first nine months of 2019 mainly reflected higher cost of revenues as set forth above.

Operating Expenses

Total operating expenses were $21.0 million and 57.0 million for the third quarter and first nine months of 2019, respectively, as compared to $17.3 million and $53.9 million, respectively, for the comparable periods of 2018. The net increase in total operating expenses for both the third quarter and first nine of 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount and first time salary and related costs associated with the Hillcrest Labs employees, (2) higher professional services cost and a lease write-off related to the Hillcrest Labs acquisition, (3) higher amortization of intangible assets associated with the acquisition of Hillcrest Labs and technology investment in Immervision during the third quarter of 2019, and (4) higher research and development project-related costs, partially offset by higher research grants received (mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”)).

We expect that as a result of the acquisition of the Hillcrest Labs business in July 2019 that our operating expenses will include, starting from the third quarter of 2019, the ongoing Hillcrest Labs expenses, which are expected to be approximately an additional $1.5 million per quarter, which expenses exclude amortizations and equity based compensation expenses as the final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

Research and Development Expenses, Net

Our research and development expenses, net, were $13.9 million and $38.6 million for the third quarter and first nine months of 2019, respectively, as compared to $11.9 million and $35.8 million, respectively, for the comparable periods of 2018. The net increase for both the third quarter and first nine months of 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount and first time salary and related costs associated with the Hillcrest Labs employees, and (2) higher project related expenses, partially offset by higher research grants received, mainly from the IIA. Included in research and development expenses for the third quarter and first nine months of 2019 were non-cash equity-based compensation expenses of $1,494,000 and $4,314,000, respectively, as compared to $1,246,000 and $3,874,000 for the comparable periods of 2018. Research and development expenses as a percentage of our total revenues were 59% and 66% for the third quarter and first nine months of 2019, respectively, as compared to 56% and 63% for the comparable periods of 2018. The percentage increase for both the third quarter and first nine months of 2019 as compared to the comparable periods of 2018 is due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2019 and 2018.

The number of research and development personnel was 290 at September 30, 2019, as compared to 240 at September 30, 2018.

We anticipate that our research and development expenses will continue to increase in 2019. With our newly announced products, the new Hillcrest Labs business and continued momentum with our existing licensing business, we will continue to innovate and reinforce our leadership, but with disciplined investments in research and development. The increase in research and development expenses will be approximately $5 million in 2019, mainly associated with investments in headcount, employee-related costs and EDA tools.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.8 million and $8.8 million for the third quarter and first nine months of 2019, respectively, as compared to $2.7 million and $9.3 million for the comparable periods of 2018. The increase for the third quarter of 2019 primarily reflected higher commission expenses. The decrease for the first nine months of 2019 primarily reflected lower marketing and trade shows activities, lower salary and employee-related costs and lower non-cash equity-based compensation expenses, offset by higher commission expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2019 were non-cash equity-based compensation expenses of $362,000 and $1,112,000, respectively, as compared to $369,000 and $1,246,000 for the comparable periods of 2018. Sales and marketing expenses as a percentage of our total revenues were 12% and 15% for the third quarter and first nine months of 2019, respectively, as compared to 13% and 16% for the comparable periods of 2018.

The total number of sales and marketing personnel was 32 at September 30, 2019, as compared to 33 at September 30, 2018.

General and Administrative Expenses

Our general and administrative expenses were $3.5 million and $8.4 million for the third quarter and first nine months of 2019, respectively, as compared to $2.4 million and $8.2 million for the comparable periods of 2018. The increase for the third quarter of 2019 primarily reflected higher professional services cost and a lease write-off related to the Hillcrest Labs acquisition. The increase for the first nine months of 2019 primarily reflected higher professional services cost and a lease write-off related to the Hillcrest Labs acquisition, partially offset by lower non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2019 were non-cash equity-based compensation expenses of $728,000 and $1,957,000, as compared to $697,000 and $2,483,000 for the comparable periods of 2018. General and administrative expenses as a percentage of our total revenues were 15% and 14% for the third quarter and first nine months of 2019, as compared to 11% and 15% for comparable periods of 2018. The percentage increase for the third quarter of 2019 is due to the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars. The percentage decrease for the first nine months of 2019 is due to higher total revenues for the first nine months of 2019, as compared to the comparable period of 2018, offset by the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars.

The number of general and administrative personnel was 33 at September 30, 2019, as compared to 30 at September 30, 2018.

Amortization of intangible assets

Our amortization charges were $0.8 million and $1.2 for the third quarter and first nine months of 2019, respectively, as compared to $0.2 million and $0.7 million for the comparable periods of 2018. The increase for both the third quarter and first nine months of 2019 principally reflected (1) the amortization of intangible assets associated with the acquisition of the Hillcrest Labs business in July 2019, and (2) the amortization of intangible assets associated with the technology investment in Immervision in August 2019. For more information about our intangible assets, see Notes 8 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2019.

Financial Income, Net (in millions)

	Nine months 2019	Nine months 2018	Third Quarter 2019	Third Quarter 2018
Financial income, net	$2.30	$2.53	$0.60	$0.83
of which:
Interest income and gains and losses from marketable securities, net	$2.78	$2.73	$0.88	$0.92
Foreign exchange loss	$(0.48)	$(0.20)	$(0.28)	$(0.09)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the third quarter of 2019 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019). The increase in interest income and gains and losses from marketable securities, net, during the nine months of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019).

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.28 million and $0.48 million for the third quarter and first nine months of 2019, respectively, as compared to foreign exchange loss of $0.09 million and $0.20 million, respectively, for the comparable periods of 2018.

Provision for Income Taxes

Our income tax benefits was $0.4 million and $0.1 million for the third quarter and first nine months of 2019, respectively, as compared to income tax expenses of $0.4 million and $0.8 million, respectively, for the comparable periods of 2018. The decrease for the third quarter and first nine months of 2019 primarily reflected a tax benefit of $1.0 million due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 31.0% tax rate on its profits, with the first €500,000 of taxable profit being subject to a reduced 28% rate.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% for the first nine months of 2019, and our Israeli subsidiary’s eighth investment program was subject to corporate tax rate of 10% for the first nine months of 2019. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% for the first nine months of 2019. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to gradually expire starting in 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had approximately $14.8 million in cash and cash equivalents, $57.0 million in short term bank deposits, $70.5 million in marketable securities, and $5.3 million in long term bank deposits, totaling $147.6 million, as compared to $167.7 million at December 31, 2018. The decrease for the first nine months of 2019 principally reflected $21.0 million cash used for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Out of total cash, cash equivalents, bank deposits and marketable securities of $147.6 million, $118.7 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2019, we invested $32.1 million of cash in bank deposits and marketable securities with maturities up to 56 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $46.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first nine months of 2019. For more information about our marketable securities, see Notes 6 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2019.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2019 was $4.3 million and consisted of net loss of $3.0 million, adjustments for non-cash items of $12.4 million, and changes in operating assets and liabilities of $5.1 million. Adjustments for non-cash items primarily consisted of $3.7 million of depreciation and amortization of intangible assets, $7.8 million of equity-based compensation expenses, $0.4 million of amortization of premiums on available-for-sale marketable securities and $0.4 million of unrealized foreign exchange loss. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $1.5 million (mainly as a result of payment of a yearly design tool subscription), an increase in accrued interest on bank deposits of $0.9 million, and an increase in deferred taxes, net of $3.9 million (mainly due to (1) a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, and (2) an increase in withholding tax assets which can be utilized in future years), partially offset by an increase in deferred revenues of $1.2 million.

Cash provided by operating activities for the first nine months of 2018 was $4.1 million and consisted of net loss of $1.7 million, adjustments for non-cash items of $11.7 million, and changes in operating assets and liabilities of $5.9 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization of intangible assets, $8.0 million of equity-based compensation expenses and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $3.8 million (mainly as a result of an increase in French research tax credits which is generally refunded every three years, and an increase in withholding tax assets which can be utilized in future years), an increase in accrued interest on bank deposits of $0.6 million, an increase in deferred taxes, net of $0.9 million, a decrease in deferred revenues of $0.8 million, a decrease in accrued expenses and other payables of $0.8 million, and a decrease in accrued payroll and related benefits of $1.3 million, partially offset by a decrease in trade receivables and accrued revenues of $1.7 million and an increase in trade payables of $0.6 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2019 was $9.3 million, compared to $2.0 million of net cash used in investing activities for the comparable period of 2018. We had a cash outflow of $18.7 million and a cash inflow of $26.4 million with respect to investments in marketable securities during the first nine months of 2019, as compared to a cash outflow of $15.5 million and a cash inflow of $17.9 million with respect to investments in marketable securities during the first nine months of 2018. For the first nine months of 2019, we had net proceeds of $6.8 million from bank deposits, as compared to net proceeds of $0.5 million from bank deposits for the comparable period of 2018. We had a cash outflow of $2.7 million and $2.9 million during the first nine months of 2019 and 2018, respectively, from purchase of property and equipment. For the first nine months of 2019 and 2018, we had a cash outflow of $0.1 million and $2.0 million, respectively, from the purchase of a license of NB-IoT technologies. For the first nine months of 2019, we had a cash outflow of $21.0 million for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Financing Activities

Net cash used in financing activities for the first nine months of 2019 was $2.4 million, as compared to $14.5 million of net cash used in financing activities for the comparable period of 2018. The decrease is mainly due to lower cash used for share repurchases, as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. During the first nine months of 2019, we repurchased 194,316 shares of common stock pursuant to our share repurchase program, at an average purchase price of $25.01 per share, for an aggregate purchase price of $4.9 million. During the first nine months of 2018, we repurchased 527,212 shares of common stock pursuant to our share repurchase program, at an average purchase price of $31.76 per share, for an aggregate purchase price of $16.7 million. We did not repurchase any shares of common stock during the third quarter of 2019. As of September 30, 2019, we have 160,864 shares available for repurchase.

During the first nine months of 2019, we received $2.4 million from the exercise of stock-based awards, as compared to $2.2 million received for the comparable period of 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $278,000 and $483,000 for the third quarter and first nine months of 2019, respectively, and a foreign exchange loss of $88,000 and $199,000 for the comparable periods of 2018.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2019, we recorded accumulated other comprehensive loss of $29,000 and accumulated other comprehensive gain of $86,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2018, we recorded accumulated other comprehensive gain of $75,000 and $0, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2019, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $18,000, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net gain of $117,000 and $304,000 for the third quarter and first nine months of 2019, respectively, and a net loss of $63,000 and $259,000 for the comparable periods of 2018, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2019, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2019. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.88 million and $2.78 million for the third quarter and first nine months of 2019, respectively, as compared to $0.92 million and $2.73 million for the comparable periods of 2018. The decrease in interest income, and gains and losses from marketable securities, net, during the third quarter of 2019 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019). The increase in interest income and gains and losses from marketable securities, net, during the nine months of 2019 principally reflected higher yields, offset by lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019).

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2018 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our success will depend on our ability to successfully manage our geographically dispersed operations;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (8) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and (9) changes to the Risk Factors below entitled “Our operating results are affected by the highly cyclical nature of the semiconductor industry.”

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 15% and 16% of our total revenues for the first nine months of 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first nine months of 2019 and 2018, and collectively represented 74% and 77% of our total royalty revenues for the first nine months of 2019 and 2018, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates.  We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology.  Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 52% and 44% of our total revenues for the third quarter and first nine months of 2019, respectively, as compared to 54% and 47% for the comparable periods of 2018. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Approximately 87% of our total revenues for the first nine months of 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, the United Kingdom, and United States (following our recent acquisition of Hillcrest Labs business from InterDigital). Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $4,034,000 in the first nine months of 2019. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment. For example, in both 2018 and 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. As a result, our research and developments costs increased in 2018 and 2017 as compared to prior years.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $38.6 million and $35.8 million for the first nine months of 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended September 30, 2019. As of September 30, 2019, there were 160,864 shares of our common stock available for repurchase pursuant to our share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of CEVA, Inc., effective as of October 30, 2019
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 12, 2019	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 12, 2019	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)

48