Form 10-K
period 2019-12-31
CEVA INC
filed 2020-02-28
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐               No ☒

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $389,722,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 28, 2019. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2020
Common Stock, $0.001 par value per share	22,192,153 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2020 (the “2020 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

•

Our forecast that in 2022, our licensing and related revenue will have grown approximately 10% to 20% from the 2018 licensing revenue level, our royalty revenue will be approximately two times greater than the 2018 royalty revenue and our non-GAAP net income will be approximately three times greater than 2018 non-GAAP net income;

•	Our belief that our licensing business is healthy with a diverse customer base and a myriad of target markets;

•	Our belief that we are an incumbent player in the mobile handsets space;

•

Our belief that the adoption of our wireless connectivity technologies and smart sensing products, beyond our incumbency in the handset baseband market, continues to progress, and that our non-handset baseband shipment data is indicative of the continued expansion of that part of our business;

•

Our belief that the acquisition of the Hillcrest Labs business from InterDigital and the technology investment and strategic partnership we formed with Immervision will enable us to further expand our product offerings and customer reach and allow us to move up the value chain and create tighter relationships with semiconductor companies and OEMs;

•	Our belief that the emergence of voice assisted smart devices offers an additional growth segment for us in handsets, wireless earbuds, smart home, automotive and consumer devices;

•	Our belief that our WhisPro speech recognition technology and ClearVox voice input software put us in a stronger position to power audio and voice roadmaps across a range of addressable end markets;

•

Our belief that our PentaG platform is the most advanced cellular baseband IP in the industry and puts us in a strong position to power 5G smartphones, fixed wireless and a range of machine to machine usage devices;

•	Per Yole Dévelopement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022;

•

Our belief that our Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

•

Our belief that our specialization and competitive edge in signal processor platforms for 5G base station RAN put us in a strong position to capitalize on the emergence of 5G to address mass market adoption and benefit from new 5G infrastructure usage models;

•

Our belief that our computer vision DSP and neural net compilers are opportunities for us to expand our footprint and content in ADAS, drones, consumer cameras, surveillance, mobile, robotics and IoT applications;

•	Our belief that our newly announced NeuPro™, a family of AI processors and CDNN compiler for deep learning inference at the edge, represents licensing and royalty drivers for the company;

•

Our expectation of significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value base station RAN, as well as royalty ASP of our other products being in between the two ranges;

•	Our belief that our non-handset baseband related royalty revenue will reach $20 million in 2020;

•	Our belief that the strong licensing performance in 2019 sets the foundation for our licensing and revenue growth in future years;

•	Our anticipation that our research and development expenses will continue to increase by approximately $7.9 million in 2020;

•	Our anticipation that our cost of revenues will increase by approximately $1.6 million in 2020 as compared to 2019;

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

Company Overview

Headquartered in Mountain View, California, CEVA is the leading licensor of wireless connectivity and smart sensing platforms. We offer a variety of Digital Signal Processors, AI processors, wireless platforms    and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, robotics, industrial and IoT. Our ultra-low-power IPs include comprehensive platforms comprised of specialized DSPs coupled with an AI and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. We also offer high performance DSPs targeted for 5G RAN and open RAN, WiFi enterprise and residential access points, satellite communication and other multi-gigabit communication. We also offer a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and inertial measurement unit (“IMU”) solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer, automotive and IoT companies. Our state-of-the-art technology has shipped in more than 11 billion chips to date for a wide range of diverse end markets. One in three handsets sold worldwide is powered by CEVA.

Our revenue mix comprises primarily of IP licensing fees and related revenues, and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems and chips.

We were initially incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. The current company was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”) in November 2002.

In July 2019, we expanded our smart sensing product portfolio and market reach with two strategic transactions. We acquired the Hillcrest Laboratories, Inc. (“Hillcrest Labs”) business from InterDigital, Inc. (“InterDigital”) for $11.2 million in cash. Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. We also formed a strategic partnership and made a $10 million technology investment in Immervision, Inc. (“Immervision”). Immervision is a developer and licensor of wide-angle lenses and image processing technologies. Through this technology investment, we secured exclusive licensing rights to Immervision’s patented image processing and sensor fusion software portfolio for wide-angle cameras, which are broadly used in surveillance, smartphone, automotive, robotics and consumer applications.

We have 382 employees worldwide, with research and development facilities in Israel, France, the United States, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Sweden, France, Israel and the United States.

Industry Background

DSP Cores

Digital signal processing is a key underlining technology in many of today's fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation supporting a vast majority of today's electronic products that are smart and connected and enable sensing and wireless communications capabilities (e.g. 5G baseband and RAN processing, computer vision, deep neural network, sound processing and analytics).

Edge AI Hybrid Processors

Edge AI Hybrid processors are a new breed of processors targeted at cost- and power-sensitive intelligent devices that use interchangeable workloads of traditional DSP and AI inferencing algorithms to enable intelligent vision, conversational AI and contextual awareness. The DSP is used to process conventional algorithms for imaging, vision, voice, sound, among others, while the AI-related workloads such as classification, pattern matching, prediction and detection are handled by a combination of DSPs and AI accelerators. These edge AI hybrid processors perform all AI inferencing on the device, with no need for cloud based processing. These processors aim to mimic the human brain, allowing them to perform cognitive tasks for a wide range of functions, including vision, sound, real-time translation, user behavior and malware detection. Edge AI processors will make their way into billions of devices in the coming years, including mobile, consumer, medical, industrial and automotive applications.

Short Range Wireless IPs

Wi-Fi and Bluetooth low energy and dual mode are key technologies for any company looking to address the Internet-of-Things (“IoT”). Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Yet, Wi-Fi and Bluetooth standards are constantly evolving, and the many new end applications are looking to benefits from these enhancement, which put further pressure on time to market on SoC vendors. The advent of IoT has resulted in significant demand for connectivity IPs that addresses this burgeoning market, among which are smart True Wireless Stereo earbuds, sport trackers, smart watches, smart speakers, and many other consumer and IoT devices. By licensing rather than developing these technologies in house, companies can now get access to the latest standards and profiles from CEVA without undertaking the expensive research and development costs required to develop these technologies internally.

Narrow Band IoT IPs

Cellular IoT, and specifically Narrowband IoT, is becoming a key technology for any company wishing to connect low power IoT devices over long distances, using cellular networks. By its nature, cellular is a very complex technology, with most of the industry knowledge held within a few large companies. By providing a licensable NB-IoT solution, we help companies overcome the entry barriers to the cellular IoT market without undertaking the complex and expensive R&D to develop these technologies internally.

Sensor Fusion

MEMS-based inertial and environmental sensors are used in an increasing number of devices, including smartphones, laptops, robots TWS devices, smartTVs’ remote controls, AR and VR headsets, drones and many other consumer and industrial devices. The software required to process the sensor data and fuse the data from multiple sensors is complex and requires unique specialization. By licensing rather than developing this sensor processing software in-house, companies can focus their efforts developing the applications that utilize the processed sensor data to create differentiated, contextually aware devices.

Design Gap

The demand for connected and smart mobile, consumer, automotive, industrial and IoT devices continues to grow. These devices require faster and low power connectivity, and a richer user experience that is aware and predictive. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless connectivity technologies like 5G, Wi-Fi 6 and Bluetooth 5 and the diverse sensor related workloads required to make a device smart, such as advanced image enhancement, computer vision, AI inferencing, voice and audio pre- and post- processing and motion sensor fusion have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA Business

CEVA addresses the requirements of the mobile, consumer, automotive, robotics, industrial and IoT markets by designing and licensing a broad range of robust processors, platforms and software which streamline the design of solutions for developing a wide variety of application specific solutions that combine connectivity and smart sensing that involve primarily camera, microphone and IMU.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU, GPU and AI), specialized connectivity software algorithms like sensor fusion, sound, memory and physical IPs from silicon intellectual property (SIP) companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the complex DSPs like scalar, vector, AI accelerators and related graph compiler, data connectivity modem and phy platforms. As a result, companies increasingly seek to license these IPs from CEVA or a third-party community of developers.

Our IP Business Model

Our objective is for our CEVA wireless connectivity and smart sensing platforms to become the de facto technologies across the mobile, consumer, automotive, robotics, industrial and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We believe our business model offers us some key advantages. By not focusing on manufacturing or selling silicon products, we are free to widely license our technology and free to focus most of our resources on research and development. By choosing to license our IP, manufacturers can achieve the advantage of creating their own differentiated solutions and develop their own unique product roadmaps. Through our licensing efforts, we have established a worldwide community developing CEVA-based solutions, and therefore we can leverage their strengths, customer relationships, proprietary technology advantages, and existing sales and marketing infrastructure. In addition, as our intellectual property is widely licensed and deployed, system OEM companies can obtain CEVA-based chipsets from a wide range of suppliers, thus reducing dependence on any one supplier and fostering price competition, both of which help to contain the cost of CEVA-based products.

We operate a licensing and royalty business model. We typically charge a license fee for access to our hardware technology and a royalty fee for each unit of silicon which incorporates our hardware or software technology. License fees are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced quarterly and generally based on a fixed unit rate or a percentage of the sale price for the CEVA-based silicon product.

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs and specialized AI platforms and software incorporating all the necessary hardware and software for target applications. Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. As CEVA offers expertise developing complete solutions in a number of key growth markets, including, 5G cellular baseband, wireless wearables, robots, automotive and IoT. For these markets, we offer a comprehensive portfolio of connectivity and smart sensing, which include various types of specialized DSPs for 5G, computer vision, sound, AI processors, Wi-Fi, Bluetooth and NB-IoT solutions, sensor fusion and sound software. We believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

●	develop and enhance our range of DSP cores and edge AI hybrid processors with additional features, performance and capabilities;

●	develop and expand our short range wireless IPs and customer base, providing the newest standards and the most complete offerings to streamline our customers’ deployments;

●	continue to develop new generation of high performance DSPs to pursue opportunities and grow our footprint in the 5G handset, cellular IoT base station RAN market;

●	go up the ‘value chain’ by adding and charging for software for our voice and / or our audio products;

●	expand our presence in AI for edge SoC market by capitalizing on our AI processors and CDNN graph compiler software technologies;

●	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

●	continue to prudently invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

●	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

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

Products

We are the leading licensor of wireless connectivity and smart sensing platforms for semiconductor companies and OEMs serving the mobile, consumer, automotive, robotics, industrial and IoT markets. Our ultra-low-power IPs include comprehensive platforms comprised of application-specific DSPs and optimized AI accelerators for a holistic combination of classical DSP algorithm and data driven AI workloads in low power edge devices. We also offer comprehensive Bluetooth, WiFi and NB-IOT solutions to enable connectivity in wearables, smart home, medical and IoT devices. In addition, we offer a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls, and IoT. Our categories of products include the following:

1)	Wireless communications

●	CEVA-XC vector DSPs for 5G handsets, gNodeB, 5G RRU systems, V2X, enterprise and residence Wi-Fi access points

●	PentaG - 5G NR modem platform for UE

2)	AI and computer vision

●	CEVA-XM imaging and computer vision platforms, including DSP processors and a comprehensive software portfolio

●	Neupro platforms for AI applications, including DSP and integrated accelerators

●	CDNN: deep neural network graph compiler that enables AI developers to automatically compile, optimize and run pre-trained networks onto embedded devices

3)	Sound

●

DSPs, AI accelerators, algorithms and software for sound-enabled application, including Whispro speech recognition and ClearVox, a complete voice front-end software package for near and far-field voice-enabled devices

●	Deep neural network compiler and tools

4)	Sensor Fusion

●

Through our acquisition of the Hillcrest Labs sensor fusion business, we are able to further expand into the sensor processing and sensor fusion markets. We can now offer our customers sensor processing software, combining high accuracy 6-axis and 9-axis sensor fusion, dynamic sensor calibration, and many application specific features such as cursor control, gesture recognition, activity tracking, context awareness, and AR/VR stabilization

5)	Multipurpose DSP/controller

●	New CEVA-BX high level programmable, modern processors for a broad range of signal processing and control workloads

6)	Wireless IoT

●	RivieraWaves’ Bluetooth 5 (up to 5.2) dual mode and low energy platforms

●	RivieraWaves’ Wi-Fi (4/5/6 up to 4x4) platforms

●	Dragonfly NB2 - complete end-to-end offering for narrowband IoT (NB-IoT)

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

Customers

We have licensed our signal processing cores, platforms, AI processors and connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Artosyn, ASR, Atmosic, Autotalks, Beken, Bestechnic, Brite, Broadcom, Celeno, Ceragon, Cirrus Logic, Dialog Semiconductor, DSP Group, Espressif, FujiFilm, GCT Semi, iCatch, InPlay, Intel, iRobot, Itron, Leadcore, LG Electronics, Mediatek, Microchip, MorningCore, Nextchip, Nokia, Novatek, Nurlink, NXP, ON Semiconductor, Optek, Oticon, Panasonic, RDA, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, SiFive, Siflower, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Toshiba, Unisoc, Vatics, Yamaha and ZTE (Sanechip).

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 81% of our total revenues for 2019, 89% of our total revenues for 2018 and 92% for 2017. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2019, we had 33 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2019, we had 28 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 289 engineers as of December 31, 2019, work in eight development centers located in Israel, France, the United States, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and tools for 5G, computer vision, AI, connectivity products (Wi-Fi and Bluetooth), NB-IoT, and sensor processing and sensor fusion software. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts. Our research and development expenses, net of related research grants, included for the first time the Hillcrest Labs related expenses from July 2019.

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

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. We face direct and indirect competition from:

●	IP vendors that offer programmable or configurable DSP cores;

●	IP vendors that offer vision processing units for computer vision applications;

●	IP vendors that offer neural network processing units for AI applications;

●	IP vendors that offer voice software packages, including beamforming, direction of arrival and echo cancellation;

●	IP vendors that offer Bluetooth and Wi-Fi connectivity IPs;

●	IP vendors that offer hardware-based DSP implementation as opposed to software-based DSP, which is our specialization;

●	internal design groups of large chip companies or OEMs that develop proprietary signal processing IP cores or engines for their own application-specific chipsets; and

●	internal design groups of large chip companies or OEMs that develop proprietary sensor processing and sensor fusion software for sale as part of a chip or for their own application-specific chipsets.

We face direct competition in the DSP and configurable core space mainly from Verisilicon, Cadence and Synopsys, which licenses DSP cores in addition to their respective semiconductor and EDA businesses. In AI processors, we face direct competition from EDA players in addition to a host of companies offering AI cores and accelerators such as ARM, (acquired by SoftBank), AImotive, Digital Media Professionals, (DMP), Imagination Technologies (acquired by Canyon Bridge), AImotive. In the short range wireless space, we face direct competition from Imagination Technologies and Mindtree.

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP or neural network accelerator that is responsible for communication and video/audio/voice-related tasks, neural network or in some cases connectivity capabilities. CPU companies, such as ARM, Cadence, Imagination Technologies and Synopsys have added DSP acceleration, CNN acceleration and /or connectivity solutions and make use of it to provide platform solutions in the areas of baseband, video, imaging, vision, AI, audio and connectivity.

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

Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

●	in the digital embedded imaging and vision market –Arm Limited, Synopsys, Cadence and Videantis, as well as GPU IP providers such as Arm Limited, Imagination Technologies and Verisilicon; and

●	in audio and voice applications market – Arm Limited, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2019, we hold 57 patents in the United States, five patents in Canada, 75 patents in the EME (Europe and Middle East) region and 10 patents in Asia Pacific (APAC) region, totaling 147 patents, with expiration dates between 2020 and 2037. In addition, as of December 31, 2019, we have six patent applications pending in the United States, two pending patent applications in Canada, seven pending patent applications in the EME region and three pending patent applications in the APAC region, totaling 18 pending patent applications.

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

Employees

The table below presents the number of employees of CEVA as of December 31, 2019 by function and geographic location.

Number
Total employees	382
Function
Research and development	289
Sales and marketing	33
Administration	32
Technical support	28
Location
Israel	234
France	46
Ireland	11
China	17
United States	37
United Kingdom	21
Elsewhere	16

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
●

we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM (acquired by SoftBank), Synopsys and Cadence and the RISC-V open source;

●

we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short range wireless markets with ARM, Imagination Technologies (acquired by Canyon Bridge) and Mindtree;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, ARM) and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Cadence, Synopsys Cambricon, Digital Media Professionals (DMP), Imagination Technologies, Nvidia open source NVDLA and Verisilicon; and

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

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;
●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers; and
●	delays in ratification of standards like in Bluetooth or WiFi or NB-IoT that can affect the introduction of new products.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 15%, 15% and 23% of our total revenues for 2019, 2018 and 2017, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018, and two royalty paying customers each represented 10% or more of our total royalty revenues for 2017, and collectively represented 70% of our total royalty revenues for 2017. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing revenues, which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments so past licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with RivieraWaves’ operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into the non-handset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates.  We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology.  Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 45%, 48% and 51% of our total revenues for 2019, 2018 and 2017, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends (including from the recent Coronavirus and its world effects) or changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

A significant portion of our revenues in general and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues is derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance but such additional revenue opportunities may not be implemented and may not be achieved.

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, including additional non-baseband related products. We have invested significant resources in pursuing potential opportunities for revenue growth and diversify our revenue streams. Our continued success will depend significantly on our ability to accurately anticipate changes in industry standards and to continue to appropriately fund development efforts to enhance our existing products or introduce new products in a timely manner to keep pace with technological developments. In July 2019, we expanded our smart sensing product portfolio and market reach with two strategic transactions. We acquired the “Hillcrest Labs”, a leading global supplier of software and components for sensor processing in consumer and IoT devices. We also formed a strategic partnership and made a technology investment in Immervision, a developer and licensor of wide-angle lenses and image processing technologies. However, there are no assurances that we will develop products relevant for the marketplace or gain significant market share in those competitive markets. Moreover, if any of our competitors implement new technologies before us, those competitors may be able to provide products that are more effective or at lower prices, which could adversely impact our sales and impact our market share. Our inability to penetrate new markets and increase our market share in those markets or lack of customer acceptance of our new products may harm our business and potential growth.

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

Approximately 81% of our total revenues for 2019, 89% for 2018 and 92% for 2017 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Revenues from customers located in the Asia Pacific region account for a substantial portion of our total revenues. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenues. Therefore, any financial crisis, trade negotiations or disputes or other major event causing business disruption in international jurisdictions generally, and in specific countries in the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in 2018, the U.S. Department of Commerce’s Bureau of Industry and Security’s initial ban on exports of U.S. products to Chinese telecommunications OEM ZTE disrupted ZTE’s operations, which caused delays with our engagements with ZTE and negatively impacted our royalty revenues. Actions of any nature with respect to such customers may reduce our revenues from them and adversely affect our business and financial results.

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

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, the United Kingdom and United States (following our recent acquisition of the Hillcrest Labs business from InterDigital in July 2019). Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

Terrorist attacks and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for end products that incorporate our technologies. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $5,843,000, $3,510,000 and $4,417,000 in 2019, 2018 and 2017, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

Enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. In December 2017, the United States enacted U.S. tax reform. The legislation implements many new U.S. domestic and international tax provisions. Some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, many of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impact of the new laws on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs.  To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2019) and could be required to refund tax benefits already received.   Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefits under our active investment programs are scheduled to expire starting in 2020, and we expect that our operation in Israel will comply with the terms of the Preferred Technological Enterprise regime from tax year 2020 and onwards.  The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs) or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $52.8 million, $47.8 million and $40.4 million for 2019, 2018 and 2017, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

The impact of the coronavirus on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business.

We are actively assessing and responding where possible to the potential impact of the coronavirus outbreak in China and elsewhere in the world. This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance of the impact on us is yet uncertain; however, a material adverse effect on our customers, suppliers, or logistics providers could have a material adverse effect on our operating results.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. For example, if we fail to achieve our near term financial guidance or longer term 2022 strategic goals announced at our analysts day in January 2019, our stock price may significantly decline. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Mountain View, California and we have principal offices in Herzliya, Israel, Sophia Antipolis, France and Dublin, Ireland.

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2019:

Location	Term (Years)	Expiration	Area (Sq. Feet)	Principal Activities
Mountain View, CA, U.S.	8	2023	3,769	Headquarters; sales and marketing; administration

Herzliya, Israel	6	2020	53,971	Research and development; administration; sales and marketing

Rockville, MD, U.S.	2	2021	14,938	Research and development; administration; sales and marketing

Dublin, Ireland (1)	10	2026	1,755	Research and development; administration

Cork, Ireland	5	2021	2,780	Research and development

Belfast, UK (2)	15	2034	2,600	Research and development

Bristol, UK (3)	10	2029	2,554	Research and development

Sophia Antipolis, France	9	2021	7,535	Research and development; administration; sales and marketing

Shanghai, China	3	2021	3,438	Sales and marketing

Tokyo, Japan	3	2022	1,713	Sales and marketing

(1)	Break clause in the lease exercisable in 2021.
(2)	Break clause in the lease exercisable upon payment of one year rent.
(3)	Break clause in the lease exercisable in 2024.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 63, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 36 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP - Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 51, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 54, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

Michael Boukaya, age 45, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as VP and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining CEVA, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 20, 2020, there were approximately 623 holders of record, which we believe represents approximately 9,652 beneficial holders.

Equity Compensation Plan Information

Information as of December 31, 2019 regarding options, SARs, RSUs and PSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2020 Proxy Statement for the 2020 annual meeting of stockholders to be held on May 18, 2020 and incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2019 to October 31, 2019)	__	__	__	160, 864
Month #2 (November 1, 2019 to November 30, 2019)	147,864	$26.50	147,864	13, 000
Month #3 (December 1, 2019 to December 31, 2019)	13,000	$25.69	13,000	—
TOTAL	160,864	$26.43	160,864	—	(2)

(1) In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock under our share repurchase program.

(2) As of December 31, 2019, there were no shares of common stock available for repurchase under our share repurchase program. In February 2020, our board of directors authorized the expansion of the Company's share repurchase program with an additional 700,000 shares of common stock available for repurchase.

2020 Annual Meeting of Stockholders

We anticipate that the 2020 annual meeting of our stockholders will be held on May 18, 2020 in Rockville, MD.

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

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
CEVA, Inc.	100.00	128.78	184.95	254.41	121.79	148.64
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Morningstar Semiconductor	100.00	95.01	124.18	170.16	155.79	237.06
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2014, through December 31, 2019, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index, the Morningstar Semiconductor Group Index and the S&P 500 Index. We added the S&P 500 Index as a point of comparison after reviewing peer companies including the same index for their stock performance graphs and the index is widely used as a point of comparison.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2014), the NASDAQ Global Market (U.S.) Composite Index, the Morningstar Semiconductor Group Index and the S&P 500 Index on December 31, 2014, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019,” both appearing elsewhere in this annual report.

	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	$32,135	$31,874	$42,899	$40,446	$47,890
Royalties	27,364	40,779	44,608	37,431	39,262
Total revenues	59,499	72,653	87,507	77,877	87,152
Cost of revenues	5,424	6,086	6,953	7,951	10,106
Gross profit	54,075	66,567	80,554	69,926	77,046
Operating expenses:
Research and development, net	28,113	30,838	40,385	47,755	52,843
Sales and marketing	10,168	11,540	12,572	12,161	12,363
General and administrative	8,184	8,567	10,488	10,354	11,841
Amortization of intangible assets	1,298	1,236	1,236	901	1,923
Total operating expenses	47,763	52,181	64,681	71,171	78,970
Operating income (loss)	6,312	14,386	15,873	(1,245)	(1,924)
Financial income, net	1,069	2,039	3,026	3,418	3,291
Revaluation of investment in other company	—	—	—	(870)	—
Income before taxes on income	7,381	16,425	18,899	1,303	1,367
Income taxes	1,114	3,325	1,871	729	1,339
Taxes on income	$6,267	$13,100	$17,028	$574	$28
Basic net earnings per share	$0.31	$0.63	$0.78	$0.03	$0.00
Diluted net earnings per share	$0.30	$0.61	$0.75	$0.03	$0.00

	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$87,044	$122,117	$136,281	$155,536	$152,174
Total assets	212,649	242,495	276,812	277,263	297,021
Total long-term liabilities	7,571	8,349	9,347	9,632	19,486
Total stockholders’ equity	$186,095	$211,551	$244,670	$245,879	$251,157

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2018				2019
Revenues:
Licensing and related revenue	$10,083	$10,038	$9,786	$10,539	$11,011	$10,804	$11,269	$14,806
Royalties	7,486	7,456	11,627	10,862	5,958	7,596	12,202	13,506
Total revenues	17,569	17,494	21,413	21,401	16,969	18,400	23,471	28,312
Cost of revenues	1,972	1,988	2,006	1,985	2,023	2,493	2,767	2,823
Gross profit	15,597	15,506	19,407	19,416	14,946	15,907	20,704	25,489
Operating expenses:
Research and development, net	12,016	11,843	11,897	11,999	12,330	12,390	13,873	14,250
Sales and marketing	3,176	3,399	2,727	2,859	3,021	2,956	2,832	3,554
General and administrative	2,954	2,833	2,406	2,161	2,317	2,534	3,509	3,481
Amortization of intangible assets	359	92	225	225	210	210	757	746
Total operating expenses	18,505	18,167	17,255	17,244	17,878	18,090	20,971	22,031
Operating income (loss)	(2,908)	(2,661)	2,152	2,172	(2,932)	(2,183)	(267)	3,458
Financial income, net	927	777	831	883	800	896	603	992
Revaluation of investment in other company	—	—	—	(870)	—	—	—	—
Income (loss) before taxes on income	(1,981)	(1,884)	2,983	2,185	(2,132)	(1,287)	336	4,450
Taxes on income (tax benefit)	201	206	440	(118)	165	225	(439)	1,388
Net income (loss)	$(2,182)	$(2,090)	$2,543	$2,303	$(2,297)	$(1,512)	$775	$3,062

Basic net earnings (loss) per share	$(0.10)	$(0.09)	$0.12	$0.11	$(0.10)	$(0.07)	$0.04	$0.14
Diluted net earnings (loss) per share	$(0.10)	$(0.09)	$0.11	$0.10	$(0.10)	$(0.07)	$0.03	$0.14
Weighted average shares used to compute net earnings (loss) per share (in thousands):
Basic	22,148	22,129	21,997	21,863	21,917	21,936	21,953	21,920
Diluted	22,148	22,129	22,428	22,197	21,917	21,936	22,404	22,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019, both appearing elsewhere in this annual report.

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

Our ultra-low-power signal processing IPs are enabled by our own Digital Signal Processors (DSP) or an ARM / RISC-V CPU and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones and inertial measurement unit (IMU). Our camera platforms incorporate DSPs and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSPs and software technologies for noise cancellation, echo cancellation and voice recognition. Our IMU technologies include ARM-based software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow and time-of-flight (ToF), and sensor fusion for IMU and environmental sensor-enabled devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe that our licensing business is healthy with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 11 billion chips to date for a wide range of end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the fourth quarter of 2019, we concluded twenty one licensing deals, nineteen of which were for non-cellular handset baseband applications. Based on shipment data or our best estimates of the shipment data for the fourth quarter of 2019, shipments of CEVA-powered non-cellular baseband products grew 44% year-over-year to reach 164 million units, a CEVA record high. This data is indicative of the continued traction our non-baseband customers are gaining with our signal processing IPs.

In July 2019, we expanded our smart sensing product portfolio and market reach with two strategic transactions. We acquired the Hillcrest Laboratories business from InterDigital and non-exclusive license rights to certain patents retained by InterDigital for $11.2 million in cash. Hillcrest Labs is a leading global supplier of software and components for sensor processing in a wide range of IoT devices. We also formed a strategic partnership and made a $10 million technology investment in Immervision. Immervision is a developer and licensor of wide-angle lenses and image processing technologies. Through this technology investment, we secured exclusive licensing rights to Immervision’s patented image processing and sensor fusion software portfolio for wide-angle cameras, which are broadly used in surveillance, smartphone, automotive, robotics and consumer applications.

These two strategic deals will enable us to further expand our product offerings and customer reach and allow us to move up the value chain and create tighter relationships with semiconductor companies and OEMs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space in the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing and currently have a solid market share, in particular for premium-tier and low-tier LTE smartphones and feature phones. In the fourth quarter, we concluded a deal with a very large smartphone OEM which licensed our technology for its in-house cellular modem chip development and planned to be deployed in its future smartphones.

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

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, True Wireless Stereo (TWS) earbuds and headsets, mobile, smart home and consumer devices, offers an additional growth segment for us. To better address this market, we introduced our WhisPro speech recognition technology and ClearVox voice input software that are offered in conjunction with our audio/voice DSPs. These highly-integrated platforms, plus our proven track record in audio/voice processing with more than 6 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

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

●

Our recent acquisition of the Hillcrest Labs sensor fusion business allows us to address an important technology for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 100 million devices, indicative of its market traction and excellence. As a result, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors. In the fourth quarter, we concluded three deals for our sensor fusion technologies, reflecting the positive response we are already receiving from customers.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the IoT umbrella, we expect significant growth in royalty revenues derived from non-handset baseband applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

At our first investor and analyst day held on January 14, 2019 in New York City, we presented our anticipated financial metrics for year 2022. We forecasted that our licensing and related revenue in 2022 will grow approximately 10% to 20% from the 2018 levels, our royalty revenue will be approximately two times greater than 2018 levels, and our non-GAAP net income will be approximately three times greater than 2018 levels.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

●	revenue recognition;

●	business combinations and valuation of goodwill and other acquired intangible assets;

●	income taxes;

●	equity-based compensation; and

●	impairment of marketable securities.

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

Effective as of January 1, 2018, we have followed the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized. See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2019 for further information regarding revenue recognition.

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

We generate our revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues and (3) other revenues, which include revenues from support, training and sale of development systems and chips. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs of a variety of consumer electronics products. We also license our technology directly to OEMs, which are considered end users.

We account for our IP license revenues and related services, which provide our customers with rights to use our IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, we recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. We have concluded that our IP license is distinct as the customer can benefit from the software on its own.

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Stand-alone selling prices of IP license are typically estimated using the residual approach. Stand-alone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and other” (“ASC 350”). ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. For each of the three years for the period ended December 31, 2019, no impairment of goodwill has been identified.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2018 and 2019 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 14 to our Consolidated Financial Statements for the year ended December 31, 2019 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  In December 2017, the United States enacted U.S. tax reform. The legislation implements many new U.S. domestic and international tax provisions. Some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services, and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, many of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impact of the new laws on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

We have elected to account for global intangible low-taxed income (“GILTI”) as a current-period expense when incurred. Legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in 2020, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors. Equity-based compensation primarily includes restricted stock unit (“RSUs”), as well as options, stock appreciation right (“SAR”), performance-based stock units (“PSUs”) and employee stock purchase plan awards.

We estimate the fair value of options and SAR awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statements of income. We recognize compensation expenses for the value of our options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards.

We recognize compensation expenses for the value of our RSU awards, based on the straight-line method over the requisite service period of each of the awards, and for our PSU awards based on the accelerated attribution method over the requisite service period of each of the awards. The fair value of each RSU and PSU is the market value as determined by the closing price of the common stock on the day of grant.

We use the Monte-Carlo simulation model for options and SARs granted. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. We have historically not paid dividends and have no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of our employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs. Neither options nor SARs were granted during 2017, 2018 and 2019. Although our management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results and future changes in estimates may differ substantially from our current estimates.

Impairment of Marketable Securities

Marketable securities consist mainly of corporate bonds. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investments Debt and Equity Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that we will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

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

During the years ended December 31, 2017, 2018 and 2019, no other-than temporary impairment were recorded related to our marketable securities.

Recently Adopted Accounting Pronouncement

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 1 and Note 4 to our Consolidated Financial Statements for the year ended December 31, 2019 for further information regarding leases.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. The new guidance was effective for us on January 1, 2019 and the adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncement

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. We do not expect that this new guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We do not expect that this new guidance will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income as percentages of our total revenues for the periods indicated:

	2017	2018	2019
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	49.0%	51.9%	54.9%
Royalties	51.0%	48.1%	45.1%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	7.9%	10.2%	11.6%
Gross profit	92.1%	89.8%	88.4%
Operating expenses:
Research and development, net	46.2%	61.3%	60.6%
Sales and marketing	14.4%	15.6%	14.2%
General and administrative	12.0%	13.3%	13.6%
Amortization of intangible assets	1.4%	1.2%	2.2%
Total operating expenses	74.0%	91.4%	90.6%
Operating income (loss)	18.1%	(1.6)%	(2.2)%
Financial income, net	3.5%	4.4%	3.8%
Revaluation of investment in other company	—	(1.1)%	—
Income before taxes on income	21.6%	1.7%	1.6%
Taxes on income	2.1%	1.0%	1.5%
Net income	19.5%	0.7%	0.1%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2017	2018	2019
Total revenues (in millions)	$87.5	$77.9	$87.2
Change year-on-year	—	(11.0)%	11.9%

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 15%, 15% and 23% of our total revenues for 2019, 2018 and 2017, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis.  With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. Two royalty paying customers each represented 10% or more of our total royalty revenues for 2017, and collectively represented 70% of our total royalty revenues for 2017. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2017	2018	2019

Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	78%	84%	81%
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	22%	16%	19%

We expect to continue to generate a significant portion of our revenues for 2019 from the above products and services.

Licensing and related revenue

	2017	2018	2019
Licensing and related revenue (in millions)	$42.9	$40.4	$47.9
Change year-on-year	—	(5.7)%	18.4%

Total 2019 licensing and related revenue reached a new all-time record high, due to diversification of technologies, markets, new and recurring customers and overall sales execution. The increase in licensing and related revenues from 2018 to 2019 principally reflected an increase in vision and handset baseband licensing deals, partially offset by decreased revenues from licensing of Bluetooth products. The decrease in licensing and related revenues from 2017 to 2018 principally reflected a decrease in vision and base station related licensing deals, partially offset by higher revenues from licensing of Bluetooth and Wi-Fi related products. This strong licensing performance and the strategic engagements we have formed with top tier companies set the foundation for our licensing revenue growth in future years. We plan to capitalize on our recent momentum in licensing to continue to grow our revenue and expand our customer base. Licensing agreements trigger a advantageous cycle, whereby new licensees drive royalties which then enable additional research and development investments for new technologies and future markets, which in turn drive further growth in licensing and ultimately generate royalty momentum.

Our licensing business hit another record high number of license agreements signed, reaching 52 agreements and include 23 first-time customers. These customers are targeting a range of large and diversified markets, including baseband processing for 5G base stations, smartphones and cellular IoT devices, AI and computer vision, consumer electronics, surveillance and automotive, audio and Bluetooth connectivity for true wireless stereo earbuds, sensor fusion for smart TV control, laptops and PC peripherals, and Bluetooth and Wi-Fi connectivity for a wide variety of IoT devices.

Licensing and related revenue accounted for 54.9% of our total revenues for 2019, compared with 51.9% and 49.0% of our total revenues for 2018 and 2017, respectively.

Royalty Revenues

	2017	2018	2019
Royalty revenues (in millions)	$44.6	$37.4	$39.3
Change year-on-year	—	(16.1)%	4.9%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Until the end of 2017, our royalties were invoiced and recognized on a quarterly basis in arrears as we receive quarterly shipment reports from our licensees. As of January 1, 2018, we adopted the new revenue accounting standard known as ASC 606. Under the new standard, our royalty revenues represent what our customers shipped during any quarter in 2018 and 2019, or our best estimates for such shipments. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies represented approximately 26%, 25% and 36% of the worldwide baseband volume in 2019, 2018 and 2017, respectively, and accounted for approximately 67%, 77% and 82% of our total royalty revenues for 2019, 2018 and 2017, respectively.

Our 2019 royalty revenue returned to growth after declining in 2018. The main growth driver was attributed to new production ramps of our non-handset baseband technologies, including our newly acquired sensor fusion technologies, which increased 49% in revenue, reaching a new high of approximately $13 million. We also believe that this trend will continue into 2020 with over $20 million in royalty revenues. In handset basebands, the second half of 2019 was stronger than the comparable period of 2018, due to new handset launches and seasonal strength together with some recovery by a large Chinese customer.

Total shipments in 2019 increased 12% year-over-year to over 1 billion units, up from 929 million in 2018. Total shipment volume in 2017 was 1.2 billion. Annual shipments of handset basebands increased by 3% year over year due to a strong second half, with units up 21% year-over-year for that period. 2019 non-handset baseband unit shipments were up 25% year-over-year to record 469 million units. The decrease in units shipped in 2018 as compared to 2017 was attributable to a significant decrease in handset market volume shipments, partially offset by an increase in Bluetooth shipments.

The five largest royalty-paying customers accounted for 84% of our total royalty revenues for 2019, compared to 86% of our total royalty revenues for 2018 and 88% of our total royalty revenues for 2017.

Geographic Revenue Analysis

	2017		2018		2019

	(in millions, except percentages)
United States	$7.2	8.2%	$8.3	10.7%	$16.6	19.0%
Europe, Middle East (EME) (3)	$11.0	12.6%	$17.4	22.3%	$21.5	24.7%
Asia Pacific (APAC) (1) (2)	$69.3	79.2%	$52.2	67.0%	$49.0	56.3%

(1) China	$41.1	46.9%	$33.7	43.2%	$33.2	38.1%
(2) S. Korea	$17.8	20.4%	$8.0	10.3%	*)	*)
(3) Germany	*)	*)	$13.9	17.8%	$16.1	18.5%

*) Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic spilt of revenues both in absolute dollars and percentage terms generally varies from period to period.

The increase in revenues in absolute dollars and percentage terms in the United States from 2018 to 2019 reflected improved licensing and related revenues, reaching an all-time highs. The increase in revenues in absolute dollars and percentage terms in the United States from 2017 to 2018 reflected higher licensing and royalty revenues mainly due to more connectivity design starts, licensing activities and royalty contribution. The increase in revenues in absolute dollars and percentage in the EME region from 2018 to 2019 primarily reflected higher royalty revenues due to a share gain at a large U.S. handset OEM and customer shipment ramps in non-handset baseband products, offset by lower licensing revenues. The increase in revenues in absolute dollars and percentage in the EME region from 2017 to 2018 primarily reflected higher royalty revenues due to a share gain at a large U.S. handset OEM coupled by higher ASP for LTE shipments, offset by lower licensing revenues.

The decrease in revenues in absolute dollars and percentage in the APAC region from 2018 to 2019 was due to lower licensing revenues, partially offset by higher handset baseband royalties following a gradual recovery in the cellular industry, and strong contribution of non-handset baseband products, especially contribution from our new sensor fusion business. The decrease in revenues in absolute dollars and percentage in the APAC region from 2017 to 2018 primarily reflected significantly lower handset baseband royalties following a challenging year for the entire cellular industry, in particular in the first half of 2018.

Cost of Revenues

	2017	2018	2019
Cost of revenues (in millions)	$7.0	$8.0	$10.1
Change year-on-year	—	14.4%	27.1%

Cost of revenues accounted for 11.6% of our total revenues for 2019, compared to 10.2% of our total revenues for 2018 and 7.9% of our total revenues for 2017. The absolute dollar increase in cost of revenues for 2019 as compared to 2018 principally reflected higher customization work for our licensees, and higher salaries and related costs. The absolute dollar increase in cost of revenues for 2018 as compared to 2017 principally reflected higher salary and related costs, and the amortization of intangible assets.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), amortization of acquired assets and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2019, 2018 and 2017 were $630,000, $588,000 and $459,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018 and to a strategic technology investment in Immervision in the third quarter of 2019. Our amortization charges were $0.4 million and $0.3 million for 2019 and 2018, respectively.

We anticipate that our cost of revenues will increase in 2020 as compared to prior years in the amount of approximately $1.6 million, partially due to a full year of expenses of the Hillcrest Labs business and the expansion of our customer support team.

Operating Expenses

	2017	2018	2019
	(in millions)
Research and development, net	$40.4	$47.8	$52.8
Sales and marketing	$12.6	$12.2	$12.4
General and administration	$10.5	$10.3	$11.8
Amortization of intangible assets	$1.2	$0.9	$1.9

Total operating expenses	$64.7	$71.2	$78.9
Change year-on-year	—	10.0%	11.0%

The increase in total operating expenses for 2019 as compared to 2018 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and first time salary and related costs associated with the Hillcrest Labs employees, (2) higher professional services cost and a lease write-off related to the acquisition of the Hillcrest Labs business, (3) higher amortization of intangible assets associated with the acquisition of the Hillcrest Labs business and technology investment in Immervision during the third quarter of 2019, and (4) higher research and development project-related costs, partially offset by higher research grants received (mainly from the IIA). The increase in total operating expenses for 2018 as compared to 2017 principally reflected higher salary and employee related costs, mainly due to higher headcount, and higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

	2017	2018	2019
Research and development expenses, net (in millions)	$40.4	$47.8	$52.8
Change year-on-year	—	18.2%	10.7%

The net increase in research and development expenses for 2019 as compared to 2018 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and first time salary and related costs associated with the Hillcrest Labs employees, and (2) higher project related expenses, partially offset by higher research grants received, mainly from the IIA. The net increase in research and development expenses for 2018 as compared to 2017 principally reflected higher salary and employee related costs, mainly due to higher headcount, higher project-related expenses, lower research grants received from the IIA and higher non-cash equity-based compensation expenses. The average number of research and development personnel in 2019 was 273, compared to 238 in 2018 and 217 in 2017. The number of research and development personnel was 289 at December 31, 2019 as compared to 254 in 2018 and 228 in 2017.

We anticipate that our research and development expenses cost will continue to increase in 2020. The increase will be approximately $7.9 million, partially associated with a full year of expenses associated with the Hillcrest Labs business.

Research and development expenses, net of related government grants and French research tax benefits applicable to Crédit Impôt Recherche (“CIR”), were 60.6% of our total revenues for 2019, as compared with 61.3% for 2018 and 46.2% for 2017. We recorded research grants under funding programs of $5,514,000 in 2019, compared with $3,352,000 in 2018 and $4,137,000 in 2017. We recorded CIR benefits of $2,312,000, $2,065,000 and $1,555,000 for 2019, 2018 and 2017, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2019, 2018 and 2017 were $5,857,000, $5,141,000 and $3,839,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2017	2018	2019
Sales and marketing expenses (in millions)	$12.6	$12.2	$12.4
Change year-on-year	—	(3.3)%	1.7%

The slight increase in sales and marketing expenses for 2019 as compared to 2018 principally reflected higher commission expenses, offset by lower salary and employee related costs. The decrease in sales and marketing expenses for 2018 as compared to 2017 principally reflected lower salary and employee related costs.

Sales and marketing expenses as a percentage of our total revenues were 14.2% for 2019, as compared with 15.6% for 2018 and 14.4% for 2017. The total number of sales and marketing personnel was 33 in 2019, as compared with 32 in 2018 and 36 in 2017. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2019, 2018 and 2017 were $1,495,000, $1,587,000 and $1,428,000, respectively.

General and Administrative Expenses

	2017	2018	2019
General and administrative expenses (in millions)	$10.5	$10.3	$11.8
Change year-on-year	—	(1.3)%	14.4%

The increase in general and administrative expenses for 2019 as compared to 2018 principally reflected higher professional services cost and a lease write-off related to the acquisition of the Hillcrest Labs business, as well as higher salaries and employee related costs. The slight decrease in general and administrative expenses for 2018 as compared to 2017 principally reflected lower professional service fees, partially offset by higher salary and related employee costs.

General and administrative expenses as a percentage of our total revenues were 13.6% for 2019, as compared with 13.3% for 2018 and 12.0% for 2017. The total number of general and administrative personnel was 32 in 2019, as compared with 32 in 2018 and 26 in 2017. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2019, 2018 and 2017 were $2,736,000, $3,051,000 and $2,967,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $1.9 million, $0.9 million and $1.2 million for 2019, 2018 and 2017 respectively. The charges in 2018 and 2017 were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves. The amortization charges in 2019 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of RivieraWaves in July 2014, (2) the acquisition of the Hillcrest Labs business in July 2019, and (3) a technology investment in Immervision in August 2019. As of December 31, 2019, the net amount of intangible assets associated with the acquisitions was $12.0 million.

Financial Income, net

	2017	2018	2019
	(in millions)
Financial income, net	$3.03	$3.42	$3.29
of which:
Interest income and gains and losses from marketable securities, net	$3.05	$3.66	$3.64
Foreign exchange loss	$(0.02)	$(0.24)	$(0.35)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The slight decrease in interest income and gains and losses from marketable securities, net, for 2019 as compared to 2018 reflected lower combined cash, bank deposits and marketable securities balances held, offset with higher yields. The increase in interest income and gains and losses from marketable securities, net, for 2018 as compared to 2017 reflected higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.35 million, $0.24 million and $0.02 million for 2019, 2018 and 2017, respectively.

Revaluation of investment in other company

We recorded a loss of $870 in 2018 related to revaluation of our investment in other company, in which we hold in cost. During the years ended December 31, 2017 and 2019, no impairment loss was identified.

Provision for Income Taxes

During the years 2019, 2018 and 2017, we recorded tax expenses of $1.3 million, $0.7 million and $1.9 million, respectively. The provision for income taxes in 2019 reflects an increase in income earned in certain foreign jurisdictions, as well as higher withholding tax expenses which we were unable to obtain a refund from certain tax authorities and changes in deferred tax assets due to a change in the estimation for taxable income for future years, partially offset by a tax benefit of $1.0 million due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction. The decrease in provision for income taxes in 2018 as compared to 2017 principally reflected lower income before taxes on income, partially offset by a tax benefit of $1.8 million in 2017 due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction.

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act (the “U.S. Tax Reform”) enacted on December 22, 2017 resulted in changes in our corporate tax rate, our deferred income taxes, and the taxation of foreign earnings. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our business and financial condition.

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

In 2017, the French government passed a series of tax reforms allowing for a phased reduction in the corporate tax rate. In accordance with the tax reforms, our French subsidiary qualified in 2018 for a corporate tax rate of 28% for taxable profit up to €500,000 (approximately $559,930) and the standard rate of 33.33% for taxable profit above €500,000 (approximately $559,930). In 2019, the standard corporate income tax rate is reduced to 31%, with the first €500,000 (approximately $559,930) of taxable profit still being subject to the reduced 28% rate. In 2020, a corporate income tax rate of 28% will become the new standard rate for all taxable profits. In 2021, the corporate income tax rate will be reduced to 26.5%. In 2022, the standard corporate income tax rate will be further reduced to 25%.

Our Israeli subsidiary is entitled to various tax benefits by virtue of the “Approved Enterprise” and/or “Benefited Enterprise” status granted to its eight investment programs, as defined by the Israeli Investment Law. In accordance with the Investment Law, our Israeli subsidiary’s first seven investment programs were subject to corporate tax rate of 23% in 2019, and our Israeli subsidiary’s eighth investment programs was subject to corporate tax rate of 10% in 2019. However, our Israeli subsidiary is eligible for the erosion of tax basis with respect to its first seven investment programs, and this resulted in an increase in the taxable income attributable to the eighth investment program, which was subject to a reduced tax rate of 10% in 2019. The tax benefits under our Israeli subsidiary’s active investment programs are scheduled to expire starting in 2020.

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

The new tax track under the Amendment, which is applicable to our Israeli subsidiary, is the “Technological Preferred Enterprise.” Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the Amendment, which is located in the center of Israel (where our Israeli subsidiary is currently located), will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A - a tax rate of 7.5%). Any dividends distributed to “foreign companies,” as defined in the Amendment, deriving from income from the technological enterprises will be subject to tax at a rate of 4%. We expect to apply the Technological Preferred Enterprise tax track from tax year 2020 and onwards.

For more information about our provision for income taxes, see Note 14 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had approximately $22.8 million in cash and cash equivalents, $56.9 million in short term bank deposits, $64.9 million in marketable securities, and $5.4 million in long term bank deposits, totaling $150.0 million, as compared to $167.7 million at December 31, 2018. The decrease in 2019 as compared to 2018 principally reflected $21.0 million cash used for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Out of total cash, cash equivalents, bank deposits and marketable securities of $150.0 million at year end 2019, $121.6 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During 2019, we invested $66.5 million of cash in bank deposits and marketable securities with maturities up to 53 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $85.9 million. During 2018, we invested $41.3 million of cash in bank deposits and marketable securities with maturities up to 51 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $56.4 million. During 2017, we invested $101.9 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $77.3 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2019, 2018 and 2017. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2019.

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

Operating Activities

Cash provided by operating activities in 2019 was $9.7 million and consisted of net income of $28,000, adjustments for non-cash items of $16.8 million, and changes in operating assets and liabilities of $7.1 million. Adjustments for non-cash items primarily consisted of $5.3 million of depreciation and amortization of intangible assets, $10.7 million of equity-based compensation expenses, and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.2 million, an increase in prepaid expenses and other assets of $4.2 million (mainly as a result of a technology investment in Immervision of $2.9 million), an increase in deferred taxes, net, of $3.6 million (mainly due to (1) a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, and (2) an increase in withholding tax assets which can be utilized in future years), partially offset by an increase in accrued payroll and related benefits of $3.1 million.

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

Investing Activities

Net cash used in investing activities in 2019 was $2.4 million, as compared to net cash provided by investing activities of $9.8 million in 2018 and net cash used in investing activities of $28.8 million in 2017. We had a cash outflow of $27.2 million with respect to investments in marketable securities and a cash inflow of $40.5 million with respect to maturity, and sale, of marketable securities during 2019. Included in the cash inflow during 2019 was net proceeds of $6.1 million from bank deposits. We had a cash outflow of $19.7 million with respect to investments in marketable securities and a cash inflow of $23.5 million with respect to maturity, and sale, of marketable securities during 2018. Included in the cash inflow during 2018 was net proceeds of $11.3 million from bank deposits. We had a cash outflow of $54.9 million with respect to investments in marketable securities and a cash inflow of $32.8 million with respect to maturity, and sale, of marketable securities during 2017. Included in the cash outflow during 2017 was net investment of $2.6 million in bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $3.5 million in 2019, $3.3 million in 2018 and $4.1 million in 2017. We had a cash outflow of $0.3 million and $2.0 million in 2019 and 2018, respectively, from the purchase of a license of NB-IoT technologies. We had a cash outflow of $18.1 million in 2019 for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Financing Activities

Net cash used in financing activities in 2019 was $6.7 million, as compared to net cash used in financing activities of $17.8 million in 2018 and net cash provided by financing activities of $7.5 million in 2017.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional five million shares in 2010, 2013 and 2014. In May 2018, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. In 2019, we repurchased 355,180 shares of common stock at an average purchase price of $25.66 per share for an aggregate purchase price of $9.1 million. In 2018, we repurchased 655,876 shares of common stock at an average purchase price of $30.51 per share for an aggregate purchase price of $20.0 million. In 2017, we did not repurchase shares of our common stock. As of December 31, 2019, there were no shares of common stock available for repurchase under our share repurchase program. In February 2020, our board of directors authorized the expansion of the Company's share repurchase program with an additional 700,000 shares of common stock available for repurchase.

In 2019, 2018 and 2017, we received $2.4 million, $2.2 million and $7.5 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2019:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	907	530	351	26	—
Purchase Obligations – design tools	10,079	3,989	6,090	—	—
Other purchase Obligations	1,220	1,119	101	—	—
Total	12,206	5,638	6,542	26	—

Operating leasehold obligations principally relate to our offices in Israel, Ireland, United Kingdom, France, China, Japan and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2019, our income tax payable, net of withholding tax credits, included $1,037,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2019, the amount of accrued severance pay was $10,551,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $670,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.35 million, $0.24 million and $0.02 million for 2019, 2018 and 2017, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2019, 2018 and 2017 , we recorded accumulated other comprehensive gain of $117,000, accumulated other comprehensive loss of $68,000 and accumulated other comprehensive loss of $5,000 , respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2019, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $49,000, which will be recorded in the consolidated statements of income during the following four months. We recognized a net gain of 0.31 million, a net loss of 0.35 million and a net gain of $0.19 million for 2019, 2018 and 2017, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of December 31, 2019, we believe the losses associated with our investments are temporary and no impairment loss was recognized in 2019. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $3.64 million in 2019, $3.66 million in 2018 and $3.05 million in 2017. The slight decrease in interest income and gains and losses from marketable securities, net, for 2019 as compared to 2018 reflected lower combined cash, bank deposits and marketable securities balances held, offset with higher yields. The increase in interest income and gains and losses from marketable securities, net, for 2018 as compared to 2017 reflected higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2019.

CEVA, Inc.’s independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued a report concurring with management’s assessment of the company’s effective internal control over financial reporting, which appears in Item 8 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is incorporated herein by reference to the 2020 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2020 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2019 and 2018.

●	Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

●	Notes to the Consolidated Financial Statements.

2. Financial Statement Schedules:

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

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Amended and Restated Bylaws of the Registrant

3.4(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant*

4.1(5)	Specimen of Common Stock Certificate

4.2	Description of Securities*

10.1†(6)	CEVA, Inc. 2000 Stock Incentive Plan

10.2(6)†	CEVA, Inc. 2002 Stock Incentive Plan

10.3†(13)	CEVA, Inc. 2003 Director Stock Option Plan

10.4†(6)	Parthus 2000 Share Option Plan

10.5†(17)	CEVA, Inc. 2002 Employee Stock Purchase Plan (filed with this Annual Report on Form 10-K)

10.6(1)	Form of Indemnification Agreement

10.7†(7)	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.8†(7)	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.9†(8)	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.10†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.11†(9)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.12†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.13†(9)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.14†(9)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.15†(10)	Form of Nonstatutory Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.16†(10)	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 3, 2007

10.17†(11)	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.18†(12)	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.19†(17)	CEVA, Inc. 2011 Stock Incentive Plan (filed with this Annual Report on Form 10-K)

10.20†(14)	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.21†(14)	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.22†(14)	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.23†(14)	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.24†(14)	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.25†(14)	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.26†(14)	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan

10.27†(15)	2019 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2019 (portions of this exhibit is redacted).

10.28†(16)	2019 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2019 (portions of the description of the 2019 Executive Bonus Plan are redacted).

10.29†(18)	2020 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2020 (portions of this exhibit is redacted).

10.30†(18)	2020 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2020 (portions of the description of the 2020 Executive Bonus Plan are redacted).

10.31†(18)	Form of Short-Term Executive PSUs for Israeli Executive Officers (portions of this exhibit is redacted).

10.32†(18)	Form of Short-Term Executive PSUs for U.S.-based Executive Officers (portions of this exhibit is redacted).

10.33†(18)	Form of Long-Term Executive PSUs for Israeli Executive Officers.

10.34†(18)	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.

10.35†(19)	2019 PSU Award for Gideon Wertheizer

21.1*	List of Subsidiaries

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 31, 2019, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)

Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(6)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(7)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(10)	Filed as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(11)	Filed as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(12)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(13)	Filed as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference.
(14)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 11, 2016, and incorporated hereby by reference.
(15)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2018, and incorporated hereby by reference.
(16)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2019, and incorporated hereby by reference.
(17)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 1, 2018, and incorporated hereby by reference.
(18)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2020, and incorporated hereby by reference.
(19)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2019, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

CEVA, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company's auditor since 1999.

Tel Aviv, Israel

February 28, 2020

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CEVA, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CEVA Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel Aviv, Israel
February 28, 2020

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$22,260	$22,803
Short-term bank deposits	46,139	56,915
Marketable securities (Note 3)	77,469	64,867
Trade receivables (net of allowance for doubtful accounts of $0 and $327 at December 31, 2018 and December 31, 2019, respectively)	26,156	28,307
Prepaid expenses and other current assets	5,264	5,660
Total current assets	177,288	178,552
Long-term assets:
Bank deposits	21,864	5,368
Severance pay fund	9,026	9,881
Deferred tax assets, net (Note 14)	5,924	10,605
Property and equipment, net (Note 6)	7,344	7,879
Operating lease right-of-use assets	—	11,066
Goodwill	46,612	51,070
Intangible assets, net (Note 7)	2,700	13,424
Investments in other company	936	936
Other long-term assets	5,569	8,240
Total long-term assets	99,975	118,469
Total assets	$277,263	$297,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$632	$701
Deferred revenues	3,593	3,642
Accrued expenses and other payables (Note 8)	4,344	3,748
Accrued payroll and related benefits	13,183	15,894
Operating lease liabilities	—	2,393
Total current liabilities	21,752	26,378
Long-term liabilities:
Accrued severance pay	9,632	10,551
Operating lease liabilities	—	8,273
Other accrued liabilities	—	662
Total long-term liabilities	9,632	19,486

Stockholders’ equity (Note 9):
Preferred stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value: 60,000,000 shares authorized; 23,595,160 shares issued at December 31, 2018 and 2019; 21,787,860 and 21,839,369 shares outstanding at December 31, 2018 and 2019, respectively	22	22
Additional paid in-capital	223,250	228,005
Treasury stock at cost (1,807,300 and 1,755,791 shares of common stock at December 31, 2018 and 2019, respectively)	(39,132)	(39,390)
Accumulated other comprehensive gain (loss) (Note 11)	(1,114)	94
Retained earnings	62,853	62,426
Total stockholders’ equity	245,879	251,157
Total liabilities and stockholders’ equity	$277,263	$297,021

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2018	2019
Revenues:
Licensing and related revenue	$42,899	$40,446	$47,890
Royalties	44,608	37,431	39,262
Total revenues	87,507	77,877	87,152
Cost of revenues	6,953	7,951	10,106
Gross profit	80,554	69,926	77,046
Operating expenses:
Research and development, net	40,385	47,755	52,843
Sales and marketing	12,572	12,161	12,363
General and administrative	10,488	10,354	11,841
Amortization of intangible assets (Note 7)	1,236	901	1,923
Total operating expenses	64,681	71,171	78,970
Operating income (loss)	15,873	(1,245)	(1,924)
Financial income, net (Note 13)	3,026	3,418	3,291
Revaluation of investment in other company (Note 13)	—	(870)	—
Income before taxes on income	18,899	1,303	1,367
Taxes on income (Note 14)	1,871	729	1,339
Net income	$17,028	$574	$28

Basic net earnings per share	$0.78	$0.03	$(0.00)
Diluted net earnings per share	$0.75	$0.03	$(0.00)
Weighted average shares used to compute net earnings per share (in thousands):
Basic	21,771	22,034	21,932
Diluted	22,561	22,503	22,323

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2017	2018	2019

Net income:	$17,028	$574	$28
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(99)	(612)	1,245
Reclassification adjustments included in net income	—	67	28
Net change	(99)	(545)	1,273
Cash flow hedges:
Changes in unrealized gains (losses)	183	(431)	440
Reclassification adjustments included in net income	(189)	354	(307)
Net change	(6)	(77)	133
Other comprehensive income (loss) before tax	(105)	(622)	1,406
Income tax expense (benefit) related to components of other comprehensive income (loss)	(16)	(94)	198
Other comprehensive income (loss), net of taxes	(89)	(528)	1,208
Comprehensive income	$16,939	$46	$1,236

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock				Accumulated
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2017	21,273,500	$21	$212,103	$(39,507)	$(497)	$39,431	$211,551
Net income	—	—	—	—	—	17,028	17,028
Other comprehensive loss	—	—	—	—	(89)	—	(89)
Equity-based compensation	—	—	8,693	—	—	—	8,693
Issuance of treasury stock upon exercise of stock-based awards	790,507	1	(3,379)	13,451	—	(2,586)	7,487
Balance as of December 31, 2017	22,064,007	$22	$217,417	$(26,056)	$(586)	$53,873	$244,670
Net income	—	—	—	—	—	574	574
Other comprehensive loss	—	—	—	—	(528)	—	(528)
Equity-based compensation	—	—	10,367	—	—	—	10,367
Purchase of treasury stock	(655,876)	—	—	(20,008)	—	—	(20,008)
Issuance of treasury stock upon exercise of stock-based awards	379,729	—	(4,534)	6,932	—	(149)	2,249
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	—	—	—	8,555	8,555
Balance as of December 31, 2018	21,787,860	$22	$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net income	—	—	—	—	—	28	28
Other comprehensive income	—	—	—	—	1,208	—	1,208
Equity-based compensation	—	—	10,718	—	—	—	10,718
Purchase of treasury stock	(355,180)	—	—	(9,113)	—	—	(9,113)
Issuance of treasury stock upon exercise of stock-based awards	406,689	—	(5,963)	8,855	—	(455)	2,437
Balance as of December 31, 2019	21,839,369	$22	$228,005	$(39,390)	$94	$62,426	$251,157

Accumulated unrealized gain from available-for-sale securities, net of taxes of $5					$45
Accumulated unrealized gain from hedging activities, net of taxes of $7					$49
Accumulated other comprehensive income, net as of December 31, 2019					$94

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2017	2018	2019
Cash flows from operating activities:
Net income	$17,028	$574	$28
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	2,014	2,915	3,104
Amortization of intangible assets	1,236	1,242	2,165
Equity-based compensation	8,693	10,367	10,718
Realized loss, net on sale of available-for-sale marketable securities	—	67	28
Amortization of premiums on available-for-sale marketable securities	1,179	773	554
Unrealized foreign exchange (gain) loss, net	(42)	155	249
Revaluation of investment in other company	—	870	—
Changes in operating assets and liabilities:
Trade receivables	(1,446)	(463)	(2,151)
Prepaid expenses and other assets	(2,478)	(3,855)	(4,170)
Operating lease right-of-use assets	—	—	(1,281)
Accrued interest on bank deposits	151	(557)	(161)
Deferred taxes, net	(1,375)	(2,187)	(3,594)
Trade payables	(184)	226	53
Deferred revenues	(1,859)	(806)	85
Accrued expenses and other payables	1,259	(493)	(131)
Accrued payroll and related benefits	1,807	(527)	3,056
Operating lease liability	—	—	1,166
Income taxes payable	(1,493)	96	(53)
Accrued severance pay, net	(21)	215	9
Net cash provided by operating activities	24,469	8,612	9,674
Cash flows from investing activities:
Acquisition of business	—	—	(11,000)
Purchase of property and equipment	(4,135)	(3,319)	(3,461)
Purchase of intangible assets	—	(1,960)	(7,364)
Investment in bank deposits	(47,027)	(21,596)	(39,346)
Proceeds from bank deposits	44,450	32,892	45,435
Investment in available-for-sale marketable securities	(54,882)	(19,666)	(27,184)
Proceeds from maturity of available-for-sale marketable securities	9,296	10,122	3,888
Proceeds from sale of available-for-sale marketable securities	23,512	13,354	36,589
Net cash provided by (used in) investing activities	(28,786)	9,827	(2,443)
Cash flows from financing activities:
Purchase of treasury Stock	—	(20,008)	(9,113)
Proceeds from exercise of stock-based awards	7,487	2,249	2,437
Net cash provided by (used in) financing activities	7,487	(17,759)	(6,676)
Effect of exchange rate changes on cash and cash equivalents	168	(159)	(12)
Increase in cash and cash equivalents	3,338	521	543
Cash and cash equivalents at the beginning of the year	18,401	21,739	22,260
Cash and cash equivalents at the end of the year	$21,739	$22,260	$22,803

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2017	2018	2019
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$5,203	$4,294	$5,063
Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$—	$8,555	$—
Property and equipment purchases incurred but unpaid at period end	$—	$14	$21
Intangible assets purchased but unpaid at period end	$—	$750	$—
Right-of-use assets obtained in the exchange for operating lease liabilities	$—	$—	$2,493

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

CEVA licenses a family of signal processing IPs in two types of categories: wireless connectivity and smart sensing products. These products include comprehensive DSP-based platforms for 5G baseband processing in mobile and infrastructure, advanced imaging and computer vision for any camera-enabled device and audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For sensor fusion, following the acquisition of the business of Hillcrest Laboratories, Inc. (“Hillcrest Labs”) as discussed below, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls, and IoT. For artificial intelligence, CEVA offers a family of AI processors capable of handling the complete gamut of neural network workload and on-device. For wireless IoT, CEVA offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

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

Acquisitions:

In July 2019, the Company acquired the Hillcrest Labs business from InterDigital, Inc. (“InterDigital”). Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. Under the terms of the agreement, the Company agreed to pay an aggregate of $11,204 to purchase the Hillcrest Labs business, as well as non-exclusive rights to certain Hillcrest Labs’ patents retained by InterDigital, with $10,000 paid at closing, $204 of which is a contingent consideration that is expected to be paid during the first quarter of 2020, and the remainder of $1,000 held in escrow to satisfy indemnification claims, if any.

The milestone-based contingent payment is calculated based on payments to be received by the Company for certain products to be sold by the Company prior to October 15, 2019. These milestone-based contingent payments were measured at fair value on the closing date and recorded as a liability on the balance sheet in the amount of $204.

In addition, the Company incurred acquisition-related expenses associated with the Hillcrest Labs transaction in a total amount of $462, which were included in general and administrative expenses for the year ended December 31, 2019. Acquisition-related costs included legal, accounting and consulting fees, and other external costs directly related to the acquisition.

Goodwill generated from this business combination is attributed to synergies between the Company's and Hillcrest Lab's respective products and services.

The results of Hillcrest Labs’ operations have been included in the consolidated financial statements since July 19, 2019. Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company's consolidated statement of income.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The purchase price allocation for the acquisition has been determined as follows:

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

In August 2019, the Company entered into a strategic agreement with a private company, Immervision, Inc. (“Immervision”), whereby the Company made a strategic technology investment for a total consideration of $10,000 to secure exclusive licensing rights to Immervision’s advanced portfolio of patented wide-angle image processing technology and software. The Company considered this transaction as an asset acquisition. As a result, the estimated fair value of the assets acquired have been included in the accompanying balance sheet from the date of acquisition.

The consideration for the investment has been determined as follows:

Prepaid expenses	$2,937
Intangible assets:
Core technologies	7,063
Total assets	$10,000

The intangible assets will be amortized based on the pattern upon which the economic benefits of the intangible assets are to be utilized.

Basis of presentation:

The consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

Recently Adopted Accounting Pronouncements:

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Note 1 hereafter – “Leases” and Note 4- “Leases”.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. The new guidance was effective for the Company on January 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Principles of consolidation:

The consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from the date acquired.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.85%, 2.16% and 2.64% during 2017, 2018 and 2019, respectively.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that are deemed other-than-temporarily impaired (“OTTI”), the amount of impairment is recognized in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2017, 2018 and 2019.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.26%, 2.57% and 2.94% during 2017, 2018 and 2019, respectively.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2017, 2018 and 2019.

Leases:

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840, which did not require recognition of operating lease assets and liabilities on the balance sheets.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, the Company’s assessment on whether a contract was or contained a lease, and initial direct costs for any leases that existed prior to January 1, 2019.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $9,785 and operating lease liabilities of $9,498. The ROU assets include adjustments for prepayments in the amount of $287. The adoption did not impact the Company’s beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all of the Company’s lease contracts do not meet any of the criteria above, the Company concluded that all of its lease contracts should be classified as operation leases.

ROU assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available on the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company elected to not recognize a lease liability and a ROU asset for lease with a term of twelve months or less.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises the only reporting unit.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. For each of the three years in the period ended December 31, 2019, no impairment of goodwill has been recorded.

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from half a year to seven and a half years.

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2017, 2018 and 2019.

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

During the year ended December 31, 2019, no impairment loss was identified. During the year ended December 31, 2018, the Company recorded a loss of $870 related to revaluation of its investment in a private company based on observable price changes. During the year ended December 31, 2017, no impairment loss was identified.

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

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, training and sale of development systems and chips, which are included in licensing and related revenue in the accompanying consolidated statements of income.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of the Company’s royalty revenues, the Company receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. When the Company does not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on the Company’s estimation of the customer’s sales during the quarter.

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

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA“) (refer to Note 15 for further details). Cost of product revenue includes materials, subcontractors, amortization of acquired assets (NB-IoT and Immervision technologies) and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, office expenses and other support costs.

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

The Company recorded grants in the amounts of $4,137, $3,352 and $5,643 for the years ended December 31, 2017, 2018 and 2019, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company's French subsidiaries (RivieraWaves and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction to “Research and development expenses” in the consolidated statements of income. During the years ended December 31, 2017, 2018 and 2019, the Company recorded CIR benefits in the amount of $1,555, $2,065 and $2,312, respectively.

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

Total contributions for the years ended December 31, 2017, 2018 and 2019 were $988, $1,048 and $1,189, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2017, 2018 and 2019, were $1,413, $1,818 and $1,826, respectively.

Equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors. Equity-based compensation primarily includes restricted stock units (“RSUs”), as well as options, stock appreciation right (“SAR”), performance-based stock units (“PSUs”) and employee stock purchase plan awards.

Effective as of January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified, retrospective basis. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur.

The Company estimates the fair value of options and SAR awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of income. The Company recognizes compensation expenses for the value of its options and SARs, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards.

The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards, and for its PSU awards based on the accelerated attribution method over the requisite service period of each of the awards. The fair value of each RSU and PSU is the market value as determined by the closing price of the common stock on the day of grant.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company uses the Monte-Carlo simulation model for options and SARs granted. The Monte-Carlo simulation model uses the assumptions noted below. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option and SAR term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Monte-Carlo model also considers the suboptimal exercise multiple which is based on the average exercise behavior of the Company's employees over the past years, the contractual term of the options and SARs, and the probability of termination or retirement of the holder of the options and SARs in computing the value of the options and SARs. Neither options nor SARs were granted during 2017, 2018 and 2019.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2017			2018			2019

Expected dividend yield		0%			0%			0%
Expected volatility	28%	-	46%	35%	-	42%	42%	-	43%
Risk-free interest rate	0.5%	-	1.1%	0.7%	-	2.2%	2.0%	-	2.5%
Expected forfeiture		0%			0%			0%
Contractual term of up to (months)		24			24			24

During the years ended December 31, 2017, 2018 and 2019, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2017	2018	2019

Cost of revenue	$459	$588	$630
Research and development, net	3,839	5,141	5,857
Sales and marketing	1,428	1,587	1,495
General and administrative	2,967	3,051	2,736
Total equity-based compensation expense	$8,693	$10,367	$10,718

As of December 31, 2019, there was $97 of unrecognized compensation expense related to unvested stock options, SARs and employee stock purchase plan. This amount is expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2019, there was $13,969 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

Fair value of financial instruments:

The carrying amount of cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 5 for more information.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them.   Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. Generally, these cash equivalents may be redeemed upon demand and, therefore management believes that it bears a lower risk. The short-term and long-term bank deposits are held in financial institutions which management believes are institutions with high credit standing, and accordingly, minimal credit risk from geographic or credit concentration. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company has the ability to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of December 31, 2019, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2019. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

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

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2019
Allowance for doubtful accounts	$—	$327	$—	$327

Year ended December 31, 2018
Allowance for doubtful accounts	$—	$—	$—	$—

Year ended December 31, 2017
Allowance for doubtful accounts	$—	$—	$—	$—

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

As a result of adopting the new accounting guidance discussed in Note 1, " Recently adopted accounting pronouncements," beginning on January 1, 2019, gains and losses on derivative instruments that are designated and qualify as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in earnings. Cash flow hedge ineffectiveness was immaterial during 2017 and 2018.

As of December 31, 2018 and 2019, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $9,100 and $5,500, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income as incurred. Advertising expenses for the years ended December 31, 2017, 2018 and 2019 were $1,118, $1,080 and $996, respectively.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Net earnings per share of common stock:

Basic net earnings per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with FASB ASC No. 260, “Earnings Per Share.”

	Year ended December 31,
	2017	2018	2019
Numerator:
Net income	$17,028	$574	$28
Denominator (in thousands):
Basic weighted-average common stock outstanding	21,771	22,034	21,932
Effect of stock-based awards	790	469	391
Diluted weighted-average common stock outstanding	22,561	22,503	22,323

Basic net earnings per share	$0.78	$0.03	$0.00
Diluted net earnings per share	$0.75	$0.03	$0.00

The weighted-average number of shares related to outstanding options, SARs, RSUs and PSUs excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 29,892, 161,362 and 184,947 shares for the years ended December 31, 2017, 2018 and 2019, respectively.

Recently Issued Accounting Pronouncement:

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company does not expect that this new guidance will have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company does not expect that this new guidance will have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

With respect to the Company’s royalty business, ASC 606 had a significant impact as well. Under the accounting standards in effect during prior periods, the Company recognized sales-based royalties as revenues during the quarter when such royalties were reported by licensees, which reflected the licensees’ prior quarter sales and when all other revenue recognition criteria were met. Under ASC 606, the Company is required to estimate and recognize sales-based royalties during the period when the associated sales occurred. Accordingly, as of December 31, 2018, the Company has an increase in unbilled receivables of $8,597 in the statement of financial position.

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

	2020	2021
License and related revenues	$16,269	$1,889

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In connection with the adoption of ASC 606, the Company is required to capitalize incremental costs that are related to sales during the period, consisting primarily of sales commissions earned when contracts are signed. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized $239 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows ASC 606’s practical expediency, and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation. For the years ended December 31, 2018 and 2019, the amount of amortization was $120 and $183, respectively, and there was no impairment loss in relation to costs capitalized. Deferred sales commission amounted to $96 as of December 31, 2019.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Year ended December 31, 2018			Year ended December 31, 2019
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,260	$2,094	$8,354	$15,203	$1,424	$16,627
Europe and Middle East	3,672	13,698	17,370	5,282	16,211	21,493
Asia Pacific	30,514	21,639	52,153	27,405	21,627	49,032
Total	$40,446	$37,431	$77,877	$47,890	$39,262	$87,152

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$30,628	$35,055	$65,683	$36,471	$34,206	$70,677
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	9,818	2,376	12,194	11,419	5,056	16,475
Total	$40,446	$37,431	$77,877	$47,890	$39,262	$87,152

Timing of revenue recognition
Products transferred at a point in time	$30,744	$37,431	$68,175	$33,794	$39,262	$73,056
Products and services transferred over time	9,702	—	9,702	14,096	—	14,096
Total	$40,446	$37,431	$77,877	$47,890	$39,262	$87,152

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	December 31, 2018	December 31, 2019

Trade receivables	$9,971	$11,066
Unbilled receivables (associated with licensing and related revenue)	6,745	5,269
Unbilled receivables (associated with royalties)	9,440	11,972
Deferred revenues (short-term contract liabilities)	3,593	3,642

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

During the year ended December 31, 2019, the Company recognized $3,593 that was included in deferred revenues (short-term contract liability) balance at January 1, 2019.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2018 and 2019:

	As at December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,224	$16	$(11)	$18,229
	18,224	16	(11)	18,229
Available-for-sale - matures after one year through five years:
Corporate bonds	46,593	168	(123)	46,638
	46,593	168	(123)	46,638

Total	$64,817	$184	$(134)	$64,867

	As at December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$6,094	$—	$(32)	$6,062
	6,094	—	(32)	6,062
Available-for-sale - matures after one year through five years:
Certificate of deposits	747	—	—	747
Government bonds	501	—	(5)	496
Corporate bonds	71,350	134	(1,320)	70,164
	72,598	134	(1,325)	71,407

Total	$78,692	$134	$(1,357)	$77,469

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and 2019, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2019	$22,852	$(102)	$14,231	$(32)
As of December 31, 2018	$16,580	$(192)	$52,590	$(1,165)

As of December 31, 2018 and 2019, management believes the impairments are not other than temporary and therefore the unrealized losses were recorded in accumulated other comprehensive income (loss).

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2017	2018	2019

Gross realized gains from sale of available-for-sale marketable securities	$47	$4	$13
Gross realized losses from sale of available-for-sale marketable securities	$(47)	$(71)	$(41)

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2020 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company has an option to extend the lease of one of its principal office spaces until 2028, which is reasonably certain to be renewed. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2019
weighted average remaining lease term (years)	7.65
weighted average discount rate	3.73%

Total operating lease cost during the year ended December 31, 2019 was $2,238. Cash paid for amounts included in the measurement of operating lease liabilities was $2,173 during the year ended December 31, 2019.

Maturities of lease liabilities are as follows:

2020	$2,434
2021	1,795
2022	1,481
2023	1,271
2024	1,089
2025 and thereafter	4,228
Total undiscounted cash flows	12,298
Less imputed interest	1,632
Present value of lease liabilities	$10,666

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

Description	December 31, 2019	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$64,867	—	$64,867	—
Foreign exchange contracts	56	—	56	—

Description	December 31, 2018	Level I	Level II	Level III
Assets:
Marketable securities:
Certificate of deposits	$747	—	$747	—
Government bonds	496	—	496	—
Corporate bonds	76,226	—	76,226	—

Liabilities:
Foreign exchange contracts	77	—	77	—

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2018	2019
Cost:
Computers, software and equipment	$16,431	$19,182
Office furniture and equipment	832	889
Leasehold improvements	2,880	3,368
	20,143	23,439
Less – Accumulated depreciation	(12,799)	(15,560)
Property and equipment, net	$7,344	$7,879

The Company recorded depreciation expenses in the amount of $2,915 and $3,104 for the years ended December 31, 2018 and 2019, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	Year ended December 31,
	2018	2019
Balance as of January 1,	$46,612	$46,612
Acquisition	—	4,458
Balance as of December 31,	$46,612	$51,070

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

(b)	Intangible assets:

		Year ended December 31, 2018			Year ended December 31, 2019
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of RivieraWaves
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	4,955	841	5,796	5,796	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	—	—	—	3,518	395	3,123
Customer backlog	0.5	—	—	—	72	65	7
Core technologies	7.5	—	—	—	2,475	150	2,325

Intangible assets related to a technology investment in Immervision
Core technologies	6.4	—	—	—	7,063	472	6,591

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	2,200	341	1,859	1,961	583	1,378

Total intangible assets		$8,361	$5,661	$2,700	$21,250	$7,826	$13,424

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of December 31, 2019. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2020	$2,588
2021	2,582
2022	2,581
2023	1,906
2024	1,852
2025 and thereafter	1,915
$13,424

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company recorded amortization expense in the amount of $1,242 and $2,165 for the years ended December 31, 2018 and 2019, respectively.

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2018	2019

Engineering accruals	$884	$788
Professional fees	752	629
Government grants	417	527
Income taxes payable, net	141	88
Facility related accruals	259	284
Intangible assets purchase payables	750	204
Other	1,141	1,228
Total	$4,344	$3,748

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional five million shares in 2010, 2013 and 2014. In May 2018, the Company’s Board of Directors authorized the repurchase by the Company of an additional 700,000 shares of common stock.

As of December 31, 2019, there were no shares of common stock available for repurchase under the Company’s share repurchase program.

In 2017, the Company did not repurchase any shares of its common stock. In 2018, the Company repurchased 655,876 shares of common stock at an average purchase price of $30.51 per share for an aggregate purchase price of $20,008. In 2019, the Company repurchased 355,180 shares of common stock at an average purchase price of $25.66 per share for an aggregate purchase price of $9,113.

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

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2019, is as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	702,817	$19.88	4.3	$2,708
Granted	—	—
Exercised	(54,834)	16.71
Forfeited or expired	(5,730)	20.08
Outstanding at the end of the year (2)	642,253	$20.14	3.5	$4,718
Exercisable at the end of the year (3)	616,253	$19.80	3.4	$4,718

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 596,877 shares of the Company's common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 570,877 shares of the Company's common stock issuable upon exercise.

In 2017, 2018 and 2019, the Company did not grant options and/or SARs.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2017, 2018 and 2019 was $15,188, $384 and $629, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company which were outstanding as of December 31, 2019 have been classified into a range of exercise prices as follows:

			Outstanding			Exercisable
Exercise price (range)			Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price
14.16	-	18.62	299,836	2.5	$15.64	299,836	2.5	$15.64
19.36	-	19.83	172,166	4.1	$19.42	172,166	4.1	$19.42
24.86	-	30.60	170,251	4.8	$28.81	144,251	4.4	$28.88
			642,253	3.5	$20.14	616,253	3.4	$19.80

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

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved, effective immediately, an amendment to the RSU award granted to the Company’s Chief Executive Officer (the “CEO”) on February 19, 2019, consisting of 30,000 RSUs that vest in a three-year period (the “Prior RSU Award”). The Committee and the CEO mutually agreed to amend the Prior RSU Award. In lieu of the Prior RSU Award, the CEO received (1) 10,000 time-based RSUs with the same original three-year vesting schedule starting with 1/3 on February 19, 2020, and (2) an opportunity to receive up to 24,000 performance-based PSUs shares based on the Company’s achievement of the 2019 license and related revenue goal approved by the Board of Directors (the “2019 License Revenue Target”). If the Company’s results equal 100% of the 2019 License Revenue Target, the CEO would receive 20,000 PSUs. If the Company’s results were between 90% to 99% of the 2019 License Revenue Target, the CEO would receive the same proportion of the 20,000 PSUs. If the Company’s results exceeded 100% of the 2019 License Revenue Target, every 1% increase of the 2019 License Revenue Target, up to 120%, would result in an increase of 1% of the 20,000 PSUs to be awarded to the CEO. In 2019, the Company achieved 116% of the 2019 License Revenue Target, so based on the PSU award conditions, the CEO received 23,200 PSUs. The PSUs vest in a three-year period, with 1/3 of the PSUs vested on February 19, 2020, and thereafter 1/3 of the remaining PSUs would vest on each of February 19, 2021 and February 19, 2022.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

On July 19, 2019, the Company issued a total of 52,000 RSUs to 22 employees who joined the Company in connection with the Company's acquisition of the Hillcrest Labs business. The RSUs were granted outside of the Company’s existing equity plans and were granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4). The RSUs were priced at $25.41, the fair market value on the grant date, and would vest over three years, with 34% of the RSUs vesting after one year and the remaining vest in equal portions over the following 24 months, such that all RSUs vest after three years, subject to the employee's continuous service through each vesting date.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2019, is as follows:

	Number of RSUs and PSUs	Weighted average Grant-Date fair value
Unvested as at the beginning of the year	564,390	$32.28
Granted	509,309	27.74
Vested	(282,557)	29.94
Forfeited	(58,578)	31.18
Unvested at the end of the year	732,564	$30.11

Stock Plans

As of December 31, 2019, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2019, options, SARs, RSUs and PSUs to purchase 671,132 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 2,350,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term. As of December 31, 2019, there were no outstanding equity awards remaining in the 2002 Plan.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan.  In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all current directors of the Company consisting solely of RSUs granted under the 2011 Plan.  From February 2015 to 2017, the Chairman of the Board of Directors would receive a RSU award with an annualized value of $268,520, directors with a chairperson position on any committee of the Board of Directors would receive a RSU award with an annualized value of $249,340 and all other directors would receive a RSU award with an annualized value of $124,670. In response to market trends, in lieu of the prior annualized values of the RSU awards to directors, starting in July 2018, each director was granted shares of RSUs based on an annualized value of $124,670, which vest 50% on the first year anniversary of the grant date and the remaining 50% on the second year anniversary of the grant date. In July 2018 and 2019, based on the new parameters, the directors of the Company received a grant of RSUs in the aggregate amount of 28,896 RSUs and 35,399 RSUs, respectively. In February 2019, the Board determined that each new director of the Company, in lieu of an option to purchase 38,000 shares of common stock, would receive a RSU award with an annualized value of $124,670.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 2,700,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2019, 109,123 shares of common stock were available for future issuance under the ESPP.

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

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended December 31,
	2018	2019
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	—	42
Total	$—	$56

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$14	$—
Foreign exchange forward contracts	63	—
Total	$77	$—

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The increase in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2017	2018	2019
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$90	$(146)	$55
Foreign exchange forward contracts	93	(285)	385
	$183	$(431)	$440

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2017	2018	2019
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(90)	$132	$(27)
Foreign exchange forward contracts	(99)	222	(280)
	$(189)	$354	$(307)

The Company recorded in cost of revenues and operating expenses, a net gain of $189, a net loss of $354 and a net gain of $307 during the years ended December 31, 2017, 2018 and 2019, respectively, related to its Hedging Contracts.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2018			Year ended December 31, 2019
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(586)	$—	$(586)	$(1,046)	$(68)	$(1,114)
Other comprehensive income (loss) before reclassifications	(521)	(380)	(901)	1,072	388	1,460
Amounts reclassified from accumulated other comprehensive income (loss)	61	312	373	19	(271)	(252)
Net current period other comprehensive income (loss)	(460)	(68)	(528)	1,091	117	1,208
Ending balance	$(1,046)	$(68)	$(1,114)	$45	$49	$94

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income

	Year ended December 31,
	2017	2018	2019
Unrealized gains (losses) on cash flow hedges	$4	$(7)	$5	Cost of revenues
	162	(308)	272	Research and development
	10	(13)	8	Sales and marketing
	13	(26)	22	General and administrative
	189	(354)	307	Total, before income taxes
	21	(42)	36	Income tax expense (benefit)
	168	(312)	271	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	—	(67)	(28)	Financial income, net
	(1)	(6)	(9)	Income tax benefit
	1	(61)	(19)	Total, net of income taxes

	$169	$(373)	$252	Total, net of income taxes

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

	Year ended December 31,
	2017	2018	2019
Revenues based on customer location:
United States	$7,188	$8,354	$16,627
Europe, Middle East (3)	11,007	17,370	21,493
Asia Pacific (1) (2)	69,312	52,153	49,032
	$87,507	$77,877	$87,152

(1) China	$41,059	$33,672	$33,233
(2) S. Korea	$17,842	$7,989	*)
(3) Germany	*)	$13,873	$16,100

*) Less than 10%

	2018	2019
Long-lived assets by geographic region:
Israel	$6,599	$15,032
France	451	605
United States	156	1,356
Other	138	1,952
	$7,344	$18,945

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2017	2018	2019
Customer A	23%	15%	15%
Customer B	17%	*)	*)
Customer C	*)	19%	19%

*) Less than 10%

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2017	2018	2019
Connectivity products	78%	84%	81%
Smart sensing products	22%	16%	19%

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 13: SELECTED STATEMENTS OF INCOME DATA

a. Financial income, net:

	Year ended December 31,
	2017	2018	2019

Interest income	$4,233	$4,499	$4,220
Loss on available-for-sale marketable securities, net	—	(67)	(28)
Amortization of premium on available-for-sale marketable securities, net	(1,179)	(773)	(554)
Foreign exchange loss, net	(28)	(241)	(347)
Total	$3,026	$3,418	$3,291

b. Revaluation of investment in other company:

The Company recorded a loss of $870 in 2018 related to revaluation of its investment in other company. During the year ended December 31, 2019, no impairment loss was identified.

The following table summarizes the total carrying value of the Company’s investment in other company held as of December 31, 2019 including cumulative unrealized downward adjustments made to the initial cost basis of the investment:

Initial cost basis	$1,806
Downward adjustments	(870)
Total carrying value at the end of the period	$936

NOTE 14: TAXES ON INCOME

a. U.S. tax reform

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; creation of the base erosion anti-abuse tax (“BEAT”), introduction of the Global Intangible Low Taxed Income (“GILTI”) provisions; the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system; modifications to the allowance of net business interest expense deductions; modification of net operating loss provisions; changes to 162(m) limitation rules and bonus depreciation provisions. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future dividend distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act became effective January 1, 2018.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In connection with its analysis of the impact of the Tax Act, the Company had $16,053 of Transition Tax inclusion reported on the tax return filed for the year ended December 31, 2017. After the utilization of existing tax net operating loss carryforwards, the Company did not pay additional U.S. federal cash taxes.

The Tax Act added a new code section 951A, which requires a U.S. shareholder of a Controlled Foreign Corporation (“CFC”) to include in current taxable income, its GILTI in a manner similar to Subpart F income. The statutory language also allows a deduction for corporate shareholders equal to 50% of the GILTI inclusion, which would be reduced to 37.5% starting in 2026. In general, GILTI imposes a tax on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets. The Company is subject to GILTI for 2018 and future periods.  The Company is electing to account for the income tax effects of GILTI as a ‘period cost’, an income tax expenses in the year the tax is incurred.

For the fiscal year ended 2018 and 2019, the Company had sufficient net operating losses and GILTI foreign tax credits to offset the U.S. tax liability and did not pay additional U.S. federal cash taxes.

Furthermore, the Tax Act limits the carryover of net operating losses generated after tax years 2017 to 80% of taxable income and eliminates the ability to carryback. Losses incurred before January 1, 2018 have not changed and are not limited to the 80% of taxable income and will continue to be carried forward 20 years. The Company has fully utilized all pre-2018 net operating losses. Any future net operating losses generated will be carried forward indefinitely and subject to an 80% taxable income limitation.

The Tax Act amended section 168(k) provision to allow 100% expensing for investments in depreciable property for property other than real property or certain utility property and certain businesses with floor plan indebtedness. This applies to investments subsequent to September 27, 2017 and before January 1, 2023. The Company has conformed to the provisions as applicable.

b. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiary qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiary is taxed at a rate of 25%. As of December 31, 2019, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiary, are 2014 and subsequent years.

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

Income not eligible for Approved Enterprise benefits or Benefited Enterprise benefits is taxed at a regular rate, which was 23% in 2019, 23% in 2018 and 24% in 2017.

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

The new tax track under the Amendment, which is applicable to the Company, is the “Technological Preferred Enterprise”. Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the law, which is located in the center of Israel (where our Israeli subsidiary is currently located), will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A - a tax rate of 7.5%). Any dividends distributed to "foreign companies", as defined in the law, deriving from income from the technological enterprises will be subject to tax at a rate of 4% if foreign investors are holding at least 90% of the Company’s common stock.

The Company expects to apply the Technological Preferred Enterprise tax track from tax year 2020 and onwards. Accordingly, the above changes in the tax rates relating to Technological Preferred Enterprises were taken into account in the computation of deferred taxes as of December 31, 2019.

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

As of December 31, 2019, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2018 and subsequent years.

3. French Subsidiary

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. In 2018, the French operating subsidiary qualified for a 28% corporate income tax rate for taxable profit up to €500,000 (approximately $559,930) and the standard corporate income tax rate of 33.33% for taxable profit above €500,000 (approximately $559,930). In 2019, the standard corporate income tax rate is reduced to 31%, with the first €500,000 (approximately $559,930) of taxable profit still being subject to the 28% rate. In 2020, the 28% corporate income tax rate will become the new standard rate for all taxable profits. In 2021, the standard corporate income tax rate will be reduced to 26.5%. In 2022, the standard corporate income tax rate will be reduced to 25%.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2019, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2017 and subsequent years.

c. Taxes on income comprised of:

	Year ended December 31,
	2017	2018	2019
Domestic taxes:
Current	$(227)	$3	$3
Deferred	—	—	—
Foreign taxes:
Current	3,473	2,913	1,936
Deferred	(1,375)	(2,187)	(600)
	$1,871	$729	$1,339

Income before taxes on income:
Domestic	$(5,946)	$(5,680)	$(9,039)
Foreign	24,845	6,983	10,406
	$18,899	$1,303	$1,367

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2017	2018	2019
Income before taxes on income	$18,899	$1,303	$1,367
Theoretical tax at U.S. statutory rate	6,426	274	287
Foreign income taxes at rates other than U.S. rate	(2,304)	369	(33)
Approved and benefited enterprises benefits (*)	(2,698)	(239)	(154)
Subpart F	737	563	568
Non-deductible items	294	217	124
Non-taxable items	(529)	(434)	(486)
Changes in uncertain tax position	(1,757)	16	(1,029)
Stock-based compensation expense	(1,503)	(62)	(3)
Deemed mandatory repatriation	1,916	3,542	—
Impacts of GILTI	—	880	967
Changes in valuation allowance	2,076	(5,005)	(209)
Other, net	(787)	608	1,307
Taxes on income	$1,871	$729	$1,339

(*)Basic and diluted earnings per share amounts of the benefit resulting from the “Approved Enterprise” and “Benefited Enterprise” status	$0.12	$0.01	$0.01

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2018	2019
Deferred tax assets
Operating loss carryforward	$9,505	$8,778
Accrued expenses and deferred revenues	1,274	1,455
Temporary differences related to R&D expenses	3,194	3,123
Equity-based compensation	2,724	3,396
Right of use asset	—	1,546
Tax credit carry forward	1,381	5,666
Other	705	502
Total gross deferred tax assets	18,783	24,466
Valuation allowance	(12,745)	(12,315)
Net deferred tax assets	$6,038	$12,151

Deferred tax liabilities
Intangible assets	$114	$—
Lease liability	—	1,546
Total deferred tax liabilities	$114	$1,546

Net deferred tax assets (*)	$5,924	$10,605

(*)	Net deferred taxes for the years ended December 31, 2018 and 2019 are all from foreign jurisdictions.

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

As of December 31, 2019, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded.

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2018	2019
Beginning of year	$2,224	$2,739
Additions for current year tax positions	575	478
Reductions for prior year’s tax positions	(60)	(16)
Decrease as a result of the completion of a tax audit for prior years	—	(2,164)
Balance at December 31	$2,739	$1,037

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2018 and 2019, there were $2,739 and $1,037, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes during the years ended December 31, 2018 and 2019 because such interest and penalties did not have a material impact on the Company’s financial statements.

During the year ended December 31, 2019, the Company recorded a tax benefit of $1,029 as a result of the completion of a tax audit for prior years in a certain foreign tax jurisdiction. The reduction in the unrecognized tax benefits balance for prior years as a result of the completion of the tax audit for the year ended December 31, 2019 was $2,164.

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

g. Tax loss carryforwards:

As of December 31, 2019, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $9,101, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2019, CEVA’s Irish subsidiary had foreign operating losses of approximately $59,304, which are available to offset future taxable income indefinitely. As of December 31, 2019, CEVA’s French subsidiaries had foreign operating losses of approximately $2,602, which are available to offset future taxable income indefinitely.

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

b. As of December 31, 2019, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

CEVA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2019, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2020	$530	$3,989	$1,119	$5,638
2021	141	4,070	101	4,312
2022	113	2,020	—	2,133
2023 and thereafter	123	—	—	123
Total	$907	$10,079	$1,220	$12,206

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2019, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2017, 2018 and 2019 amounted to $1,016, $842 and $715, respectively. As of December 31, 2019, the aggregate contingent liability to the IIA (including interest) amounted to $25,789.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.
By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

February 28, 2020

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

Signature	Title	Date
/S/ GIDEON WERTHEIZER	Chief Executive Officer and Director	February 28, 2020
Gideon Wertheizer	(Principal Executive Officer & Director)

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer	February 28, 2020
Yaniv Arieli	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER MCMANAMON	Director and Chairman	February 28, 2020
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	February 28, 2020
Bernadette Andrietti

/S/ ELIYAHU AYALON	Director	February 28, 2020
Eliyahu Ayalon

/S/ ZVI LIMON	Director	February 28, 2020
Zvi Limon

/S/ BRUCE MANN	Director	February 28, 2020
Bruce Mann

/S/ MARIA MARCED	Director	February 28, 2020
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	February 28, 2020
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	February 28, 2020
Louis Silver