Form 10-Q
period 2020-03-31
CEVA INC
filed 2020-05-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,004,304 of common stock, $0.001 par value, as of May 4, 2020.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●

Our forecast that in 2022, our licensing and related revenue will have grown approximately 10% to 20% from the 2018 licensing revenue level, our royalty revenue will be approximately two times greater than 2018 royalty revenue and our non-GAAP net income will be approximately three times greater than 2018 non-GAAP net income;

●	Our belief that our licensing business is robust with a diverse customer base and a myriad of target markets;

●	Our belief that we are an incumbent player in the mobile handsets space;

●	Our belief that we continue to experience strong demand for all of our technologies, especially for 5G and Wi-Fi 6 applications;

●	Our belief that our PentaG platform for 5G handsets and other 5G endpoints is the most advanced cellular baseband IP in the industry today and puts us in a strong position to power 5G smartphones, fixed wireless and a range of robotics, automotive, and smart cities and other industrial applications;

●	Our belief that our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU) and Base Band Units (BBU), put us in a strong position to capitalize on the growing deployment of 5G infrastructure, including its different architectures such C-RAN, D-RAN, V-RAN and O-RAN;

●	Our belief that our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market and value-add;

●	Our belief that the growing market potential for voice assisted devices offers an additional growth segment for us, and that our highly-integrated platforms, plus our proven track record in audio/voice processing, put us in a strong position to power audio and voice roadmaps across a new range of addressable end markets;

●	Our belief that the growing use of vision processing, SLAM and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, AR, XR, consumer cameras, surveillance, automotive ADAS, robotics and industrial IoT applications;

●	Our belief that the trend to move AI workloads from the cloud to the edge represents new licensing and royalty drivers for the company in the coming years;

●	Our belief that SensPro™ is the world’s first high performance sensor hub processor specifically for multi-sensor processing, which will open up new licensing and royalty opportunities and markets for us;

●	Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology for smart sensing, including robot vacuum cleaners, DTVs, OTTs, remote controls, stylus pens and many other application that make use of IMU;

●	Per Yole Dévelopement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022;

●

Our belief that our Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●

Our expectation of significant growth in royalty revenues derived from base station and IoT applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$22,903	$22,803
Short term bank deposits	58,481	56,915
Marketable securities	67,909	64,867
Trade receivables (net of allowance for credit losses of $1,199 at March 31, 2020 and $327 at December 31, 2019)	24,925	28,307
Prepaid expenses and other current assets	6,981	5,660
Total current assets	181,199	178,552
Long-term assets:
Bank deposits	1,296	5,368
Severance pay fund	9,827	9,881
Deferred tax assets, net	11,753	10,605
Property and equipment, net	7,944	7,879
Operating lease right-of-use assets	10,608	11,066
Goodwill	51,070	51,070
Intangible assets, net	12,771	13,424
Investments in non-marketable equity securities	936	936
Other long-term assets	8,513	8,240
Total long-term assets	114,718	118,469
Total assets	$295,917	$297,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$925	$701
Deferred revenues	4,034	3,642
Accrued expenses and other payables	3,013	3,748
Accrued payroll and related benefits	17,266	15,894
Operating lease liabilities	2,375	2,393
Total current liabilities	27,613	26,378
Long-term liabilities:
Accrued severance pay	10,607	10,551
Operating lease liabilities	7,788	8,273
Other accrued liabilities	637	662
Total long-term liabilities	19,032	19,486
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at March 31, 2020 (unaudited) and December 31, 2019. 21,999,660 and 21,839,369 shares outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	22	22
Additional paid in-capital	225,583	228,005
Treasury stock at cost (1,595,500 and 1,755,791 shares of common stock at March 31, 2020 (unaudited) and December 31, 2019, respectively)	(36,033)	(39,390)
Accumulated other comprehensive gain (loss)	(349)	94
Retained earnings	60,049	62,426
Total stockholders’ equity	249,272	251,157
Total liabilities and stockholders’ equity	$295,917	$297,021

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2020	2019
Revenues:
Licensing and related revenue	$14,495	$11,011
Royalties	9,120	5,958
Total revenues	23,615	16,969
Cost of revenues	2,751	2,023
Gross profit	20,864	14,946
Operating expenses:
Research and development, net	15,113	12,330
Sales and marketing	3,168	3,021
General and administrative	3,664	2,317
Amortization of intangible assets	582	210
Total operating expenses	22,527	17,878
Operating loss	(1,663)	(2,932)
Financial income, net	831	800
Loss before taxes on income	(832)	(2,132)
Taxes on income	353	165
Net loss	$(1,185)	$(2,297)

Basic net loss per share	$(0.05)	$(0.10)
Diluted net loss per share	$(0.05)	$(0.10)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	22,421	21,917
Diluted	22,421	21,917

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2020	2019

Net loss:	$(1,185)	$(2,297)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(778)	639
Reclassification adjustments for (gains) losses included in net income (loss)	2	24
Net change	(776)	663
Cash flow hedges:
Changes in unrealized gains	201	206
Reclassification adjustments for gains included in net income (loss)	—	(73)
Net change	201	133
Other comprehensive income (loss) before tax	(575)	796
Income tax expense (benefit) related to components of other comprehensive income (loss)	(132)	109
Other comprehensive income (loss), net of taxes	(443)	687
Comprehensive loss	$(1,628)	$(1,610)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock					Accumulated
Three months ended March 31, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(1,185)	(1,185)
Other comprehensive loss	—	—		—	—	(443)	—	(443)
Equity-based compensation	—	—		3,107	—	—	—	3,107
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	362,683	—(*	)	(5,529)	8,137	—	(1,192)	1,416
Balance as of March 31, 2020	21,999,660	$22		$225,583	$(36,033)	$(349)	$60,049	$249,272

	Common stock					Accumulated
Three months ended March 31, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(2,297)	(2,297)
Other comprehensive income	—	—		—	—	687	—	687
Equity-based compensation	—	—		2,416	—	—	—	2,416
Purchase of treasury stock	(91,303)	—		—	(2,536)	—	—	(2,536)
Issuance of treasury stock upon exercise of stock-based awards	276,259	—(*	)	(4,595)	5,982	—	(224)	1,163
Balance as of March 31, 2019	21,972,816	$22		$221,071	$(35,686)	$(427)	$60,332	$245,312

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,185)	$(2,297)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	809	702
Amortization of intangible assets	653	289
Equity-based compensation	3,107	2,416
Realized loss, net on sale of available-for-sale marketable securities	2	24
Amortization of premiums on available-for-sale marketable securities	105	156
Unrealized foreign exchange (gain) loss	(74)	107
Changes in operating assets and liabilities:
Trade receivables	3,375	6,802
Prepaid expenses and other assets	(1,595)	(3,119)
Operating lease right-of-use assets	458	284
Accrued interest on bank deposits	439	(342)
Deferred tax, net	(1,016)	(371)
Trade payables	140	124
Deferred revenues	392	(782)
Accrued expenses and other payables	(526)	(551)
Accrued payroll and related benefits	1,640	1,429
Operating lease liability	(436)	(298)
Accrued severance pay, net	129	95
Net cash provided by operating activities	6,417	4,668

Cash flows from investing activities:
Acquisition of business	(204)	—
Purchase of property and equipment	(790)	(623)
Investment in bank deposits	(8,893)	(3,846)
Proceeds from bank deposits	10,893	—
Investment in available-for-sale marketable securities	(13,108)	(5,028)
Proceeds from maturity of available-for-sale marketable securities	5,426	2,917
Proceeds from sale of available-for-sale marketable securities	3,757	2,476
Net cash used in investing activities	(2,919)	(4,104)

Cash flows from financing activities:
Purchase of treasury stock	(4,780)	(2,536)
Proceeds from exercise of stock-based awards	1,416	1,163
Net cash used in financing activities	(3,364)	(1,373)
Effect of exchange rate changes on cash and cash equivalents	(34)	18
Increase (decrease) in cash and cash equivalents	100	(791)
Cash and cash equivalents at the beginning of the period	22,803	22,260
Cash and cash equivalents at the end of the period	$22,903	$21,469

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,084	$1,868
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$84	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs in two types of categories: wireless connectivity and smart sensing products. These products include comprehensive DSP-based platforms for 5G baseband processing in mobile and infrastructure, advanced imaging and computer vision for any camera-enabled device and audio/voice/speech and ultra-low power always-on/sensing applications for multiple IoT markets. For sensor fusion, CEVA’s Hillcrest Labs sensor processing technologies and SensPro™ sensor hub DSP provide a broad range of sensor fusion processing, software and IMU solutions for AR/VR, robotics, remote controls, and IoT. For artificial intelligence, CEVA offers a family of AI processors capable of handling the complete gamut of neural network workload and on-device. For wireless IoT, CEVA offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2019.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019, contained in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on February 28, 2020, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The adoption by the Company of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Trade Receivable and Allowances

Trade receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s condensed consolidated statements of income. As of March 31, 2020, the Company reported $24,925 of accounts receivable, net of an allowance of $1,199.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Marketable securities

The Company holds investments in marketable securities, consisting principally of corporate bonds. The Company classifies marketable securities as available-for-sale in its current assets because they represent investments of cash available for current operations. The Company’s available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net on the Company’s condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the three months ended March 31, 2020 was not material. The Company has not recorded any impairment charge for unrealized losses in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

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

Note 3: revenue recognition

Under ASC 606, “Revenue from Contracts with Customers,” an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery of its IPs. The Company recognizes revenue over time on significant license customization contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2020	2021	2022
License and related revenues	$12,708	$1,275	$907

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2020 (unaudited)			Three months ended March 31, 2019 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$2,782	$513	$3,295	$1,493	$286	$1,779
Europe and Middle East	1,059	4,044	5,103	1,382	1,960	3,342
Asia Pacific	10,654	4,563	15,217	8,136	3,712	11,848
Total	$14,495	$9,120	$23,615	$11,011	$5,958	$16,969

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$10,927	$7,042	$17,969	$6,631	$5,620	$12,251
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	3,568	2,078	5,646	4,380	338	4,718
Total	$14,495	$9,120	$23,615	$11,011	$5,958	$16,969

Timing of revenue recognition
Products transferred at a point in time	$11,038	$9,120	$20,158	$7,911	$5,958	$13,869
Products and services transferred over time	3,457	—	3,457	3,100	—	3,100
Total	$14,495	$9,120	$23,615	$11,011	$5,958	$16,969

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019

Trade receivables	$16,426	$11,066
Unbilled receivables (associated with licensing and related revenue)	1,065	5,269
Unbilled receivables (associated with royalties)	7,434	11,972
Deferred revenues (short-term contract liabilities)	4,034	3,642

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

During the three months ended March 31, 2020, the Company recognized $1,968 that was included in deferred revenues (short-term contract liability) balance at January 1, 2020.

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

Under Topic 842 “Leases,” all leases with durations greater than 12 months, including non-cancelable operating leases, are now recognized on the balance sheet. The aggregate present value of lease agreements are recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between operating lease liabilities within current liabilities and operating lease liabilities within long-term liabilities.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2020 (Unaudited)
Weighted average remaining lease term (years)	7.51
Weighted average discount rates	3.76%

Total operating lease cost during the three months ended March 31, 2020 was $598. Cash paid for amounts included in the measurement of operating lease liabilities was $592 during the three months ended March 31, 2020.

Maturities of lease liabilities are as follows:

The remainder of 2020	$1,894
2021	1,788
2022	1,474
2023	1,265
2024	1,082
2025 and thereafter	4,187
Total undiscounted cash flows	11,690
Less imputed interest	1,527
Present value of lease liabilities	$10,163

NOTE 5: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2020 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,049	$35	$(155)	$16,929
	17,049	35	(155)	16,929
Available-for-sale - matures after one year through five years:
Corporate bonds	51,586	195	(801)	50,980
	51,586	195	(801)	50,980

Total	$68,635	$230	$(956)	$67,909

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,224	$16	$(11)	$18,229
	18,224	16	(11)	18,229
Available-for-sale - matures after one year through five years:
Corporate bonds	46,593	168	(123)	46,638
	46,593	168	(123)	46,638

Total	$64,817	$184	$(134)	$64,867

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2020 (unaudited)	$29,663	$(820)	$8,219	$(136)
As of December 31, 2019	$22,852	$(102)	$14,231	$(32)

As of March 31, 2020 and December 31, 2019, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$4	$—
Gross realized losses from sale of available-for-sale marketable securities	$(6)	$(24)

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

Description	March 31, 2020 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$67,909	$—	$67,909	$—
Foreign exchange contracts	271	—	271	—

Liabilities:
Foreign exchange contracts	$14	$—	$14	$—

Description	December 31, 2019	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	64,867	—	64,867	—
Foreign exchange contracts	56	—	56

NOTE 7: INTANGIBLE ASSETS, NET

		Three months ended March 31, 2020 (unaudited)			Year ended December 31, 2019
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Intangible assets –amortizable:

Intangible assets related to the acquisition of RivieraWaves
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,796	—	5,796	5,796	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	611	2,907	3,518	395	3,123
Customer backlog	0.5	72	72	—	72	65	7
Core technologies	7.5	2,475	233	2,242	2,475	150	2,325

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	748	6,315	7,063	472	6,591

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	654	1,307	1,961	583	1,378

Total intangible assets		$21,250	$8,479	$12,771	$21,250	$7,826	$13,424

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which, technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of March 31, 2020. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2020	$1,935
2021	2,582
2022	2,581
2023	1,906
2024	1,852
2025 and thereafter	1,915
$12,771

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.     Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2020 (unaudited)		2019 (unaudited)
Revenues based on customer location:
United States		$3,295	$1,779
Europe and Middle East (1)		5,103	3,342
Asia Pacific (2) (3) (4)		15,217	11,848
		$23,615	$16,969

(1) Germany		$3,964	$2,589
(2) China		$12,074	$7,243
(3) S. Korea	$	*)	$1,767
(4) Japan	$	*)	$2,647

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

b.     Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)

Customer A	16%	21%
Customer B	*)	12%
Customer C	*)	12%
Customer D	*)	10%

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

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Numerator:
Net loss	$(1,185)	$(2,297)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,421	21,917
Effect of stock -based awards	—	—
Diluted weighted average common stock outstanding	22,421	21,917

Basic net loss per share	$(0.05)	$(0.10)
Diluted net loss per share	$(0.05)	$(0.10)

The total number of shares related to the outstanding stock options excluded from the calculation of diluted net loss per share was 1,363,306 and 1,361,746 for the three months ended March 31, 2020 and 2019, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 10: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the three months ended March 31, 2020, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2019	642,253	$20.14	3.5	$4,718
Granted	—	—
Exercised	(161,001)	17.55
Forfeited or expired	—	—
Outstanding as of March 31, 2020 (2)	481,252	$21.01	3.4	$2,524
Exercisable as of March 31, 2020 (3)	455,252	$20.59	3.2	$2,524

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 452,564 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 426,564 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2020, there was $11 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over the next 3 quarters of 2020.

Starting in the second quarter of 2015, the Company granted to employees, including executive officers, and non-employee directors, restricted stock units (“RSUs”) under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). A RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. Until the end of 2017, RSUs granted to non-employee directors would generally vest in full on the first anniversary of the grant date. Starting in 2018, RSUs granted to non-employee directors would generally vest in two equal annual installments starting on the first anniversary of the grant date. The fair value of each RSU is the market value as determined by the closing price of the common stock on the day of grant. The Company recognizes compensation expenses for the value of its RSU awards, based on the straight-line method over the requisite service period of each of the awards.

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved, effective immediately, an amendment to the RSU award granted to the Company’s Chief Executive Officer (the “CEO”) on February 19, 2019, consisting of 30,000 RSUs that vest in a three-year period (the “Prior RSU Award”). The Committee and the CEO mutually agreed to amend the Prior RSU Award. In lieu of the Prior RSU Award, the CEO received (1) 10,000 time-based RSUs with the same original three-year vesting schedule starting with 1/3 on February 19, 2020, and (2) an opportunity to receive up to 24,000 performance-based stock units (“PSUs”) based on the Company’s achievement of the 2019 license and related revenue goal of $41 million that was approved by the Board (the “2019 License Revenue Target”). If the Company’s results equal 100% of the 2019 License Revenue Target, the CEO would receive 20,000 PSUs. If the Company’s results were between 90% to 99% of the 2019 License Revenue Target, the CEO would receive the same proportion of the 20,000 PSUs. If the Company’s results exceeded 100% of the 2019 License Revenue Target, every 1% increase of the 2019 License Revenue Target, up to 120%, would result in an increase of 1% of the 20,000 PSUs to be awarded to the CEO. In 2019, the Company achieved 116% of the 2019 License Revenue Target, so based on the PSU award conditions, the CEO received 23,200 PSUs. The PSUs vest in a three-year period, with 1/3 of the PSUs vested on February 19, 2020, and thereafter 1/3 of the remaining PSUs would vest on each of February 19, 2021 and February 19, 2022.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

On July 19, 2019, the Company issued a total of 52,000 RSUs to 22 employees who joined the Company in connection with the Company's acquisition of the Hillcrest Labs business. The RSUs were granted outside of the Company’s existing equity plans and were granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4). The RSUs were priced at $25.41, the fair market value on the grant date, and vest over three years, with 34% of the RSUs vesting after one year and the remaining vesting in equal portions over the following 24 months, such that all RSUs vest after three years, subject to the employee's continuous service through each vesting date.

On February 20, 2020, the Committee granted 17,045, 5,113, 4,545 and 4,545 PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan (collectively, the “Short-Term Executive PSUs”). The performance goals for the Short-Term Executive PSUs with specified weighting are as follows:

Weighting	Goals
50%

Vesting of the full 50% of the PSUs occurs if the Corporation achieves the 2020 license and related revenue amount in the budget approved by the Board (the “2020 License Revenue Target”). The vesting threshold is achievement of 90% of 2020 License Revenue Target. If the Corporation’s actual result is above 90% but less than 99% of the 2020 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Corporation’s actual result exceeds 100% of the 2020 License Revenue Target, every 1% increase of the 2020 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs.

50%

Vesting of the full 50% of the PSUs occurs if the Corporation achieves positive total shareholder return whereby the return on the Corporation’s stock for 2020 is greater than the S&P500 index. The vesting threshold is if the return on the Corporation’s stock for 2020 is at least 90% of the S&P500 index. If the return on the Corporation’s stock, in comparison to the S&P500, is above 90% but less than 99% of the S&P500 index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Corporation’s stock exceeds 100% of the S&P500 index, every 1% increase in comparison to the S&P500 index, up to 110%, would result in an increase of 2% of the eligible PSUs.

Additionally, PSUs representing an additional 20%, meaning an additional 3,410, 1,023, 909 and 909 PSUs, would be eligible for vesting for each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, if the performance goals set forth above are exceeded.

Subject to achievement of the thresholds for the above performance goals for 2020, the Short-Term Executive PSUs vest 33.4% on February 20, 2021, 33.3% on February 20, 2022 and 33.3% on February 20, 2023.

Also, on February 20, 2020, the Committee granted 56,818, 35,511, 28,409 and 28,409 long-term PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan (collectively, the “Long-Term Executive PSUs”). The Long-Term Executive PSUs shall vest upon the achievement of either of the following performance goals:

●	If the Company’s non-GAAP EPS on or before the end of 2022 is tripled from the Company’s non-GAAP EPS in 2018.

●	If the Company’s market cap reaches at least $1 billion for at least 30 days of trading based on the market cap information set forth on Yahoo Finance.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Furthermore, on February 20, 2020, the Committee granted an aggregate of 18,500 PSUs to certain key employees of the Company. The PSUs shall vest over three years upon the achievement of the following performance goals, with 34% of the PSUs vesting after one year and the remaining vesting in equal portions over the following 24 months, such that all PSUs shall vest after three years, subject to the employee's continuous service through each vesting date:

Weighting	Goals
50%

Achievement of specified bookings in 2020 (“Specified Bookings”) for licensing and related revenues associated with certain of the Corporation’s technologies (the “Specified Booking Target”) in specific geographic region. If 90% of the Specified Booking Target is achieved, 90% of the bonus amount under this component would be payable with every 1% increase resulting in a corresponding increase in the bonus amount under this component.

30%

Execution of definitive license agreements for pre-determined software with at least five of seven original equipment manufacturers. If five such agreements are executed, 71% of the bonus amount under this component, which is subject to a 6% weighting, would be payable. If six agreements are executed, 86% of the bonus amount under this component, which is subject to a 6% weighting, would be payable.

20%	Execution of definitive license agreements with at least two customers in a predetermined strategic market.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2020, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2019	732,564	$30.11
Granted	386,237	27.46
Vested	(222,006)	32.21
Forfeited or expired	(14,741)	28.74
Unvested as of March 31, 2020	882,054	$28.45

 As of March 31, 2020, there was $21,160 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Cost of revenue	$158	$136
Research and development, net	1,623	1,362
Sales and marketing	451	356
General and administrative	875	562
Total equity-based compensation expense	$3,107	$2,416

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2020 (unaudited)			2019 (unaudited)
Expected dividend yield		0%		0%
Expected volatility	32%	-	42%	43%
Risk-free interest rate	1.5%	-	1.9%	2.5%
Contractual term of up to (months)		24		24

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2020 and December 31, 2019, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $11,550 and $5,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	271	42
Total	$271	$56

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$14	$—
Total	$14	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(28)	$16
Foreign exchange forward contracts	229	190
	$201	$206

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	—	(73)
	$—	$(73)

The Company recorded in cost of revenues and operating expenses a net income of $73 during the three months ended March 31, 2019 related to its Hedging Contracts.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2020 (unaudited)			Three months ended March 31, 2019 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$(1,046)	$(68)	$(1,114)
Other comprehensive income (loss) before reclassifications	(621)	177	(444)	552	181	733
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1	18	(64)	(46)
Net current period other comprehensive income (loss)	(620)	177	(443)	570	117	687
Ending balance	$(575)	$226	$(349)	$(476)	$49	$(427)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Unrealized gains (losses) on cash flow hedges	$—	$2	Cost of revenues
	—	64	Research and development
	—	2	Sales and marketing
	—	5	General and administrative
	—	73	Total, before income taxes
	—	9	Income tax expense (benefit)
	—	64	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(2)	(24)	Financial income (loss), net
	(1)	(6)	Income tax expense (benefit)
	(1)	(18)	Total, net of income taxes
	$(1)	$46	Total, net of income taxes

NOTE 13: SHARE REPURCHASE PROGRAM

In February 2020, the Board authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to the Company’s share repurchase program.

During the first quarter of 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. During the first quarter of 2019, the Company repurchased 91,303 shares of common stock at an average purchase price of $27.77 per share for an aggregate purchase price of $2,536. As of March 31, 2020, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Moreover, the full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak on the company’s results of operations, financial condition or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 pandemic.

BUSINESS OVERVIEW

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries.

Headquartered in Mountain View, California, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer a combination of processors and software as licensable Intellectual Property (IP) platforms for a range of applications, including cellular, short-range wireless connectivity, AI, computer vision, voice, audio and sensor fusion. These IP platforms are licensed to customers who embed them into their System-on-Chip (SoC) and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial and medical devices.

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

We believe that our licensing business is robust with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 11 billion chips to date for a wide range of end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the first quarter of 2020, we concluded thirteen licensing deals, all of which are for base station and IoT applications. Of note, we continue to experience strong demand for all of our technologies, especially for 5G and Wi-Fi 6 applications. In the first quarter of 2020, we concluded four 5G agreements, two of which were with key base station OEMs for their 5G phase II ASICs. The third 5G deal was for fixed wireless access, a new growth area for 5G, displacing traditional broadband in the home. We also concluded two agreements for our latest generation Wi-Fi 6 platform. Wi-Fi 6 devices are expected to reach more than 2.2 billion units by 2024 according to research from Cisco. This data is indicative of the continued traction our base station and IoT (formerly referred to as non-handset baseband) customers are gaining with our signal processing IPs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space in the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing. Our customers currently have a solid market share, in particular for premium-tier and low-tier LTE smartphones and feature phones.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (“ASP”). Looking ahead, we believe our PentaG platform for 5G handsets and other 5G endpoints is the most advanced cellular baseband IP in the industry today and puts us in a strong position to power 5G smartphones, fixed wireless and a range of connected devices such robots, cars, smart cities and other industrial applications.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU) and Base Band Units (BBU), put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, D-RAN, C-RAN and O-RAN, as well address mass wireless backhaul.

●

Our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our overall addressable market and value-add. Our addressable market size for Bluetooth, Wi-Fi and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports.

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, True Wireless Stereo (TWS) earbuds and headsets, smart TV, smart home and consumer devices, offers an additional growth segment for us. To better address this market, we introduced our WhisPro speech recognition technology and ClearVox voice input software that are offered in conjunction with our audio/voice DSPs. In addition, we also introduced our SensLink framework that enables smooth integration of audio, Bluetooth and sensors. SensLink is a strong asset to address applications like TWS that need all these components. These highly-integrated platforms, plus our proven track record in audio/voice processing and in connectivity with more than 7 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our CEVA-XM, family of imaging and vision platforms and deep learning capabilities, provide highly compelling offerings for any camera-enabled device such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022. We have already signed more than fifty licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications.

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

●

The role of sensors and their proliferation in almost every electronics device in order to make these devices “contextually aware” is a new area we are addressing. To this effect, we recently introduced a new DSP/AI architecture dedicated to processing and fusing the data generated by multiple sensors, including camera, Radar, LiDAR, Time-of-Flight (ToF), microphones and IMU. SensPro™ is the world’s first high performance sensor processor specifically for multi-sensor processing that we hope will open up new licensing and royalty opportunities and markets for us.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 100 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the base station and IoT umbrella, we expect significant growth in royalty revenues derived from base station and IoT applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

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

COVID-19

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread globally.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  In March, in compliance with global social distancing and lockdown regulations aimed to slow the spread of COVID-19, we smoothly moved most of our employees worldwide to a work-from-home model. We are following guidelines established by the CDC and WHO and orders issued by applicable governments where we operate. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity.  We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines.

Throughout the COVID-19 outbreak, we have continued operations. We are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. While the impact from COVID-19 on our financial results for the first quarter of 2020 was relatively insignificant as set forth in the below section discussing the results of operations for the first quarter of 2020, we are currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources for the reminder of the year.  By the end of the first quarter, and to larger extent in the second quarter, demand for consumer electronic products has softened due to social distancing and shelter-in-place restrictions. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While we are confident about our licensing pipeline, we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on demand for consumer electronic products. As a result, the nature of our royalty revenue for 2020 is less certain due to the COVID-19 pandemic.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources conservatively to mitigate the adverse impact of the pandemic. We will continue to closely monitor our exposure levels and align them to the dynamics we will experience in the coming months. We will assess our business during the crisis to make strategic decisions for our business in the best interests of stockholders.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $23.6 million for the first quarter of 2020, representing an increase of 39% as compared to the corresponding period in 2019. For the first quarter of 2020, the increase was due to both higher licensing and related revenues and higher royalties revenues in comparison to the corresponding period in 2019.

Five largest customers accounted for 45% of our total revenues for the first quarter of 2020 as compared to 63% for the comparable period in 2019. One customer accounted for 16% of our total revenues for the first quarter of 2020, as compared to four customers that accounted for 21%, 12%, 12% and 10% of our total revenues for the first quarter of 2019. Sales to Spreadtrum represented 9.6% of our total revenues for the first quarter of 2020, as compared to 12% for the comparable period in 2019 Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2020 and 2019, and collectively represented 70% of our total royalty revenues for both the first quarter of 2020 and 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2020	First Quarter 2019

Connectivity products	76%	72%
Smart sensing products	24%	28%

Licensing and Related Revenues

Licensing and related revenues were $14.5 million for the first quarter of 2020, representing an increase of 32% as compared to the corresponding period in 2019. The increase in licensing and related revenues for the first quarter of 2020 mainly reflected higher revenues from our Bluetooth IP. In the first quarter of 2020, we concluded thirteen licensing deals, all of which are for base station and IoT applications. We remain focused on executing licensing agreements and gaining key customer adoptions.

Of the thirteen license agreements concluded during the quarter, ten were for connectivity and three were for smart sensing. Three out of the thirteen deals were with first time customers. Target applications for our technologies include 5G RAN, 5G fixed wireless access, 5G backhaul, cellular V2X, true wireless stereo earbuds, autonomous drones, and voice controlled for a range of smart home and IoT devices. Overall, we continue to encounter robust demand for our products for the second quarter of 2020 and are working with new and existing customers to assist with their technology needs during the COVID-19 pandemic.

Licensing and related revenues accounted for 61% of our total revenues for the first quarter of 2020, as compared to 65% for the comparable period of 2019.

Royalty Revenues

Royalty revenues were $9.1 million for the first quarter of 2020, representing an increase of 53% as compared to the corresponding period in 2019. Royalty revenues accounted for 39% of our total revenues for the first quarter of 2020, as compared to 35% for the comparable period of 2019. The increase in royalty revenues for the first quarter of 2020 reflects revenues from our Hillcrest Labs sensor fusion business and the introduction of a new low cost model from a leading smartphone company.

Our customers reported sales of 261 million chipsets incorporating our technologies for the first quarter of 2020, an increase of 49% from the corresponding period in 2019 for actual shipments reported.

The five largest royalty-paying customers accounted for 79% of our total royalty revenues for the first quarter of 2020, as compared to 81% for the comparable period of 2019.

Geographic Revenue Analysis

	First Quarter 2020		First Quarter 2019
	(in millions, except percentages)
United States	$3.3	14%	$1.8	10%
Europe and Middle East (1)	$5.1	22%	$3.3	20%
Asia Pacific (2) (3) (4)	$15.2	64%	$11.8	70%

(1) Germany	$4.0	17%	$2.6	15%
(2) China	$12.1	51%	$7.2	43%
(3) S. Korea	*)	*)	$1.8	10%
(4) Japan	*)	*)	$2.6	16%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.8 million for the first quarter of 2020, as compared to $2.0 million for the comparable period of 2019. Cost of revenues accounted for 12% of our total revenues for both the first quarter of 2020 and 2019. The increase for the first quarter of 2020 principally reflected higher customization work for our licensees, higher salaries and related costs (partially due to first time salary and related costs associated with the Hillcrest Labs employees) and higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”). Included in cost of revenues for the first quarter of 2020 was a non-cash equity-based compensation expense of $158,000, as compared to $136,000 for the comparable period of 2019.

Gross Margin

Gross margin was 88% for both the first quarter of 2020 and 2019.

Operating Expenses

Total operating expenses were $22.5 million for the first quarter of 2020, as compared to $17.9 million for the comparable period of 2019. The net increase in total operating expenses for the first quarter of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first quarter of 2020, which costs were not incurred for the first quarter of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received from the IIA, (3) higher allowance for doubtful accounts, and (4) higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Our research and development expenses, net, were $15.1 million for the first quarter of 2020, as compared to $12.3 million for the comparable period of 2019. The net increase for the first quarter of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first quarter of 2020, and (2) lower research grants received, mainly from the IIA. Included in research and development expenses for the first quarter of 2020 were non-cash equity-based compensation expenses of $1,623,000, as compared to $1,362,000 for the comparable period of 2019. Research and development expenses as a percentage of our total revenues were 64% for the first quarter of 2020, as compared to 73% for the comparable period of 2019. The percentage decrease for the first quarter of 2020 as compared to the comparable period of 2019 was due to higher total revenues for the first quarter of 2020 as compared to the comparable period of 2019, offset by the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2020 and 2019.

The number of research and development personnel was 298 at March 31, 2020, as compared to 265 at March 31, 2019.

We anticipate that our research and development expenses will continue to increase in 2020, partially due to a full year of expenses associated with the Hillcrest Labs business

Sales and Marketing Expenses

Our sales and marketing expenses were $3.2 million for the first quarter of 2020, as compared to $3.0 million for the comparable period of 2019. The increase for the first quarter of 2020 primarily reflected higher salary and employee-related costs, partially offset by lesser travel and marketing activities and events due to COVID-19. Included in sales and marketing expenses for the first quarter of 2020 were non-cash equity-based compensation expenses of $451,000, as compared to $356,000 for the comparable period of 2019. Sales and marketing expenses as a percentage of our total revenues were 13% for the first quarter of 2020, as compared to 18% for the comparable period of 2019.

The total number of sales and marketing personnel was 34 at March 31, 2020, as compared to 32 at March 31, 2019.

General and Administrative Expenses

Our general and administrative expenses were $3.7 million for the first quarter of 2020, as compared to $2.3 million for the comparable period of 2019. The increase for the first quarter of 2020 primarily reflected higher allowance for doubtful accounts and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2020 were non-cash equity-based compensation expenses of $875,000, as compared to $562,000 for the comparable period of 2019. General and administrative expenses as a percentage of our total revenues were 16% for the first quarter of 2020, as compared to 14% for the comparable period of 2019. The percentage increase for the first quarter of 2020 was due to the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars, as well as higher total revenues for the first quarter of 2020, as compared to the comparable period of 2019.

The number of general and administrative personnel was 33 at March 31, 2020, as compared to 31 at March 31, 2019.

Amortization of intangible assets

Our amortization charges was $0.6 million for the first quarter of 2020, as compared to $0.2 million for the comparable period of 2019. The amortization charges for the first quarter of 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business in July 2019, and (2) a technology investment in Immervision in August 2019. The amortization charges for the first quarter of 2019 were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves. For more information about our intangible assets, see Notes 7 to the interim condensed consolidated financial statements for the three months ended March 31, 2020.

Financial Income, Net (in millions)

	First Quarter 2020	First Quarter 2019
Financial income, net	$0.83	$0.80
of which:
Interest income and gains and losses from marketable securities, net	$0.85	$0.93
Foreign exchange loss	$(0.02)	$(0.13)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019).

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $0.02 million for the first quarter of 2020, as compared to foreign exchange loss of $0.13 million for the comparable period of 2019.

Provision for Income Taxes

Our income tax expenses was $0.4 million for the first quarter of 2020, as compared to income tax expenses of $0.2 million for the comparable period of 2019.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties, as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act (the “U.S. Tax Reform”) enacted on December 22, 2017 resulted in changes to our U.S. corporate tax rate, our U.S. deferred income taxes, and the taxation of foreign earnings. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes in tax laws, but these changes could have a material impact on our business and financial condition.

We have significant operations in Israel, France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%. Our French subsidiary qualified for a 28.0% tax rate for all taxable profits.

Our Israeli subsidiary is entitled to various tax benefits as a technological enterprise. In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016, which includes the Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73) (the “Amendment”), was published. The Amendment, among other things, prescribes special tax tracks for technological enterprises, which are subject to rules that were issued by the Minister of Finance in April 2017.

The new tax track under the Amendment, which is applicable to our Israeli subsidiary, is the “Technological Preferred Enterprise.” Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the Amendment, that is located in the center of Israel (where our Israeli subsidiary is currently located), is taxed at a rate of 12% on profits deriving from intellectual property. Any dividends distributed to “foreign companies,” as defined in the Amendment, deriving from income from technological enterprises will be taxed at a rate of 4%. We will apply the Technological Preferred Enterprise tax track for our Israeli subsidiary from tax year 2020 and onwards.

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

See our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had approximately $22.9 million in cash and cash equivalents, $58.5 million in short term bank deposits, $67.9 million in marketable securities, and $1.3 million in long term bank deposits, totaling $150.6 million, as compared to $150.0 million at December 31, 2019.

Out of total cash, cash equivalents, bank deposits and marketable securities of $150.6 million, $132.1 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2020, we invested $22.0 million of cash in bank deposits and marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $20.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first three months of 2020. For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three months ended March 31, 2020.

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

Operating Activities

Cash provided by operating activities for the first three months of 2020 was $6.4 million and consisted of net loss of $1.2 million, adjustments for non-cash items of $4.6 million, and changes in operating assets and liabilities of $3.0 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization of intangible assets and $3.1 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $3.4 million (mainly as a result of a decrease in unbilled receivables associated with royalties) and an increase in accrued payroll and related benefits of $1.6 million, partially offset by an increase in prepaid expenses and other assets of $1.6 million (mainly as a result of payment of a yearly design tool subscription) and an increase in deferred taxes, net, of $1.0 million.

Cash provided by operating activities for the first three months of 2019 was $4.7 million and consisted of net loss of $2.3 million, adjustments for non-cash items of $3.7 million, and changes in operating assets and liabilities of $3.3 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation and amortization of intangible assets, $2.4 million of equity-based compensation expenses and $0.2 million of amortization of premiums on available-for-sale marketable securities. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $6.8 million (mainly as a result of a decrease in unbilled receivables associated with royalties) and an increase in accrued payroll and related benefits of $1.4 million, partially offset by an increase in prepaid expenses and other assets of $3.1 million (mainly as a result of payment of a yearly design tool subscription), an increase in accrued interest on bank deposits of $0.3 million, an increase in deferred taxes, net, of $0.4 million, a decrease in deferred revenues of $0.8 million and a decrease in accrued expenses and other payables of $0.6 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2020 was $2.9 million, compared to $4.1 million of net cash used in investing activities for the comparable period of 2019. We had a cash outflow of $13.1 million and a cash inflow of $9.2 million with respect to investments in marketable securities during the first three months of 2020, as compared to a cash outflow of $5.0 million and a cash inflow of $5.4 million with respect to investments in marketable securities during the first three months of 2019. For the first three months of 2020, we had net proceeds of $2.0 million from bank deposits, as compared to investments of $3.8 million in bank deposits for the comparable period of 2019. We had a cash outflow of $0.8 million and $0.6 million during the first three months of 2020 and 2019, respectively, from purchase of property and equipment. For the first three months of 2020, we had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

Financing Activities

Net cash used in financing activities for the first three months of 2020 was $3.4 million, as compared to $1.4 million of net cash used in financing activities for the comparable period of 2019. The increase is mainly due to higher cash used for share repurchases, as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. During the first three months of 2020, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. During the first three months of 2019, we repurchased 91,303 shares of common stock pursuant to our share repurchase program, at an average purchase price of $27.77 per share, for an aggregate purchase price of $2.5 million. As of March 31, 2020, we had 497,608 shares available for repurchase.

During the first three months of 2020, we received $1.4 million from the exercise of stock-based awards, as compared to $1.2 million received for the comparable period of 2019.

We believe that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot provide assurances, however, that the underlying assumed levels of revenues and expenses will prove to be accurate. We believe the company has the financial resources to weather the expected short-term impacts of COVID-19. However, we have limited insight into the extent to which our business may be impacted by COVID-19, and there are many uncertainties, including the length and severity of the pandemic. An extended and severe pandemic may materially and adversely affect our future operations, financial position and liquidity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange loss of $19,000 and $133,000 for the first quarter of 2020 and 2019, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2020 and 2019, we recorded accumulated other comprehensive gain of $177,000 and $117,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2020, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $226,000, which will be recorded in the consolidated statements of income (loss) during the following five months. We recognized a net gain of $0 for the first quarter of 2020, and a net gain of $73,000 for the comparable period of 2019, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2020, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first three months of 2020. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.85 million for the first quarter of 2020, as compared to $0.93 million for the comparable period of 2019. The decrease in interest income, and gains and losses from marketable securities, net, during the first quarter of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019).

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2019 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (4) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (5) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (6) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and (7) changes to the Risk Factor below entitled “The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.”

The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns.  These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers, as well as consumer confidence and demand.  There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers.  Continued restrictions may have a material adverse effect on our business, financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty.  The COVID-19 pandemic has caused an economic slowdown that is likely to continue and could cause a global recession.

We have seen that demand for consumer electronic products has softened due to social distancing and shelter-in-place restrictions. Therefore, we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on demand for consumer electronic products.

The spread of COVID-19 also has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce.  We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets.  As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.

We cannot at this time quantify or forecast the business impact of COVID-19.  The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and we cannot assure you as to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.

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

●	we compete in the short range wireless markets with ARM, Imagination Technologies (acquired by Canyon Bridge) and Mindtree;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, ARM and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Imagination Technologies, Nvidia open source NVDLA and Verisilicon; and

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

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;
●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers; and
●	delays in ratification of standards for Bluetooth, WiFi or NB-IoT that can affect the introduction of new products.

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

We derive a significant amount of revenues from a limited number of customers. One customer, Spreadtrum, accounted for 9.6% and 12% of our total revenues for 2020 and 2019, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2020 and 2019, and collectively represented 70% of our total royalty revenues for both the first quarter of 2020 and 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates.  We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology.  Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 39% and 35% of our total revenues for the first quarter of 2020 and 2019, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends (including from the recent COVID-19 pandemic and its global impact) or changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

A significant portion of our revenues in general, and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract OEM customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM customers also may fail to introduce new handset devices that attract consumers, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our OEM customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. Since a significant portion of our revenues is derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 86% and 90% of our total revenues for the first quarter of 2020 and 2019, respectively, were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $339,000 and $1,138,000 in the first quarter of 2020 and 2019, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

Enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. In December 2017, the United States enacted U.S. tax reform. The legislation implements many new U.S. domestic and international tax provisions. Some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, many of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impact of new laws on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs through 2019, and the “Technological Preferred Enterprise” status of our facilities and programs from 2020 and onward. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2020) and could be required to refund tax benefits already received. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $15.1 million and $12.3 million for the first quarter of 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2020 to January 31, 2020)	__	__	__	__
Month #2 (February 1, 2020 to February 29, 2020)	__	__	__	700, 000
Month #3 (March 1, 2020 to March 31, 2020)	202,392	$23.62	202,392	497,608
TOTAL	202,392	$23.62	202,392	497,608	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock under our share repurchase program.

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

CEVA, INC.

Date: May 11, 2020	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 11, 2020	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)