Form 10-Q
period 2020-06-30
CEVA INC
filed 2020-08-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,158,815 of common stock, $0.001 par value, as of August 4, 2020.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our licensing business is robust with a diverse customer base and a myriad of target markets;

●	Our belief in our ability to increasingly cross-sell multiple technologies from our portfolio to customers where both wireless connectivity and smart sensing are required for their product designs;

●	Our belief that we are an incumbent player in the mobile handsets space;

●	Our belief that we continue to experience strong demand for all of our technologies, especially for 5G and Wi-Fi 6 applications;

●	Our belief that our PentaG platform for 5G handsets and other 5G endpoints is the most advanced cellular baseband IP in the industry today and provides newcomers and incumbents with low entry barrier solution to address the needs for power 5G processing for smartphones, fixed wireless and a range of connected devices such robots, cars, smart cities and other industrial applications;

●	Our belief that our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU) and Base Band Units (BBU), put us in a strong position to capitalize on the growing deployment of 5G RAN across its new form factors such as V-RAN, D-RAN, C-RAN and O-RAN, as well address mass wireless backhaul;

●	Our belief that the growing market potential for voice assisted devices offers an additional growth segment for us, and that our highly-integrated platforms, plus our proven track record in audio/voice processing, put us in a strong position to power audio and voice roadmaps across a new range of addressable end markets;

●	Our belief that the growing use of vision processing, SLAM and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, AR, XR, consumer cameras, surveillance, automotive ADAS, robotics and industrial IoT applications;

●	Our belief that the trend to move AI workloads from the cloud to the edge represents new licensing and royalty drivers for us in coming years;

●	Our belief that SensPro™ is the world’s first high performance sensor hub processor specifically for multi-sensor processing and provides highly compelling offerings for any camera-enabled device;

●	Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022;

●	Our belief that the transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications;

●	Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology for smart sensing, including robot vacuum cleaners, DTVs, OTTs, remote controls, stylus pens and many other application that make use of IMU;

●	Our belief that a new DSP/AI architecture we introduced that is dedicated to processing and fusing data generated by multiple sensors will help us address and leverage the market trend associated with the proliferation of sensors in electronics devices;

●	Our belief that our Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●	Our expectation of significant growth in royalty revenues derived from base station and IoT applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN, and that royalty ASP of our other products will be in between the two ranges;

●	Our anticipation that our research and development expenses will continue to increase in 2020, partially due to a full year of expenses associated with the Hillcrest Labs business;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$29,979	$22,803
Short-term bank deposits	58,838	56,915
Marketable securities	67,293	64,867
Trade receivables (net of allowance for credit losses of $1,775 at June 30, 2020 and $327 at December 31, 2019)	19,781	28,307
Prepaid expenses and other current assets	6,585	5,660
Total current assets	182,476	178,552
Long-term assets:
Bank deposits	1,336	5,368
Severance pay fund	9,697	9,881
Deferred tax assets, net	13,068	10,605
Property and equipment, net	7,843	7,879
Operating lease right-of-use assets	10,260	11,066
Goodwill	51,070	51,070
Intangible assets, net	12,126	13,424
Investments in non-marketable equity securities	936	936
Other long-term assets	7,494	8,240
Total long-term assets	113,830	118,469
Total assets	$296,306	$297,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,290	$701
Deferred revenues	3,821	3,642
Accrued expenses and other payables	3,330	3,748
Accrued payroll and related benefits	14,405	15,894
Operating lease liabilities	2,232	2,393
Total current liabilities	25,078	26,378
Long-term liabilities:
Accrued severance pay	10,541	10,551
Operating lease liabilities	7,547	8,273
Other accrued liabilities	759	662
Total long-term liabilities	18,847	19,486
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at June 30, 2020 (unaudited) and December 31, 2019. 22,036,712 and 21,839,369 shares outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	22	22
Additional paid in-capital	228,494	228,005
Treasury stock at cost (1,558,448 and 1,755,791 shares of common stock at June 30, 2020 (unaudited) and December 31, 2019, respectively)	(35,197)	(39,390)
Accumulated other comprehensive income	433	94
Retained earnings	58,629	62,426
Total stockholders’ equity	252,381	251,157
Total liabilities and stockholders’ equity	$296,306	$297,021

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Licensing and related revenue	$28,025	$21,815	$13,530	$10,804
Royalties	19,196	13,554	10,076	7,596
Total revenues	47,221	35,369	23,606	18,400
Cost of revenues	5,756	4,516	3,005	2,493
Gross profit	41,465	30,853	20,601	15,907
Operating expenses:
Research and development, net	30,092	24,720	14,979	12,390
Sales and marketing	6,061	5,977	2,893	2,956
General and administrative	7,327	4,851	3,663	2,534
Amortization of intangible assets	1,157	420	575	210
Total operating expenses	44,637	35,968	22,110	18,090
Operating loss	(3,172)	(5,115)	(1,509)	(2,183)
Financial income, net	1,669	1,696	838	896
Loss before taxes on income	(1,503)	(3,419)	(671)	(1,287)
Taxes on income	772	390	419	225
Net loss	$(2,275)	$(3,809)	$(1,090)	$(1,512)

Basic net loss per share	$(0.10)	$(0.17)	$(0.05)	$(0.07)
Diluted net loss per share	$(0.10)	$(0.17)	$(0.05)	$(0.07)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	22,006	21,927	22,017	21,936
Diluted	22,006	21,927	22,017	21,936

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss:	$(2,275)	$(3,809)	$(1,090)	$(1,512)
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	184	1,224	962	585
Reclassification adjustments for losses included in net loss	15	35	13	11
Net change	199	1,259	975	596
Cash flow hedges:
Changes in unrealized gains (losses)	357	318	156	112
Reclassification adjustments for gains included in net loss	(162)	(187)	(162)	(114)
Net change	195	131	(6)	(2)
Other comprehensive income before tax	394	1,390	969	594
Income tax expense related to components of other comprehensive income	55	212	187	103
Other comprehensive income, net of taxes	339	1,178	782	491
Comprehensive loss	$(1,936)	$(2,631)	$(308)	$(1,021)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock					Accumulated
Six months ended June 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(2,275)	(2,275)
Other comprehensive income	—	—		—	—	339	—	339
Equity-based compensation	—	—		6,524	—	—	—	6,524
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	399,735	—	(*)	(6,035)	8,973	—	(1,522)	1,416
Balance as of June 30, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381

	Common stock					Accumulated
Three months ended June 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2020	21,999,660	$22		$225,583	$(36,033)	$(349)	$60,049	$249,272
Net loss	—	—		—	—	—	(1,090)	(1,090)
Other comprehensive income	—	—		—	—	782	—	782
Equity-based compensation	—	—		3,417	—	—	—	3,417
Issuance of treasury stock upon exercise of stock-based awards	37,052	—	(*)	(506)	836	—	(330)	—
Balance as of June 30, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381

	Common stock					Accumulated
Six months ended June 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(3,809)	(3,809)
Other comprehensive income	—	—		—	—	1,178	—	1,178
Equity-based compensation	—	—		5,095	—	—	—	5,095
Purchase of treasury stock	(194,316)	—		—	(4,861)	—	—	(4,861)
Issuance of treasury stock upon exercise of stock-based awards	299,584	—	(*)	(5,039)	6,495	—	(293)	1,163
Balance as of June 30, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645

	Common stock					Accumulated
Three months ended June 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2019	21,972,816	$22		$221,071	$(35,686)	$(427)	$60,332	$245,312
Net loss	—	—		—	—	—	(1,512)	(1,512)
Other comprehensive income	—	—		—	—	491	—	491
Equity-based compensation	—	—		2,679	—	—	—	2,679
Purchase of treasury stock	(103,013)	—		—	(2,325)	—	—	(2,325)
Issuance of treasury stock upon exercise of stock-based awards	23,325	—	(*)	(444)	513	—	(69)	—
Balance as of June 30, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,275)	$(3,809)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,622	1,438
Amortization of intangible assets	1,298	578
Equity-based compensation	6,524	5,095
Realized loss, net on sale of available-for-sale marketable securities	15	35
Amortization of premiums on available-for-sale marketable securities	197	296
Unrealized foreign exchange (gain) loss	(158)	162
Changes in operating assets and liabilities:
Trade receivables	8,526	4,137
Prepaid expenses and other assets	3	(3,379)
Operating lease right-of-use assets	806	58
Accrued interest on bank deposits	102	(671)
Deferred tax, net	(2,518)	(734)
Trade payables	384	(246)
Deferred revenues	179	(1,198)
Accrued expenses and other payables	(213)	245
Accrued payroll and related benefits	(1,218)	(777)
Operating lease liability	(824)	(58)
Accrued severance pay, net	171	87
Net cash provided by operating activities	12,621	1,259

Cash flows from investing activities:
Acquisition of business	(204)	—
Purchase of property and equipment	(1,378)	(1,351)
Investment in bank deposits	(10,393)	(5,346)
Proceeds from bank deposits	12,393	9,110
Investment in available-for-sale marketable securities	(21,521)	(5,028)
Proceeds from maturity of available-for-sale marketable securities	10,636	3,508
Proceeds from sale of available-for-sale marketable securities	8,446	3,794
Net cash provided by (used in) investing activities	(2,021)	4,687

Cash flows from financing activities:
Purchase of treasury stock	(4,780)	(4,861)
Proceeds from exercise of stock-based awards	1,416	1,163
Net cash used in financing activities	(3,364)	(3,698)
Effect of exchange rate changes on cash and cash equivalents	(60)	19
Increase in cash and cash equivalents	7,176	2,267
Cash and cash equivalents at the beginning of the period	22,803	22,260
Cash and cash equivalents at the end of the period	$29,979	$24,527

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$2,848	$2,776
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$208	$159
Right-of-use assets obtained in the exchange for operating lease liabilities	$198	$550

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The adoption by the Company of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Trade Receivable and Allowances

Trade receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s condensed consolidated statements of income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Marketable securities

The Company holds investments in marketable securities, consisting principally of corporate bonds. The Company classifies marketable securities as available-for-sale in its current assets because they represent investments of cash available for current operations. The Company’s available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net on the Company’s condensed consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the three and six months ended June 30, 2020 was not material. The Company has not recorded any impairment charge for unrealized losses in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

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

Note 3: revenue recognition

Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring IP license or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery of its IPs. The Company recognizes revenue over time on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2020	2021	2022
License and related revenues	$8,383	$3,186	$330

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Six months ended June 30, 2020 (unaudited)			Three months ended June 30, 2020 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$4,749	$1,170	$5,919	$1,967	$657	$2,624
Europe and Middle East	4,633	9,315	13,948	3,574	5,271	8,845
Asia Pacific	18,643	8,711	27,354	7,989	4,148	12,137
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$22,858	$15,285	$38,143	$11,931	$8,243	$20,174
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	5,167	3,911	9,078	1,599	1,833	3,432
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

Timing of revenue recognition
Products transferred at a point in time	$21,306	$19,196	$40,502	$10,268	$10,076	$20,344
Products and services transferred over time	6,719	—	6,719	3,262	—	3,262
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30, 2019 (unaudited)			Three months ended June 30, 2019 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$3,359	$543	$3,902	$1,866	$257	$2,123
Europe and Middle East	1,607	4,727	6,334	225	2,767	2,992
Asia Pacific	16,849	8,284	25,133	8,713	4,572	13,285
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$14,716	$12,676	$27,392	$8,085	$7,055	$15,140
Smart sensing products (AI, audio/sound and imaging and vision)	7,099	878	7,977	2,719	541	3,260
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

Timing of revenue recognition
Products transferred at a point in time	$15,307	$13,554	$28,861	$7,396	$7,596	$14,992
Products and services transferred over time	6,508	—	6,508	3,408	—	3,408
Total	$21,815	$13,554	$35,369	$10,804	$7,596	$18,400

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Trade receivables	$7,055	$11,066
Unbilled receivables (associated with licensing and related revenue)	4,765	5,269
Unbilled receivables (associated with royalties)	7,961	11,972
Deferred revenues (short-term contract liabilities)	3,821	3,642

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

During the three and six months ended June 30, 2020, the Company recognized $1,348 and $3,316, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2020.

NOTE 4: Leases

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2020 and 2034. Many of these leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company has an option to extend the lease of one of its principal office spaces until 2028, which is reasonably certain to be renewed. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2020 (Unaudited)
Weighted average remaining lease term (years)	7.37
Weighted average discount rates	3.79%

Total operating lease cost during the three and six months ended June 30, 2020 was $634 and $1,231, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $752 and $1,345 during the three and six months ended June 30, 2020, respectively.

Maturities of lease liabilities are as follows:

The remainder of 2020	$1,270
2021	1,862
2022	1,548
2023	1,278
2024	1,082
2025 and thereafter	4,183
Total undiscounted cash flows	11,223
Less imputed interest	1,444
Present value of lease liabilities	$9,779

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:    MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2020 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$16,772	$62	$(27)	$16,807
	16,772	62	(27)	16,807
Available-for-sale - matures after one year through five years:
Corporate bonds	50,272	547	(333)	50,486
	50,272	547	(333)	50,486

Total	$67,044	$609	$(360)	$67,293

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,224	$16	$(11)	$18,229
	18,224	16	(11)	18,229
Available-for-sale - matures after one year through five years:
Corporate bonds	46,593	168	(123)	46,638
	46,593	168	(123)	46,638

Total	$64,817	$184	$(134)	$64,867

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2020 (unaudited)	$28,365	$(340)	$2,974	$(20)
As of December 31, 2019	$22,852	$(102)	$14,231	$(32)

As of June 30, 2020, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$4	$—	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(19)	$(35)	$(13)	$(11)

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

	June 30, 2020	Level I	Level II	Level III
Description	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Marketable securities:
Corporate bonds	$67,293	$—	$67,293	$—
Foreign exchange contracts	251	—	251	—

Description	December 31, 2019	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	64,867	—	64,867	—
Foreign exchange contracts	56	—	56

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7: INTANGIBLE ASSETS, NET

		Six months ended June 30, 2020 (unaudited)			Year ended December 31, 2019
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of RivieraWaves
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,796	—	5,796	5,796	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	829	2,689	3,518	395	3,123
Customer backlog	0.5	72	72	—	72	65	7
Core technologies	7.5	2,475	315	2,160	2,475	150	2,325

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	1,023	6,040	7,063	472	6,591

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	724	1,237	1,961	583	1,378

Total intangible assets		$21,250	$9,124	$12,126	$21,250	$7,826	$13,424

(*) During the first quarter of 2018, the Company entered into an agreement to invest in certain NB-IoT technologies in the amount of $2,800, of which, technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of June 30, 2020. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2020	$1,290
2021	2,582
2022	2,581
2023	1,906
2024	1,852
2025 and thereafter	1,915
$12,126

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.     Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues based on customer location:
United States	$5,919	$3,902	$2,624	$2,123
Europe and Middle East (1)	13,948	6,334	8,845	2,992
Asia Pacific (2) (3)	27,354	25,133	12,137	13,285
	$47,221	$35,369	$23,606	$18,400

(1) Germany	$8,889	$5,188	$4,925	$2,599
(2) China	$21,628	$16,549	$9,554	$9,306
(3) Japan	$ *)	$4,835	$ *)	$2,188

*) Less than 10%

b.     Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Customer A	18%	17%	20%	14%
Customer B	)*	15%	)*	17%
Customer C	11%	)*	18%	)*

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

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(2,275)	$(3,809)	$(1,090)	$(1,512)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,006	21,927	22,017	21,936
Effect of stock -based awards	—	—	—	—
Diluted weighted average common stock outstanding	22,006	21,927	22,017	21,936

Basic net loss per share	$(0.10)	$(0.17)	$(0.05)	$(0.07)
Diluted net loss per share	$(0.10)	$(0.17)	$(0.05)	$(0.07)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,312,953 for both the three and six months ended June 30, 2020. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,345,782 for both the three and six months ended June 30, 2019.

NOTE 10: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the six months ended June 30, 2020, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2019	642,253	$20.14	3.5	$4,718
Granted	—	—
Exercised	(201,066)	17.36
Forfeited or expired	(21)	16.20
Outstanding as of June 30, 2020 (2)	441,166	$21.42	3.4	$7,061
Exercisable as of June 30, 2020 (3)	415,166	$20.98	3.3	$6,827

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 422,500 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 396,500 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2020, there was $4 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over the next 2 quarters of 2020.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved, effective immediately, an amendment to the RSU award granted to the Company’s Chief Executive Officer (the “CEO”) on February 19, 2019, consisting of 30,000 RSUs that vest in a three-year period (the “Prior RSU Award”). The Committee and the CEO mutually agreed to amend the Prior RSU Award. In lieu of the Prior RSU Award, the CEO received (1) 10,000 time-based RSUs with the same original three-year vesting schedule starting with 1/3 on February 19, 2020, and (2) an opportunity to receive up to 24,000 performance-based restricted stock units (“PSUs”) based on the Company’s achievement of the 2019 license and related revenue goal of $41 million that was approved by the Board (the “2019 License Revenue Target”). If the Company’s results equal 100% of the 2019 License Revenue Target, the CEO would receive 20,000 PSUs. If the Company’s results were between 90% to 99% of the 2019 License Revenue Target, the CEO would receive the same proportion of the 20,000 PSUs. If the Company’s results exceeded 100% of the 2019 License Revenue Target, every 1% increase of the 2019 License Revenue Target, up to 120%, would result in an increase of 1% of the 20,000 PSUs to be awarded to the CEO. In 2019, the Company achieved 116% of the 2019 License Revenue Target, so based on the PSU award conditions, the CEO received 23,200 PSUs. The PSUs vest in a three-year period, with 1/3 of the PSUs having vested on February 19, 2020, and thereafter 1/3 of the remaining PSUs will vest on each of February 19, 2021 and February 19, 2022.

On July 19, 2019, the Company issued a total of 52,000 RSUs to 22 employees who joined the Company in connection with the Company's acquisition of the Hillcrest Labs business. The RSUs were granted outside of the Company’s existing equity plans and were granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4). The RSUs were priced at $25.41, the fair market value on the grant date, and vest over three years, with 34% of the RSUs vesting after one year and the remaining RSUs vesting in equal portions over the following 24 months, such that all RSUs vest after three years, subject to the employee's continuous service through each vesting date.

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
50%

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2020 license and related revenue amount in the budget approved by the Board (the “2020 License Revenue Target”). The vesting threshold is achievement of 90% of 2020 License Revenue Target. If the Company’s actual result is above 90% but less than 99% of the 2020 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2020 License Revenue Target, every 1% increase of the 2020 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs.

50%

Vesting of the full 50% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2020 is greater than the S&P500 index. The vesting threshold is if the return on the Company’s stock for 2020 is at least 90% of the S&P500 index. If the return on the Company’s stock, in comparison to the S&P500, is above 90% but less than 99% of the S&P500 index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P500 index, every 1% increase in comparison to the S&P500 index, up to 110%, would result in an increase of 2% of the eligible PSUs.

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
50%

Achievement of specified bookings in 2020 (“Specified Bookings”) for licensing and related revenues associated with certain of the Company’s technologies (the “Specified Booking Target”) in specific geographic region. If 90% of the Specified Booking Target is achieved, 90% of the bonus amount under this component would be payable with every 1% increase resulting in a corresponding increase in the bonus amount under this component.

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

20%	Execution of definitive license agreements with at least two customers in a predetermined strategic market.

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2020, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2019	732,564	$30.11
Granted	409,437	27.65
Vested	(238,614)	32.19
Forfeited or expired	(31,600)	29.78
Unvested as of June 30, 2020	871,787	$28.40

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

 As of June 30, 2020, there was $17,713 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Cost of revenue	$314	$296	$156	$160
Research and development, net	3,345	2,820	1,722	1,458
Sales and marketing	963	750	512	394
General and administrative	1,902	1,229	1,027	667
Total equity-based compensation expense	$6,524	$5,095	$3,417	$2,679

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2020 and December 31, 2019, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $2,750 and $5,500, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$14
Foreign exchange forward contracts	251	42
Total	$251	$56

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(25)	$29	$3	$13
Foreign exchange forward contracts	382	289	153	99
	$357	$318	$156	$112

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$(7)	$11	$(7)
Foreign exchange forward contracts	(173)	(180)	(173)	(107)
	$(162)	$(187)	$(162)	$(114)

The Company recorded in cost of revenues and operating expenses a net gain of $162 during both the three and six months ended June 30, 2020, and a net gain of $114 and $187, respectively, for the comparable periods of 2019, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2020 (unaudited)			Three months ended June 30, 2020 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$(575)	$226	$(349)
Other comprehensive income before reclassifications	156	315	471	777	138	915
Amounts reclassified from accumulated other comprehensive income (loss)	11	(143)	(132)	10	(143)	(133)
Net current period other comprehensive income (loss)	167	172	339	787	(5)	782
Ending balance	$212	$221	$433	$212	$221	$433

	Six months ended June 30, 2019 (unaudited)			Three months ended June 30, 2019 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$(476)	$49	$(427)
Other comprehensive income (loss) before reclassifications	1,037	280	1,317	485	99	584
Amounts reclassified from accumulated other comprehensive income (loss)	26	(165)	(139)	8	(101)	(93)
Net current period other comprehensive income (loss)	1,063	115	1,178	493	(2)	491
Ending balance	$17	$47	$64	$17	$47	$64

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Unrealized gains (losses) on cash flow hedges	$3	$4	$3	$2	Cost of revenues
	142	165	142	101	Research and development
	5	5	5	3	Sales and marketing
	12	13	12	8	General and administrative
	162	187	162	114	Total, before income taxes
	19	22	19	13	Income tax expense
	143	165	143	101	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(15)	(35)	(13)	(11)	Financial loss, net
	(4)	(9)	(3)	(3)	Income tax benefit
	(11)	(26)	(10)	(8)	Total, net of income taxes
	$132	$139	$133	$93	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13: SHARE REPURCHASE PROGRAM

In February 2020, the Board authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to the Company’s share repurchase program.

The Company did not repurchase any shares of common stock during the second quarter of 2020. During the second quarter of 2019, the Company repurchased 103,013 shares of common stock at an average purchase price of $22.57 per share for an aggregate purchase price of $2,325. During the first six months ended June 30, 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. During the first six months ended June 30, 2019, the Company repurchased 194,316 shares of common stock at an average purchase price of $25.01 per share for an aggregate purchase price of $4,861. As of June 30, 2020, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Moreover, the full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak on the company’s results of operations, financial condition or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 pandemic.

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries.

BUSINESS OVERVIEW

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

Our ultra-low-power signal processing IPs are enabled by our own digital signal processors (DSP) or by fixed hardware and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones and inertial measurement unit (IMU). Our camera platforms incorporate DSPs and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSPs and software technologies for noise cancellation, echo cancellation and voice recognition. Our IMU technologies include ARM-based software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow and time-of-flight (ToF), and sensor fusion for IMU and environmental sensor-enabled devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe that our licensing business is robust with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 11 billion chips to date for a wide range of end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. As a testament to this trend, during the second quarter of 2020, we concluded eight licensing deals, all of which are for base station and IoT applications. We continue to experience good demand for our products and expand our market reach into new areas. In the second quarter of 2020, we concluded an agreement with a leading automotive semiconductor for an automotive powertrain application. We also concluded two agreements for a combination of our Bluetooth and audio technologies targeting true wireless stereo earbuds. These agreements are indicative of our ability to increasingly cross-sell multiple technologies from our portfolio to customers where both wireless connectivity and smart sensing are required for their product designs.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space of the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing. Our key customers currently have a strong foothold in the market, in particular for premium-tier and low-tier LTE smartphones and feature phones.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (“ASP”). Looking ahead, we believe our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with low entry barrier solution to address the needs for power 5G processing for smartphones, fixed wireless and a range of connected devices such robots, cars, smart cities and other industrial applications.

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

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, True Wireless Stereo (TWS) earbuds and AR &VR headsets, smart TV, smart home and consumer devices, offers an additional growth segment for us. To better address this market, we introduced our WhisPro speech recognition technology and ClearVox voice input software that are offered in conjunction with our audio/voice DSPs. In addition, we also introduced our SensLinQ framework that enables smooth integration of audio, Bluetooth and sensors. SensLinQ is a strong asset to address applications like TWS that need all these components. These highly-integrated platforms, plus our proven track record in audio/voice processing and connectivity with more than 7 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our SensPro™ DSP architecture is the world’s first high performance sensor processor specifically for multi-sensory processing and provides highly compelling offerings for any camera-enabled device such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), drones, and signage. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units by 2022. We have already signed more than fifty licensing agreements for our imaging and vision DSPs across those markets, where our customers can add camera-related enhancements such as smarter autofocus, better picture using super resolution algorithms, and better image capture in low-light environments. Other customers can add video analytics support to enable new services like augmented reality, gesture recognition and advanced safety capabilities in cars. This transformation in vision processing and neural net software are opportunities for us to expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS and industrial IoT applications. We signed our first customer during the second quarter for this new processor that is targeting an automotive electric powertrain application.

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” To address this significant and lucrative opportunity, we introduced NeuPro-S™ - a second-generation family of AI processors for deep learning at the edge. These self-contained vision/AI processors bring the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years.

●

The role of sensors and their proliferation in almost every electronics device in order to make such devices “contextually aware” is a new area we are addressing. To this effect, we recently introduced a new DSP/AI architecture dedicated to processing and fusing the data generated by multiple sensors, including camera, Radar, LiDAR, Time-of-Flight (ToF), microphones and IMU.

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

As a result of our diversification strategy beyond baseband for handsets and our progress in addressing those new markets under the base station and IoT umbrella, we expect a noticeable growth in royalty revenues derived from base station and IoT applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

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

Throughout the COVID-19 outbreak, we have continued operations. We are encouraged by the persistent design activities of our customers and interests in our products. We are further encouraged by the indicators we have noted in recent customer reports relating to the base station and IoT product line. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. During the first two quarters of 2020, the world encountered new trends and different seasonality than what we have encountered in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and shelter-in-place restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus poses uncertainty for economic activities, in particular in emerging markets where our primary exposure is in low tier handsets. While the impact from COVID-19 on our financial results for the second quarter and first half of 2020 was relatively insignificant as set forth in the below section discussing the results of operations for the second quarter and first half of 2020, we are currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources for the reminder of the year. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While we are confident about our licensing pipeline, we may face some near-term softness, mainly related to a shortfall in consumer spending and its impact on demand for consumer electronic products. As a result, the nature of our royalty revenue for 2020 is less certain due to the COVID-19 pandemic.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $23.6 million and $47.2 million for the second quarter and first half of 2020, respectively, representing an increase of 28% and 34%, respectively, as compared to the corresponding periods in 2019. For the second quarter and first half of 2020, the increase was due to both higher licensing and related revenues and higher royalty revenues in comparison to the corresponding periods in 2019.

Five largest customers accounted for 61% and 48% of our total revenues for the second quarter and first half of 2020, respectively, as compared to 55% and 50% for the comparable periods in 2019. Two customers accounted for 20% and 18% of our total revenues for the second quarter of 2020, as compared to two customers that accounted for 14% and 17% of our total revenues for the second quarter of 2019. Two customers accounted for 18% and 11% of our total revenues for the first half of 2020, as compared to two customers that accounted for 17% and 15% of our total revenues for the first half of 2019. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, one royalty paying customer represented 10% or more of our total royalty revenues for the second quarter of 2020, and three customers each represented 10% or more of our total royalty revenues for the first half of 2020, and collectively represented 47% and 67% of our total royalty revenues for the second quarter and first half of 2020, respectively. Three royalty paying customers each represented 10% or more of our total royalty revenues for both the second quarter and first half of 2019, and collectively represented 76% and 73% of our total royalty revenues for the second quarter and first half of 2019, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2020	First Half 2019	Second Quarter 2020	Second Quarter 2019

Connectivity products	81%	77%	85%	82%
Smart sensing products	19%	23%	15%	18%

Licensing and Related Revenues

Licensing and related revenues were $13.5 million and $28.0 million for the second quarter and first half of 2020, respectively, representing an increase of 25% and 28%, respectively, as compared to the corresponding periods in 2019. The increase in licensing and related revenues for both the second quarter and first half of 2020 mainly reflected higher revenues from our connectivity products associated mainly with 5G networks, base station and Bluetooth technologies, partially offset by a decrease in revenues from our smart sensing products and technologies.

Eight license agreements were concluded during the second quarter of 2020, of which five were for connectivity and three were for smart sensing. One of the eight deals was with a first time customer. Target applications of our customers include automotive powertrain, a new growth opportunity for us in the automotive space, wearables, TWS earbuds, and range of IoT devices. Our licensing business in the first half of the year was robust given our broad technology portfolio for 5G networks and IoT, which enabled us to consistently grow our licensee base and expand our market reach into new lucrative areas despite the uncertainty brought about by COVID-19.

Licensing and related revenues accounted for 57% and 59% of our total revenues for the second quarter and first half of 2020, respectively, as compared to 59% and 62% for the comparable periods of 2019.

Royalty Revenues

Royalty revenues were $10.1 million and $19.2 million for the second quarter and first half of 2020, respectively, representing an increase of 33% and 42%, respectively, as compared to the corresponding periods in 2019. Royalty revenues accounted for 43% and 41% of our total revenues for the second quarter and first half of 2020, respectively, as compared to 41% and 38% for the comparable periods of 2019. The increase in royalty revenues for the second quarter and first half of 2020 reflects higher revenues from our handset baseband products, especially due to solid demand for the new low-cost smartphone from our U.S.-based customer, and increased demand in certain products in our base station and IoT product line (with the highest contribution from our sensor fusion business, as well as Bluetooth and Wi-Fi technologies).

Our customers reported sales of 231 million and 492 million chipsets incorporating our technologies for the second quarter and first half of 2020, respectively, an increase of 6% and 25%, respectively, from the corresponding periods in 2019 for actual shipments reported.

The five largest royalty-paying customers accounted for 76% and 77% of our total royalty revenues for the second quarter and first half of 2020, respectively, as compared to 85% and 83% for the comparable periods of 2019.

Geographic Revenue Analysis

	First Half		First Half		Second Quarter		Second Quarter
	2020		2019		2020		2019
	(in millions, except percentages)				(in millions, except percentages)
United States	$5.9	12%	$3.9	11%	$2.6	11%	$2.1	12%
Europe and Middle East (1)	$13.9	30%	$6.3	18%	$8.9	38%	$3.0	16%
Asia Pacific (2) (3)	$27.4	58%	$25.1	71%	$12.1	51%	$13.3	72%

(1) Germany	$8.9	19%	$5.2	15%	$4.9	21%	$2.6	14%
(2) China	$21.6	46%	$16.5	47%	$9.6	40%	$9.3	51%
(3) Japan	)*	)*	$4.8	14%	)*	)*	$2.2	12%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.0 million and $5.8 million for the second quarter and first half of 2020, respectively, as compared to $2.5 million and $4.5 million for the comparable periods of 2019. Cost of revenues accounted for 13% and 12% of our total revenues for the second quarter and first half of 2020, respectively, as compared to 14% and 13% for the comparable periods of 2019. The increase for the second quarter of 2020 principally reflected higher salaries and related costs (partially due to salary and related costs associated with the Hillcrest Labs employees which are included in the results for the second quarter of 2020, which costs were not incurred for the second quarter of 2019) and higher materials related to the Hillcrest Labs chip business. The increase for the first half of 2020 principally reflected higher salaries and related costs (partially due to salary and related costs associated with the Hillcrest Labs employees included in the results for the first half of 2020, which costs were not incurred for the first half of 2019), higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”) and higher materials related to the Hillcrest Labs chip business. Included in cost of revenues for the second quarter and first half of 2020 was a non-cash equity-based compensation expense of $156,000 and $314,000, respectively, as compared to $160,000 and $296,000 for the comparable periods of 2019.

Gross Margin

Gross margin for the second quarter and first half of 2020 was 87% and 88%, respectively, as compared to 86% and 87% for the comparable periods of 2019. The increase for both the second quarter and first half of 2020 mainly reflected higher total revenues, offset by higher cost of revenues as set forth above.

Operating Expenses

Total operating expenses were $22.1 million and $44.6 million for the second quarter and first half of 2020, respectively, as compared to $18.1 million $36.0 million for the comparable periods of 2019. The net increase in total operating expenses for both the second quarter and first half of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received from the IIA, (3) higher allowance for credit losses, and (4) higher non-cash equity-based compensation expenses. The increase in total operating expenses was partially offset by higher Crédit Impôt Recherche (“CIR”) received from the French tax authorities.

Research and Development Expenses, Net

Our research and development expenses, net, were $15.0 million and $30.1 million for the second quarter and first half of 2020, respectively, as compared to $12.4 million and $24.7 million for the comparable periods of 2019. The net increase for both the second quarter and first half of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the second quarter and first half of 2020, and (2) lower research grants received, mainly from the IIA. The increase in research and development expenses was partially offset by higher CIR received from the French tax authorities. Included in research and development expenses for the second quarter and first half of 2020 were non-cash equity-based compensation expenses of $1,722,000 and $3,345,000, respectively, as compared to $1,458,000 and $2,820,000 for the comparable periods of 2019. Research and development expenses as a percentage of our total revenues were 63% and 64% for the second quarter and first half of 2020, respectively, as compared to 67% and 70% for the comparable periods of 2019. The percentage decrease for the second quarter and first half of 2020, as compared to the comparable periods of 2019 was due to higher total revenues for the second quarter and first half of 2020 as compared to the comparable periods of 2019, offset by the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2020 and 2019.

The number of research and development personnel was 307 at June 30, 2020, as compared to 267 at June 30, 2019.

We anticipate that our research and development expenses will continue to increase in 2020, partially due to a full year of expenses associated with the Hillcrest Labs business.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million and $6.1 million for the second quarter and first half of 2020, respectively, as compared to $3.0 million and $6.0 million for the comparable periods of 2019. The slight change for both the second quarter and first half of 2020 primarily reflected higher salary and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by lesser travel and marketing activities and events due to COVID-19. Included in sales and marketing expenses for the second quarter and first half of 2020 were non-cash equity-based compensation expenses of $512,000 and $963,000, respectively, as compared to $394,000 and $750,000 for the comparable periods of 2019. Sales and marketing expenses as a percentage of our total revenues were 12% and 13% for the second quarter and first half of 2020, respectively, as compared to 16% and 17% for the comparable periods of 2019.

The total number of sales and marketing personnel was 35 at June 30, 2020, as compared to 32 at June 30, 2019.

General and Administrative Expenses

Our general and administrative expenses were $3.7 million and $7.3 million for the second quarter and first half of 2020, respectively, as compared to $2.5 million and $4.9 million for the comparable periods of 2019. The increase for both the second quarter and first half of 2020 primarily reflected higher allowance for credit losses and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2020 were non-cash equity-based compensation expenses of $1,027,000 and $1,902,000, respectively, as compared to $667,000 and $1,229,000 for the comparable periods of 2019. General and administrative expenses as a percentage of our total revenues were 16% for both the second quarter and first half of 2020, as compared to 14% for both comparable periods of 2019. The percentage increase for the second quarter and first half of 2020 was due to the same reasons as set forth above for the increase in general and administrative expenses in absolute dollars, offset by higher total revenues for the second quarter and first half of 2020, as compared to the comparable periods of 2019.

The number of general and administrative personnel was 33 at June 30, 2020, as compared to 32 at June 30, 2019.

Amortization of intangible assets

Our amortization charges was $0.6 million and $1.2 million for the second quarter and first half of 2020, respectively, as compared to $0.2 million and $0.4 million for the comparable periods of 2019. The amortization charges for the second quarter and first half of 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business in July 2019, and (2) a technology investment in Immervision in August 2019. The amortization charges for the second quarter and first half of 2019 were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves. For more information about our intangible assets, see Notes 7 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2020.

Financial Income, Net (in millions)

	First Half 2020	First Half 2019	Second Quarter 2020	Second Quarter 2019
Financial income, net	$1.67	$1.70	$0.84	$0.90
of which:
Interest income and gains and losses from marketable securities, net	$1.60	$1.90	$0.75	$0.97
Foreign exchange income (loss)	$0.07	$(0.20)	$0.09	$(0.07)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.09 million and $0.07 million for the second quarter and first half of 2020, respectively, as compared to foreign exchange loss of $0.07 million and $0.20 million for the comparable periods of 2019.

Provision for Income Taxes

Our income tax expenses was $0.4 million and $0.8 million for the second quarter and first half of 2020, respectively, as compared to income tax expenses of $0.2 million and $0.4 million for the comparable periods of 2019.

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

The new tax track under the Amendment, which is applicable to our Israeli subsidiary, is the “Technological Preferred Enterprise.” Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the Amendment, that is located in the center of Israel (where our Israeli subsidiary is currently located), is taxed at a rate of 12% on profits deriving from intellectual property. Any dividends distributed to “foreign companies,” as defined in the Amendment, deriving from income from technological enterprises will be taxed at a rate of 4%. We are applying the Technological Preferred Enterprise tax track for our Israeli subsidiary from tax year 2020 and onwards.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had approximately $30.0 million in cash and cash equivalents, $58.8 million in short term bank deposits, $67.3 million in marketable securities, and $1.3 million in long term bank deposits, totaling $157.4 million, as compared to $150.0 million at December 31, 2019. The increase for the first half of 2020 principally reflected cash provided by operations, partially offset by funds used to repurchase 202,392 shares of common stock for an aggregate consideration of approximately $4.8 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $157.4 million, $141.4 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2020, we invested $31.9 million of cash in bank deposits and marketable securities with maturities up to 58 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $31.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any other-than-temporarily-impaired charges on marketable securities during the first half of 2020. For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2020.

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

Operating Activities

Cash provided by operating activities for the first half of 2020 was $12.6 million and consisted of net loss of $2.3 million, adjustments for non-cash items of $9.5 million, and changes in operating assets and liabilities of $5.4 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization of intangible assets and $6.5 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $8.5 million, partially offset by an increase in deferred taxes, net, of $2.5 million, and a decrease in accrued payroll and related benefits of $1.2 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2020 was $2.0 million, compared to $4.7 million of net cash provided by investing activities for the comparable period of 2019. We had a cash outflow of $21.5 million and a cash inflow of $19.1 million with respect to investments in marketable securities during the first half of 2020, as compared to a cash outflow of $5.0 million and a cash inflow of $7.3 million with respect to investments in marketable securities during the first half of 2019. For the first half of 2020, we had net proceeds of $2.0 million from bank deposits, as compared to net proceeds of $3.8 million from bank deposits for the comparable period of 2019. We had a cash outflow of $1.4 million during both the first half of 2020 and 2019 from purchase of property and equipment. For the first half of 2020, we had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

Financing Activities

Net cash used in financing activities for the first half of 2020 was $3.4 million, as compared to $3.7 million of net cash used in financing activities for the comparable period of 2019. The decrease is mainly due to higher proceeds received from the exercise of stock-based awards, as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. During the first half of 2020, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. During the first half of 2019, we repurchased 194,316 shares of common stock pursuant to our share repurchase program, at an average purchase price of $25.01 per share, for an aggregate purchase price of $4.9 million. As of June 30, 2020, we had 497,608 shares available for repurchase.

During the first half of 2020, we received $1.4 million from the exercise of stock-based awards, as compared to $1.2 million received for the comparable period of 2019.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $89,000 and $70,000 for the second quarter and first half of 2020, respectively, and a foreign exchange loss of $72,000 and $205,000 for the comparable periods of 2019.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2020, we recorded accumulated other comprehensive loss of $5,000 and accumulated other comprehensive gain of $172,000 , respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2019, we recorded accumulated other comprehensive loss of $2,000 and accumulated other comprehensive gain of $115,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2020, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $221,000, which will be recorded in the consolidated statements of income (loss) during the following two months. We recognized a net gain of $162,000 for both the second quarter and first half of 2020, and a net gain of $114,000 and $187,000 for the comparable periods of 2019, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2020, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first half of 2020. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.75 million and $1.60 million for the second quarter and first half of 2020, respectively, as compared to $0.97 million and $1.90 million for the comparable periods of 2019. The decrease in interest income, and gains and losses from marketable securities, net, during both the second quarter and first half of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

We derive a significant amount of revenues from a limited number of customers. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first half of 2020 and 2019, and collectively represented 67% and 73% of our total royalty revenues for the first half of 2020 and 2019, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% and 41% of our total revenues for the second quarter and first half of 2020, respectively, as compared to 41% and 38% for the comparable periods of 2019. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends (including the recent COVID-19 pandemic and its global impact) or changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

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

Approximately 88% of our total revenues for the first half of 2020 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

●	unexpected changes in regulatory requirements;
●	fluctuations in the exchange rate for the U.S. dollar;
●	imposition of tariffs and other barriers and restrictions, including trade tensions such as U.S.-China trade tensions;
●	potential negative international community’s reaction to the U.S. Tax Cuts and Jobs Act;
●	burdens of complying with a variety of foreign laws, treaties and technical standards;
●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;
●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;
●	political and economic instability, including terrorist attacks and protectionist polices; and
●	changes in diplomatic and trade relationships.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,013,000 in the first half of 2020. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $30.1 million and $24.7 million for the first half of 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended June 30, 2020.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Registrant’s Amended and Restated 2011 Stock Incentive Plan.

10.2	Registrant’s Amended and Restated 2002 Employee Stock Purchase Plan.
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 10, 2020	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 10, 2020	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)