Form 10-Q
period 2020-09-30
CEVA INC
filed 2020-11-06
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 000-49842

CEVA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15245 Shady Grove Road, Suite 400, Rockville, MD 20850	20850
(Address of Principal Executive Offices)	(Zip Code)

(240)-308-8328

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 per share	CEVA	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,250,217 of common stock, $0.001 par value, as of November 2, 2020.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019	4
	Interim Condensed Consolidated Statements of Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019	5
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019	6
	Interim Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019	7
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019	8
	Notes to the Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3	Defaults Upon Senior Securities	44
Item 4	Mine Safety Disclosures	44
Item 5	Other Information	44
Item 6	Exhibits	44
SIGNATURES		45

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our licensing business is robust with a diverse customer base and a myriad of target markets;

●	Our belief that demand for our products is good and that we are expanding our market reach into new areas;

●

Our belief that the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and sensing products in the third quarter of 2020 illustrate the industry demand for our diverse IP portfolio;

●	Our belief that we are an incumbent player in the largest space of the semiconductor industry - mobile handsets;

●

Our belief that our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with low entry barrier solution to address the needs for power 5G processing for smartphones, fixed wireless and a range of connected devices such robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our specialization and technological edge in signal processing platforms for 5G base station RAN put us in a strong position to capitalize on the growing 5G RAN across its new form factors, as well as small cells and private networks;

●

Our belief that the growing market potential for voice assisted devices offers an additional growth segment for us and that our highly-integrated platforms, plus our proven track record in audio/voice processing and connectivity, put us in a strong position to power audio and voice roadmaps across a new range of addressable end markets;

●

Our belief that our SensPro™ scalable DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

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

●

Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 620 million units by 2022;

●	Our belief that we are benefitting from expedited 5G RAN deployments in China;

●	Our belief that markets for low tier 4G smartphones in India and other developing economies are gradually re-opening after COVID-19 lockdowns;

●	Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology for smart sensing;

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$22,067	$22,803
Short-term bank deposits	41,158	56,915
Marketable securities	78,506	64,867
Trade receivables (net of allowance for credit losses of $1,775 at September 30, 2020 and $327 at December 31, 2019)	28,979	28,307
Prepaid expenses and other current assets	6,888	5,660
Total current assets	177,598	178,552
Long-term assets:
Bank deposits	11,376	5,368
Severance pay fund	9,624	9,881
Deferred tax assets, net	12,317	10,605
Property and equipment, net	8,084	7,879
Operating lease right-of-use assets	10,824	11,066
Goodwill	51,070	51,070
Intangible assets, net	11,481	13,424
Investments in non-marketable equity securities	936	936
Other long-term assets	8,254	8,240
Total long-term assets	123,966	118,469
Total assets	$301,564	$297,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$862	$701
Deferred revenues	2,777	3,642
Accrued expenses and other payables	3,756	3,748
Accrued payroll and related benefits	15,991	15,894
Operating lease liabilities	2,505	2,393
Total current liabilities	25,891	26,378
Long-term liabilities:
Accrued severance pay	10,328	10,551
Operating lease liabilities	7,960	8,273
Other accrued liabilities	814	662
Total long-term liabilities	19,102	19,486
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at September 30, 2020 (unaudited) and December 31, 2019. 22,233,443 and 21,839,369 shares outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	22	22
Additional paid in-capital	230,032	228,005
Treasury stock at cost (1,361,717 and 1,755,791 shares of common stock at September 30, 2020 (unaudited) and December 31, 2019, respectively)	(30,754)	(39,390)
Accumulated other comprehensive income	361	94
Retained earnings	56,910	62,426
Total stockholders’ equity	256,571	251,157
Total liabilities and stockholders’ equity	$301,564	$297,021

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Licensing and related revenue	$40,445	$33,084	$12,420	$11,269
Royalties	31,736	25,756	12,540	12,202
Total revenues	72,181	58,840	24,960	23,471
Cost of revenues	8,259	7,283	2,503	2,767
Gross profit	63,922	51,557	22,457	20,704
Operating expenses:
Research and development, net	45,695	38,593	15,603	13,873
Sales and marketing	8,772	8,809	2,711	2,832
General and administrative	10,893	8,360	3,566	3,509
Amortization of intangible assets	1,732	1,177	575	757
Total operating expenses	67,092	56,939	22,455	20,971
Operating income (loss)	(3,170)	(5,382)	2	(267)
Financial income, net	2,689	2,299	1,020	603
Income (loss) before taxes on income	(481)	(3,083)	1,022	336
Income tax expense (benefit)	2,533	(49)	1,761	(439)
Net income (loss)	$(3,014)	$(3,034)	$(739)	$775

Basic net income (loss) per share	$(0.14)	$(0.14)	$(0.03)	$0.04
Diluted net income (loss) per share	$(0.14)	$(0.14)	$(0.03)	$0.03

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,059	21,936	22,163	21,953
Diluted	22,059	21,936	22,163	22,404

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss):	$(3,014)	$(3,034)	$(739)	$775
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	349	1,131	165	(93)
Reclassification adjustments for losses included in net income (loss)	15	38	—	3
Net change	364	1,169	165	(90)
Cash flow hedges:
Changes in unrealized gains	484	401	127	83
Reclassification adjustments for gains included in net income (loss)	(514)	(304)	(352)	(117)
Net change	(30)	97	(225)	(34)
Other comprehensive income (loss) before tax	334	1,266	(60)	(124)
Income tax expense (benefit) related to components of other comprehensive income (loss)	67	174	12	(38)
Other comprehensive income (loss), net of taxes	267	1,092	(72)	(86)
Comprehensive income (loss)	$(2,747)	$(1,942)	$(811)	$689

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(3,014)	(3,014)
Other comprehensive income	—	—		—	—	267	—	267
Equity-based compensation	—	—		10,070	—	—	—	10,070
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	596,466	—	(*)	(8,043)	13,416	—	(2,502)	2,871
Balance as of September 30, 2020	22,233,443	$22		$230,032	$(30,754)	$361	$56,910	$256,571

	Common stock
Three months ended September 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381
Net loss	—	—		—	—	—	(739)	(739)
Other comprehensive loss	—	—		—	—	(72)	—	(72)
Equity-based compensation	—	—		3,546	—	—	—	3,546
Issuance of treasury stock upon exercise of stock-based awards	196,731	—	(*)	(2,008)	4,443	—	(980)	1,455
Balance as of September 30, 2020	22,233,443	$22		$230,032	$(30,754)	$361	$56,910	$256,571

	Common stock
Nine months ended September 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22		$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net loss	—	—		—	—	—	(3,034)	(3,034)
Other comprehensive income	—	—		—	—	1,092	—	1,092
Equity-based compensation	—	—		7,847	—	—	—	7,847
Purchase of treasury stock	(194,316)	—		—	(4,861)	—	—	(4,861)
Issuance of treasury stock upon exercise of stock-based awards	390,634	—	(*)	(5,614)	8,501	—	(450)	2,437
Balance as of September 30, 2019	21,984,178	$22		$225,483	$(35,492)	$(22)	$59,369	$249,360

	Common stock
Three months ended September 30, 2019	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2019	21,893,128	$22		$223,306	$(37,498)	$64	$58,751	$244,645
Net loss	—	—		—	—	—	775	775
Other comprehensive loss	—	—		—	—	(86)	—	(86)
Equity-based compensation	—	—		2,752	—	—	—	2,752
Issuance of treasury stock upon exercise of stock-based awards	91,050	—	(*)	(575)	2,006	—	(157)	1,274
Balance as of September 30, 2019	21,984,178	$22		$225,483	$(35,492)	$(22)	$59,369	$249,360

(*)	Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,014)	$(3,034)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	2,398	2,274
Amortization of intangible assets	1,943	1,412
Equity-based compensation	10,070	7,847
Realized loss, net on sale of available-for-sale marketable securities	15	38
Amortization of premiums on available-for-sale marketable securities	309	427
Unrealized foreign exchange (gain) loss	(532)	461
Changes in operating assets and liabilities:
Trade receivables	(672)	(657)
Prepaid expenses and other assets	(947)	(1,458)
Operating lease right-of-use assets	242	(903)
Accrued interest on bank deposits	758	(945)
Deferred tax, net	(1,779)	(3,856)
Trade payables	100	689
Deferred revenues	(865)	1,209
Accrued expenses and other payables	(43)	(257)
Accrued payroll and related benefits	287	251
Operating lease liability	(202)	823
Income taxes payable	247	(63)
Accrued severance pay, net	25	60
Net cash provided by operating activities	8,340	4,318

Cash flows from investing activities:

Acquisition of business	(204)	(11,000)
Purchase of property and equipment	(2,541)	(2,664)
Purchase of intangible assets	—	(10,140)
Investment in bank deposits	(20,393)	(13,346)
Proceeds from bank deposits	29,393	20,165
Investment in available-for-sale marketable securities	(41,887)	(18,738)
Proceeds from maturity of available-for-sale marketable securities	17,192	3,888
Proceeds from sale of available-for-sale marketable securities	11,096	22,561
Net cash used in investing activities	(7,344)	(9,274)

Cash flows from financing activities:
Purchase of treasury stock	(4,780)	(4,861)
Proceeds from exercise of stock-based awards	2,871	2,437
Net cash used in financing activities	(1,909)	(2,424)
Effect of exchange rate changes on cash and cash equivalents	177	(29)
Decrease in cash and cash equivalents	(736)	(7,409)
Cash and cash equivalents at the beginning of the period	22,803	22,260
Cash and cash equivalents at the end of the period	$22,067	$14,851

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$4,048	$3,845
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$62	$—
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,253	$1,881

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Subsequent to CEVA’s acquisition of the business of Hillcrest Laboratories, Inc. (“Hillcrest Labs”) located in Rockville, Maryland, CEVA has extended such business into industrial, robotics and automotive spaces, and is developing new products that combine Hillcrest Labs’ sensor processing with CEVA’s other sensing and connectivity technologies to offer complete contextual computing solutions. Hillcrest Labs’ core technologies and research and development team play a pivotal role in these initiatives and CEVA’s future technological developments. As a result, CEVA has determined to make its Maryland office the U.S. headquarters, effective immediately.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Trade Receivable and Allowances

Trade receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s condensed consolidated statements of income (loss).

Marketable Securities

The Company holds investments in marketable securities, consisting principally of corporate bonds. The Company classifies marketable securities as available-for-sale in its current assets because they represent investments of cash available for current operations. The Company’s available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net, on the Company’s condensed consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the three and nine months ended September 30, 2020 was not material. The Company has not recorded any impairment charge for unrealized losses during the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

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

	Remainder of 2020	2021	2022
License and related revenues	$5,208	$4,040	$368

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Nine months ended September 30, 2020 (unaudited)			Three months ended September 30, 2020 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$5,784	$7,970	$13,754	$1,035	$2,044	$3,079
Europe and Middle East	4,980	5,037	10,017	347	478	825
Asia Pacific	29,681	18,729	48,410	11,038	10,018	21,056
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$31,679	$25,037	$56,716	$8,821	$9,752	$18,573
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	8,766	6,699	15,465	3,599	2,788	6,387
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

Timing of revenue recognition
Products transferred at a point in time	$30,405	$31,736	$62,141	$9,099	$12,540	$21,639
Products and services transferred over time	10,040	—	10,040	3,321	—	3,321
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

	Nine months ended September 30, 2019 (unaudited)			Three months ended September 30, 2019 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,809	$904	$7,713	$3,450	$361	$3,811
Europe and Middle East	2,848	10,397	13,245	1,241	5,670	6,911
Asia Pacific	23,427	14,455	37,882	6,578	6,171	12,749
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$23,324	$23,100	$46,424	$8,608	$10,424	$19,032
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	9,760	2,656	12,416	2,661	1,778	4,439
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

Timing of revenue recognition
Products transferred at a point in time	$22,775	$25,756	$48,531	$7,468	$12,202	$19,670
Products and services transferred over time	10,309	—	10,309	3,801	—	3,801
Total	$33,084	$25,756	$58,840	$11,269	$12,202	$23,471

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Trade receivables	$15,538	$11,066
Unbilled receivables (associated with licensing and related revenue)	4,763	5,269
Unbilled receivables (associated with royalties)	8,678	11,972
Deferred revenues (short-term contract liabilities)	2,777	3,642

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

During the three and nine months ended September 30, 2020, the Company recognized $226 and $3,541, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2020.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2020 (Unaudited)
Weighted average remaining lease term (years)	6.97
Weighted average discount rates	3.69%

Total operating lease cost during the three and nine months ended September 30, 2020 was $652 and $1,883, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $623 and $1,968 during the three and nine months ended September 30, 2020, respectively.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Maturities of lease liabilities are as follows:

The remainder of 2020	$881
2021	2,171
2022	1,861
2023	1,500
2024	1,149
2025 and thereafter	4,308
Total undiscounted cash flows	11,870
Less imputed interest	1,405
Present value of lease liabilities	$10,465

NOTE 5:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2020 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,486	$72	$—	$12,558
	12,486	72	—	12,558
Available-for-sale - matures after one year through five years:
Corporate bonds	65,606	610	(268)	65,948
	65,606	610	(268)	65,948

Total	$78,092	$682	$(268)	$78,506

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,224	$16	$(11)	$18,229
	18,224	16	(11)	18,229
Available-for-sale - matures after one year through five years:
Corporate bonds	46,593	168	(123)	46,638
	46,593	168	(123)	46,638

Total	$64,817	$184	$(134)	$64,867

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2020 (unaudited)	$34,352	$(233)	$4,559	$(35)
As of December 31, 2019	$22,852	$(102)	$14,231	$(32)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

As of September 30, 2020, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$4	$1	$—	$1
Gross realized losses from sale of available-for-sale marketable securities	$(19)	$(39)	$—	$(4)

NOTE 6:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2020 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$78,506	$—	$78,506	$—
Foreign exchange contracts	26	—	26	—

Description	December 31, 2019	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	64,867	—	64,867	—
Foreign exchange contracts	56	—	56

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 7:	INTANGIBLE ASSETS, NET

		Nine months ended September 30, 2020 (unaudited)			Year ended December 31, 2019
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of RivieraWaves
Customer relationships	4.5	$272	$272	$—	$272	$272	$—
Customer backlog	1.5	93	93	—	93	93	—
Core technologies	5.1	5,796	5,796	—	5,796	5,796	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	1,045	2,473	3,518	395	3,123
Customer backlog	0.5	72	72	—	72	65	7
Core technologies	7.5	2,475	398	2,077	2,475	150	2,325

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	1,299	5,764	7,063	472	6,591

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	794	1,167	1,961	583	1,378

Total intangible assets		$21,250	$9,769	$11,481	$21,250	$7,826	$13,424

(*) During the first quarter of 2018, the Company entered into an agreement to invest in certain NB-IoT technologies in the amount of $2,800, of which, technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of September 30, 2020. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019, an amount of $239 related to the NB-IoT technologies, which reduced the gross carrying amount of intangible assets associated with the NB-IoT technology investment. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2020	$645
2021	2,582
2022	2,581
2023	1,906
2024	1,852
2025 and thereafter	1,915
$11,481

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 8:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.     Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,				Three months ended September 30,
	2020 (unaudited)			2019 (unaudited)	2020 (unaudited)			2019 (unaudited)
Revenues based on customer location:
United States		$13,754		$7,713		$3,079			$3,811
Europe and Middle East (1)		10,017		13,245		825			6,911
Asia Pacific (2) (3)		48,410		37,882		21,056			12,749
		$72,181		$58,840		$24,960			$23,471

(1)Germany	$	*	)	$10,613	$	*	)		$5,425
(2)China		$37,713		$25,542		$16,085			$8,993
(3)Japan	$	*	)	$6,544	$	*	)	$	*	)

*) Less than 10%

b.     Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Customer A	13%	19%	* )	23%
Customer B	12%	15%	18%	15%
Customer C	13%	* )	16%	* )

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 9:	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Numerator:
Net income (loss)	$(3,014)	$(3,034)	$(739)	$775
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,059	21,936	22,163	21,953
Effect of stock -based awards	—	—	—	451
Diluted weighted average common stock outstanding	22,059	21,936	22,163	22,404

Basic net income (loss) per share	$(0.14)	$(0.14)	$(0.03)	$0.04
Diluted net income (loss) per share	$(0.14)	$(0.14)	$(0.03)	$0.03

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,162,650 for both the three and nine months ended September 30, 2020. The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 105,901 shares for the three months ended September 30, 2019. The total number of shares related to the outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,385,525 for the nine months ended September 30, 2019.

NOTE 10:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and stock appreciation rights (“SARs”) capped with a ceiling to employees and stock options to non-employee directors of the Company and its subsidiaries and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for SAR grants). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option and SAR activities and related information for the nine months ended September 30, 2020, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding as of December 31, 2019	642,253	$20.14	3.5	$4,718
Granted	—	—
Exercised	(333,980)	18.42
Forfeited or expired	(21)	16.20
Outstanding as of September 30, 2020 (2)	308,252	$22.02	3.7	$5,349
Exercisable as of September 30, 2020 (3)	298,752	$21.74	3.6	$5,266

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 294,814 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 285,314 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2020, there was $1 of unrecognized compensation expense related to unvested stock options and SARs. This amount is expected to be recognized over the fourth quarter of 2020.

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

On July 19, 2019, the Company issued a total of 52,000 RSUs to 22 employees who joined the Company in connection with the Company's acquisition of the Hillcrest Labs business. The RSUs were granted outside of the Company’s existing equity plans and were granted as inducements to employment in accordance with NASDAQ Listing Rule 5635(c)(4). The RSUs were priced at $25.41 per share, the fair market value on the grant date, and vest over three years, with 34% of the RSUs vesting after one year and the remaining RSUs vesting in equal portions over the following 24 months, such that all RSUs vest after three years, subject to the employee's continuous service through each vesting date.

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

20%	Execution of definitive license agreements with at least two customers in a predetermined strategic market.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2020, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2019	732,564	$30.11
Granted	466,921	29.17
Vested	(301,792)	31.33
Forfeited or expired	(43,295)	29.82
Unvested as of September 30, 2020	854,398	$29.18

As of September 30, 2020, there was $16,431 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Cost of revenue	$473	$464	$159	$168
Research and development, net	5,115	4,314	1,770	1,494
Sales and marketing	1,496	1,112	533	362
General and administrative	2,986	1,957	1,084	728
Total equity-based compensation expense	$10,070	$7,847	$3,546	$2,752

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,						Three months ended September 30,
	2020 (unaudited)			2019 (unaudited)			2020 (unaudited)			2019 (unaudited)
Expected dividend yield		0%			0%			0%		0%
Expected volatility	32%	-	60%	42%	-	43%	37%	-	60%	42%
Risk-free interest rate	0.1%	-	1.9%	2.0%	-	2.5%	0.1%	-	1.8%	2.0%
Contractual term of up to (months)		24			24			24		24

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 11:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2020 and December 31, 2019, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,000 and $5,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$3	$14
Foreign exchange forward contracts	23	42
Total	$26	$56

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(22)	$62	$3	$33
Foreign exchange forward contracts	506	339	124	50
	$484	$401	$127	$83

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$11	$(34)	$—	$(27)
Foreign exchange forward contracts	(525)	(270)	(352)	(90)
	$(514)	$(304)	$(352)	$(117)

The Company recorded in cost of revenues and operating expenses a net gain of $352 and $514 during the three and nine months ended September 30, 2020, respectively, and a net gain of $117 and $304, respectively, for the comparable periods of 2019, related to its Hedging Contracts.

NOTE 12:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2020 (unaudited)			Three months ended September 30, 2020 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$212	$221	$433
Other comprehensive income before reclassifications	282	426	708	126	111	237
Amounts reclassified from accumulated other comprehensive income (loss)	11	(452)	(441)	—	(309)	(309)
Net current period other comprehensive income (loss)	293	(26)	267	126	(198)	(72)
Ending balance	$338	$23	$361	$338	$23	$361

	Nine months ended September 30, 2019 (unaudited)			Three months ended September 30, 2019 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$17	$47	$64
Other comprehensive income (loss) before reclassifications	977	354	1,331	(60)	74	14
Amounts reclassified from accumulated other comprehensive income (loss)	29	(268)	(239)	3	(103)	(100)
Net current period other comprehensive income (loss)	1,006	86	1,092	(57)	(29)	(86)
Ending balance	$(40)	$18	$(22)	$(40)	$18	$(22)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Unrealized gains (losses) on cash flow hedges	$10	$5	$7	$1	Cost of revenues
	454	269	312	104	Research and development
	15	8	10	3	Sales and marketing
	35	22	23	9	General and administrative
	514	304	352	117	Total, before income taxes
	62	36	43	14	Income tax expense
	452	268	309	103	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(15)	(38)	—	(3)	Financial loss, net
	(4)	(9)	—	—	Income tax benefit
	(11)	(29)	—	(3)	Total, net of income taxes
	$441	$239	$309	$100	Total, net of income taxes

NOTE 13:	SHARE REPURCHASE PROGRAM

In February 2020, the Board authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to the Company’s share repurchase program.

The Company did not repurchase any shares of common stock during both the third quarter of 2020 and the third quarter 2019. During the first nine months ended September 30, 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. During the first nine months ended September 30, 2019, the Company repurchased 194,316 shares of common stock at an average purchase price of $25.01 per share for an aggregate purchase price of $4,861. As of September 30, 2020, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Management is actively monitoring the impact of the pandemic on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the pandemic on the company’s financial results for fiscal year 2020. The following discussions are subject to the future effects of the pandemic.

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries.

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer a combination of digital signal processors (DSPs), platforms solution and related software IP for a range of applications, including cellular, Bluetooth, Wi-Fi and other short-range wireless connectivity, AI, computer vision, voice, audio and sensor fusion.

These IP products are licensed to customers who embed them into their system-on-chip (SoC) and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial and medical.

Our ultra-low-power IPs are enabled by our own DSPs and controllers and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones and inertial measurement units (IMU). Our camera platforms incorporate DSP cores, coprocessors and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our IMU technologies include processor agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow, as well as environmental sensors in devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe that our licensing business is robust with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 11 billion chips to date for a wide range of end markets. Every second, thirty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. Reflecting this trend, during the third quarter of 2020, we concluded thirteen licensing deals, twelve of which are for base station and IoT applications. We continue to experience good demand for our products and expand our market reach into new areas. In the third quarter of 2020, we concluded an agreement with a leading automotive semiconductor company for an automotive ADAS application. We also concluded agreements broadly across our connectivity and sensing products, illustrating the industry demand for our diverse IP portfolio.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space of the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing. Our key customers currently have a strong foothold in the market, including premium-tier and low-tier LTE smartphones and feature phones.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (“ASP”). Looking ahead, we believe our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such robots, cars, smart cities and other devices for industrial applications.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU), Active Antenna Units (AAU), Base Band Units (BBU) and Distributed Units (DU) put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, C-RAN and O-RAN, as well as small cells and private networks.

●

Our broad Bluetooth, Wi-Fi and NB-IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports.

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, smart speaker, True Wireless Stereo (TWS) earbuds, AR &VR headsets, smartTVs, smart home and consumer devices, offers an additional growth segment for us. To better address this market, our WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs. These highly-integrated platforms, plus our proven track record in audio/voice processing and connectivity with more than 7 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our SensPro™ scalable DSP architecture is the world’s first high performance sensor processor specifically for multi-sensory processing and provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 620 million units by 2022. This new DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications. We signed our first customer during the second quarter of 2020 for this new processor that is targeting an automotive electric powertrain application.

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” To address this significant and lucrative opportunity, our NeuPro-S™ a second-generation family of AI processors for deep learning at the edge, brings the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years.

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

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we expect a noticeable growth in royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products) over the next few years. This trend is evident in the third quarter, where we shipped a record 200 million base station & IoT devices, generating a record $7.9 million in royalties for this product category. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

Subsequent to our acquisition of the business of Hillcrest Labs located in Rockville, Maryland, we extended this business into industrial, robotics and automotive spaces, and are developing new products that combine Hillcrest Labs’ sensor processing with our other sensing and connectivity technologies to offer complete contextual computing solutions. Hillcrest Labs’ core technologies and research and development team play a pivotal role in these initiatives and our future technological developments. As a result, we have determined to make our Rockville, Maryland office the U.S. headquarters, effective immediately.

COVID-19

Throughout the COVID-19 outbreak, we have continued operations. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity.  We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines.

Despite the ongoing pandemic, we are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. We are further encouraged by recent indicators relating to our base station and IoT product category. During the first three quarters of 2020, the world encountered new trends and different seasonality than what we have encountered in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus poses uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID -19 has had a negative impact. While the impact from COVID-19 on our financial results for the third quarter and the first nine months of 2020 was not material as set forth in the below section discussing the results of operations for the third quarter and the first nine months of 2020, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the reminder of the year. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the pandemic. While we are confident about our licensing pipeline, we may face some near-term softness, mainly related to a shortfall in consumer spending and its impact on demand for consumer electronic products. As a result, our royalty revenue for 2020 is less certain due to the pandemic.

In light of the uncertain and rapidly evolving situation relating to the pandemic, we have taken a number of precautionary measures to manage our resources conservatively to mitigate the adverse impact of the pandemic. We will continue to closely monitor our exposure levels and align them to the dynamics we will experience in the coming months. We will assess our business during the crisis to make strategic decisions for our business in the best interests of stockholders.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $25.0 million and $72.2 million for the third quarter and the first nine months of 2020, respectively, representing an increase of 6% and 23%, respectively, as compared to the corresponding periods in 2019. For the third quarter and the first nine months of 2020, the increase was due to both higher licensing and related revenues and higher royalty revenues in comparison to the corresponding periods in 2019. Net loss for the third quarter of 2020 was $0.7 million, as compared to net income of $0.8 million reported for the same period in 2019. The net loss for the third quarter of 2020 notwithstanding reaching higher revenues is primarily due to taxes. Third quarter 2020 financials include a tax expense of approximately $1 million due to withholding tax which cannot be utilized in future years, while third quarter 2019 financials included a tax benefit of approximately $1 million due to the successful conclusion of a tax audit.

Five largest customers accounted for 52% and 46% of our total revenues for the third quarter and the first nine months of 2020, respectively, as compared to 54% and 48% for the comparable periods in 2019. Two customers accounted for 18% and 16% of our total revenues for the third quarter of 2020, as compared to two customers that accounted for 23% and 15% of our total revenues for the third quarter of 2019. Three customers accounted for 13%, 12% and 13% of our total revenues for the first nine months of 2020, as compared to two customers that accounted for 19% and 15% of our total revenues for the first nine months of 2019. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 18% and 12% of our total revenues for the third quarter and the first nine months of 2020, as compared to 15% for both comparable periods in 2019. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers represented 10% or more of our total royalty revenues for the third quarter of 2020, and four customers each represented 10% or more of our total royalty revenues for the first nine months of 2020, and collectively represented 65% and 73% of our total royalty revenues for the third quarter and the first nine months of 2020, respectively. Two royalty paying customers each represented 10% or more of our total royalty revenues for the third quarter of 2019, and three customers each represented 10% or more of our total royalty revenues for the first nine months of 2019, and collectively represented 65% and 74% of our total royalty revenues for the third quarter and the first nine months of 2019, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine Months 2020	Nine Months 2019	Third Quarter 2020	Third Quarter 2019

Connectivity products	79%	79%	74%	81%
Smart sensing products	21%	21%	26%	19%

Licensing and Related Revenues

Licensing and related revenues were $12.4 million and $40.4 million for the third quarter and the first nine months of 2020, respectively, representing an increase of 10% and 22%, respectively, as compared to the corresponding periods in 2019. The increase in licensing and related revenues for the third quarter of 2020 mainly reflected higher revenues from our connectivity products associated mainly with 5G networks, Bluetooth and Wi-Fi technologies. The increase in licensing and related revenues for the first nine months of 2020 mainly reflected higher revenues from our connectivity products associated mainly with 5G networks, base station, Bluetooth and Wi-Fi technologies, partially offset by a decrease in revenues from our computer vision products and technologies.

Thirteen license agreements were concluded during the third quarter of 2020, of which five were for connectivity and eight were for smart sensing. Six of the thirteen deals were with first time customers. Target applications of our customers include ADAS, digital imaging, true wireless stereo earbuds, digital conferencing systems and a range of other smart IoT devices. Our licensing business in the first nine months of the year was robust given our broad technology portfolio for 5G networks, IoT, Bluetooth and Wi-Fi which enabled us to consistently grow our licensee base and expand our market reach into new lucrative areas despite the uncertainty brought about by COVID-19.

Licensing and related revenues accounted for 50% and 56% of our total revenues for the third quarter and the first nine months of 2020, respectively, as compared to 48% and 56% for the comparable periods of 2019.

Royalty Revenues

Royalty revenues were $12.5 million and $31.7 million for the third quarter and the first nine months of 2020, respectively, representing an increase of 3% and 23%, respectively, as compared to the corresponding periods in 2019. Royalty revenues accounted for 50% and 44% of our total revenues for the third quarter and the first nine months of 2020, respectively, as compared to 52% and 44% for the comparable periods of 2019. The increase in royalty revenues for the third quarter and the first nine months of 2020 reflects higher revenues driven by record shipments for our base station & IoT product category, formerly referred to as non-handset products. Royalty revenues from this category grew 86% sequentially and 105% year-over-year to reach a record $7.9 million and $15.9 million in the third quarter and the first nine months of 2020, respectively. We have benefitted from expedited 5G RAN deployments in China and a series of product launches and shipments enabled by our Bluetooth, Wi-Fi and sensor fusion technologies (with the highest contribution from our base station, sensor fusion business, Bluetooth and Wi-Fi technologies). In our handset baseband category, we saw a strong recovery in the third quarter from our China-based customers targeting low tier 4G smartphones for India and other developing economies, which are gradually re-opening after COVID-19 lockdowns. Royalties from premium tier smartphones in the third quarter declined on a year-over-year basis as a new 5G smartphone series launched last month by Apple will use modems from a supplier that does not incorporate our technologies.

Our customers reported sales of 349 million and 841million chipsets incorporating our technologies for the third quarter and the first nine months of 2020, respectively, an increase of 20% and 23%, respectively, from the corresponding periods in 2019 for actual shipments reported.

The five largest royalty-paying customers accounted for 77% of our total royalty revenues for both the third quarter and the first nine months of 2020, as compared to 86% and 83% for the comparable periods of 2019.

Geographic Revenue Analysis

	Nine months 2020		Nine months 2019		Third Quarter 2020		Third Quarter 2019
	(in millions, except percentages)				(in millions, except percentages)
United States	$13.8	19%	$7.7	13%	$3.1	12%	$3.8	16%
Europe and Middle East (1)	$10.0	14%	$13.2	23%	$0.8	3%	$6.9	30%
Asia Pacific (2) (3)	$48.4	67%	$37.9	64%	$21.1	85%	$12.8	54%

(1)Germany	*)	*)	$10.6	18%	*)	*)	$5.4	23%
(2)China	$37.7	52%	$25.5	43%	$16.1	64%	$9.0	38%
(3)Japan	*)	*)	$6.5	11%	*)	*)	*)	*)

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.5 million and $8.3 million for the third quarter and the first nine months of 2020, respectively, as compared to $2.8 million and $7.3 million for the comparable periods of 2019. Cost of revenues accounted for 10% and 11% of our total revenues for the third quarter and the first nine months of 2020, respectively, as compared to 12% for both comparable periods of 2019. The decrease for the third quarter of 2020 principally reflected lower customization work for our licensees and lower third-party IP costs (associated with the NB-IoT product line). The increase for the first nine months of 2020 principally reflected higher salaries and related costs (partially due to salary and related costs associated with the Hillcrest Labs employees being included in the results for the first half of 2020, which costs were not incurred for the first half of 2019), higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), higher materials related to the Hillcrest Labs business and higher amortization cost related to acquired assets (Immervision technologies), partially offset by lower third-party IP costs associated with the NB-IoT product line. Included in cost of revenues for the third quarter and the first nine months of 2020 was a non-cash equity-based compensation expense of $159,000 and $473,000, respectively, as compared to $168,000 and $464,000 for the comparable periods of 2019.

Gross Margin

Gross margin for the third quarter and the first nine months of 2020 was 90% and 89%, respectively, as compared to 88% for both comparable periods of 2019. The increase for both the third quarter and the first nine months of 2020 mainly reflected higher total revenues.

Operating Expenses

Total operating expenses were $22.5 million and $67.1 million for the third quarter and the first nine months of 2020, respectively, as compared to $21.0 million and $57.0 million for the comparable periods of 2019. The net increase in total operating expenses for the third quarter of 2020 principally reflected higher salary and employee-related costs, mainly due to higher headcount, and higher non-cash equity-based compensation expenses. The net increase in total operating expenses for the first nine months of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received from the IIA, (3) higher allowance for credit losses, and (4) higher non-cash equity-based compensation expenses. The increase in total operating expenses for the first nine months of 2020 was partially offset by higher Crédit Impôt Recherche (“CIR”) received from the French tax authorities.

Research and Development Expenses, Net

Our research and development expenses, net, were $15.6 million and $45.7 million for the third quarter and the first nine months of 2020, respectively, as compared to $13.9 million and $38.6 million for the comparable periods of 2019. The net increase for the third quarter of 2020 principally reflected higher salary and employee-related costs, mainly due to higher headcount, and lower research grants received from the IIA. The net increase for the first nine months of 2020 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received, mainly from the IIA, and (3) higher non-cash equity-based compensation expenses. The increase in research and development expenses for the first nine months of 2020 was partially offset by higher CIR received from the French tax authorities. Included in research and development expenses for the third quarter and the first nine months of 2020 were non-cash equity-based compensation expenses of $1,770,000 and $5,115,000, respectively, as compared to $1,494,000 and $4,314,000 for the comparable periods of 2019. Research and development expenses as a percentage of our total revenues were 63% for both the third quarter and the first nine months of 2020, as compared to 59% and 66% for the comparable periods of 2019. The percentage increase for the third quarter of 2020, as compared to the comparable period of 2019, was due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2020 and 2019. The percentage decrease for the first nine months of 2020, as compared to the comparable period of 2019, was due to higher total revenues for the first nine months of 2020 as compared to the comparable period of 2019, offset by the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2020 and 2019.

The number of research and development personnel was 304 at September 30, 2020, as compared to 290 at September 30, 2019.

We anticipate that our research and development expenses will continue to increase in 2020, partially due to a full year of expenses associated with the Hillcrest Labs business.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.7 million and $8.8 million for the third quarter and the first nine months of 2020, respectively, as compared to $2.8 million and $8.8 million for the comparable periods of 2019. The slight decrease for the third quarter of 2020 primarily reflected lesser travel and physical marketing activities and events (like trade shows), but more digital related activities at lesser costs, due to COVID-19. Included in sales and marketing expenses for the third quarter and the first nine months of 2020 were non-cash equity-based compensation expenses of $533,000 and $1,496,000, respectively, as compared to $362,000 and $1,112,000 for the comparable periods of 2019. Sales and marketing expenses as a percentage of our total revenues were 11% and 12% for the third quarter and the first nine months of 2020, respectively, as compared to 12% and 15% for the comparable periods of 2019.

The total number of sales and marketing personnel was 35 at September 30, 2020, as compared to 32 at September 30, 2019.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million and $10.9 million for the third quarter and the first nine months of 2020, respectively, as compared to $3.5 million and $8.4 million for the comparable periods of 2019. The slight increase for the third quarter of 2020 primarily reflected higher non-cash equity-based compensation expenses, partially offset by a lease write-off related to the Hillcrest Labs acquisition recorded in the third quarter of 2019. The increase for the first nine months of 2020 primarily reflected higher allowance for credit losses and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and the first nine months of 2020 were non-cash equity-based compensation expenses of $1,084,000 and $2,986,000, respectively, as compared to $728,000 and $1,957,000 for the comparable periods of 2019. General and administrative expenses as a percentage of our total revenues were 14% and 15% for the third quarter and the first nine months of 2020, respectively, as compared to 15% and 14% for the comparable periods of 2019.

The number of general and administrative personnel was 32 at September 30, 2020, as compared to 33 at September 30, 2019.

Amortization of intangible assets

Our amortization charges was $0.6 million and $1.7 million for the third quarter and the first nine months of 2020, respectively, as compared to $0.8 million and $1.2 million for the comparable periods of 2019. The amortization charges for the third quarter and the first nine months of 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) a technology investment in Immervision. The amortization charges for the third quarter and the first nine months of 2019 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of RivieraWaves, (2) the acquisition of the Hillcrest Labs business, and (3) a technology investment in Immervision. For more information about our intangible assets, see Notes 7 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2020.

Financial Income, Net (in millions)

	Nine months 2020	Nine months 2019	Third Quarter 2020	Third Quarter 2019
Financial income, net	$2.69	$2.30	$1.02	$0.60
of which:
Interest income and gains and losses from marketable securities, net	$2.26	$2.78	$0.66	$0.88
Foreign exchange income (loss)	$0.43	$(0.48)	$0.36	$(0.28)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during both the third quarter and the first nine months of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.36 million and $0.43 million for the third quarter and the first nine months of 2020, respectively, as compared to foreign exchange loss of $0.28 million and $0.48 million for the comparable periods of 2019.

Provision for Income Taxes

Our income tax expenses was $1.8 million and $2.5 million for the third quarter and the first nine months of 2020, respectively, as compared to income tax benefit of $0.4 million and $0.1 million for the comparable periods of 2019. The increase for the third quarter and the first nine months of 2020 primarily reflected withholding tax expenses for which we will not be able to obtain a refund from certain tax authorities, and a tax benefit of $1.0 million recorded in the third quarter of 2019 due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had approximately $22.1 million in cash and cash equivalents, $41.1 million in short term bank deposits, $78.5 million in marketable securities, and $11.4 million in long term bank deposits, totaling $153.1 million, as compared to $150.0 million at December 31, 2019. The increase for the first nine months of 2020 principally reflected cash provided by operations, partially offset by funds used to repurchase 202,392 shares of common stock for an aggregate consideration of approximately $4.8 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $153.1 million, $134.2 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2020, we invested $62.3 million of cash in bank deposits and marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $57.7 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. We did not record any impairment charge for unrealized losses during the first nine months of 2020. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2020 was $8.3 million and consisted of net loss of $3.0 million, adjustments for non-cash items of $14.2 million, and changes in operating assets and liabilities of $2.9 million. Adjustments for non-cash items primarily consisted of $4.3 million of depreciation and amortization of intangible assets and $10.1 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $0.9 million, an increase in deferred taxes, net of $1.8 million (mainly due to an increase in withholding tax assets which can be utilized in future years) and a decrease in deferred revenues of $0.9 million, partially offset by a decrease in accrued interest on bank deposits of $0.8 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2020 was $7.3 million, compared to $9.3 million of net cash used in investing activities for the comparable period of 2019. We had a cash outflow of $41.9 million and a cash inflow of $28.3 million with respect to investments in marketable securities during the first nine months of 2020, as compared to a cash outflow of $18.7 million and a cash inflow of $26.4 million with respect to investments in marketable securities during the first nine months of 2019. For the first nine months of 2020, we had net proceeds of $9.0 million from bank deposits, as compared to net proceeds of $6.8 million from bank deposits for the comparable period of 2019. We had a cash outflow of $2.5 million and $2.7 million during the first nine months of 2020 and 2019, respectively, from purchase of property and equipment. For the first nine months of 2020 and 2019, we had a cash outflow of $0.2 million and $21.1 million, respectively, for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Financing Activities

Net cash used in financing activities for the first nine months of 2020 was $1.9 million, as compared to $2.4 million of net cash used in financing activities for the comparable period of 2019. The decrease is mainly due to higher proceeds received from the exercise of stock-based awards, as set forth below.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. We did not repurchase any shares of common stock during the third quarter of 2020 and 2019. During the first nine months of 2020, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. During the first nine months of 2019, we repurchased 194,316 shares of common stock pursuant to our share repurchase program, at an average purchase price of $25.01 per share, for an aggregate purchase price of $4.9 million. As of September 30, 2020, we had 497,608 shares available for repurchase.

During the first nine months of 2020, we received $2.9 million from the exercise of stock-based awards, as compared to $2.4 million received for the comparable period of 2019.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $356,000 and $426,000 for the third quarter and the first nine months of 2020, respectively, and a foreign exchange loss of $278,000 and $483,000 for the comparable periods of 2019.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and the first nine months of 2020, we recorded accumulated other comprehensive loss of $198,000 and $26,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and the first nine months of 2019, we recorded accumulated other comprehensive loss of $29,000 and accumulated other comprehensive gain of $86,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2020, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $23,000, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net gain of $352,000 and $514,000 for the third quarter and the first nine months of 2020, respectively, and a net gain of $117,000 and $304,000 for the comparable periods of 2019, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2020, we believe the losses associated with our investments are temporary and no impairment loss was recognized during the first nine months of 2020. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.66 million and $2.26 million for the third quarter and the first nine months of 2020, respectively, as compared to $0.88 million and $2.78 million for the comparable periods of 2019. The decrease in interest income, and gains and losses from marketable securities, net, during both the third quarter and the first nine months of 2020 principally reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2019 other than (1) changes to the Risk Factor below entitled: “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) changes to the Risk Factor below entitled “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (6) changes to the Risk Factor below entitled: “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (7) changes to the Risk Factor below entitled “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and (8) changes to the Risk Factor below entitled “The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.”

The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, and these measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. Furthermore, the outbreak has significantly increased economic and demand uncertainty and negatively impacted consumer confidence. Demand for consumer electronic products has softened due to social distancing and other restrictions. Therefore, we may face some near-term softness, mainly related to a shortfall in consumer spending and its negative impact on demand for consumer electronic products.

The spread of COVID-19 also has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce. We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

We cannot at this time quantify or forecast the full business impact of COVID-19. The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and to what extent normal economic and operating conditions can resume.

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
●

we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM (in the process of being acquired by NVidia), Synopsys and Cadence and the RISC-V open source;

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

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;
●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers; and
●	delays in ratification of standards for Bluetooth, Wi-Fi or NB-IoT that can affect the introduction of new products.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter.

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

We derive a significant amount of revenues from a limited number of customers. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2020 and three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2019, and collectively represented 73% and 74% of our total royalty revenues for the first nine months of 2020 and 2019, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 50% and 44% of our total revenues for the third quarter and the first nine months of 2020, respectively, as compared to 52% and 44% for the comparable periods of 2019. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

A significant portion of our revenues in general, and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM or semiconductor customers also may fail to introduce new handset devices that attract consumers, lose a significant design win for a new product introduction or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. As an example, Intel Corporation, one of our customers, lost a design win for Apple’s new 5G smartphone series, and thereafter announced the sale of its 5G smartphone modem business to Apple. The loss of the design win has had an adverse effect on our royalty revenues from this specific customer and may also have an adverse effect on our overall market share. Our royalty revenues will be negatively impacted if we fail to offset loss of royalty revenues from Apple’s new 5G smartphone series with royalty revenues from other emerging products incorporating our technologies. Since a significant portion of our revenues is derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 81% of our total revenues for the first nine months of 2020 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, the United Kingdom and United States (following our acquisition of the Hillcrest Labs business from InterDigital in July 2019). Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,746,000 in the first nine months of 2020. The amounts in 2020 are lower compared to recent years as some programs were not approved by the IIA this year. We’ll do our best efforts to win part of these amounts in coming years. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

Enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions. In December 2017, the United States enacted U.S. tax reform. The legislation implements many new U.S. domestic and international tax provisions. Some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impact of the new laws on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have a material adverse effect on our financial results.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $45.7 million and $38.6 million for the first nine months of 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which could negatively impact our operating results.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended September 30, 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101	The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 6, 2020	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 6, 2020	By:	/s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)