Form 10-K
period 2020-12-31
CEVA INC
filed 2021-03-01
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(240) 308-8328

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $601,549,102 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2020. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2021
Common Stock, $0.001 par value per share	22,805,841 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2021 (the “2021 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our licensing business is robust with a diverse customer base and a myriad of target markets;

●	Our belief that the licensing environment continues to be healthy with strong demand for our product portfolio and that we will expand our market reach into new areas;

●

Our belief that the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and sensing products during illustrate the industry demand for our diverse IP portfolio;

●	Our belief that we are an incumbent player in the largest space of the semiconductor industry - mobile handsets;

●

Our belief that our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

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

●

Our belief that our SensPro™ scalable DSP architecture enables us to address the transformation in sensor devices and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

●	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years;

●

Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 620 million units by 2022;

●	Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece for smart sensing;

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

●	Our expectations regarding competition;

●

Our expectation that a significant portion of our future revenues will continue to be generated by a limited number of customers and that international customers will continue to account for a significant portion of our revenues for the foreseeable future;

●	Our anticipation that our research and development expenses will continue to increase in 2021;

●	Our anticipation that cost of revenues will increase in 2021 as compared to 2020 in the amount of approximately $0.5 million, due to more cost of chip sales for our Hillcrest Labs related business;

●

Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

●	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis;

●	Our expectations regarding the impact of COVID-19 on our business, operations, customers and the economy; and

●

Our beliefs about future exchange rates, including our expectation that based on trends to date, in 2021 we will have additional exchange rate expenses as compared to 2020 in the event of the ongoing devaluation of the U.S. dollar compared to the Shekel and Euro.

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

Company Overview

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. We partner with semiconductor companies and OEMs worldwide to create power-efficient, intelligent and connected devices for a range of end markets, including mobile, consumer, automotive, robotics, industrial and IoT. Our ultra-low-power IPs include comprehensive platforms comprised of specialized DSPs coupled with an AI and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. We also offer high performance DSPs targeted for 5G RAN and Open RAN, Wi-Fi enterprise and residential access points, satellite communication and other multi-gigabit communications. Our portfolio also includes a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and inertial measurement unit (“IMU”) solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

CEVA is a sustainable and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

Our technologies are licensed to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) that they manufacture, market and sell into wireless, consumer, automotive and IoT companies. Our state-of-the-art technology has shipped in more than 12 billion chips to date for a wide range of diverse end markets. One in four handsets sold worldwide is powered by CEVA.

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

We have 404 employees worldwide, with research and development facilities in Israel, France, the United States, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Sweden, France, Israel and the United States.

Industry Background

DSP Cores

Digital signal processing is a key underlying technology in many of today's fastest growing electronics markets. Digital signal processors (DSPs) are specialized high-speed processors that are optimized for performing repetitive arithmetic calculations on an array of data. DSPs provide the foundation for a vast majority of today's electronic products that are smart and connected, enabling the sensing and wireless communications capabilities (e.g. 5G baseband and RAN processing, computer vision, deep neural network, sound processing and analytics).

Edge AI Hybrid Processors

Edge AI Hybrid processors are a new breed of processors targeted at cost- and power-sensitive intelligent devices that use interchangeable workloads of traditional DSP and AI inferencing algorithms to enable intelligent vision, conversational AI, sensor fusion and contextual awareness. The DSP is used to process conventional algorithms for imaging, vision, voice, sound, radar, among others, while the AI-related workloads such as classification, pattern matching, prediction and detection are handled by a combination of DSPs and AI accelerators. These edge AI hybrid processors perform all AI inferencing on the device, with no need for cloud-based processing. These processors aim to mimic the human brain, allowing them to perform cognitive tasks for a wide range of functions, including vision, sound, real-time translation, user behavior and malware detection. Edge AI processors will make their way into billions of devices in the coming years, including mobile, consumer, medical, industrial and automotive applications.

Short Range Wireless IPs

Wi-Fi and Bluetooth low energy and dual mode are key technologies for any company looking to address the Internet-of-Things (“IoT”). Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Yet, Wi-Fi and Bluetooth standards are constantly evolving, and the many new end applications are looking to benefit from these enhancements, which put further pressure on time to market on SoC vendors. The advent of IoT has resulted in significant demand for connectivity IPs that addresses this burgeoning market, among which are smart True Wireless Stereo earbuds, sport trackers, smart watches, smart speakers, and many other consumer and IoT devices. By licensing rather than developing these technologies in-house, companies can now get access to the latest standards and profiles from CEVA without undertaking the expensive research and development costs required to develop these technologies internally.

Cellular IoT IPs

Cellular IoT, and specifically Narrowband IoT (NB-IoT) and Cat-1, are becoming key technologies for any company wishing to connect low power IoT devices over long distances, using cellular networks. By its nature, cellular is a very complex technology, with most of the industry knowledge held within a few large companies. By providing a licensable NB-IoT solution and low power DSP cores, we help companies overcome the entry barriers to the cellular IoT market without undertaking the complex and expensive R&D to develop these technologies internally.

Sensor Fusion

MEMS-based inertial and environmental sensors are used in an increasing number of devices, including smartphones, laptops, robots, TWS earbuds, smartTVs, remote controls, AR and VR headsets, drones and many other consumer and industrial devices. The software required to process the sensor data and fuse the data from multiple sensors is complex and requires unique specialization. By licensing rather than developing this sensor processing software in-house, companies can focus their efforts developing the applications that utilize the processed sensor data to create differentiated, contextually aware devices.

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

CEVA’s Business

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

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs and specialized AI platforms and software incorporating all the necessary hardware and software for target applications. Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. As CEVA offers expertise developing complete solutions in a number of key growth markets, including, 5G cellular baseband, wireless wearables, robots, automotive and IoT. For these markets, we offer a comprehensive portfolio of connectivity and smart sensing, which include various types of specialized DSPs and platforms for 5G, computer vision, sound, AI, Wi-Fi, Bluetooth, NB-IoT solutions, sensor fusion and sound. We believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

●	develop and enhance our range of DSP cores and edge AI hybrid processors with additional features, performance and capabilities;

●	develop and expand our short range wireless IPs and customer base, providing the newest standards and the most complete offerings to streamline our customers’ deployments;

●

continue to develop new generation of high performance DSPs and AI accelerators to pursue opportunities and grow our footprint in the 5G handset, cellular IoT base station RAN market, automotive and headsets;

●	go up the ‘value chain’ by adding and charging for software for our voice our audio and IMU (Inertial Measurement Units) products

●	expand our presence in AI for edge SoC market by capitalizing on our AI accelerators and CDNN graph compiler software technologies;

●	continue to develop and enhance our range of complete and highly integrated platform solutions to deliver to our licensing partners a complete and verified system solution;

●	continue to prudently invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

●	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing CEVA-based solutions;

●

capitalize on our technology leadership in the development of advanced processor technologies, connectivity IPs and sensor fusion software to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal DSPs or incumbent DSP suppliers with CEVA-based solutions; and

●

capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of wireless connectivity and smart sensing platforms for semiconductor companies and OEMs serving the mobile, consumer, automotive, robotics, industrial and IoT markets. Our ultra-low-power IPs include comprehensive platforms comprised of application-specific DSPs and optimized AI accelerators for a holistic combination of classical DSP algorithm and data driven AI workloads in low power edge devices. We also offer comprehensive Bluetooth, WiFi and NB-IOT solutions to enable connectivity in wearables, smart home, medical and IoT devices. In addition, we offer a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls, and IoT. Our categories of products include the following:

1)	Wireless communications

●	CEVA-XC vector DSPs for 5G handsets, gNodeB, 5G AAU and RRU systems, V2X, enterprise and residence Wi-Fi access points

●	PentaG - 5G NR modem platform for UE and for non-handset 5G vertical markets like Fixed-Wireless-Access, Industry 4.0, robotics, AR/VR devices that requires ultra-low-latency systems

2)	AI and computer vision

●	SensPro2 imaging and computer vision platforms, including DSP processors and a comprehensive software portfolio

●	NeuPro platforms for AI applications, including DSP and integrated accelerators

●	CDNN: deep neural network graph compiler that enables AI developers to automatically compile, optimize and run pre-trained networks onto embedded devices

3)	Sound

●

CEVA-BX1, CEVA-BX2 and SenSpro2 DSPs, AI accelerators, algorithms and software for sound-enabled application, including Whispro speech recognition and ClearVox, a complete voice front-end software package for near and far-field voice-enabled devices

●	Deep neural network compiler and tools

4)	Sensor Fusion

●

MotionEngine, Sensor processing software, combining high accuracy 6-axis and 9-axis sensor fusion, dynamic sensor calibration, and many application specific features such as cursor control, gesture recognition, activity tracking, context awareness, and AR/VR stabilization

●

Sensor Hub DSPs, that serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and inertial measurement units (IMUs)

5)	Multipurpose DSP/controller

●	CEVA-BX high level programmable, modern processors for a broad range of signal processing and control workloads

6)	Wireless IoT

●	RivieraWaves’ Bluetooth 5 (up to 5.2) dual mode and low energy platforms

●	RivieraWaves’ Wi-Fi (4/5/6 up to 4x4) platforms

●	Dragonfly NB2 - complete end-to-end offering for narrowband IoT (NB-IoT)

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

Customers

We have licensed our signal processing cores, platforms, AI processors and connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Artosyn, ASR Micro, Atmosic, Autotalks, Beken, Bestechnic, Broadcom, Celeno, Ceragon, Cirrus Logic, Dialog Semiconductor, DSP Group, Espressif, FujiFilm, GCT Semi, iCatch, InPlay, Intel, iRobot, Itron, Leadcore, LG Electronics, Mediatek, Microchip, MorningCore, Nextchip, Nokia, Novatek, Nurlink, NXP, ON Semiconductor, Optek, Oticon, Panasonic, RDA, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, SiFive, Siflower, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Toshiba, Unisoc, Vatics, Yamaha and ZTE.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 79% of our total revenues for 2020, 81% of our total revenues for 2019 and 89% for 2018. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2020, we had 35 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2020, we had 31 employees in technical support. Our technical support services include:

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

Our research and development team, consisting of 304 engineers as of December 31, 2020, work in eight development centers located in Israel, France, the United States, Ireland and the United Kingdom. This team consists of engineers who possess significant experience in developing DSP cores and tools for 5G, computer vision, AI, connectivity products (Wi-Fi and Bluetooth), NB-IoT, and sensor processing and sensor fusion software. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts.

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

We face direct competition in the DSP and configurable core space mainly from Verisilicon, Cadence and Synopsys, which licenses DSP cores in addition to their respective semiconductor and EDA businesses. In AI processors, we face direct competition from EDA players in addition to a host of companies offering AI cores and accelerators such as ARM, (acquired by SoftBank), AImotive, Digital Media Professionals, (DMP), Imagination Technologies (acquired by Canyon Bridge). In the short-range wireless space, we face direct competition from Mindtree.

In recent years, we also have faced competition from companies that offer Central Processor Unit (CPU) intellectual property. These companies’ products are used for host functions in various applications, such as in mobile and home entertainment products. These applications typically also incorporate a programmable DSP or neural network accelerator that is responsible for communication and video/audio/voice-related tasks, neural network or in some cases connectivity capabilities. CPU companies, such as ARM, Cadence, and Synopsys have added DSP acceleration, CNN acceleration and /or connectivity solutions and make use of it to provide platform solutions in the areas of baseband, video, imaging, vision, AI, audio and connectivity.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2020, we hold 59 patents in the United States, five patents in Canada, 88 patents in the EME (Europe and Middle East) region and 10 patents in Asia Pacific (APAC) region, totaling 162 patents, with expiration dates between 2021 and 2038. In addition, as of December 31, 2020, we have two patent applications pending in the United States, two pending patent applications in Canada, six pending patent applications in the EME region and five pending patent applications in the APAC region, totaling 15 pending patent applications.

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

Human Capital Resources

The table below presents the number of employees of CEVA as of December 31, 2020 by function and geographic location.

Number
Total employees	404
Function
Research and development	304
Sales and marketing	35
Administration	34
Technical support	31
Location
Israel	253
France	48
Ireland	13
China	19
United States	38
United Kingdom	17
Elsewhere	16

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

In 2004, we finalized and adopted a new Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board or Directors and is available on our website at www.ceva-dsp.com. In 2020, we completed and published on our website our Sustainability Policy. We strive to be a responsible and respected global corporate citizen and a more sustainable company in the countries where we have operations and employees. Our policy addresses the topics of (1) data privacy and security; (2) our environmental policy; (3) resource conservation and recycling; and (4) our employees.

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

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, and these measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. Furthermore, the outbreak has significantly increased economic and demand uncertainty and negatively impacted consumer confidence. Any shortfall in consumer spending or demand for consumer electronic products, such as due to social distancing and other restrictions, may negatively affect our business and results of operations.

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

●	we compete in the short range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Cypress (now part of Infineon), Silicon Labs, NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, ARM and Verisilicon;
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

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;
●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers;
●	delays in ratification of standards for Bluetooth, Wi-Fi or NB-IoT that can affect the introduction of new products;
●	constraints on chip manufacturing capacity due to high demand or shutdowns of FABs and other manufacturing facilities; and
●	reductions in demand for consumer and digital devices due to lockdowns or overall financial difficulties resulting from the ongoing COVID-19 pandemic.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020 the worldwide COVID-19 pandemic created demand for digital connectivity and consumer devices, in parallel to economic slowdowns in different countries and at different times due to shelter-in-place orders and other government restrictions. Such events may continue into 2021 and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum, accounted for 14%, 15% and 15% of our total revenues for 2020, 2019 and 2018, respectively. Sales to Intel represented 15%, 19% and 19% of our total revenues for 2020, 2019 and 2018, respectively. With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 48%, 45% and 48% of our total revenues for 2020, 2019 and 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

A significant portion of our revenues in general, and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM or semiconductor customers also may fail to introduce new handset devices that attract consumers, lose a significant design opportunity for a new product introduction or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. As an example, Intel, one of our customers, did not have its products selected for inclusion in Apple’s new 5G smartphone series, and thereafter announced the sale of its 5G smartphone modem business to Apple. A customer’s loss of a design opportunity may have an adverse effect on our royalty revenues from such customer, which in turn will also have an adverse effect on our overall results of operations and market share. Our royalty revenues will be negatively impacted if we fail to offset any loss of royalty revenues from, for example, our customers’ products being incorporated Apple’s new 5G smartphone series with royalty revenues from other emerging products incorporating our technologies. Since a significant portion of our revenues is derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP towards licensing open signal processing IP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products, such as low cost smartphones in emerging markets, LTE-based smartphones, mobile broadband, small cell base stations and the increased use of advanced audio, voice, computational photography and embedded vision in mobile, automotive and consumer products, as well as in IoT and connectivity applications in general in which we participate. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

Approximately 79% of our total revenues for 2020, 81% for 2019 and 89% for 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

General trade tensions between the U.S. and China have been escalating since 2018, and are not fully resolved yet. Trade tensions between the U.S. and China have resulted in significant tariff increases, sanctions against specified entities, and the broadening of restrictions and license requirements for specified uses of products. The ongoing geopolitical and economic uncertainty between the U.S. and China, and the unknown impact of current and future U.S. and Chinese trade regulations, may cause disruptions in the semiconductor industry and its supply chain, decreased demand from customers for the ultimate products using our IP solutions, or other disruptions which may, directly or indirectly, materially harm our business, financial condition and results of operations. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, further changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $3,042,000, $5,843,000 and $3,510,000 in 2020, 2019 and 2018, respectively. The amounts in 2020 are lower compared to 2019 as some CEVA-requested programs were not approved by the IIA and as a result of a general change of fund allocations by the IIA. While we will endeavor to win part of these amounts in the coming years, we can provide no assurance that such efforts will be successful. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs through 2019, and the “Technological Preferred Enterprise” status of our facilities and programs since 2020. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2020) and could be required to refund tax benefits already received. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the EURO, which subjects us to the risks of foreign currency fluctuations. Based on trends to date, we expect that in 2021 we will have additional exchange rate expenses as compared to 2020 in the event of the ongoing devaluation of the U.S. dollar compared to the Shekel and Euro. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the CIR, which is generally refunded every three years.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $62.0 million, $52.8 million and $47.8 million for 2020, 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry.

We operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. The semiconductor industry has faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic and the related imposition of government restrictions on staffing and facility operations, supply chain shortages, and other disruptions. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges faced by the industry. Volatility or declines in the semiconductor industry could cause substantial fluctuations or declines in our revenues and results of operations.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Currently, our Israeli and Irish subsidiaries are taxed at rates lower than the U.S. tax rates. Our French entity tax rate is 28% and higher than current U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. For example, if we fail to achieve our near term financial guidance or longer term 2022 strategic goals announced at our analysts day in January 2019, or fail to show overall business growth and expansion, our stock price may significantly decline. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Rockville, Maryland and we have principal offices in Herzliya, Israel, Sophia Antipolis, France and Dublin, Ireland.

We lease buildings for our executive offices, and engineering, sales, marketing, administrative and support operations and design centers. The following table summarizes information with respect to the principal facilities leased by us as of December 31, 2020:

Location	Term (Years)	Expiration	Area (Sq. Feet)	Principal Activities
Rockville, MD, U.S.	7	2028	9,913	Headquarters; research and development; administration

Herzliya, Israel (1)	5	2025	53,971	Research and development; administration; sales and marketing

Mountain View, CA, U.S.	8	2023	3,769	Sales and marketing; administration

Dublin, Ireland	10	2026	1,755	Research and development; administration

Cork, Ireland	5	2021	2,780	Research and development

Belfast, UK (2)	15	2034	2,600	Research and development

Bristol, UK (3)	10	2029	2,554	Research and development

Sophia Antipolis, France	12	2024	7,535	Research and development; administration; sales and marketing

Shanghai, China	3	2021	3,438	Sales and marketing

Tokyo, Japan	3	2022	1,713	Sales and marketing

(1)	Break clause in the lease exercisable in 2023.
(2)	Break clause in the lease exercisable upon payment of one year rent.
(3)	Break clause in the lease exercisable in 2024.

ITEM 3.	LEGAL PROCEEDINGS

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

Gideon Wertheizer, age 64, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 37 years of experience in the semiconductor and Silicon Intellectual Property (SIP) industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP - Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 52, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 55, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

Michael Boukaya, age 46, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as VP and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining CEVA, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 20, 2021, there were approximately 560 holders of record, which we believe represents approximately 31,269 beneficial holders.

Equity Compensation Plan Information

Information as of December 31, 2020 regarding options, SARs, RSUs and PSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2021 Proxy Statement for the 2021 annual meeting of stockholders to be held on May 6, 2021 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2020.

2021 Annual Meeting of Stockholders

We anticipate that the 2021 annual meeting of our stockholders will be held on May 6, 2021.

Dividends

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

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
CEVA, Inc.	100.00	143.62	197.56	94.57	115.42	194.80
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2015, through December 31, 2020, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the S&P 500 Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2015), the NASDAQ Global Market (U.S.) Composite Index and the S&P 500 Index on December 31, 2015, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and the related notes, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020,” both appearing elsewhere in this annual report.

	2016	2017	2018	2019	2020
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Licensing and related revenue	$31,874	$42,899	$40,446	$47,890	$52,513
Royalties	40,779	44,608	37,431	39,262	47,813
Total revenues	72,653	87,507	77,877	87,152	100,326
Cost of revenues	6,086	6,953	7,951	10,106	10,749
Gross profit	66,567	80,554	69,926	77,046	89,577
Operating expenses:
Research and development, net	30,838	40,385	47,755	52,843	62,010
Sales and marketing	11,540	12,572	12,161	12,363	11,907
General and administrative	8,567	10,488	10,354	11,841	14,116
Amortization of intangible assets	1,236	1,236	901	1,923	2,307
Total operating expenses	52,181	64,681	71,171	78,970	90,340
Operating income (loss)	14,386	15,873	(1,245)	(1,924)	(763)
Financial income, net	2,039	3,026	3,418	3,291	3,284
Revaluation of investment in non-marketable equity securities	—	—	(870)	—	—
Income before taxes on income	16,425	18,899	1,303	1,367	2,521
Taxes on income	3,325	1,871	729	1,339	4,900
Net income (loss)	$13,100	$17,028	$574	$28	$(2,379)
Basic net income (loss) per share	$0.63	$0.78	$0.03	$0.00	$(0.11)
Diluted net income (loss) per share	$0.61	$0.75	$0.03	$0.00	$(0.11)

	2016	2017	2018	2019	2020
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$122,117	$136,281	$155,536	$152,174	$139,379
Total assets	242,495	276,812	277,263	297,021	306,952
Total long-term liabilities	8,349	9,347	9,632	19,486	17,883
Total stockholders’ equity	$211,551	$244,670	$245,879	$251,157	$260,889

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2019				2020
Revenues:
Licensing and related revenue	$11,011	$10,804	$11,269	$14,806	$14,495	$13,530	$12,420	$12,068
Royalties	5,958	7,596	12,202	13,506	9,120	10,076	12,540	16,077
Total revenues	16,969	18,400	23,471	28,312	23,615	23,606	24,960	28,145
Cost of revenues	2,023	2,493	2,767	2,823	2,751	3,005	2,503	2,490
Gross profit	14,946	15,907	20,704	25,489	20,864	20,601	22,457	25,655
Operating expenses:
Research and development, net	12,330	12,390	13,873	14,250	15,113	14,979	15,603	16,315
Sales and marketing	3,021	2,956	2,832	3,554	3,168	2,893	2,711	3,135
General and administrative	2,317	2,534	3,509	3,481	3,664	3,663	3,566	3,223
Amortization of intangible assets	210	210	757	746	582	575	575	575
Total operating expenses	17,878	18,090	20,971	22,031	22,527	22,110	22,455	23,248
Operating income (loss)	(2,932)	(2,183)	(267)	3,458	(1,663)	(1,509)	2	2,407
Financial income, net	800	896	603	992	831	838	1,020	595
Income (loss) before taxes on income	(2,132)	(1,287)	336	4,450	(832)	(671)	1,022	3,002
Taxes on income (tax benefit)	165	225	(439)	1,388	353	419	1,761	2,367
Net income (loss)	$(2,297)	$(1,512)	$775	$3,062	$(1,185)	$(1,090)	$(739)	$635

Basic net income (loss) per share	$(0.10)	$(0.07)	$0.04	$0.14	$(0.05)	$(0.05)	$(0.03)	$0.03
Diluted net income (loss) per share	$(0.10)	$(0.07)	$0.03	$0.14	$(0.05)	$(0.05)	$(0.03)	$0.03
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	21,917	21,936	21,953	21,920	21,994	22,017	22,163	22,249
Diluted	21,917	21,936	22,404	22,373	21,994	22,017	22,163	22,911

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, both appearing elsewhere in this annual report.

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. These IP products are licensed to customers who embed them into their system-on-chip (SoC) and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial and medical.

Our ultra-low-power IPs are enabled by our own DSPs and controllers and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones, sensor hubs and inertial measurement units (IMU). Our camera platforms incorporate DSP cores, coprocessors and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our sensor hub DSPs serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and inertial measurement units (IMUs). Our IMU technologies include processor agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow, as well as environmental sensors in devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular and Bluetooth and Wi-Fi technologies for wireless IoT.

CEVA is a sustainable and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

We believe that our licensing business is robust with a diverse customer base and a myriad of target markets. Our state-of-the-art technology has shipped in more than 12 billion chips to date for a wide range of end markets. Every second, more than forty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. Reflecting this trend, during 2020, we concluded fifty-five licensing deals, the majority of which were for these applications. We continue to experience strong demand for our products and expand our market reach into new areas. In the fourth quarter, we signed twenty-one licensing agreements, including a strategic agreement for our connectivity technologies with a tier 1 smartphone OEM. We also concluded agreements broadly across our connectivity and sensing products, illustrating the industry demand for our diverse IP portfolio.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is an incumbent player in the largest space of the semiconductor industry – mobile handsets. Our customers use our technologies for baseband and voice processing. Our key customers currently have a strong foothold in low-tier LTE smartphones and feature phones markets which continue to experience strong momentum.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (“ASP”). Looking ahead, we believe our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

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

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 620 million units by 2022. This new DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications. We signed our first customers in 2020 for this new processor family, which are targeting automotive applications.

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

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 150 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we experienced significant growth in royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products), up by 72% in 2020 to $22.3 million, generated from a record 750 million royalty-bearing devices. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

COVID-19

Throughout the COVID-19 outbreak, we have continued our operations while taking a number of precautionary health and safety measures to safeguard our employees at the same time as maintaining business continuity.  We have also provided training courses for working and managing from home, lectures and remote well-being activities to keep moral and motivation high, and communication meetings and business updates from time to time. We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines.

Despite the ongoing pandemic, we are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. We are further encouraged by recent indicators relating to our base station and IoT product category. During 2020, the world encountered new trends and different seasonality than what we have experienced in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus pose uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID-19 has had a negative impact. While the impact from COVID-19 on our financial results for the year ended December 31, 2020 was not material as set forth in the below section discussing the results of operations, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the year 2021. For example, as of the date of this filing, while we see positive activity in our licensing and pipeline of deals, customers in the semiconductor space from whom we collect royalties are experiencing more pressure on their operations due to, among other reasons, longer manufacturing lead times as a result of COVID-19 related disruptions.  We will continue to closely monitor the effects of the ongoing pandemic on our operations, employees and customers.

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

Effective as of January 1, 2018, we have followed the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized. See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2020 for further information regarding revenue recognition.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and other” (“ASC 350”). ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If an entity elects not to use this option, or if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the entity recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. For each of the three years for the period ended December 31, 2020, no impairment of goodwill has been identified.

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

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We regularly review our deferred tax assets for recoverability and record a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this judgment, we make predictions of the amounts and category of taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry-forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2019 and 2020 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 14 to our Consolidated Financial Statements for the year ended December 31, 2020 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current-period expense when incurred. Legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in 2021, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

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

We elect the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the grant date. We estimate the fair value of PSU based on market condition awards on the date of grant using the Monte Carlo simulation model.

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

Starting on January 1, 2020, as a result of the adoption of ASC 326, available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on our consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the twelve months ended December 31, 2020 was not material. We have not recorded any impairment charge for unrealized losses during the period presented. We determine realized gains or losses on sale of marketable securities using a specific identification method, and records such gains or losses as interest and other income (expense), net.

Prior to 2020, we recognized an impairment charge when a decline in the fair value of our investments in debt securities below the cost basis of such securities was considered to be other-than-temporary. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that were deemed other-than-temporarily impaired, the amount of impairment was recognized in the statement of income (loss) and was limited to the amount related to credit losses, while impairment related to other factors was recognized in other comprehensive income (loss).

During the years ended December 31, 2018, 2019 and 2020, no other-than temporary impairment were recorded related to our marketable securities.

Recently Adopted Accounting Pronouncement

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. We adopted ASU 2017-04 as of January 1, 2020. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income (loss) as percentages of our total revenues for the periods indicated:

	2018	2019	2020
Consolidated Statements of Income (Loss) Data:
Revenues:
Licensing and related revenue	51.9%	54.9%	52.3%
Royalties	48.1%	45.1%	47.7%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	10.2%	11.6%	10.7%
Gross profit	89.8%	88.4%	89.3%
Operating expenses:
Research and development, net	61.3%	60.6%	61.8%
Sales and marketing	15.6%	14.2%	11.9%
General and administrative	13.3%	13.6%	14.1%
Amortization of intangible assets	1.2%	2.2%	2.3%
Total operating expenses	91.4%	90.6%	90.1%
Operating loss	(1.6)%	(2.2)%	(0.8)%
Financial income, net	4.4%	3.8%	3.3%
Revaluation of investment in non-marketable equity securities	(1.1)%	—	—
Income before taxes on income	1.7%	1.6%	2.5%
Taxes on income	1.0%	1.5%	4.9%
Net income (loss)	0.7%	0.1%	(2.4)%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income (loss) for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2018	2019	2020
Total revenues (in millions)	$77.9	$87.2	$100.3
Change year-on-year	—	11.9%	15.1%

We derive a significant amount of revenues from a limited number of customers. Sales to Spreadtrum represented 14%, 15% and 15% of our total revenues for 2020, 2019 and 2018, respectively. Sales to Intel represented 15%, 19% and 19% of our total revenues for 2020, 2019 and 2018, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis.  With respect to our royalty revenues, four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2018	2019	2020

Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	84%	81%	78%
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	16%	19%	22%

We expect to continue to generate a significant portion of our revenues for 2020 from the above products and services.

Licensing and related revenue

	2018	2019	2020
Licensing and related revenue (in millions)	$40.4	$47.9	$52.5
Change year-on-year	—	18.4%	9.7%

Total 2020 licensing and related revenue reached a new all-time record high, due to diversification of technologies, markets, new and recurring customers and overall sales execution. The increase in licensing and related revenues from 2019 to 2020 principally reflected an increase in Bluetooth and base station licensing deals, partially offset by decreased revenues from licensing of handset baseband and vision products. The increase in licensing and related revenues from 2018 to 2019 principally reflected an increase in vision and handset baseband licensing deals, partially offset by decreased revenues from licensing of Bluetooth products.

For 2021, we look to continue to be at the forefront of the digital transformation and capitalize on our core technologies and customer diversity to grow our market share and maximize our return from growing industries, in particular 5G RAN, Wi-Fi, TWS earbuds and automotive. These industries present multi-year growth opportunities for our connectivity, sensing and AI technologies, and we believe we are well positioned to take advantage of such growth.

Our licensing business hit another record high number of license agreements signed, reaching 55 agreements signed, of which 17 were first-time customers. The licensing environment continues to be healthy with strong demand for our product portfolio.

Licensing and related revenue accounted for 52.3% of our total revenues for 2020, compared with 54.9% and 51.9% of our total revenues for 2019 and 2018, respectively.

Royalty Revenues

	2018	2019	2020
Royalty revenues (in millions)	$37.4	$39.3	$47.8
Change year-on-year	—	4.9%	21.8%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Our royalty revenues represent what our customers shipped during any quarter, or our best estimates for such shipments. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies represented approximately 26%, 26% and 25% of the worldwide baseband volume in 2020, 2019 and 2018, respectively, and accounted for approximately 53%, 67% and 77% of our total royalty revenues for 2020, 2019 and 2018, respectively.

Our 2020 royalty revenue reached to a new record high. The main growth driver was attributed to base station and IoT product categories, which increased 72% in revenue comparing a year ago, reaching a new high of $22.3 million. We also believe that this growth trend will continue into 2021, although we cannot assess its magnitude and timing.

Total shipments in 2020 increased 27% year-over-year to over 1.3 billion units, up from 1 billion in 2019. Total shipment volume in 2018 was 929 million. Annual shipments of base station & IoT customers reached a new record of 750 million units in 2020. 2019 non-handset baseband unit shipments were up 25% year-over-year to 469 million units.

The five largest royalty-paying customers accounted for 76% of our total royalty revenues for 2020, compared to 84% of our total royalty revenues for 2019 and 86% of our total royalty revenues for 2018.

Geographic Revenue Analysis

	2018		2019		2020

	(in millions, except percentages)
United States	$8.3	10.7%	$16.6	19.0%	$20.8	20.8%
Europe, Middle East (EME) (3)	$17.4	22.3%	$21.5	24.7%	$12.0	11.9%
Asia Pacific (APAC) (1) (2)	$52.2	67.0%	$49.0	56.3%	$67.5	67.3%

(1) China	$33.7	43.2%	$33.2	38.1%	$51.7	51.6%
(2) S. Korea	$8.0	10.3%	*)	*)	*)	*)
(3) Germany	$13.9	17.8%	$16.1	18.5%	*)	*)

*) Less than 10%

A majority of our revenues during the past three years have originated in the APAC region, with China representing the largest revenue share of countries in the APAC region. The increase in revenues in absolute dollars and percentage terms in APAC was due to strong licensing execution and higher royalties from our base station and IoT product lines. The decrease in revenues in absolute dollars and percentage in the APAC region from 2018 to 2019 was due to lower licensing revenues, partially offset by higher handset baseband royalties following a gradual recovery in the cellular industry, and strong contribution of non-handset baseband products, especially contribution from our new sensor fusion business.

The increase in revenues in absolute dollars and percentage terms in the United States from 2019 to 2020 reflected mainly higher royalties from one customer that moved its billing process from EME to the United States, which also explained the decrease in EME revenues in absolute dollars and percentage terms. The increase in revenues in absolute dollars and percentage terms in the United States from 2018 to 2019 reflected improved licensing and related revenues, reaching an all-time highs. The increase in revenues in absolute dollars and percentage in the EME region from 2018 to 2019 primarily reflected higher royalty revenues due to a share gain at a large U.S. handset OEM and customer shipment ramps in non-handset baseband products, offset by lower licensing revenues.

Cost of Revenues

	2018	2019	2020
Cost of revenues (in millions)	$8.0	$10.1	$10.7
Change year-on-year	—	27.1%	6.4%

Cost of revenues accounted for 10.7% of our total revenues for 2020, compared to 11.6% of our total revenues for 2019 and 10.2% of our total revenues for 2018. The absolute dollar increase in cost of revenues for 2020 as compared to 2019 principally reflected higher salaries and related costs (partially due to salary and related costs associated with the Hillcrest Labs employees being included in the results for the first half of 2020, which costs were not incurred for the first half of 2019), higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”), higher materials related to the Hillcrest Labs business and higher amortization cost related to acquired assets (Immervision technologies), partially offset by lower customization work for our licensees, lower third-party IP costs associated with the NB-IoT product line and lesser travel due to COVID-19. The absolute dollar increase in cost of revenues for 2019 as compared to 2018 principally reflected higher customization work for our licensees, and higher salaries and related costs.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the IIA, amortization of acquired assets and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2020, 2019 and 2018 were $639,000, $630,000 and $588,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018 and to a strategic technology investment in Immervision in the third quarter of 2019. Our amortization charges were $0.7 million, $0.4 million and $0.3 million for 2020, 2019 and 2018, respectively.

We anticipate that our cost of revenues will increase in 2021 as compared to 2020 in the amount of approximately $0.5 million, due to more cost of chip sales for our Hillcrest Labs related business.

Operating Expenses

	2018	2019	2020
	(in millions)
Research and development, net	$47.8	$52.8	$62.0
Sales and marketing	$12.2	$12.4	$11.9
General and administration	$10.3	$11.8	$14.1
Amortization of intangible assets	$0.9	$1.9	$2.3

Total operating expenses	$71.2	$78.9	$90.3
Change year-on-year	—	11.0%	14.4%

The increase in total operating expenses for 2020 as compared to 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received from the IIA, and (3) higher non-cash equity-based compensation expenses. The increase in total operating expenses for 2019 as compared to 2018 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and first time salary and related costs associated with the Hillcrest Labs employees, (2) higher professional services cost and a lease write-off related to the acquisition of the Hillcrest Labs business, (3) higher amortization of intangible assets associated with the acquisition of the Hillcrest Labs business and technology investment in Immervision during the third quarter of 2019, and (4) higher research and development project-related costs, partially offset by higher research grants received (mainly from the IIA).

Research and Development Expenses, Net

	2018	2019	2020
Research and development expenses, net (in millions)	$47.8	$52.8	$62.0
Change year-on-year	—	10.7%	17.3%

The net increase in research and development expenses for 2020 as compared to 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received, mainly from the IIA, and (3) higher non-cash equity-based compensation expenses, partially offset by higher Crédit Impôt Recherche (“CIR”) granted. The net increase in research and development expenses for 2019 as compared to 2018 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and first time salary and related costs associated with the Hillcrest Labs employees, and (2) higher project related expenses, partially offset by higher research grants received, mainly from the IIA. The average number of research and development personnel in 2020 was 298, compared to 273 in 2019 and 238 in 2018. The number of research and development personnel was 304 at December 31, 2020 as compared to 289 in 2019 and 254 in 2018.

We anticipate that our research and development expenses cost will continue to increase in 2021. The increase will be approximately $6 million, approximately half of which $3 million, is associated with the devaluation of the U.S. dollar compared to other currencies that we use, as well as additional disciplined investments in research and development projects.

Research and development expenses, net of related government grants and French research tax benefits applicable to CIR, were 61.8% of our total revenues for 2020, as compared with 60.6% for 2019 and 61.3% for 2018. We recorded research grants under funding programs of $2,844,000 in 2020, compared with $5,643,000 in 2019 and $3,352,000 in 2018. We recorded CIR benefits of $3,287,000, $2,312,000 and $2,065,000 for 2020, 2019 and 2018, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2020, 2019 and 2018 were $6,874,000, $5,857,000 and $5,141,000, respectively. Research and development expenses are net of related government research grants and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2018	2019	2020
Sales and marketing expenses (in millions)	$12.2	$12.4	$11.9
Change year-on-year	—	1.7%	(3.7)%

The decrease in sales and marketing expenses for 2020 as compared to 2019 principally reflected lesser travel and physical marketing activities and events (like trade shows), but more digital related activities at lesser costs, due to COVID-19, partially offset by higher non-cash equity-based compensation expenses. The slight increase in sales and marketing expenses for 2019 as compared to 2018 principally reflected higher commission expenses, offset by lower salary and employee related costs.

Sales and marketing expenses as a percentage of our total revenues were 11.9% for 2020, as compared with 14.2% for 2019 and 15.6% for 2018. The total number of sales and marketing personnel was 35 in 2020, as compared with 33 in 2019 and 32 in 2018. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2020, 2019 and 2018 were $2,038,000, $1,495,000 and $1,587,000, respectively.

General and Administrative Expenses

	2018	2019	2020
General and administrative expenses (in millions)	$10.3	$11.8	$14.1
Change year-on-year	—	14.4%	19.2%

The increase in general and administrative expenses for 2020 as compared to 2019 principally reflected higher allowance for credit losses and higher non-cash equity-based compensation expenses. The increase in general and administrative expenses for 2019 as compared to 2018 principally reflected higher professional services cost and a lease write-off related to the acquisition of the Hillcrest Labs business, as well as higher salaries and employee related costs.

General and administrative expenses as a percentage of our total revenues were 14.1% for 2020, as compared with 13.6% for 2019 and 13.3% for 2018. The total number of general and administrative personnel was 34 in 2020, as compared with 32 in 2019 and 32 in 2018. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2020, 2019 and 2018 were $4,085,000, $2,736,000 and $3,051,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $2.3 million, $1.9 million and $0.9 million for 2020, 2019 and 2018 respectively. The charges in 2018 were incurred in connection with the amortization of intangible assets associated with the acquisition of RivieraWaves. The amortization charges in 2019 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of RivieraWaves in July 2014, which was fully amortized in 2019 (2) the acquisition of the Hillcrest Labs business in July 2019, and (3) a technology investment in Immervision in August 2019. The amortization charges in 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) a technology investment in Immervision. As of December 31, 2020, the net amount of intangible assets associated with the acquisitions was $9.7 million.

Financial Income, net

	2018	2019	2020
	(in millions)
Financial income, net	$3.42	$3.29	$3.28
of which:
Interest income and gains and losses from marketable securities, net	$3.66	$3.64	$2.84
Foreign exchange gain (loss)	$(0.24)	$(0.35)	$0.44

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, for 2020 as compared to 2019 reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields. The slight decrease in interest income and gains and losses from marketable securities, net, for 2019 as compared to 2018 reflected lower combined cash, bank deposits and marketable securities balances held, offset with higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of 0.44 million, a foreign exchange loss of $0.35 million and a foreign exchange loss of $0.24 million for 2020, 2019 and 2018, respectively.

Revaluation of investment in other company

We recorded a loss of $870 in 2018 related to revaluation of our investment in non-marketable equity securities, in which we hold in cost. During the years ended December 31, 2020 and 2019, no impairment loss was identified.

Provision for Income Taxes

During the years 2020, 2019 and 2018, we recorded tax expenses of $4.9 million, $1.3 million and $0.7 million, respectively. The increase in provision for income taxes in 2020 as compared to 2019 principally reflected withholding tax expenses for which we will not be able to obtain a refund from certain tax authorities, and a tax benefit of $1.0 million recorded in the third quarter of 2019 due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction. The provision for income taxes in 2019 reflects an increase in income earned in certain foreign jurisdictions, as well as higher withholding tax expenses which we were unable to obtain a refund from certain tax authorities and changes in deferred tax assets due to a change in the estimation for taxable income for future years, partially offset by a tax benefit of $1.0 million due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Starting in 2020 and continuing into 2021, our French subsidiary was in a profit position and local French tax rate of 28% was applied, that is significantly higher than the Company’s overall blended tax rate.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

In 2017, the French government passed a series of tax reforms allowing for a phased reduction in the corporate tax rate. In accordance with the tax reforms, our French subsidiary qualified in 2018 for a corporate tax rate of 28% for taxable profit up to €500,000 (approximately $559,930) and the standard rate of 33.33% for taxable profit above €500,000 (approximately $559,930). In 2019, the standard corporate income tax rate is reduced to 31%, with the first €500,000 (approximately $559,930) of taxable profit still being subject to the reduced 28% rate. In 2020, a corporate income tax rate of 28% is became the new standard rate for all taxable profits. In 2021, the corporate income tax rate will be reduced to 26.5%. In 2022, the standard corporate income tax rate will be further reduced to 25%.

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

For more information about our provision for income taxes, see Note 14 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had approximately $21.1 million in cash and cash equivalents, $20.2 million in short term bank deposits, $88.8 million in marketable securities, and $29.5 million in long term bank deposits, totaling $159.6 million, as compared to $150.0 million at December 31, 2019. The increase in 2020 as compared to 2019 principally reflected cash provided by operations, partially offset by funds used to repurchase 202,392 shares of common stock for an aggregate consideration of approximately $4.8 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $159.6 million at year end 2020, $134.8 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During 2020, we invested $99.9 million of cash in bank deposits and marketable securities with maturities up to 56 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $87.6 million. During 2019, we invested $66.5 million of cash in bank deposits and marketable securities with maturities up to 53 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $85.9 million. During 2018, we invested $41.3 million of cash in bank deposits and marketable securities with maturities up to 51 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $56.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income (loss). We did not recognize any credit losses in 2020 and any other-than-temporarily-impaired charges on marketable securities in 2019 and 2018. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2020.

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

Operating Activities

Cash provided by operating activities in 2020 was $15.2 million and consisted of a net loss of $2.4 million, adjustments for non-cash items of $19.3 million, and changes in operating assets and liabilities of $1.7 million. Adjustments for non-cash items primarily consisted of $5.8 million of depreciation and amortization of intangible assets, and $13.6 million of equity-based compensation expenses. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $2.9 million, an increase in prepaid expenses and other assets of $0.6 million, and a decrease in deferred revenues of $1.2 million, partially offset by a decrease in accrued interest on bank deposits of $1.2 million, and an increase in accrued payroll and related benefits of $1.8 million.

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

Cash provided by operating activities in 2018 was $8.6 million and consisted of net income of $0.6 million, adjustments for non-cash items of $16.4 million, and changes in operating assets and liabilities of $8.4 million. Adjustments for non-cash items primarily consisted of $4.2 million of depreciation and amortization of intangible assets, $10.4 million of equity-based compensation expenses, $0.8 million of amortization of premiums on available-for-sale marketable securities and $0.9 million of revaluation of investment in non-marketable equity securities in which we hold at cost. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.5 million, an increase in prepaid expenses and other assets of $3.9 million (mainly as a result of an increase in French research tax credits which is generally refunded every three years), an increase in accrued interest on bank deposits of $0.6 million, an increase in deferred tax, net, of $2.2 million, a decrease in deferred revenues of $0.8 million, a decrease in accrued expenses and other payables of $0.5 million, and a decrease in accrued payroll and related benefits of $0.5 million.

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

Investing Activities

Net cash used in investing activities in 2020 was $15.4 million, as compared to net cash used in investing activities of $2.4 million in 2019 and net cash provided by investing activities of $9.8 million in 2018. We had a cash outflow of $56.0 million with respect to investments in marketable securities and a cash inflow of $32.2 million with respect to maturity, and sale, of marketable securities during 2020. Included in the cash inflow during 2020 was net proceeds of $11.5 million from bank deposits. We had a cash outflow of $27.2 million with respect to investments in marketable securities and a cash inflow of $40.5 million with respect to maturity, and sale, of marketable securities during 2019. Included in the cash inflow during 2019 was net proceeds of $6.1 million from bank deposits. We had a cash outflow of $19.7 million with respect to investments in marketable securities and a cash inflow of $23.5 million with respect to maturity, and sale, of marketable securities during 2018. Included in the cash inflow during 2018 was net proceeds of $11.3 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.9 million in 2020, $3.5 million in 2019 and $3.3 million in 2018. We had a cash outflow of $0.3 million and $2.0 million in 2019 and 2018, respectively, from the purchase of a license of NB-IoT technologies. We had a cash outflow of $0.2 million and $18.1 million in 2020 and 2019, respectively, for the acquisition of the Hillcrest Labs business and the technology investment in Immervision.

Financing Activities

Net cash used in financing activities in 2020 was $1.9 million, as compared to net cash used in financing activities of $6.7 million in 2019 and net cash used in financing activities of $17.8 million in 2018.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. In 2020, we repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4.8 million. In 2019, we repurchased 355,180 shares of common stock at an average purchase price of $25.66 per share for an aggregate purchase price of $9.1 million. In 2018, we repurchased 655,876 shares of common stock at an average purchase price of $30.51 per share for an aggregate purchase price of $20.0 million. As of December 31, 2020, we had 497,608 shares available for repurchase.

In 2020, 2019 and 2018, we received $2.9 million, $2.4 million and $2.2 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2020:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	1,338	486	844	8	—
Purchase Obligations – design tools	6,439	4,273	2,166	—	—
Other purchase Obligations	2,067	1,976	91	—	—
Total	9,844	6,735	3,101	8	—

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

At December 31, 2020, our income tax payable, net of withholding tax credits, included $1,558,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2020, the amount of accrued severance pay was $11,226,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $690,000 is unfunded.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. This has resulted in a foreign exchange gain of $0.44 million, a foreign exchange loss of $0.35 million and a foreign exchange loss of $0.24 million for 2020, 2019 and 2018, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2020, 2019 and 2018 , we recorded accumulated other comprehensive loss of $49,000, accumulated other comprehensive gain of $117,000 and accumulated other comprehensive loss of $68,000 , respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2020, we had no unrealized gain (loss) from our forward and option contracts. We recognized a net gain of 0.69 million, a net gain of 0.31 million and a net loss of $0.35 million for 2020, 2019 and 2018, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of December 31, 2020, we believe the losses associated with our investments are temporary and no credit loss was recognized in 2020. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.84 million in 2020, $3.64 million in 2019 and $3.66 million in 2018. The decrease in interest income and gains and losses from marketable securities, net, for 2020 as compared to 2019 reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the technology investment in Immervision during the third quarter of 2019) and lower yields. The slight decrease in interest income and gains and losses from marketable securities, net, for 2019 as compared to 2018 reflected lower combined cash, bank deposits and marketable securities balances held, offset with higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2020.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2021 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2021 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2020 and 2019.

●	Consolidated Statements of Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.

●	Notes to the Consolidated Financial Statements.

●	2. Financial Statement Schedules:

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

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)

3.3(3)	Amended and Restated Bylaws of the Registrant

3.4(4)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.5(5)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(6)	Specimen of Common Stock Certificate

4.2(5)	Description of Securities

10.1†(7)	CEVA, Inc. 2000 Stock Incentive Plan

10.2† (7)	CEVA, Inc. 2002 Stock Incentive Plan

10.3†(14)	CEVA, Inc. 2003 Director Stock Option Plan

10.4†(7)	Parthus 2000 Share Option Plan

10.5†(21)	CEVA, Inc. Amended and Restated 2002 Employee Stock Purchase Plan

10.6(1)	Form of Indemnification Agreement

10.7†(8)	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.8†(22)	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002

10.9†(8)	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002

10.10†(9)	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005

10.11†(22)	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005.

10.12†(23)	Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.

10.13†(22)	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.

10.14†(10)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.15†(10)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan

10.16†(10)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.17†(10)	Form of Israeli Stock Option Agreement under the CEVA, Inc. 2000 Stock Incentive Plan

10.18†(10)	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan

10.19†(11)	Form of Nonstatutory Stock Option Agreement for Directors under the CEVA, Inc. 2000 Stock Incentive Plan

10.20†(11)	Yaniv Arieli’s Amended and Restated Nonstatutory Stock Option Agreement under the CEVA, Inc. 2002 Stock Incentive Plan, dated as of August 3, 2007

10.21†(12)	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002

10.22†(13)	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003

10.23†(21)	CEVA, Inc. Amended and Restated 2011 Stock Incentive Plan

10.24†(15)	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.25†(15)	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan

10.26†(15)	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.27†(15)	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan

10.28†(15)	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.29†(15)	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan

10.30†(15)	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan

10.31†(16)	2019 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2019 (portions of this exhibit is redacted).

10.32†(17)	2019 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2019 (portions of the description of the 2019 Executive Bonus Plan are redacted).

10.33†(19)	2020 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2020 (portions of this exhibit is redacted).

10.34†(19)	2020 Executive Bonus Plan for Gideon Wertheizer and Yaniv Arieli, effective as of January 1, 2020 (portions of the description of the 2020 Executive Bonus Plan are redacted).

10.35†(22)	2021 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2021 (portions of this exhibit is redacted).

10.36†(19)	Form of Short-Term Executive PSUs for Israeli Executive Officers (portions of this exhibit is redacted).

10.37†(19)	Form of Short-Term Executive PSUs for U.S.-based Executive Officers (portions of this exhibit is redacted).

10.38†(19)	Form of Long-Term Executive PSUs for Israeli Executive Officers.

10.39†(19)	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.

10.40†(20)	2019 PSU Award for Gideon Wertheizer

21.1*	List of Subsidiaries

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

24.1*	Power of Attorney (See signature page of this Annual Report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to CEVA’s registration statement on Form 10, as amended, initially filed with the Commission on June 3, 2002 (registration number 000-49842), and incorporated herein by reference.
(2)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on December 8, 2003, and incorporated hereby by reference.
(3)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Commission on October 31, 2019, and incorporated hereby by reference.
(4)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on July 22, 2005, and incorporated hereby by reference.
(5)	Filed as an exhibit to CEVA’s 2019 Annual Report on Form 10-K, filed with the Commission on February 28, 2020, and incorporated hereby by reference.
(6)

Filed as an exhibit to CEVA’s registration statement on Form S-1, as amended, initially filed with the Commission on July 30, 2002 (registration number 333-97353), and incorporated herein by reference.

(7)	Filed as an exhibit to CEVA’s 2007 Annual Report on Form 10-K, filed with the Commission on March 14, 2008, and incorporated hereby by reference.
(8)	Filed as an exhibit to CEVA’s 2002 Annual Report on Form 10-K, filed with the Commission on March 28, 2003, and incorporated hereby by reference.
(9)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2005, and incorporated hereby by reference.
(10)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006, and incorporated hereby by reference.
(11)Filed	as an exhibit of the same number to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2007, and incorporated hereby by reference.
(12)Filed	as Exhibit 10.27 to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007, and incorporated hereby by reference.
(13)	Filed as Exhibit 99.1 to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated hereby by reference.
(14)Filed	as Exhibit 10.8 to CEVA’s Annual Report on Form 10-K filed with the Commission on March 15, 2012, and incorporated hereby by reference.
(15)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 11, 2016, and incorporated hereby by reference.
(16)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2018, and incorporated hereby by reference.
(17)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2019, and incorporated hereby by reference.
(18)	Filed as an exhibit to CEVA’s Annual Report on Form 10-K filed with the Commission on March 1, 2018, and incorporated hereby by reference.
(19)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2020, and incorporated hereby by reference.
(20)	Filed as an exhibit to CEVA’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2019, and incorporated hereby by reference.
(21)	Filed as an exhibit to CEVA’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2020, and incorporated hereby by reference.
(22)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on February 18, 2021, and incorporated hereby by reference.
(23)	Filed as an exhibit to CEVA’s Report on Form 8-K, filed with the Commission on April 9, 2019, and incorporated hereby by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

CEVA, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company generates a significant portion of its revenues form licensing intellectual properties and related services. Most of the Company's contracts with customers contain multiple goods or services which are accounted for as separate performance obligation, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of intellectual properties licenses are typically estimated using the residual approach. Standalone selling prices of related services are typically estimated based on observable transactions when those services are sold on a standalone basis.

Auditing the identification of performance obligations in intellectual properties license contracts may require certain judgments as it relates to the evaluation of the contractual terms of the arrangement. For example, there may be nonstandard terms and conditions that require judgment to determine the distinct performance obligations. Auditing the allocation of the transaction price to performance obligations requires significant judgment in determining the use of the residual approach to estimate the standalone selling prices of intellectual properties licensing is appropriate.

CEVA, INC.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated design and tested the operating effectiveness of internal controls related to the identification of distinct performance obligations, the determination of the standalone selling prices, including the Company’s assessment of the appropriateness of the residual approach method.

Among the substantive procedures we performed to test the identification and determination of distinct performance obligations, for a sample of contracts, we read the executed contract to understand and evaluated management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

To test management’s determination of standalone selling price for each performance obligation, we performed procedures to evaluate the methodology applied, tested the accuracy of the underlying data and calculations and the application of that methodology to the sample of contracts. Our testing of the application of the residual method to estimate standalone selling prices of intellectual properties license included analysis of the variability of actual intellectual properties license pricing during the year.

We also tested the mathematical accuracy of management’s calculations of revenue in the consolidated financial statements. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company's auditor since 1999.

Tel-Aviv, Israel

March 1, 2021

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CEVA, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CEVA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

CEVA, INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel Aviv, Israel
March 1, 2021

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,803	$21,143
Short-term bank deposits	56,915	20,233
Marketable securities	64,867	88,754
Trade receivables (net of allowance for credit losses of $327 and $300 at December 31, 2019 and December 31, 2020, respectively)	28,307	31,224
Prepaid expenses and other current assets	5,660	6,205
Total current assets	178,552	167,559
Long-term assets:
Bank deposits	5,368	29,529
Severance pay fund	9,881	10,535
Deferred tax assets, net	10,605	10,826
Property and equipment, net	7,879	7,586
Operating lease right-of-use assets	11,066	9,052
Goodwill	51,070	51,070
Intangible assets, net	13,424	10,836
Investments in non-marketable equity securities	936	936
Other long-term assets	8,240	9,023
Total long-term assets	118,469	139,393
Total assets	$297,021	$306,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$701	$894
Deferred revenues	3,642	2,434
Accrued expenses and other payables	3,748	3,843
Accrued payroll and related benefits	15,894	18,040
Operating lease liabilities	2,393	2,969
Total current liabilities	26,378	28,180
Long-term liabilities:
Accrued severance pay	10,551	11,226
Operating lease liabilities	8,273	5,772
Other accrued liabilities	662	885
Total long-term liabilities	19,486	17,883

Stockholders’ equity :
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at December 31, 2019 and 2020; 21,839,369 and 22,260,917 shares outstanding at December 31, 2019 and 2020, respectively	22	22
Additional paid in-capital	228,005	233,172
Treasury stock at cost (1,755,791 and 1,334,243 shares of common stock at December 31, 2019 and 2020, respectively)	(39,390)	(30,133)
Accumulated other comprehensive income	94	478
Retained earnings	62,426	57,350
Total stockholders’ equity	251,157	260,889
Total liabilities and stockholders’ equity	$297,021	$306,952

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2019	2020
Revenues:
Licensing and related revenue	$40,446	$47,890	$52,513
Royalties	37,431	39,262	47,813
Total revenues	77,877	87,152	100,326
Cost of revenues	7,951	10,106	10,749
Gross profit	69,926	77,046	89,577
Operating expenses:
Research and development, net *)	47,755	52,843	62,010
Sales and marketing *)	12,161	12,363	11,907
General and administrative *)	10,354	11,841	14,116
Amortization of intangible assets	901	1,923	2,307
Total operating expenses	71,171	78,970	90,340
Operating loss	(1,245)	(1,924)	(763)
Financial income, net	3,418	3,291	3,284
Revaluation of investment in non-marketable equity securities	(870)	—	—
Income before taxes on income	1,303	1,367	2,521
Taxes on income	729	1,339	4,900
Net income (loss)	$574	$28	$(2,379)

Basic net income (loss) per share	$0.03	$0.00	$(0.11)
Diluted net income (loss) per share	$0.03	$0.00	$(0.11)
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,034	21,932	22,107
Diluted	22,503	22,323	22,107

*) Not including amortization of technology shown separately.

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Year Ended December 31,
	2018	2019	2020

Net income (loss):	$574	$28	$(2,379)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(612)	1,245	548
Reclassification adjustments included in net income (loss)	67	28	6
Net change	(545)	1,273	554
Cash flow hedges:
Changes in unrealized gains (losses)	(431)	440	632
Reclassification adjustments included in net income (loss)	354	(307)	(688)
Net change	(77)	133	(56)
Other comprehensive income (loss) before tax	(622)	1,406	498
Income tax expense (benefit) related to components of other comprehensive income (loss)	(94)	198	114
Other comprehensive income (loss), net of taxes	(528)	1,208	384
Comprehensive income (loss)	$46	$1,236	$(1,995)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock				Accumulated
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2018	22,064,007	$22	$217,417	$(26,056)	$(586)	$53,873	$244,670
Net income	—	—	—	—	—	574	574
Other comprehensive loss	—	—	—	—	(528)	—	(528)
Equity-based compensation	—	—	10,367	—	—	—	10,367
Purchase of treasury stock	(655,876)	—	—	(20,008)	—	—	(20,008)
Issuance of treasury stock upon exercise of stock-based awards	379,729	—	(4,534)	6,932	—	(149)	2,249
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	8,555	8,555
Balance as of December 31, 2018	21,787,860	$22	$223,250	$(39,132)	$(1,114)	$62,853	$245,879
Net income	—	—	—	—	—	28	28
Other comprehensive income	—	—	—	—	1,208	—	1,208
Equity-based compensation	—	—	10,718	—	—	—	10,718
Purchase of treasury stock	(355,180)	—	—	(9,113)	—	—	(9,113)
Issuance of treasury stock upon exercise of stock-based awards	406,689	—	(5,963)	8,855	—	(455)	2,437
Balance as of December 31, 2019	21,839,369	$22	$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—	—	—	—	(2,379)	(2,379)
Other comprehensive income	—	—	—	—	384	—	384
Equity-based compensation	—	—	13,636	—	—	—	13,636
Purchase of treasury stock	(202,392)	—	—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	623,940	—	(8,469)	14,037	—	(2,697)	2,871
Balance as of December 31, 2020	22,260,917	$22	$233,172	$(30,133)	$478 (*)	$57,350	$260,889

(*) Accumulated unrealized gain from available-for-sale securities, net of taxes of $126

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$574	$28	$(2,379)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,915	3,104	3,233
Amortization of intangible assets	1,242	2,165	2,588
Equity-based compensation	10,367	10,718	13,636
Realized loss, net on sale of available-for-sale marketable securities	67	28	6
Amortization of premiums on available-for-sale marketable securities	773	554	444
Unrealized foreign exchange (gain) loss, net	155	249	(591)
Revaluation of investment in non-marketable equity securities	870	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(463)	(2,151)	(2,917)
Prepaid expenses and other assets	(3,855)	(4,170)	(559)
Operating lease right-of-use assets	—	(1,281)	2,014
Accrued interest on bank deposits	(557)	(161)	1,186
Deferred taxes, net	(2,187)	(3,594)	(335)
Trade payables	226	53	186
Deferred revenues	(806)	85	(1,208)
Accrued expenses and other payables	(493)	(131)	133
Accrued payroll and related benefits	(527)	3,056	1,803
Operating lease liability	—	1,166	(2,183)
Income taxes payable	96	(53)	143
Accrued severance pay, net	215	9	(37)
Net cash provided by operating activities	8,612	9,674	15,163
Cash flows from investing activities:
Acquisition of business combination	—	(11,000)	—
Purchase of property and equipment	(3,319)	(3,461)	(2,935)
Purchase of intangible assets	(1,960)	(7,364)	—
Investment in bank deposits	(21,596)	(39,346)	(43,893)
Proceeds from bank deposits	32,892	45,435	55,393
Investment in available-for-sale marketable securities	(19,666)	(27,184)	(56,011)
Proceeds from maturity of available-for-sale marketable securities	10,122	3,888	21,956
Proceeds from sale of available-for-sale marketable securities	13,354	36,589	10,272
Net cash provided by (used in) investing activities	9,827	(2,443)	(15,218)
Cash flows from financing activities:
Purchase of treasury stock	(20,008)	(9,113)	(4,780)
Payment of contingent consideration liability	—	—	(204)
Proceeds from exercise of stock-based awards	2,249	2,437	2,871
Net cash used in financing activities	(17,759)	(6,676)	(2,113)
Effect of exchange rate changes on cash and cash equivalents	(159)	(12)	508
Increase (decrease) in cash and cash equivalents	521	543	(1,660)
Cash and cash equivalents at the beginning of the year	21,739	22,260	22,803
Cash and cash equivalents at the end of the year	$22,260	$22,803	$21,143

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2018	2019	2020
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$4,294	$5,063	$4,727
Non-cash transactions:
Cumulative effect of adoption of new accounting standard	$8,555	$—	$—
Property and equipment purchases incurred but unpaid at period end	$14	$21	$5
Intangible assets purchased but unpaid at period end	$750	$—	$—
Right-of-use assets obtained in the exchange for operating lease liabilities	$—	$2,493	$6,787

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

CEVA licenses a family of signal processing IPs in two types of categories: wireless connectivity and smart sensing. These products include comprehensive platforms comprised of specialized DSPs coupled with an AI and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. CEVA also offers high performance DSPs targeted for 5G RAN and Open RAN, Wi-Fi enterprise and residential access points, satellite communication and other multi-gigabit communications. Our portfolio also includes a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and inertial measurement unit (“IMU”) solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, the Company offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

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

CEVA is a sustainable and environmentally conscious company, adhering its Code of Business Conduct and Ethics. As such, it emphasizes and focuses on environmental preservation, recycling, the welfare of our employees and privacy – which it promotes on a corporate level. CEVA, is committed to social responsibility, values of preservation and consciousness towards these purposes.

Acquisitions:

In July 2019, the Company acquired the Hillcrest Labs business from InterDigital, Inc. (“InterDigital”). Hillcrest Labs is a leading global supplier of software and components for sensor processing in consumer and IoT devices. Under the terms of the agreement, the Company agreed to pay an aggregate of $11,204 to purchase the Hillcrest Labs business, as well as non-exclusive rights to certain Hillcrest Labs’ patents retained by InterDigital, with $10,000 paid at closing, $204 of which is a contingent consideration that was fully paid during the first quarter of 2020, and the remainder of $1,000 held in escrow to satisfy indemnification claims, if any.

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

The results of Hillcrest Labs’ operations have been included in the consolidated financial statements since July 19, 2019. Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company's consolidated statement of income (loss).

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

The intangible assets are amortized based on the pattern upon which the economic benefits of the intangible assets are to be utilized.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The Company adopted ASU 2017-04 as of January 1, 2020. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the period ended December 31, 2020. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of income (loss) as financial income or expenses, as appropriate, which is included in “financial income, net.” The foreign exchange losses arose principally on the EURO and the NIS monetary balance sheet items as a result of the currency fluctuations of the EURO and the NIS against the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.16%, 2.64% and 2.53% during 2018, 2019 and 2020, respectively.

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

Starting on January 1, 2020, as a result of the adoption of ASC 326, available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on the Company’s consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the twelve months ended December 31, 2020 was not material.

Prior to 2020, the Company recognized an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities was considered to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that were deemed other-than-temporarily impaired (“OTTI”), the amount of impairment was recognized in the statement of income (loss) and was limited to the amount related to credit losses, while impairment related to other factors was recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2018, and 2019.

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.57%, 2.94% and 1.32% during 2018, 2019 and 2020, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Trade receivables and allowances:

Trade receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s consolidated statements of income (loss).

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%
Computers, software and equipment	10	-	33
Office furniture and equipment	7	-	33
Leasehold improvements	10	-	20
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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2018, 2019 and 2020.

Leases:

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, the Company’s assessment on whether a contract was or contained a lease, and initial direct costs for any leases that existed prior to January 1, 2019.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $9,785 and operating lease liabilities of $9,498. The ROU assets include adjustments for prepayments in the amount of $287. The adoption did not impact the Company’s beginning retained earnings, or its prior year consolidated statements of income (loss) and statements of cash flows.

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

The Company operates in one operating segment and this segment comprises only one reporting unit.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which the adopted as of January 1, 2020. Prior to the adoption of ASU 2017-04, if the Company elects not to use the qualitative analysis the two-step impairment test is performed. For each of the three years in the period ended December 31, 2020, no impairment of goodwill has been recorded.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Intangible assets, net:

Acquired intangible assets with definite lives are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives over periods ranging from half a year to seven and a half years.

Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2018, 2019 and 2020.

Investments in non-marketable equity securities:

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

During the years ended December 31, 2020 and 2019, no impairment loss was identified. During the year ended December 31, 2018, the Company recorded a loss of $870 related to revaluation of its investment in a private company based on observable price changes.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, training and sale of development systems and chips, which are included in licensing and related revenue in the accompanying consolidated statements of income (loss).

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

Revenues from contracts that involve significant customization of the Company’s IP to customer-specific specifications are performance obligations the Company generally accounts for as performance obligations satisfied over time. The Company’s performance obligation does not create an asset with alternative use, and the Company has an enforceable right to payment. The Company recognizes revenue on such contracts using cost based input methods, which recognize revenue and gross profit as work is performed based on a ratio between actual costs incurred compared to the total estimated costs for the contract. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

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

In addition to license fees, contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company considers the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, it recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically twelve months.

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

Income taxes:

The Company recognizes income taxes under the liability method. It recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in the statements of income (loss) during the period that includes the enactment date.

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

Research and development:

Research and development costs are charged to the consolidated statements of income (loss) as incurred.

Government grants and tax credits:

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of income (loss) during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the IIA for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company recorded grants in the amounts of $3,352, $5,643 and $2,844 for the years ended December 31, 2018, 2019 and 2020, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company's French subsidiaries (RivieraWaves SAS and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2018, 2019 and 2020, the Company recorded CIR benefits in the amount of $2,065, $2,312 and $3,287, respectively.

Employee benefit plan:

Certain of the Company’s employees are eligible to participate in a defined contribution pension plan (the “Plan”). Participants in the Plan may elect to defer a portion of their pre-tax earnings into the Plan, which is run by an independent party. The Company makes pension contributions at rates varying up to 10% of the participant’s pensionable salary. Contributions to the Plan are recorded as an expense in the consolidated statements of income (loss).

The Company’s U.S. operations maintain a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 50% of each participant’s contributions up to a maximum of 6% of the participant’s base pay. Each participant may contribute up to 15% of base remuneration. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income (loss).

Total contributions for the years ended December 31, 2018, 2019 and 2020 were $1,048, $1,189 and $1,232, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Severance pay expenses, net of related income, for the years ended December 31, 2018, 2019 and 2020, were $1,818, $1,826 and $1,983, respectively.

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

The Company elects the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the day of grant. The Company estimates the fair value of PSU based on market condition awards on the date of grant using the Monte-Carlo simulation model.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2018			2019			2020

Expected dividend yield		0%			0%			0%
Expected volatility	35%	-	42%	42%	-	43%	32%	-	60%
Risk-free interest rate	0.7%	-	2.2%	2.0%	-	2.5%	0.1%	-	1.9%
Expected forfeiture		0%			0%			0%
Contractual term of up to (in months)	24			24			24

During the years ended December 31, 2018, 2019 and 2020, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2018	2019	2020

Cost of revenue	$588	$630	$639
Research and development, net	5,141	5,857	6,874
Sales and marketing	1,587	1,495	2,038
General and administrative	3,051	2,736	4,085
Total equity-based compensation expense	$10,367	$10,718	$13,636

As of December 31, 2020, there was $13,572 of unrecognized compensation expense related to unvested RSUs, PSUs and employee stock purchase plan. This amount is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2020, there was no unrecognized compensation expense related to unvested stock options and SARs.

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

The Company’s trade receivables are geographically diverse, mainly in the Asia Pacific, and also in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes estimates of expected credit losses for based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. Prior to the adoption of ASC 326, the Company evaluated its outstanding accounts receivable and established an allowance for doubtful accounts according to specific identification basis, based on information available on the relevant customer credit condition, current aging, historical experience and based on the Company policy.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2020
Allowance for credit losses	$327	$1,443	$(1,470)	$300

Year ended December 31, 2019
Allowance for doubtful accounts	$—	$327	$—	$327

Year ended December 31, 2018
Allowance for doubtful accounts	$—	$—	$—	$—

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

Effective as of January 1, 2019, the Company has followed the provisions of ASC 815, “Derivatives and Hedging”. As a result of adopting the new accounting guidance, beginning on January 1, 2019, gains and losses on derivative instruments that are designated and qualify as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the same accounting period in which the designated forecasted transaction or hedged item affects earnings. Prior to January 1, 2019, cash flow hedge ineffectiveness was separately measured and reported immediately in earnings. Cash flow hedge ineffectiveness was immaterial during 2018.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2019 and 2020, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,500 and $0, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income (loss) as incurred. Advertising expenses for the years ended December 31, 2018, 2019 and 2020 were $1,080, $996 and $559, respectively.

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

	Year ended December 31,
	2018	2019	2020
Numerator:
Net income (loss)	$574	$28	$(2,379)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,034	21,932	22,107
Effect of stock-based awards	469	391	—
Diluted weighted-average common stock outstanding	22,503	22,323	22,107

Basic net income (loss) per share	$0.03	$0.00	$(0.11)
Diluted net income (loss) per share	$0.03	$0.00	$(0.11)

The weighted-average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 161,362 and 184,947 shares for the years ended December 31, 2018 and 2019, respectively. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,132,017 for the years ended December 31, 2020.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Recently Issued Accounting Pronouncement:

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

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	2021	2022
License and related revenues	$11,603	$404

Under ASC 606, the Company is required to capitalize incremental costs that are related to sales during the period, consisting primarily of sales commissions earned when contracts are signed. For contracts that have a duration of less than one year, the Company follows ASC 606’s practical expediency, and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation. For the years ended December 31, 2018, 2019 and 2020, the amount of amortization was $120, $183 and $71, respectively, and there was no impairment loss in relation to costs capitalized. Deferred sales commission amounted to $24 as of  December 31, 2020.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Year ended December 31, 2019			Year ended December 31, 2020
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$15,203	$1,424	$16,627	$6,716	$14,097	$20,813
Europe and Middle East	5,282	16,211	21,493	6,176	5,790	11,966
Asia Pacific	27,405	21,627	49,032	39,621	27,926	67,547
Total	$47,890	$39,262	$87,152	$52,513	$47,813	$100,326

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$36,471	$34,206	$70,677	$40,748	$37,917	$78,665
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,419	5,056	16,475	11,765	9,896	21,661
Total	$47,890	$39,262	$87,152	$52,513	$47,813	$100,326

Timing of revenue recognition
Products transferred at a point in time	$33,794	$39,262	$73,056	$40,075	$47,813	$87,888
Products and services transferred over time	14,096	—	14,096	12,438	—	12,438
Total	$47,890	$39,262	$87,152	$52,513	$47,813	$100,326

	Year ended December 31, 2018
	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,260	$2,094	$8,354
Europe and Middle East	3,672	13,698	17,370
Asia Pacific	30,514	21,639	52,153
Total	$40,446	$37,431	$77,877

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$30,628	$35,055	$65,683
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	9,818	2,376	12,194
Total	$40,446	$37,431	$77,877

Timing of revenue recognition
Products transferred at a point in time	$30,744	$37,431	$68,175
Products and services transferred over time	9,702	—	9,702
Total	$40,446	$37,431	$77,877

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	December 31, 2019	December 31, 2020

Trade receivables	$11,066	$14,765
Unbilled receivables (associated with licensing and related revenue)	5,269	5,479
Unbilled receivables (associated with royalties)	11,972	10,980
Deferred revenues (short-term contract liabilities)	3,642	2,434

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

During the year ended December 31, 2020, the Company recognized $3,575 that was included in deferred revenues (short-term contract liability) balance at January 1, 2020.

Practical expediency and exemptions:

The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within sales and marketing expenses on the Company’s consolidated statements of income (loss).

The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2019 and 2020:

	As at December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,667	$49	$(7)	$12,709

Available-for-sale - matures after one year through five years:
Corporate bonds	75,483	667	(105)	76,045

Total	$88,150	$716	$(112)	$88,754

	As at December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,224	$16	$(11)	$18,229

Available-for-sale - matures after one year through five years:
Corporate bonds	46,593	168	(123)	46,638

Total	$64,817	$184	$(134)	$64,867

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 and 2020, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of December 31, 2020	$31,393	$(91)	$7,381	$(21)
As of December 31, 2019	$22,852	$(102)	$14,231	$(32)

During the years ended December 31, 2018, and 2019 the Company did not recognize any other-than temporary impairment losses. During the year ended December 31, 2020, with the adoption of ASU 2016-13, the amount of credit losses recorded was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2018	2019	2020

Gross realized gains from sale of available-for-sale marketable securities	$4	$13	$14
Gross realized losses from sale of available-for-sale marketable securities	$(71)	$(41)	$(20)

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2021 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2020
Weighted average remaining lease term (years)	4.67
Weighted average discount rate	1.92%

Total operating lease cost and cash payments for operating leases were as follows:

	Year ended December 31,
	2019	2020

Operating lease cost	$2,238	$2,587
Cash payments for operating leases	$2,173	$2,975

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Maturities of lease liabilities are as follows:

2021	2,996
2022	2,688
2023	1,198
2024	467
2025 and thereafter	1,806
Total undiscounted cash flows	9,155
Less imputed interest	414
Present value of lease liabilities	$8,741

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

Description	December 31, 2020	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$88,754	—	$88,754	—

Description	December 31, 2019	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$64,867	—	$64,867	—
Foreign exchange contracts	56	—	56	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2019	2020
Cost:
Computers, software and equipment	$19,182	$21,322
Office furniture and equipment	889	998
Leasehold improvements	3,368	4,059
	23,439	26,379
Less – Accumulated depreciation	(15,560)	(18,793)
Property and equipment, net	$7,879	$7,586

     The Company recorded depreciation expenses in the amount of $3,104 and $3,233 for the years ended December 31, 2019 and 2020, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	Year ended December 31,
	2019	2020
Balance as of January 1,	$46,612	$51,070
Acquisition	4,458	—
Balance as of December 31,	$51,070	$51,070

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

(b)	Intangible assets:

		Year ended December 31, 2019			Year ended December 31, 2020
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	$3,518	$395	$3,123	$3,518	$1,262	$2,256
Customer backlog	0.5	72	65	7	72	72	—
Core technologies	7.5	2,475	150	2,325	2,475	480	1,995

Intangible assets related to a technology investment in Immervision
Core technologies	6.4	7,063	472	6,591	7,063	1,575	5,488

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	583	1,378	1,961	864	1,097

Total intangible assets		$15,089	$1,665	$13,424	$15,089	$4,253	$10,836

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of December 31, 2020. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2021	2,582
2022	2,581
2023	1,906
2024	1,852
2025 and thereafter	1,915
$10,836

The Company recorded amortization expense in the amount of $2,165 and $2,588 for the years ended December 31, 2019 and 2020, respectively.

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2019	2020

Engineering accruals	$788	$920
Professional fees	629	790
Government grants	527	524
Income taxes payable, net	88	231
Facility related accruals	284	85
Intangible assets purchase payables	204	—
Other	1,228	1,293
Total	$3,748	$3,843

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, the Company’s Board of Directors authorized the repurchase by the Company of an additional 700,000 shares of common stock.

As of December 31, 2020, 497,608 shares of common stock remained authorized for repurchase under the Company’s share repurchase program.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2020, is as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	642,253	$20.14	3.5	$4,718
Granted	—	—
Exercised	(353,163)	18.29
Forfeited or expired	(21)	16.20
Outstanding at the end of the year (2)	289,069	$22.42	3.6	$6,673
Exercisable at the end of the year (3)	289,069	$22.42	3.6	$6,673

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 280,427 shares of the Company's common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 280,427 shares of the Company's common stock issuable upon exercise.

In 2018, 2019 and 2020, the Company did not grant options and/or SARs.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2018, 2019 and 2020 was $384, $629 and $6,876, respectively.

The options and SARs granted to employees of the Company and its subsidiaries and the options granted to non-employee directors of the Company which were outstanding as of December 31, 2020 have been classified into a range of exercise prices as follows:

			Outstanding			Exercisable
Exercise price (range)			Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price
14.18	-	18.62	78,320	2.1	$15.57	78,320	2.1	$15.57
19.36	-	19.83	86,949	3.7	$19.42	86,949	3.7	$19.42
24.86	-	30.60	123,800	4.5	$28.85	123,800	4.5	$28.85
			289,069	3.6	$22.42	289,069	3.6	$22.42

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

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved, effective immediately, an amendment to the RSU award granted to the Company’s Chief Executive Officer (the “CEO”) on February 19, 2019, consisting of 30,000 RSUs that vest in a three-year period (the “Prior RSU Award”). The Committee and the CEO mutually agreed to amend the Prior RSU Award. In lieu of the Prior RSU Award, the CEO received (1) 10,000 time-based RSUs with the same original three-year vesting schedule starting with 1/3 on February 19, 2020, and (2) an opportunity to receive up to 24,000 PSUs based on the Company’s achievement of the 2019 license and related revenue goal of $41,000 that was approved by the Board (the “2019 License Revenue Target”). If the Company’s results equal 100% of the 2019 License Revenue Target, the CEO would receive 20,000 PSUs. If the Company’s results were between 90% to 99% of the 2019 License Revenue Target, the CEO would receive the same proportion of the 20,000 PSUs. If the Company’s results exceeded 100% of the 2019 License Revenue Target, every 1% increase of the 2019 License Revenue Target, up to 120%, would result in an increase of 1% of the 20,000 PSUs to be awarded to the CEO. In 2019, the Company achieved 116% of the 2019 License Revenue Target, so based on the PSU award conditions, the CEO received 23,200 PSUs. The PSUs vest in a three-year period, with 1/3 of the PSUs having vested on February 19, 2020, and thereafter 1/3 of the remaining PSUs would vest on each of February 19, 2021 and February 19, 2022.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

On February 20, 2020, the Committee granted 17,045, 5,113, 4,545 and 4,545 PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan (collectively, the “Short-Term Executive PSUs”). The performance goals for the Short-Term Executive PSUs with specified weighting were as follows:

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

In 2020, the Company achieved 103% of the 2020 License Revenue Target and a positive total shareholder return whereby the return on the Company’s stock for 2020 was 323% greater than the S&P500 index, so based on the PSU award conditions, the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer received 19,261, 5,778, 5136 and 5,136 PSUs, respectively.

The Short-Term Executive PSUs vest 33.4% on February 20, 2021, 33.3% on February 20, 2022 and 33.3% on February 20, 2023.

Also, on February 20, 2020, the Committee granted 56,818, 35,511, 28,409 and 28,409 long-term PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan (collectively, the “Long-Term Executive PSUs”). The Long-Term Executive PSUs vest upon the achievement of either of the following performance goals:

●	If the Company’s non-GAAP EPS on or before the end of 2022 is tripled from the Company’s non-GAAP EPS in 2018.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

●	If the Company’s market cap reaches at least $1 billion for at least 30 days of trading based on the market cap information set forth on Yahoo Finance.

In 2020, the Company did not achieve any of the above performance goals. On February 17, 2021, the Company achieved the market cap performance goal, and the Long-Term Executive PSUs vested.

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

In 2020, six original equipment manufacturers agreements were executed, so based on the PSU award conditions, the key employees of the Company received 4,515 PSUs. The other two performance goals were not achieved.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2020, is as follows:

	Number of RSUs and PSUs	Weighted average grant-date fair value
Unvested as at the beginning of the year	732,564	$30.11
Granted	479,171	29.47
Vested	(317,430)	31.30
Forfeited	(51,357)	29.70
Unvested at the end of the year	842,948	$29.30

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Stock Plans

As of December 31, 2020, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2020, options, SARs, RSUs and PSUs to purchase 1,250,316 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 3,200,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term. As of December 31, 2020, there were no outstanding equity awards remaining in the 2002 Plan.

The 2011 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, RSUs, dividend equivalent rights and stock appreciation rights. Officers, employees, directors, external consultants and advisors of the Company and those of the Company’s present and future parent and subsidiary corporations are eligible to receive awards under the 2011 Plan. Under current U.S. tax laws, incentive stock options may only be granted to employees. The 2011 Plan permits the Company's Board of Directors or a committee thereof to determine how grantees may pay the exercise or purchase price of their awards.

Unless sooner terminated, the 2011 Plan is effective until April 2030.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan.  In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all current directors of the Company consisting solely of RSUs granted under the 2011 Plan.  From February 2015 to 2017, the Chairman of the Board of Directors would receive a RSU award with an annualized value of $268,520, directors with a chairperson position on any committee of the Board of Directors would receive a RSU award with an annualized value of $249,340 and all other directors would receive a RSU award with an annualized value of $124,670. In response to market trends, in lieu of the prior annualized values of the RSU awards to directors, starting in July 2018, each director was granted shares of RSUs based on an annualized value of $124,670, which vest 50% on the first year anniversary of the grant date and the remaining 50% on the second year anniversary of the grant date. In July 2018, 2019 and 2020, based on the new parameters, the directors of the Company received a grant of RSUs in the aggregate amount of 28,896 RSUs, 35,399 RSUs and 26,984 RSUs, respectively. In February 2019, the Board determined that each new director of the Company, in lieu of an option to purchase 38,000 shares of common stock, would receive a RSU award with an annualized value of $124,670.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 3,050,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2020, 334,486 shares of common stock were available for future issuance under the ESPP.

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

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended December 31,
	2019	2020
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$14	$—
Foreign exchange forward contracts	42	—
Total	$56	$—

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets.

The changes in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2018	2019	2020
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(146)	$55	$(8)
Foreign exchange forward contracts	(285)	385	640
	$(431)	$440	$632

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2018	2019	2020
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$132	$(27)	$(6)
Foreign exchange forward contracts	222	(280)	(682)
	$354	$(307)	$(688)

The Company recorded in cost of revenues and operating expenses, a net loss of $354, a net gain of $307 and a net gain of $688 during the years ended December 31, 2018, 2019 and 2020, respectively, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2019			Year ended December 31, 2020
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,046)	$(68)	$(1,114)	$45	$49	$94
Other comprehensive income before reclassifications	1,072	388	1,460	428	556	984
Amounts reclassified from accumulated other comprehensive income (loss)	19	(271)	(252)	5	(605)	(600)
Net current period other comprehensive income (loss)	1,091	117	1,208	433	(49)	384
Ending balance	$45	$49	$94	$478	$—	$478

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income (Loss)

	Year ended December 31,
	2018	2019	2020
Unrealized gains (losses) on cash flow hedges	$(7)	$5	$14	Cost of revenues
	(308)	272	607	Research and development
	(13)	8	19	Sales and marketing
	(26)	22	48	General and administrative
	(354)	307	688	Total, before income taxes
	(42)	36	83	Income tax expense (benefit)
	(312)	271	605	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(67)	(28)	(6)	Financial income, net
	(6)	(9)	(1)	Income tax benefit
	(61)	(19)	(5)	Total, net of income taxes

	$(373)	$252	$600	Total, net of income taxes

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 12: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

a. Summary information about geographic areas:

The Company manages its business on a basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2018	2019	2020
Revenues based on customer location:
United States	$8,354	$16,627	$20,813
Europe, Middle East (3)	17,370	21,493	11,966
Asia Pacific (1) (2)	52,153	49,032	67,547
	$77,877	$87,152	$100,326

(1)China	$33,672	$33,233	$51,726
(2)S. Korea	$7,989	*)	*)
(3)Germany	$13,873	$16,100	*)

*) Less than 10%

	2019	2020
Long-lived assets by geographic region:
Israel	$15,032	$11,248
France	605	814
United States	1,356	2,868
Other	1,952	1,708
	$18,945	$16,638

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2018	2019	2020
Customer A	15%	15%	14%
Customer B	19%	19%	15%

*) Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2018	2019	2020
Connectivity products	84%	81%	78%
Smart sensing products	16%	19%	22%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 13: SELECTED STATEMENTS OF INCOME DATA

a. Financial income, net:

	Year ended December 31,
	2018	2019	2020

Interest income	$4,499	$4,220	$3,291
Loss on available-for-sale marketable securities, net	(67)	(28)	(6)
Amortization of premium on available-for-sale marketable securities, net	(773)	(554)	(444)
Foreign exchange gain (loss), net	(241)	(347)	443
Total	$3,418	$3,291	$3,284

b. Revaluation of investment in non-marketable equity securities:

The Company recorded a loss of $870 in 2018 related to revaluation of its investment in non-marketable equity securities. During the years ended December 31, 2019 and 2020, no impairment loss was identified.

The following table summarizes the total carrying value of the Company’s investment in non-marketable equity securities held as of December 31, 2020 including cumulative unrealized downward adjustments made to the initial cost basis of the investment:

Initial cost basis	$1,806
Downward adjustments	(870)
Total carrying value at the end of the period	$936

NOTE 14: TAXES ON INCOME

a. U.S. tax reform

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; creation of the base erosion anti-abuse tax (“BEAT”), introduction of the Global Intangible Low Taxed Income (“GILTI”) provisions;; the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system; modifications to the allowance of net business interest expense deductions; modification of net operating loss provisions; changes to 162(m) limitation rules and bonus depreciation provisions. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future dividend distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act became effective January 1, 2018.

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

The Tax Act added a new code section 951A, which requires a U.S. shareholder of a Controlled Foreign Corporation (“CFC”) to include in current taxable income, its GILTI in a manner similar to Subpart F income. The statutory language also allows a deduction for corporate shareholders equal to 50% of the GILTI inclusion, which would be reduced to 37.5% starting in 2026. In general, GILTI imposes a tax on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets.  The Company is subject to GILTI for 2018 and future periods.  The Company is electing to account for the income tax effects of GILTI as a ‘period cost‘, an income tax expenses in the year the tax is incurred.

For the fiscal year ended 2019 and 2020, the Company operated at net losses before and after GILTI inclusion and did not pay additional U.S. federal cash taxes.

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

1. Irish Subsidiaries

The Irish operating subsidiaries qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiaries is taxed at a rate of 25%. As of December 31, 2020, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiaries, are 2015 and subsequent years.

2. Israeli Subsidiary

The Israeli subsidiary enjoys certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of its facilities and programs through 2019, and the “Technological Preferred Enterprise” status of its facilities and programs since 2020.

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

The new tax track under the Amendment, which is applicable to the Israeli subsidiary, is the “Technological Preferred Enterprise”.  A Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the law, which is located in the center of Israel (where our Israeli subsidiary is currently located) is subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A, the tax rate is 7.5%), subject to satisfaction of a number of conditions, including compliance with a minimal amount or ratio of annual Research and development expenditure and Research and development employees, as well as having at least 25% of annual income derived from exports. Any dividends distributed to "foreign companies", as defined in the law, deriving from income from the technological enterprises will be subject to tax at a rate of 4% if foreign entities hold at least 90% of the Company’s common stock.

Income not eligible for Approved Enterprise benefits, Benefited Enterprise benefits or Technological Preferred Enterprise is taxed at a regular rate, which was 23% in 2020, 23% in 2019 and 23% in 2018.

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

As of December 31, 2020, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2018 and subsequent years.

3. French Subsidiary

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. In 2018, the French operating subsidiary qualified for a 28% corporate income tax rate for taxable profit up to €500 (approximately $560) and the standard corporate income tax rate of 33.33% for taxable profit above €500 (approximately $560). In 2019, the standard corporate income tax rate is reduced to 31%, with the first €500 (approximately $560) of taxable profit still being subject to the 28% rate. In 2020, the 28% corporate income tax rate is became the new standard rate for all taxable profits. In 2021, the standard corporate income tax rate will be reduced to 26.5%. In 2022, the standard corporate income tax rate will be reduced to 25%.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2020, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2017 and subsequent years.

c. Taxes on income comprised of:

	Year ended December 31,
	2018	2019	2020
Domestic taxes:
Current	$3	$3	$12
Deferred	—	—	—
Foreign taxes:
Current	2,913	1,936	6,337
Deferred	(2,187)	(600)	(1,449)
	$729	$1,339	$4,900

Income before taxes on income:
Domestic	$(5,680)	$(9,039)	$(6,348)
Foreign	6,983	10,406	8,869
	$1,303	$1,367	$2,521

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2018	2019	2020
Income before taxes on income	$1,303	$1,367	$2,521
Theoretical tax at U.S. statutory rate	274	287	529
Foreign income taxes at rates other than U.S. rate	369	(33)	810
Approved and benefited enterprises benefits (*)	(239)	(154)	—
Technological Preferred Enterprise benefits (*)	—	—	22
Subpart F	563	568	359
Non-deductible items	217	124	306
Non-taxable items	(434)	(486)	(690)
Changes in uncertain tax position	16	(1,029)	—
Stock-based compensation expense	(62)	(3)	(666)
Deemed mandatory repatriation	3,542	—	—
Impacts of GILTI	880	967	644
Tax adjustment in respect of difference tax rate of foreign subsidiary	—	364	1,044
Changes in valuation allowance	(5,005)	(209)	2,487
Other, net	608	943	55
Taxes on income	$729	$1,339	$4,900

(*)Basic and diluted earnings per share amounts of the benefit resulting from:
the “Approved Enterprise” and “Benefited Enterprise” status	$0.01	$0.01	$—
the “Technological Preferred Enterprise benefits” status	$—	$—	$0.00

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2019	2020
Deferred tax assets
Operating loss carryforward	$8,778	$9,493
Accrued expenses and deferred revenues	1,455	1,783
Temporary differences related to R&D expenses	3,123	4,275
Equity-based compensation	3,396	3,667
Operating leases	1,546	1,619
Tax credit carry forward	5,666	7,214
Other	502	202
Total gross deferred tax assets	24,466	28,253
Valuation allowance	(12,315)	(15,844)
Net deferred tax assets	$12,151	$12,409

Deferred tax liabilities
Operating leases	$1,546	$1,583
Total deferred tax liabilities	$1,546	$1,583

Net deferred tax assets (*)	$10,605	$10,826

(*)	$161 and $45 net deferred taxes for the years ended December 31, 2019 and 2020, respectively, are from domestic jurisdictions.

Changes in valuation allowances on deferred tax assets result from management's assessment of the Company's ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The net change in the valuation allowance primarily reflects a decrease in deferred tax assets on tax credit carryforward.

As of December 31, 2020, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded.

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2019	2020
Beginning of year	$2,739	$1,037
Additions for current year tax positions	478	387
Additions (reductions) for prior year’s tax positions	(16)	134
Decrease as a result of the completion of a tax audit for prior years	(2,164)	—
Balance at December 31	$1,037	$1,558

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2019 and 2020, there were $1,037 and $1,558, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes during the years ended December 31, 2019 and 2020 because such interest and penalties did not have a material impact on the Company’s financial statements.

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

g. Tax loss carryforwards:

As of December 31, 2020, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $4,991, which are available to offset future federal taxable income indefinitely. As of December 31, 2020, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $17,759, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2020, CEVA’s Irish subsidiary had foreign operating losses of approximately $57,636, which are available to offset future taxable income indefinitely.

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

b. As of December 31, 2020, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2020, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2021	$486	$4,273	$1,976	$6,735
2022	513	2,166	24	2,703
2023	293	—	24	317
2024 and thereafter	46	—	43	89
Total	$1,338	$6,439	$2,067	$9,844

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2020, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2018, 2019 and 2020 amounted to $842, $715 and $1,066, respectively. As of December 31, 2020, the aggregate contingent liability to the IIA (including interest) amounted to $26,058.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.
By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 1, 2021

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

Signature	Title	Date
/S/ GIDEON WERTHEIZER	Chief Executive Officer and Director	March 1, 2021
Gideon Wertheizer	(Principal Executive Officer & Director)

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer (Principal	March 1, 2021
Yaniv Arieli	Financial Officer and Principal Accounting Officer)

/S/ PETER MCMANAMON	Director and Chairman	March 1, 2021
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	March 1, 2021
Bernadette Andrietti

/S/ ELIYAHU AYALON	Director	March 1, 2021
Eliyahu Ayalon

/S/ ZVI LIMON	Director	March 1, 2021
Zvi Limon

/S/ JACLYN LIU	Director	March 1, 2021
Jaclyn Liu

/S/ MARIA MARCED	Director	March 1, 2021
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	March 1, 2021
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	March 1, 2021
Louis Silver