Form 10-Q
period 2021-03-31
CEVA INC
filed 2021-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,813,421 of common stock, $0.001 par value, as of May 3, 2021.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe, ”  “anticipate,”  “intend,”  “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our licensing business is robust with a diverse customer base and myriad target markets;

●	Our belief that the licensing environment continues to be healthy with strong demand for our product portfolio, in particular our wireless connectivity technologies, that will expand our market reach into the 5G IoT area;

●	Our belief that the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and sensing products during the recent period illustrates the industry demand for our diverse IP portfolio;

●	Our belief that we are an incumbent player in the largest space of the semiconductor industry - mobile handsets;

●	Our belief that our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●	Our belief that our specialization and technological edge in signal processing platforms for 5G RAN put us in a strong position to capitalize on the growing 5G RAN across its new form factors, as well as small cells and private networks;

●	Our belief that the growing market potential for voice assisted devices offers an additional growth segment for us and that our highly-integrated platforms, plus our proven track record in audio/voice processing and connectivity, put us in a strong position to power audio and voice roadmaps across a new range of addressable end markets;

●	Our belief that our SensPro™ scalable DSP architecture enables us to address the proliferation of smart sensor devices, strengthen our market positions and expand our content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

●	Our belief that our unique capabilities in wireless audio through the combination of our Bluetooth, audio DSP and software for voice, sound and motion sensing puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, speakers, smartwatches and more;

●	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years;

●	Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 620 million units by 2022;

●	Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece for smart sensing;

●

Our belief that our Bluetooth, Wi-Fi, NB-IoT, UWB and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$53,662	$21,143
Short-term bank deposits	8,435	20,233
Marketable securities	83,884	88,754
Trade receivables (net of allowance for credit losses of $300 as of March 31, 2021 and December 31, 2020)	24,631	31,224
Prepaid expenses and other current assets	8,061	6,205
Total current assets	178,673	167,559
Long-term assets:
Bank deposits	28,156	29,529
Severance pay fund	10,403	10,535
Deferred tax assets, net	11,931	10,826
Property and equipment, net	7,829	7,586
Operating lease right-of-use assets	8,354	9,052
Goodwill	51,070	51,070
Intangible assets, net	10,190	10,836
Investments in non-marketable equity securities	936	936
Other long-term assets	7,991	9,023
Total long-term assets	136,860	139,393
Total assets	$315,533	$306,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$818	$894
Deferred revenues	3,394	2,434
Accrued expenses and other payables	3,393	3,843
Accrued payroll and related benefits	26,480	18,040
Operating lease liabilities	2,834	2,969
Total current liabilities	36,919	28,180
Long-term liabilities:
Accrued severance pay	11,000	11,226
Operating lease liabilities	5,056	5,772
Other accrued liabilities	909	885
Total long-term liabilities	16,965	17,883
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at March 31, 2021 (unaudited) and December 31, 2020. 22,811,090 and 22,260,917 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	23	22
Additional paid in-capital	227,671	233,172
Treasury stock at cost (784,070 and 1,334,243 shares of common stock at March 31, 2021 (unaudited) and December 31, 2020, respectively)	(17,708)	(30,133)
Accumulated other comprehensive income	93	478
Retained earnings	51,570	57,350
Total stockholders’ equity	261,649	260,889
Total liabilities and stockholders’ equity	$315,533	$306,952

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2021	2020
Revenues:
Licensing and related revenue	$14,397	$14,495
Royalties	11,005	9,120
Total revenues	25,402	23,615
Cost of revenues	2,381	2,751
Gross profit	23,021	20,864
Operating expenses:
Research and development, net	17,593	15,113
Sales and marketing	3,302	3,168
General and administrative	2,880	3,664
Amortization of intangible assets	576	582
Total operating expenses	24,351	22,527
Operating loss	(1,330)	(1,663)
Financial income, net	36	831
Loss before taxes on income	(1,294)	(832)
Income tax expense	2,336	353
Net loss	$(3,630)	$(1,185)

Basic net loss per share	$(0.16)	$(0.05)
Diluted net loss per share	$(0.16)	$(0.05)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	22,546	21,994
Diluted	22,546	21,994

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2021	2020

Net loss:	$(3,630)	$(1,185)
Other comprehensive loss before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(457)	(778)
Reclassification adjustments for losses included in net loss	—	2
Net change	(457)	(776)
Cash flow hedges:
Changes in unrealized gains (losses)	(50)	201
Reclassification adjustments for losses included in net loss	22	—
Net change	(28)	201
Other comprehensive loss before tax	(485)	(575)
Income tax benefit related to components of other comprehensive loss	(100)	(132)
Other comprehensive loss, net of taxes	(385)	(443)
Comprehensive loss	$(4,015)	$(1,628)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended March 31, 2021	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,630)	(3,630)
Other comprehensive loss	—	—	—	—	(385)	—	(385)
Equity-based compensation	—	—	3,198	—	—	—	3,198
Issuance of treasury stock upon exercise of stock-based awards	550,173	1	(8,699)	12,425	—	(2,150)	1,577
Balance as of March 31, 2021	22,811,090	$23	$227,671	$(17,708)	$93	$51,570	$261,649

	Common stock
Three months ended March 31, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(1,185)	(1,185)
Other comprehensive loss	—	—		—	—	(443)	—	(443)
Equity-based compensation	—	—		3,107	—	—	—	3,107
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	362,683	—	(*)	(5,529)	8,137	—	(1,192)	1,416
Balance as of March 31, 2020	21,999,660	$22		$225,583	$(36,033)	$(349)	$60,049	$249,272

(*)         Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,630)	$(1,185)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	821	809
Amortization of intangible assets	646	653
Equity-based compensation	3,198	3,107
Realized loss, net on sale of available-for-sale marketable securities	—	2
Amortization of premiums on available-for-sale marketable securities	127	105
Unrealized foreign exchange (gain) loss	391	(74)
Changes in operating assets and liabilities:
Trade receivables	6,583	3,375
Prepaid expenses and other assets	(1,288)	(1,595)
Operating lease right-of-use assets	698	458
Accrued interest on bank deposits	156	439
Deferred tax, net	(1,005)	(1,016)
Trade payables	(74)	140
Deferred revenues	960	392
Accrued expenses and other payables	(464)	(526)
Accrued payroll and related benefits	8,854	1,640
Operating lease liability	(711)	(436)
Accrued severance pay, net	(69)	129
Net cash provided by operating activities	15,193	6,417

Cash flows from investing activities:
Acquisition of business	—	(204)
Purchase of property and equipment	(1,057)	(790)
Investment in bank deposits	—	(8,893)
Proceeds from bank deposits	12,989	10,893
Investment in available-for-sale marketable securities	(6,752)	(13,108)
Proceeds from maturity of available-for-sale marketable securities	9,063	5,426
Proceeds from sale of available-for-sale marketable securities	1,975	3,757
Net cash provided by (used in) investing activities	16,218	(2,919)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,780)
Proceeds from exercise of stock-based awards	1,577	1,416
Net cash provided by (used in) financing activities	1,577	(3,364)
Effect of exchange rate changes on cash and cash equivalents	(469)	(34)
Increase in cash and cash equivalents	32,519	100
Cash and cash equivalents at the beginning of the period	21,143	22,803
Cash and cash equivalents at the end of the period	$53,662	$22,903

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$2,192	$1,084
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$7	$84

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

CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (“OEM”) companies. These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to wireless, consumer electronics and automotive companies for incorporation into a wide variety of end products.

CEVA is a sustainability and environmentally conscious company, adhering to its Code of Business Conduct and Ethics. As such, it emphasizes and focuses on environmental preservation, recycling, the welfare of its employees and privacy – all of which it promotes on a corporate level. CEVA is committed to social responsibility, values of preservation and consciousness towards these purposes.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2020, contained in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 1, 2021, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the period ended March 31, 2021. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

NOTE 3: REVENUE RECOGNITION

Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2021	2022
License and related revenues	$5,131	$761

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2021 (unaudited)			Three months ended March 31, 2020 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$572	$3,378	$3,950	$2,782	$513	$3,295
Europe and Middle East	423	676	1,099	1,059	4,044	5,103
Asia Pacific	13,402	6,951	20,353	10,654	4,563	15,217
Total	$14,397	$11,005	$25,402	$14,495	$9,120	$23,615

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$12,805	$8,105	$20,910	$10,927	$7,042	$17,969
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	1,592	2,900	4,492	3,568	2,078	5,646
Total	$14,397	$11,005	$25,402	$14,495	$9,120	$23,615

Timing of revenue recognition
Products transferred at a point in time	$11,988	$11,005	$22,993	$11,038	$9,120	$20,158
Products and services transferred over time	2,409	—	2,409	3,457	—	3,457
Total	$14,397	$11,005	$25,402	$14,495	$9,120	$23,615

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020

Trade receivables	$13,802	$14,765
Unbilled receivables (associated with licensing and related revenue)	1,332	5,479
Unbilled receivables (associated with royalties)	9,497	10,980
Deferred revenues (short-term contract liabilities)	3,394	2,434

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

During the three months ended March 31, 2021, the Company recognized $1,094, that was included in deferred revenues (short-term contract liability) balance at January 1, 2021.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2021 (Unaudited)
Weighted average remaining lease term (years)	4.68
Weighted average discount rates	1.93%

Total operating lease cost and cash payments for operating leases were as follows:

	Three months ended march 31,
	2021	2020

Operating lease cost	$741	$598
Cash payments for operating leases	$799	$592

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Maturities of lease liabilities are as follows:

The remainder of 2021	$2,171
2022	2,633
2023	1,185
2024	462
2025	474
2026 and thereafter	1,338
Total undiscounted cash flows	8,263
Less imputed interest	373
Present value of lease liabilities	$7,890

NOTE 5: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2021 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,553	$61	$(46)	$12,568

Available-for-sale - matures after one year through five years:
Corporate bonds	71,184	497	(365)	71,316

Total	$83,737	$558	$(411)	$83,884

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,667	$49	$(7)	$12,709

Available-for-sale - matures after one year through five years:
Corporate bonds	75,483	667	(105)	76,045

Total	$88,150	$716	$(112)	$88,754

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2021 (unaudited)	$32,679	$(382)	$8,372	$(29)
As of December 31, 2020	$31,393	$(91)	$7,381	$(21)

As of March 31, 2021, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$4
Gross realized losses from sale of available-for-sale marketable securities	$—	$(6)

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

Description	March 31, 2021 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$83,884	$—	$83,884	$—

Liabilities:
Foreign exchange contracts	28	—	28	—

Description	December 31, 2020	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$88,754	—	$88,754	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 7: INTANGIBLE ASSETS, NET

		Three months ended March 31, 2021 (unaudited)			Year ended December 31, 2020
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	$3,518	$1,479	$2,039	$3,518	$1,262	$2,256
Customer backlog	0.5	72	72	—	72	72	—
Core technologies	7.5	2,475	563	1,912	2,475	480	1,995

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	1,851	5,212	7,063	1,575	5,488

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	934	1,027	1,961	864	1,097

Total intangible assets		$15,089	$4,899	$10,190	$15,089	$4,253	$10,836

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of March 31, 2021. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2021	$1,936
2022	2,581
2023	1,906
2024	1,852
2025	1,563
2026 and thereafter	352
$10,190

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.         Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2021 (unaudited)		2020 (unaudited)
Revenues based on customer location:
United States		$3,950	$3,295
Europe and Middle East (1)		1,099	5,103
Asia Pacific (2)		20,353	15,217
		$25,402	$23,615

(1) Germany	$	*)	$3,964
(2) China		$17,259	$12,074

*) Less than 10%

b.         Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)

Customer A	23%	*)
Customer B	14%	*)
Customer C	12%	*)
Customer D	*)	16%

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

	Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)
Numerator:
Net loss	$(3,630)	$(1,185)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,546	21,994
Effect of stock -based awards	—	—
Diluted weighted average common stock outstanding	22,546	21,994

Basic net loss per share	$(0.16)	$(0.05)
Diluted net loss per share	$(0.16)	$(0.05)

The total number of shares related to the outstanding stock options excluded from the calculation of diluted net loss per share, since the effect was anti-dilutive, amounted to 625,044 and 1,363,306 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants a mix of stock options and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. In addition, prior to 2016, the Company granted stock appreciation rights (“SARs”) capped with a ceiling to employees of the Company and its subsidiaries.

Each SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit to 400% of fair market value on the grant date. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling. The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

A summary of the Company’s stock option and SAR activities and related information for the three months ended March 31, 2021, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding as of December 31, 2020	289,069	$22.42	3.6	$6,673
Granted	—	—
Exercised	(153,295)	24.79
Forfeited or expired	—	—
Outstanding as of March 31, 2021 (2)	135,774	$19.74	3.2	$4,944
Exercisable as of March 31, 2021 (3)	135,774	$19.74	3.2	$4,944

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 131,581 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 131,581 shares of the Company’s common stock issuable upon exercise.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

As of March 31, 2021, there were no unrecognized compensation expenses related to unvested stock options and SARs.

An RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. Until the end of 2017, RSUs granted to non-employee directors would generally vest in full on the first anniversary of the grant date. Starting in 2018, RSUs granted to non-employee directors would generally vest in two equal annual installments starting on the first anniversary of the grant date.

On February 15, 2021, Bruce A. Mann resigned from the Board of Directors (the “Board”) of the Company, effective immediately. In connection with his retirement, the Board determined to accelerate in full the vesting of Mr. Mann’s 5,902 unvested RSUs.

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn “Jackie” Liu as an independent member of the Board with the appointment effective as of February 16, 2021. Pursuant to her appointment, Ms. Liu will serve as a director until the Company’s annual meeting of stockholders in 2021. In accordance with the Company’s non-employee director compensation policy, Ms. Liu received an annual director grant of 1,784 RSUs with fair value of $124,670 under the Company’s Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”). The RSUs vest over a two-year period with the first 50% vesting after the first anniversary of the grant date and the remainder vesting on the second anniversary of the grant date.

On February 18, 2021, the Committee granted 5,962, 4,024, 3,577 and 3,577 time-based RSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan. The RSU grants vest 33.4% on February 18, 2022, 33.3% on February 18, 2023 and 33.3% on February 18, 2024.

Also, on February 18, 2021, the Committee granted 8,943, 2,683, 2,385 and 2,385 performance-based stock units (“PSUs”) to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to 2011 Plan (collectively, the “Short-Term Executive PSUs”). The performance goals for the Short-Term Executive PSUs with specified weighting are as follows:

Weighting	Goals
50%

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2021 license and related revenue target approved by the Board (the “2021 License Revenue Target”). The vesting threshold is achievement of 90% of 2021 License Revenue Target. If the Company’s actual result exceeds 90% but less than 99% of the 2021 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2021 License Revenue Target, every 1% increase of the 2021 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs.

50%

Vesting of the full 50% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2021 is greater than the S&P500 index. The vesting threshold is if the return on the Company’s stock for 2021 is at least 90% of the S&P500 index. If the return on the Company’s stock, in comparison to the S&P500, is above 90% but less than 99% of the S&P500 index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P500 index, every 1% increase in comparison to the S&P500 index, up to 110%, would result in an increase of 2% of the eligible PSUs.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Additionally, PSUs representing an additional 20%, meaning an additional 1,788, 536, 477 and 477, would be eligible for vesting for each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, if the performance goals set forth above are exceeded.

Subject to achievement of the thresholds the above performance goals for 2021, the Short-Term Executive PSUs vest 33.4% on February 18, 2022, 33.3% on February 18, 2023 and 33.3% on February 18, 2024.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2021, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	842,948	$29.30
Granted	57,598	66.07
Vested	(385,776)	25.95
Forfeited or expired	(25,500)	34.88
Unvested as of March 31, 2021	489,270	$35.99

As of March 31, 2021, there was $13,901 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)
Cost of revenue	$143	$158
Research and development, net	1,685	1,623
Sales and marketing	418	451
General and administrative	952	875
Total equity-based compensation expense	$3,198	$3,107

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2021 (unaudited)			2020 (unaudited)
Expected dividend yield		0%			0%
Expected volatility	39%	-	56%	32%	-	42%
Risk-free interest rate	0.1%	-	1.7%	1.5%	-	1.9%
Contractual term of up to (months)		24			24

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2021 and December 31, 2020, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $3,750 and $0, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$1	$—
Foreign exchange forward contracts	27	—
Total	$28	$—

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(1)	$(28)
Foreign exchange forward contracts	(49)	229
	$(50)	$201

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	22	—
	$22	$—

The Company recorded in cost of revenues and operating expenses a net loss of $22 during the three months ended March 31, 2021 related to its Hedging Contracts.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2021 (unaudited)			Three months ended March 31, 2020 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$45	$49	$94
Other comprehensive income before reclassifications	(360)	(44)	(404)	(621)	177	(444)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	19	1	—	1
Net current period other comprehensive income (loss)	(360)	(25)	(385)	(620)	177	(443)
Ending balance	$118	$(25)	$93	$(575)	$226	$(349)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

Three months ended March 31,
	2021 (unaudited)	2020 (unaudited)
Unrealized gains (losses) on cash flow hedges	$—	$—	Cost of revenues
	(19)	—	Research and development
	(1)	—	Sales and marketing
	(2)	—	General and administrative
	(22)	—	Total, before income taxes
	(3)	—	Income tax benefit
	(19)	—	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	—	(2)	Financial loss, net
	—	(1)	Income tax benefit
	—	(1)	Total, net of income taxes
	$(19)	$(1)	Total, net of income taxes

NOTE 13: SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the first quarter of 2021. During the first quarter of 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. As of March 31, 2021, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 14: SUBSEQUENT EVENTS

In May 9, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement”) to acquire Intrinsix Corp. (“Intrinsix”). Intrinsix provides complex System-on-Chip (“SOC”) design expertise in the areas of RF, mixed signal, digital, software, secure processors and interface IP for Heterogeneous SOCs, otherwise referred to as chiplets. Under the terms of the Merger Agreement, the Company will acquire Intrinsix in for $33,000 in cash, subject to working capital and other customary purchase price adjustments. The closing of the acquisition is subject to the satisfaction or waiver of customary conditions contained in the Merger Agreement, and is currently expected to occur in the second quarter of 2021. The final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

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

Management is actively monitoring the impact of the pandemic on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the pandemic on the company’s financial results for fiscal year 2021. The following discussions are subject to the future effects of the pandemic.

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

CEVA is a sustainability and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

We believe that our licensing business is robust with a diverse customer base and myriad target markets. Our state-of-the-art technology has shipped in more than 12 billion chips to date for a wide range of end markets. Every second, more than forty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, all eleven licensing deals in the first quarter were for wireless connectivity, including a first deal for a new technology we are developing, known as ultra-wide band (UWB).

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

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (ASP). Looking ahead, we believe our PentaG platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

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

●

Our unique capabilities in wireless audio through the combination of our Bluetooth, audio DSP and software for voice, sound and motion sensing puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, speakers, smartwatches and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices.

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

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products), up by 55% year-over-year in the first quarter. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

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

Despite the ongoing pandemic, we are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. We are further encouraged by recent indicators relating to our base station and IoT product category. During 2020, the world encountered new trends and different seasonality than what we have experienced in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus pose uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID-19 has had a negative impact. While the impact from COVID-19 on our financial results for the year ended December 31, 2020 and for the first quarter ended March 31, 2021 was not material, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the year 2021. For example, as of the date of this filing, while we see positive activity in our licensing and pipeline of deals, customers in the semiconductor space from whom we collect royalties are experiencing more pressure on their operations due to, among other reasons, longer manufacturing lead times as semiconductor demand surpasses supply and severe pandemic infections in large markets like India and Brazil may lead to lock downs and related reduction in economic activities. We will continue to closely monitor the effects of the ongoing pandemic on our operations, employees and customers.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $25.4 million for the first quarter of 2021, representing an increase of 8% as compared to the corresponding period in 2020. Both quarters presented strong licensing execution and healthy environment, which in 2021 translated to strong wireless connectivity design wins. Royalties increased by 21% year-over-year, ahead of our expectations.

Our five largest customers accounted for 64% of our total revenues for the first quarter of 2021, as compared to 45% for the comparable period in 2020. Three customers accounted for 23%, 14% and 12% of our total revenues for the first quarter of 2021, as compared to one customer that accounted for 16% of our total revenues for the first quarter of 2020. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 14% of our total revenues for the first quarter of 2021, as compared to 9.6% for comparable period in 2020. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2021, and collectively represented 61% of our total royalty revenues for the first quarter of 2021. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2020, and collectively represented 70% of our total royalty revenues for the first quarter of 2020. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2021	First Quarter 2020

Connectivity products	82%	76%
Smart sensing products	18%	24%

Licensing and Related Revenues

Licensing and related revenues were $14.4 million for the first quarter of 2021, representing a slight decrease of 1% as compared to $14.5 million in the first quarter of 2020. Both quarters represented strong licensing execution and chip design environments. In 2021, we experienced high demand for the licensing for our connectivity products associated mainly with Bluetooth and Wi-Fi technologies for a variety of IoT devices for smart home and mobile devices, while in 2020, we saw strong traction in the markets for communication technologies like 5G RAN and for our smart sensing technologies.

Eleven license agreements were concluded during the first quarter of 2021, all of which were for connectivity products. Two of the eleven deals were with first time customers. Customers’ target applications include 5G reduced capability (RedCap) connectivity and Bluetooth, Wi-Fi and ultra-wide band (UWB) connectivity for a range of IoT, smartphones and smart home devices. Geographically, ten of the deals signed were in China, and one was elsewhere in the Asia-Pacific region. The licensing environment continues to be healthy. Based on good demand for our technology base, DSPs, coupled with our core competencies and customer relationships, we believe that we are well positioned to capitalize on secular growth in the IoT space.

Licensing and related revenues accounted for 57% of our total revenues for the first quarter of 2021, as compared to 61% for the comparable period of 2020.

Royalty Revenues

Royalty revenues were $11.0 million for the first quarter of 2021, representing an increase of 21% as compared to the corresponding period in 2020. Royalty revenues accounted for 43% of our total revenues for the first quarter of 2021, as compared to 39% for the comparable period of 2020. The increase in royalty revenues for the first quarter of 2021 reflects robust demand for our consumer and IoT products and above seasonal demand in smartphones, both ahead of our expectations. We believe our customers are facing tight supply constraints, as with most of the industry, and we are working hard to expedite shipments for high-demand products.

Our customers reported sales of 341 million chipsets incorporating our technologies for the first quarter of 2021, an increase of 31% from the corresponding period in 2020 for actual shipments reported.

The five largest royalty-paying customers accounted for 70% of our total royalty revenues for the first quarter of 2021, as compared to 79% for the comparable period of 2020.

Geographic Revenue Analysis

	First Quarter 2021		First Quarter 2020
	(in millions, except percentages)
United States	$3.9	16%	$3.3	14%
Europe and Middle East (1)	$1.1	4%	$5.1	22%
Asia Pacific (2)	$20.4	80%	$15.2	64%

(1) Germany	*)	*)	$4.0	17%
(2) China	$17.3	68%	$12.1	51%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.4 million for the first quarter of 2021, as compared to $2.8 million for the comparable period of 2020. Cost of revenues accounted for 9% of our total revenues for the first quarter of 2021, as compared to 12% for the comparable period of 2020. The decrease for the first quarter of 2021 principally reflected lower customization work for our licensees. Included in cost of revenues for the first quarter of 2021 was a non-cash equity-based compensation expense of $143,000, as compared to $158,000 for the comparable period of 2020.

Gross Margin

Gross margin for the first quarter of 2021 was 91%, as compared to 88% for the comparable period of 2020. The increase for the first quarter of 2021 mainly reflected higher royalty revenues and lower cost of revenues as set forth above.

Operating Expenses

Total operating expenses were $24.4 million for the first quarter of 2021, as compared to $22.5 million for the comparable period of 2020. The net increase in total operating expenses for the first quarter of 2021 principally reflected higher salary and employee-related costs, mainly due to higher headcount and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, partially offset by lower allowance for credit losses.

Research and Development Expenses, Net

Our research and development expenses, net, were $17.6 million for the first quarter of 2021, as compared to $15.1 million for the comparable period of 2020. The net increase for the first quarter of 2021 principally reflected higher salary and employee-related costs, mainly due to higher headcount and higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro. Included in research and development expenses for the first quarter of 2021 were non-cash equity-based compensation expenses of $1,685,000, as compared to $1,623,000 for the comparable period of 2020. Research and development expenses as a percentage of our total revenues were 69% for the first quarter of 2021, as compared to 64% for the comparable period of 2020. The percentage increase for the first quarter of 2021, as compared to the comparable period of 2020, was due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable period of 2021 and 2020.

The number of research and development personnel was 313 at March 31, 2021, as compared to 298 at March 31, 2020.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.3 million for the first quarter of 2021, as compared to $3.2 million for the comparable period of 2020. The slight increase for the first quarter of 2021 primarily reflected higher salary and employee-related costs, partially offset by lesser travel due to COVID-19. Included in sales and marketing expenses for the first quarter of 2021 were non-cash equity-based compensation expenses of $418,000, as compared to $451,000 for the comparable period of 2020. Sales and marketing expenses as a percentage of our total revenues were 13% for both the first quarter of 2021 and 2020.

The total number of sales and marketing personnel was 34 at both March 31, 2021 and March 31, 2020.

General and Administrative Expenses

Our general and administrative expenses were $2.9 million for the first quarter of 2021, as compared to $3.7 million for the comparable period of 2020. The decrease for the first quarter of 2021 primarily reflected lower allowance for credit losses. Included in general and administrative expenses for the first quarter of 2021 were non-cash equity-based compensation expenses of $952,000, as compared to $875,000 for the comparable period of 2020. General and administrative expenses as a percentage of our total revenues were 11% for the first quarter of 2021, as compared to 16% for the comparable period of 2020.

The number of general and administrative personnel was 32 at March 31, 2021, as compared to 33 at March 31, 2020.

Amortization of intangible assets

Our amortization charges was $0.6 million for both the first quarter of 2021 and the comparable period of 2020. The amortization charges for the first quarter of both 2021 and 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) a technology investment in Immervision. For more information about our intangible assets, see Notes 7 to the interim condensed consolidated financial statements for the three months ended March 31, 2021.

Financial Income, Net (in millions)

	First Quarter 2021	First Quarter 2020
Financial income, net	$0.04	$0.83
of which:
Interest income and gains and losses from marketable securities, net	$0.45	$0.85
Foreign exchange loss	$(0.41)	$(0.02)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2021, principally reflected lower yields, offset with higher combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to Crédit Impôt Recherche (CIR), which is generally refunded every three years. This has resulted in an increase in foreign exchange loss during the first quarter of 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

Provision for Income Taxes

Our income tax expenses was $2.3 million for the first quarter of 2021, as compared to income tax expenses of $0.4 million for the comparable period of 2020. The increase for the first quarter of 2021 primarily reflected a significant increase in income earned in France, which has a relatively high corporate tax rate.

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our corporate tax rate, our deferred income taxes, and the taxation of foreign earnings. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our business and financial condition.

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France. Currently, our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. Starting in 2020 and continuing into 2021, our French subsidiary was in a profit position and local French tax rate of 26.5% was applied, that is significantly higher than the Company’s overall blended tax rate.

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

The new tax track under the Amendment, which is applicable to our Israeli subsidiary, is the “Technological Preferred Enterprise.” Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (NIS). A Technological Preferred Enterprise, as defined in the Amendment, that is located in the center of Israel (where our Israeli subsidiary is currently located), is taxed at a rate of 12% on profits deriving from intellectual property. Any dividends distributed to “foreign companies,” as defined in the Amendment, deriving from income from technological enterprises will be taxed at a rate of 4%. We are applying the Technological Preferred Enterprise tax track for our Israeli subsidiary from tax year 2020 and onwards.

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

See our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had approximately $53.6 million in cash and cash equivalents, $8.4 million in short term bank deposits, $83.9 million in marketable securities, and $28.2 million in long term bank deposits, totaling $174.1 million, as compared to $159.7 million at December 31, 2020. The increase for the first three months of 2021 principally reflected cash provided by operations.

Out of total cash, cash equivalents, bank deposits and marketable securities of $174.1 million, $150.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2021, we invested $6.8 million of cash in marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $24.0 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any credit losses during the first three months of 2021. For more information about our marketable securities, see Notes 5 to the interim condensed consolidated financial statements for the three months ended March 31, 2021.

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

Operating Activities

Cash provided by operating activities for the first three months of 2021 was $15.2 million and consisted of net loss of $3.6 million, adjustments for non-cash items of $5.2 million, and changes in operating assets and liabilities of $13.6 million. Adjustments for non-cash items primarily consisted of $1.5 million of depreciation and amortization of intangible assets and $3.2 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $6.6 million, an increase in deferred revenues of $1.0 million, and an increase of accrued payroll and related benefits of $8.9 million (mainly due to increase in employee’s tax liabilities related to exercise of stock-based awards), partially offset by an increase in prepaid expenses and other assets of $1.3 million (mainly as a result of payment of a yearly design tool subscription), an increase in deferred taxes, net of $1.0 million and a decrease in accrued expenses and other payables of $0.5 million.

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

Investing Activities

Net cash provided by investing activities for the first three months of 2021 was $16.2 million, compared to $2.9 million of net cash used in investing activities for the comparable period of 2020. We had a cash outflow of $6.8 million and a cash inflow of $11.0 million with respect to investments in marketable securities during the first three months of 2021, as compared to a cash outflow of $13.1 million and a cash inflow of $9.2 million with respect to investments in marketable securities during the first three months of 2020. For the first three months of 2021, we had proceeds of $13.0 million from bank deposits, as compared to net proceeds of $2.0 million from bank deposits for the comparable period of 2020. We had a cash outflow of $1.1 million and $0.8 million during the first three months of 2021 and 2020, respectively, from purchase of property and equipment. For the first three months of 2020, we had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

Financing Activities

Net cash provided by financing activities for the first three months of 2021 was $1.6 million, as compared to $3.4 million of net cash used in financing activities for the comparable period of 2020.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during the first three months of 2021. During the first three months of 2020, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. As of March 31, 2021, we had 497,608 shares available for repurchase.

During the first three months of 2021, we received $1.6 million from the exercise of stock-based awards, as compared to $1.4 million received for the comparable period of 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $411,000 and $19,000 for the first quarter of 2021 and 2020, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2021 and 2020, we recorded accumulated other comprehensive loss of $25,000 and accumulated other comprehensive gain of $177,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2021, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $25,000, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net loss of $22,000 for the first quarter of 2021, and a net gain of $0 for the comparable period of 2020, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of March 31, 2021, we believe the losses associated with our investments are temporary and no credit loss was recognized during the first three months of 2021. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.45 million for the first quarter of 2021, as compared to $0.85 million for the comparable period of 2020. The decrease in interest income, and gains and losses from marketable securities, net, during the first quarter of 2021, principally reflected lower yields, offset with higher combined cash, bank deposits and marketable securities balances held.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10K for the fiscal year ended December 31, 2020 other than changes to the Risk Factors below entitled: (1) “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (6) “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (7) “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (8) “Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry;” and (9) “Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.”

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

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;
●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers;
●	delays in ratification of standards for Bluetooth, Wi-Fi or NB-IoT that can affect the introduction of new products;
●	constraints on chip manufacturing capacity due to high demand or shutdowns of semiconductor fabrication plants and other manufacturing facilities; and
●	reductions in demand for consumer and digital devices due to lockdowns or overall financial difficulties resulting from the ongoing COVID-19 pandemic.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020 the worldwide COVID-19 pandemic and the excepted recovery in economic activities created strong demand for chips that significantly surpasses  the supply capacity for digital connectivity and consumer devices, causing long lead times . This environment events may continue  throughout 2021 and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. One customer, UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 14% and 9.6% of our total revenues for the first quarter of 2021 and 2020, respectively. Sales to UNISOC also accounted for 14%, 15% and 15% of our total revenues for 2020, 2019 and 2018, respectively, and sales to Intel represented 15%, 19% and 19% of our total revenues for 2020, 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first quarter of 2021 and 2020, and collectively represented 61% and 70% of our total royalty revenues for the first quarter of 2021 and 2020, respectively. In addition, four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 43% and 39% of our total revenues for the first quarter of 2021 and 2020, respectively. In addition, royalty revenues were approximately 48%, 45% and 48% of our total revenues for 2020, 2019 and 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Approximately 84% and 86% of our total revenues for the first quarter of 2021 and 2020, respectively, were derived from customers located outside of the United States, and approximately 79% of our total revenues for 2020, 81% for 2019 and 89% for 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $313,000 and $339,000 in the first quarter of 2021 and 2020, respectively, and we recorded an aggregate of $3,042,000, $5,843,000 and $3,510,000 in 2020, 2019 and 2018, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs through 2019, and the “Technological Preferred Enterprise” status of our facilities and programs since 2020. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2021) and could be required to refund tax benefits already received. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $17.6 million and $15.1 million for the first quarter of 2021 and 2020, respectively, and approximately $62.0 million, $52.8 million and $47.8 million for 2020, 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability.  Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. The semiconductor industry has also faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic (both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations) as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions.  Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges faced by the industry.  Volatility or declines in the semiconductor industry could cause substantial fluctuations or declines in our revenues and results of operations.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France.  A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France.  Currently, our Israeli and Irish subsidiaries are taxed at rates lower than the U.S. tax rates. Our French entity tax rate is 26.5% and higher than current U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected.  Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, specifically due to higher taxes in France.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

10.1#*	2021 Incentive Plan for Issachar Ohana, EVP Worldwide Sales (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 19, 2021).

10.2#	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 19, 2021).

10.3#	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 19, 2021).

10.4#	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 19, 2021).

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer

31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan or arrangement.
*	Confidential portions of this document have been redacted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2021	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: May 10, 2021	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)