Form 10-Q
period 2021-06-30
CEVA INC
filed 2021-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,944,591 of common stock, $0.001 par value, as of August 3, 2021.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our licensing business is solid with a diverse customer base and myriad target markets;

●	Our belief that the licensing environment continues to be healthy with strong demand for our product portfolio, in particular our wireless connectivity technologies in China;

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

●

Our belief that the growing market potential for voice assisted devices, in particular for TWS ear buds, offers an additional growth segment for us and that our highly integrated connectivity, processor and the BlueBud platform, plus our proven track record in audio/voice processing, put us in a strong position to power audio and voice roadmaps across a new range of addressable end markets;

●

Our belief that our SensPro™ scalable DSP architecture enables us to address the proliferation of smart sensor devices, strengthen our market positions and expand our content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

●

Our belief that our unique capability to combine wireless, audio and IMUs into our Bluetooth, audio DSP and software for voice, sound and motion sensing products puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, speakers, smartwatches and more;

●	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new licensing and royalty drivers for the company in the coming years;

●

Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 600 million units by 2025;

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, Smart TVs and many other smart sensing products;

●

Our belief that our Bluetooth, Wi-Fi, UWB, NB-IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, and our ability to offer customers optimized, turnkey IP solutions that combine CEVA’s standard, off-the-shelf IP together with Intrinsix’s NRE design capabilities in RF, mixed-signal, security, high complexity digital design, chiplets and more;

●

Our belief that our Bluetooth, Wi-Fi, UWB, NB-IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, and our ability to offer customers optimized, turnkey IP solutions that combine CEVA’s standard, off-the-shelf IP together with Intrinsix’s NRE design capabilities in RF, mixed-signal, security, high complexity digital design, chiplets and more;

●

Our expectation of significant growth in royalty revenues derived from base station and IoT applications over the next few years, which will be comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN, and that royalty ASP of our other products will be in between the two ranges;

●	Our efforts with respect to managing demand, supply chain disruptions and shortages;

●	Our expectations regarding competition;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$26,706	$21,143
Short-term bank deposits	25,070	20,233
Marketable securities	75,324	88,754
Trade receivables (net of allowance for credit losses of $352 and $300 as of June 30, 2021 and December 31, 2020, respectively)	26,697	31,224
Prepaid expenses and other current assets	7,451	6,205
Total current assets	161,248	167,559
Long-term assets:
Bank deposits	10,167	29,529
Severance pay fund	10,210	10,535
Deferred tax assets, net	13,220	10,826
Property and equipment, net	7,421	7,586
Operating lease right-of-use assets	8,211	9,052
Goodwill	75,979	51,070
Intangible assets, net	14,753	10,836
Investments in non-marketable equity securities	936	936
Other long-term assets	8,480	9,023
Total long-term assets	149,377	139,393
Total assets	$310,625	$306,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,077	$894
Deferred revenues	4,382	2,434
Accrued expenses and other payables	5,458	3,843
Accrued payroll and related benefits	14,301	18,040
Operating lease liabilities	3,063	2,969
Total current liabilities	29,281	28,180
Long-term liabilities:
Accrued severance pay	10,606	11,226
Operating lease liabilities	4,718	5,772
Other accrued liabilities	1,004	885
Total long-term liabilities	16,328	17,883
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at June 30, 2021 (unaudited) and December 31, 2020. 22,833,120 and 22,260,917 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	23	22
Additional paid in-capital	230,083	233,172
Treasury stock at cost (762,040 and 1,334,243 shares of common stock at June 30, 2021 (unaudited) and December 31, 2020, respectively)	(17,210)	(30,133)
Accumulated other comprehensive income	239	478
Retained earnings	51,881	57,350
Total stockholders’ equity	265,016	260,889
Total liabilities and stockholders’ equity	$310,625	$306,952

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Licensing, NRE and related revenue	$29,932	$28,025	$15,535	$13,530
Royalties	25,927	19,196	14,922	10,076
Total revenues	55,859	47,221	30,457	23,606
Cost of revenues	6,074	5,756	3,693	3,005
Gross profit	49,785	41,465	26,764	20,601
Operating expenses:
Research and development, net	35,050	30,092	17,457	14,979
Sales and marketing	6,195	6,061	2,893	2,893
General and administrative	7,039	7,327	4,159	3,663
Amortization of intangible assets	1,243	1,157	667	575
Total operating expenses	49,527	44,637	25,176	22,110
Operating income (loss)	258	(3,172)	1,588	(1,509)
Financial income, net	392	1,669	356	838
Income (loss) before taxes on income	650	(1,503)	1,944	(671)
Income tax expense	3,965	772	1,629	419
Net income (loss)	$(3,315)	$(2,275)	$315	$(1,090)

Basic net income (loss) per share	$(0.15)	$(0.10)	$0.01	$(0.05)
Diluted net income (loss) per share	$(0.15)	$(0.10)	$0.01	$(0.05)

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	22,685	22,006	22,823	22,017
Diluted	22,685	22,006	23,140	22,017

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss):	$(3,315)	$(2,275)	$315	$(1,090)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(284)	184	173	962
Reclassification adjustments for (gains) losses included in net (income) loss	(15)	15	(15)	13
Net change	(299)	199	158	975
Cash flow hedges:
Changes in unrealized gains (losses)	36	357	86	156
Reclassification adjustments for gains included in net income (loss)	(36)	(162)	(58)	(162)
Net change	—	195	28	(6)
Other comprehensive income (loss) before tax	(299)	394	186	969
Income tax expense (benefit) related to components of other comprehensive income (loss)	(60)	55	40	187
Other comprehensive income (loss), net of taxes	(239)	339	146	782
Comprehensive income (loss)	$(3,554)	$(1,936)	$461	$(308)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
Six months ended June 30, 2021	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,315)	(3,315)
Other comprehensive loss	—	—	—	—	(239)	—	(239)
Equity-based compensation	—	—	6,104	—	—	—	6,104
Issuance of treasury stock upon exercise of stock-based awards	572,203	1	(9,193)	12,923	—	(2,154)	1,577
Balance as of June 30, 2021	22,833,120	$23	$230,083	$(17,210)	$239	$51,881	$265,016

	Common stock					Accumulated
Three months ended June 30, 2021	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2021	22,811,090	$23		$227,671	$(17,708)	$93	$51,570	$261,649
Net income	—	—		—	—	—	315	315
Other comprehensive income	—	—		—	—	146	—	146
Equity-based compensation	—	—		2,906	—	—	—	2,906
Issuance of treasury stock upon exercise of stock-based awards	22,030	—	(*)	(494)	498	—	(4)	—
Balance as of June 30, 2021	22,833,120	$23		$230,083	$(17,210)	$239	$51,881	$265,016

	Common stock					Accumulated
Six months ended June 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(2,275)	(2,275)
Other comprehensive income	—	—		—	—	339	—	339
Equity-based compensation	—	—		6,524	—	—	—	6,524
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	399,735	—	(*)	(6,035)	8,973	—	(1,522)	1,416
Balance as of June 30, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381

	Common stock					Accumulated
Three months ended June 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2020	21,999,660	$22		$225,583	$(36,033)	$(349)	$60,049	$249,272
Net loss	—	—		—	—	—	(1,090)	(1,090)
Other comprehensive income	—	—		—	—	782	—	782
Equity-based compensation	—	—		3,417	—	—	—	3,417
Issuance of treasury stock upon exercise of stock-based awards	37,052	—	(*)	(506)	836	—	(330)	—
Balance as of June 30, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381

(*)         Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,315)	$(2,275)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,636	1,622
Amortization of intangible assets	1,383	1,298
Equity-based compensation	6,104	6,524
Realized loss (gain), net on sale of available-for-sale marketable securities	(15)	15
Amortization of premiums on available-for-sale marketable securities	233	197
Unrealized foreign exchange (gain) loss	371	(158)
Changes in operating assets and liabilities:
Trade receivables	6,479	8,526
Prepaid expenses and other assets	566	3
Operating lease right-of-use assets	841	806
Accrued interest on bank deposits	82	102
Deferred tax, net	(2,205)	(2,518)
Trade payables	971	384
Deferred revenues	774	179
Accrued expenses and other payables	(188)	(213)
Accrued payroll and related benefits	(4,127)	(1,218)
Operating lease liability	(875)	(824)
Accrued severance pay, net	(284)	171
Net cash provided by operating activities	8,431	12,621

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (see note 3)	(30,364)	—
Acquisition of business	—	(204)
Purchase of property and equipment	(1,260)	(1,378)
Investment in bank deposits	—	(10,393)
Proceeds from bank deposits	14,489	12,393
Investment in available-for-sale marketable securities	(14,445)	(21,521)
Proceeds from maturity of available-for-sale marketable securities	17,323	10,636
Proceeds from sale of available-for-sale marketable securities	10,035	8,446
Net cash used in investing activities	(4,222)	(2,021)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,780)
Proceeds from exercise of stock-based awards	1,577	1,416
Net cash provided by (used in) financing activities	1,577	(3,364)
Effect of exchange rate changes on cash and cash equivalents	(223)	(60)
Increase in cash and cash equivalents	5,563	7,176
Cash and cash equivalents at the beginning of the period	21,143	22,803
Cash and cash equivalents at the end of the period	$26,706	$29,979

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$4,711	$3,264
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$100	$208
Right-of-use assets obtained in the exchange for operating lease liabilities	$578	$198

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

CEVA’s recently acquired Intrinsix Corp. business expands its market reach to the Aerospace and Defense market, which the Company believes will allow it to offer optimized, full turnkey IP solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”)issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the period ended June 30, 2021. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

NOTE 3: ACQUISITION OF INTRINSIX

On May 31, 2021 (the “closing date”), the Company acquired 100% of the equity shares of Intrinsix Corp. (“Intrinsix”), a leading chip design specialist. The Company acquired Intrinsix pursuant to the Agreement and Plan of Merger, made and entered into on May 9, 2021 (the “Merger Agreement”), by and among the Company, Northstar Merger Sub, Inc., Intrinsix and Shareholder Representative Services LLC, for $33,569 in cash (“the Merger Consideration”), with $26,704 paid at closing and $4,260 held in escrow to satisfy indemnification claims, if any. As part of the Merger Agreement, the Company entered into holdback agreements with the Chief Executive Officer and the Chief Technology Officer of Intrinsix pursuant to which $2,605, representing 25% of the Merger Consideration payable to each of them in respect of their equity in Intrinsix, is being held back and, subject to their respective continued employment with the Company, released to them over a period of twenty-four (24) months after closing of the acquisition (the “Holdback Merger Consideration”).

In addition, the Company incurred acquisition-related costs in an amount of $896, which were included in general and administrative expenses for the three and six months ended June 30, 2021.

The acquisition has been accounted in accordance with FASB Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Intrinsix acquired in the acquisition, based on their fair values on the closing date. The estimated fair values are preliminary and based on information that was available as of the closing date. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets. Thus, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the closing date.

The results of operations of the combined business, including the acquired business, have been included in the condensed consolidated financial statements as of the closing date. The primary rationale for this acquisition was (1) extending the Company’s market reach into the sustainable and sizeable aerospace & defense space, (2) increasing the Company’s content in customers’ designs and accordingly increasing the license and royalty revenue opportunity by offering turnkey IP platforms that can combine the Company’s off-the-shelf connectivity and smart sensing IP with Intrinsix’s NRE design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more, and (3) expanding the Company’s IP portfolio with secure processor IP for IoT devices and Heterogeneous SoC interface IP for the growing adoption of chiplets, which offer a faster and less expensive alternative to the high R&D costs and complexities associated with monolithic IC developments. A significant portion of the acquisition price was recorded as goodwill due to the synergies with Intrinsix.

The preliminary purchase price allocation for the acquisition has been determined as follows:

Net assets (including cash in the amount of $600)	$755
Intangible assets	5,300
Goodwill	24,909
Total assets	$30,964

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The estimated fair value and weighted average estimated useful life of the acquired intangible assets are as follows:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years
Customer relationships	$4,820	5.5
Customer backlog	262	1.5
Patents	218	5.0
Total identifiable intangible assets	$5,300

The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the acquisition on January 1, 2020. The unaudited pro forma financial information has been calculated after adjusting the Company’s results and those of Intrinsix, including: (i) Holdback Merger Consideration  costs; (ii) amortization expense from acquired intangible assets; and (iii) interest income and unrealized gains on equity securities included in the statement of income of Intrinsix, which were specifically excluded from the acquisition of Intrinsix, and the respective income tax effects of such adjustments. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective fiscal years, nor is it necessarily indicative of future results of operations of the combined company.

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Pro forma total revenues	$64,550	$56,999	$33,336	$28,334
Pro forma net income (loss)	(5,003)	(3,085)	(1,109)	(1,540)

NOTE 4: REVENUE RECOGNITION

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

	Remainder of 2021	2022
License and related revenues	$12,452	$2,213

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Six months ended June 30, 2021 (unaudited)			Three months ended June 30, 2021 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$5,294	$5,204	$10,498	$4,722	$1,826	$6,548
Europe and Middle East	833	1,172	2,005	410	496	906
Asia Pacific	23,805	19,551	43,356	10,403	12,600	23,003
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$22,518	$20,192	$42,710	$9,713	$12,087	$21,800
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	7,414	5,735	13,149	5,822	2,835	8,657
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

Timing of revenue recognition
Products transferred at a point in time	$24,052	$25,927	$49,979	$12,064	$14,922	$26,986
Products and services transferred over time	5,880	—	5,880	3,471	—	3,471
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

	Six months ended June 30, 2020 (unaudited)			Three months ended June 30, 2020 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$4,749	$1,170	$5,919	$1,967	$657	$2,624
Europe and Middle East	4,633	9,315	13,948	3,574	5,271	8,845
Asia Pacific	18,643	8,711	27,354	7,989	4,148	12,137
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$22,858	$15,285	$38,143	$11,931	$8,243	$20,174
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	5,167	3,911	9,078	1,599	1,833	3,432
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

Timing of revenue recognition
Products transferred at a point in time	$21,306	$19,196	$40,502	$10,268	$10,076	$20,344
Products and services transferred over time	6,719	—	6,719	3,262	—	3,262
Total	$28,025	$19,196	$47,221	$13,530	$10,076	$23,606

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	June 30, 2021 (unaudited)	December 31, 2020

Trade receivables	$10,484	$14,765
Unbilled receivables (associated with licensing, NRE and related revenue)	2,742	5,479
Unbilled receivables (associated with royalties)	13,471	10,980
Deferred revenues (short-term contract liabilities)	4,382	2,434

The Company receives payments from customers based upon contractual payment schedules; trade receivables are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Unbilled receivables associated with licensing, NRE and other include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Unbilled receivables associated with royalties are recorded as the Company recognizes revenues from royalties earned during the quarter, but not yet invoiced, either by actual sales data received from customers, or, when applicable, by the Company’s estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

During the three and six months ended June 30, 2021, the Company recognized $678 and $1,772, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2021.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2021 (Unaudited)
Weighted average remaining lease term (years)	4.44
Weighted average discount rates	1.99%

Total operating lease cost and cash payments for operating leases were as follows:

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Operating lease cost	$1,499	$1,231	$758	$634
Cash payments for operating leases	1,598	1,345	799	752

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Maturities of lease liabilities are as follows:

The remainder of 2021	$1,582
2022	2,960
2023	1,311
2024	463
2025	475
2026 and thereafter	1,344
Total undiscounted cash flows	8,135
Less imputed interest	354
Present value of lease liabilities	$7,781

NOTE 6: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2021 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$10,269	$37	$(1)	$10,305

Available-for-sale - matures after one year through five years:
Corporate bonds	64,750	528	(259)	65,019
Total
	$75,019	$565	$(260)	$75,324

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,667	$49	$(7)	$12,709

Available-for-sale - matures after one year through five years:
Corporate bonds	75,483	667	(105)	76,045

Total	$88,150	$716	$(112)	$88,754

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2021 (unaudited)	$26,707	$(250)	$991	$(10)
As of December 31, 2020	$31,393	$(91)	$7,381	$(21)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

As of June 30 2021, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$43	$4	$43	$—
Gross realized losses from sale of available-for-sale marketable securities	$(28)	$(19)	$(28)	$(13)

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

Description	June 30, 2021 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$75,324	$—	$75,324	$—

Description	December 31, 2020	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$88,754	—	$88,754	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8: INTANGIBLE ASSETS, NET

		Six months ended June 30, 2021 (unaudited)			Year ended December 31, 2020
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix (estimated) (*)
Customer relationships	5.5	$4,820	$73	$4,747	$—	$—	$—
Customer backlog	1.5	262	15	247	—	—	—
Patents	5.0	218	4	214	—	—	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	1,696	1,822	3,518	1,262	2,256
Customer backlog	0.5	72	72	—	72	72	—
Core technologies	7.5	2,475	645	1,830	2,475	480	1,995

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	2,127	4,936	7,063	1,575	5,488

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (**)	7.0	1,961	1,004	957	1,961	864	1,097

Total intangible assets		$20,389	$5,636	$14,753	$15,089	$4,253	$10,836

(*) The estimated fair values are preliminary and based on information that was available as of the closing date (see note 3).

(**) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of June 30, 2021. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2021	$1,837
2022	3,661
2023	2,826
2024	2,772
2025	2,483
2026 and thereafter	1,174
$14,753

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 9: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.         Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Revenues based on customer location:
United States	$10,498	$5,919	$6,548	$2,624
Europe and Middle East (1)	2,005	13,948	906	8,845
Asia Pacific (2)	43,356	27,354	23,003	12,137
	$55,859	$47,221	$30,457	$23,606

(1) Germany	*)	$8,889	*)	$4,925
(2) China	$36,448	$21,628	$19,189	$9,554

*) Less than 10%

b.         Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Customer A	21%	*)	27%	*)
Customer B	10%	—	*)	—
Customer C	*)	18%	*)	20%
Customer D	*)	11%	*)	18%

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

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Numerator:
Net income (loss)	$(3,315)	$(2,275)	$315	$(1,090)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,685	22,006	22,823	22,017
Effect of stock -based awards	—	—	317	—
Diluted weighted average common stock outstanding	22,685	22,006	23,140	22,017

Basic net income (loss) per share	$(0.15)	$(0.10)	$0.01	$(0.05)
Diluted net income (loss) per share	$(0.15)	$(0.10)	$0.01	$(0.05)

The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 66,733 shares for the three months ended June 30, 2021. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 792,086 for the six months ended June 30, 2021. The total number of shares related to outstanding equity-based awards was 1,312,953 for both the three and six months ended June 30, 2020, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

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

A summary of the Company’s stock option and SAR activities and related information for the six months ended June 30, 2021, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2020	289,069	$22.42	3.6	$6,673
Granted	—	—
Exercised	(153,295)	24.79
Forfeited or expired	—	—
Outstanding as of June 30, 2021 (2)	135,774	$19.74	2.9	$3,742
Exercisable as of June 30, 2021 (3)	135,774	$19.74	2.9	$3,742

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 131,581 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 131,581 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2021, there were no unrecognized compensation expenses related to unvested stock options and SARs.

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

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2021, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	842,948	$29.30
Granted	263,697	47.63
Vested	(407,806)	26.08
Forfeited or expired	(42,527)	36.35
Unvested as of June 30, 2021	656,312	$38.22

As of June 30, 2021, there was $19,313 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Cost of revenue	$262	$314	$119	$156
Research and development, net	3,428	3,345	1,743	1,722
Sales and marketing	785	963	367	512
General and administrative	1,629	1,902	677	1,027
Total equity-based compensation expense	$6,104	$6,524	$2,906	$3,417

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Six months ended June 30
	2021 (unaudited)			2020 (unaudited)
Expected dividend yield			0%			0%
Expected volatility	39%	-	56%	32%	-	42%
Risk-free interest rate	0.1%	-	1.7%	1.5%	-	1.9%
Contractual term of up to (months)			24			24

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2021 and 2020.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2021, and December 31, 2020, the Company doesn’t hold any Hedging Contracts to sell U.S. dollars.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(25)	$1	$3
Foreign exchange forward contracts	36	382	85	153
	$36	$357	$86	$156

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$11	$—	$11
Foreign exchange forward contracts	(36)	(173)	(58)	(173)
	$(36)	$(162)	$(58)	$(162)

The Company recorded in cost of revenues and operating expenses a net gain of $58 and $36 during the three and six months ended June 30, 2021, respectively, and a net gain of $162 during both the comparable periods of 2020, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2021 (unaudited)			Three months ended June 30, 2021 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$118	$(25)	$93
Other comprehensive income (loss) before reclassifications	(224)	32	(192)	136	76	212
Amounts reclassified from accumulated other comprehensive income (loss)	(15)	(32)	(47)	(15)	(51)	(66)
Net current period other comprehensive income (loss)	(239)	—	(239)	121	25	146
Ending balance	$239	$—	$239	$239	$—	$239

	Six months ended June 30, 2020 (unaudited)			Three months ended June 30, 2020 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$(575)	$226	$(349)
Other comprehensive income before reclassifications	156	315	471	777	138	915
Amounts reclassified from accumulated other comprehensive income (loss)	11	(143)	(132)	10	(143)	(133)
Net current period other comprehensive income (loss)	167	172	339	787	(5)	782
Ending balance	$212	$221	$433	$212	$221	$433

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Unrealized gains (losses) on cash flow hedges	$1	$3	$1	$3	Cost of revenues
	32	142	51	142	Research and development
	1	5	2	5	Sales and marketing
	2	12	4	12	General and administrative
	36	162	58	162	Total, before income taxes
	4	19	7	19	Income tax expense
	32	143	51	143	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	15	(15)	15	(13)	Financial income (loss), net
	—	(4)	—	(3)	Income tax benefit
	15	(11)	15	(10)	Total, net of income taxes
	$47	$132	$66	$133	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 14: SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the three and six months ended June 30, 2021. The Company did not repurchase any shares of common stock during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. As of June 30, 2021, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies for a smarter, safer, connected world. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence. We have recently acquired Intrinsix, which provides for range of additional IP in the areas of mixed signal, RF, Security Heterogeneous System-on-Chip (SoC) interfaces.

Our IP products and solutions are licensed to customers who embed them into their SoC and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace & defense and medical.

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

We believe our recently acquired Intrinsix business will allow us to further support our customers with turnkey IP solutions that will combine CEVA and Intrinsix IP along with Intrinsix’s design capabilities toward on the creation of highly optimized IP, which in turn will strengthen relationships with customers, generate recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and DARPA and its IP offerings for processor security and chiplets will extend CEVA’s serviceable market and revenue base.

CEVA is a sustainability and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

We believe that our licensing business is solid with a diverse customer base and myriad target markets. Our state-of-the-art technology has shipped in more than 13 billion chips to date for a wide range of end markets. Every second, more than fifty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, fifteen of the eighteen licensing deals concluded in the second quarter were for wireless connectivity.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband and voice processing. Our key customers currently have a strong foothold in low-tier LTE smartphones and feature phones markets which continue to experience strong momentum.

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

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and NB-IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports. In the second quarter, we reached all-time record high shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs.

●

The growing market potential for voice assisted devices, as voice is becoming a primary user interface for IoT applications, including handsets, smart speaker, True Wireless Stereo (TWS) earbuds, AR &VR headsets, smartTVs, smart home and consumer devices, offers an additional growth segment for us. To better address this market, our WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs. These highly-integrated platforms, plus our proven track record in audio/voice processing with more than 7 billion audio chips shipped to date, put us in a strong position to power audio and voice roadmaps across this new range of addressable end markets.

●

Our unique capability to combine wireless, audio and IMUs into our Bluetooth, audio DSP and software for voice, sound and motion sensing products puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, speakers, smartwatches and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices. During the second quarter, we concluded our first BlueBud license agreement with a leading SoC vendor with a strong presence in wearables.

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 600 million units by 2025. This new DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications. We signed our first customers in 2020 for this new processor family, which are targeting automotive applications.

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

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, Smart TVs and many other smart sensing products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 150 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 137% year over year in the second quarter and royalty revenues were up 56% year over year in the same period. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

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

Despite the ongoing pandemic, we are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. We are further encouraged by recent indicators relating to our base station and IoT product category. During 2020, the world encountered new trends and different seasonality than what we have experienced in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus pose uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID-19 has had a negative impact. While the impact from COVID-19 on our financial results for the year ended December 31, 2020 and for the six months ended June 30, 2021 was not material, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the year 2021. For example, as of the date of this filing, while we see positive activity in our licensing and pipeline of deals, customers in the semiconductor space from whom we collect royalties are experiencing more pressure on their operations due to, among other reasons, longer manufacturing lead times as semiconductor demand surpasses supply and severe pandemic infections in large markets like India and Brazil may lead to lock downs and related reduction in economic activities. We will continue to closely monitor the effects of the ongoing pandemic on our operations, employees and customers.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $30.5 million and $55.9 million for the second quarter and first half of 2021, respectively, representing an increase of 29% and 18%, respectively, as compared to the corresponding periods in 2020 and an all-time high result for both periods of 2021. For the second quarter and first half of 2021, the increase was due to strong licensing execution and healthy environment where our IP portfolio continues to attract customers who rely on us to streamline and expedite their IoT and 5G strategies, alongside with the addition of non-recurring engineering (“NRE”) revenues from Intrinsix in the second quarter. The Intrinsix acquisition enables us to expand our market reach to the large aerospace & defense space and enrich our business model, offering key customers optimized solutions that take advantage of our differentiated IP and competencies in RF, mixed-signal and security IP solutions. We are excited by this new opportunity for CEVA and its customers.

Our five largest customers accounted for 50% and 49% of our total revenues for the second quarter and first half of 2021, respectively, as compared to 61% and 48% for the comparable periods in 2020. One customer accounted for 27% of our total revenues for the second quarter of 2021, as compared to two customers that accounted for 20% and 18% of our total revenues for the second quarter of 2020. Two customers accounted for 21% and 10% of our total revenues for the first half of 2021, as compared to two customers that accounted for 18% and 11% of our total revenues for the first half of 2020. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 27% and 21% of our total revenues for the second quarter and first half of 2021, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, one royalty paying customer represented 10% or more of our total royalty revenues for the second quarter of 2021, and three customers each represented 10% or more of our total royalty revenues for the first half of 2021, and collectively represented 49% and 63% of our total royalty revenues for the second quarter and first half of 2021, respectively. One royalty paying customer represented 10% or more of our total royalty revenues for the second quarter of 2020, and three customers each represented 10% or more of our total royalty revenues for the first half of 2020, and collectively represented 47% and 67% of our total royalty revenues for the second quarter and first half of 2020, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2021	First Half 2020	Second Quarter 2021	Second Quarter 2020

Connectivity products	76%	81%	72%	85%
Smart sensing products	24%	19%	28%	15%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $15.5 million and $29.9 million for the second quarter and first half of 2021, respectively, representing an increase of 15% and 7%, respectively, as compared to the corresponding periods in 2020. Both the second quarter and first half of 2021 represented strong licensing execution and record high results. Licensing, NRE and related revenues represented good diversity of our IP adoptions and target markets including first-time, NRE revenue from the Intrinsix business after we completed the acquisition late in the second quarter of 2021. In the second quarter and first half of 2021, we experienced high demand for our connectivity products associated mainly with Bluetooth and Wi-Fi technologies for a variety of IoT devices, alongside for our smart sensing products associated to AI-based voice assistant capabilities and our sensor fusion ICs for a range of UI and fitness applications, as well as the inclusion of the Intrinsix NRE revenues for the first time, partially offset by lower base station licensing revenues.

Seventeen license agreements were concluded during the second quarter of 2021, of which fourteen were for connectivity products and three for smart sensing. Six of the seventeen deals were with first time customers. Customers’ target applications and devices include TWS earbuds, 5G smartphones, surveillance equipment, Wi-Fi 6 and 5G for enterprise and industrial applications, and a range of IoT, hearables and medical devices. Geographically, nine of the deals signed were in China, five in the U.S, two in APAC and one was in Europe. With the Intrinsix team on board, we believe we are in early stage of a secular growth where our enriched proposition provides us with access to new markets and lucrative customers engagements.

Licensing and related revenues accounted for 51% and 54% of our total revenues for the second quarter and first half of 2021, as compared to 57% and 59% for the comparable period of 2020.

Royalty Revenues

Royalty revenues were $14.9 million and $25.9 million for the second quarter and first half of 2021, respectively, representing an increase of 48% and 35%, respectively, as compared to the corresponding periods in 2020. Royalty revenues accounted for 49% and 46% of our total revenues for the second quarter and first half of 2021, respectively, as compared to 43% and 41% for the comparable periods of 2020. The increase in royalty revenues for the second quarter and first half of 2021 reflects robust demand for almost all of CEVA’s powered devices, including Bluetooth, Wi-Fi and cellular IoT devices, base station 5G RAN, reflecting share gains and the resumption of capital investment in 5G networks by Chinese operators and smart sensing devices. Royalty revenue for the second quarter incorporates approximately $3.3 million due to us following our resolution of a disagreement on royalty rates. On the supply shortage, we are working hard, shoulder to shoulder with our customers and suppliers to meet the outstanding demand for chips enabled by our IP.

Our customers reported sales of 451 and 793 million chipsets incorporating our technologies for the second quarter and first half of 2021, respectively, an increase of 95% and 61%, respectively, from the corresponding periods in 2020 for actual shipments reported. These results represent all time high volume shipments across many of our product lines.

The five largest royalty-paying customers accounted for 78% and 75% of our total royalty revenues for the second quarter and first half of 2021, respectively, as compared to 76% and 77% for the comparable periods of 2020.

Geographic Revenue Analysis

	First Half 2021		First Half 2020		Second Quarter 2021		Second Quarter 2020
	(in millions, except percentages)				(in millions, except percentages)
United States	$10.5	19%	$5.9	12%	$6.5	21%	$2.6	11%
Europe and Middle East (1)	$2.0	3%	$13.9	30%	$0.9	3%	$8.9	38%
Asia Pacific (2)	$43.4	78%	$27.4	58%	$23.0	76%	$12.1	51%

(1) Germany	*)	*)	$8.9	19%	*)	*)	$4.9	21%
(2) China	$36.4	65%	$21.6	46%	$19.2	63%	$9.6	40%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.7 million and $6.1 million for the second quarter and first half of 2021, as compared to $3.0 million and $5.8 million for the comparable periods of 2020. Cost of revenues accounted for 12% and 11% of our total revenues for the second quarter and first half of 2021, respectively, as compared to 13% and 12% for the comparable periods of 2020. The increase for both the second quarter and first half of 2021 principally reflected higher service costs for our customers, mainly due to incorporating for the first time, salary and related NRE costs associated with the Intrinsix business. Included in cost of revenues for the second quarter and first half of 2021 was a non-cash equity-based compensation expense of $119,000 and $262,000, respectively, as compared to $156,000 and $314,000 for the comparable periods of 2020.

Gross Margin

Gross margin for the second quarter and first half of 2021 was 88% and 89%, respectively, as compared to 87% and 88%, for the comparable periods of 2020. The increase for both the second quarter and first half of 2021 mainly reflected higher royalty revenues, offset with higher cost of revenues as set forth above for the NRE-related Intrinsix costs.

Operating Expenses

Total operating expenses were $25.2 million and $49.5 million for the second quarter and first half of 2021, respectively, as compared to $22.1 million $44.6 million for the comparable periods of 2020. The net increase in total operating expenses for both the second quarter and first half of 2021 principally reflected (1) higher salary and employee-related costs, mainly due to higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) higher professional services cost associated with the Intrinsix transaction, and (3) lower Crédit Impôt Recherche (“CIR”) received from the French tax authorities, partially offset by lower allowance for credit losses and higher research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (“IIA”).

Research and Development Expenses, Net

Our research and development expenses, net, were $17.5 million and $35.1 million for the second quarter and first half of 2021, respectively, as compared to $15.0 million and $30.1 million for the comparable periods of 2020. The net increase for both the second quarter and first half of 2021 principally reflected (1) higher salary and employee-related costs, mainly due to higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, and (2) lower CIR received from the French tax authorities. The increase in research and development expenses was partially offset by higher research grants received, mainly from the IIA. Included in research and development expenses for the second quarter and first half of 2021, were non-cash equity-based compensation expenses of $1,743,000 and $3,428,000, as compared to $1,722,000 and $3,345,000 for the comparable periods of 2020. Research and development expenses as a percentage of our total revenues were 57% and 63% for the second quarter and first half of 2021, respectively, as compared to 63% and 64% for the comparable periods of 2020. The percentage decrease for the second quarter and first half of 2021, as compared to the comparable periods of 2020, was due to higher revenues, offset with the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2021 and 2020.

The number of research and development personnel was 305 at June 30, 2021, as compared to 307 at June 30, 2020.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million and $6.2 million for the second quarter and first half of 2021, respectively, as compared to $2.9 million and $6.1 million for the comparable periods of 2020. Included in sales and marketing expenses for the second quarter and first half of 2021 were non-cash equity-based compensation expenses of $367,000 and $785,000, respectively as compared to $512,000 and $963,000 for the comparable periods of 2020. Sales and marketing expenses as a percentage of our total revenues were 9% and 11% for the second quarter and first half of 2021, respectively, as compared to 12% and 13% for the comparable periods of 2020.

The total number of sales and marketing personnel was 38 at June 30, 2021, as compared to 35 at June 30, 2020.

General and Administrative Expenses

Our general and administrative expenses were $4.2 million and $7.0 million for the second quarter and first half of 2021, respectively, as compared to $3.7 million and $7.3 million for the comparable periods of 2020. The increase for the second quarter of 2021 primarily reflected higher professional services cost associated with the Intrinsix transaction, partially offset by lower allowance for credit losses and lower non-cash equity-based compensation expenses. The decrease for the first half of 2021 primarily reflected lower allowance for credit losses, partially offset by higher professional services cost associated with the Intrinsix transaction. Included in general and administrative expenses for the second quarter and first half of 2021 were non-cash equity-based compensation expenses of $677,000 and $1,629,000, as compared to $1,027,000 and $1,902,000 for the comparable periods of 2020. General and administrative expenses as a percentage of our total revenues were 14% and 13% for the second quarter and first half of 2021, respectively, as compared to 16% for both the comparable periods of 2020.

The number of general and administrative personnel was 43 at June 30, 2021, as compared to 33 at June 30, 2020.

Amortization of intangible assets

Our amortization charges were $0.7 million and $1.2 million for the second quarter and first half of 2021, respectively, as compared to $0.6 million and $1.2 million for the comparable periods of 2020. The amortization charges for the second quarter and first half of 2021 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of Intrinsix in May 2021, (2) the acquisition of the Hillcrest Labs business, and (3) a technology investment in Immervision. The amortization charges for the second quarter and first half of 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) a technology investment in Immervision. For more information about our intangible assets, see Notes 8 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2021.

Financial Income, Net (in millions)

	First Half 2021	First Half 2020	Second Quarter 2021	Second Quarter 2020
Financial income, net	$0.39	$1.67	$0.36	$0.84
of which:
Interest income and gains and losses from marketable securities, net	$0.81	$1.60	$0.37	$0.75
Foreign exchange income (loss)	$(0.42)	$0.07	$(0.01)	$0.09

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2021, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in an increase in foreign exchange loss during the first half of 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

Provision for Income Taxes

Our income tax expenses was $1.6 million and $4.0 million for the second quarter and first half of 2021, respectively, as compared to income tax expenses of $0.4 million and $0.8 million for the comparable periods of 2020. The increase for both the second quarter and first half of 2021, primarily reflected a significant increase in income earned in France, which has a relatively high corporate tax rate of 26.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had approximately $26.7 million in cash and cash equivalents, $25.1 million in short term bank deposits, $75.3 million in marketable securities, and $10.2 million in long term bank deposits, totaling $137.3 million, as compared to $159.7 million at December 31, 2020. The decrease for the first half of 2021 principally reflected approximately $30.4 million cash used for the acquisition of Intrinsix, net of cash acquired, partially offset by net cash provided by operations.

Out of total cash, cash equivalents, bank deposits and marketable securities of $137.3 million, $121.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2021, we invested $14.4 million of cash in marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $41.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). We did not recognize any credit losses during the first half of 2021. For more information about our marketable securities, see Note 6 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

Operating Activities

Cash provided by operating activities for the first half of 2021 was $8.4 million and consisted of net loss of $3.3 million, adjustments for non-cash items of $9.7 million, and changes in operating assets and liabilities of $2.0 million. Adjustments for non-cash items primarily consisted of $3.0 million of depreciation and amortization of intangible assets and $6.1 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $6.5 million, a decrease in prepaid expenses and other assets of $0.6 million, an increase in deferred revenues of $0.8 million, and an increase in trade payables of $1.0 million, partially offset by an increase in deferred taxes, net of $2.2 million (mainly due to an increase in withholding tax assets which can be utilized in future years) and a decrease in accrued payroll and related benefits of $4.1 million (mainly as a result of a yearly bonus payments).

Cash provided by operating activities for the first half of 2020 was $12.6 million and consisted of net loss of $2.3 million, adjustments for non-cash items of $9.5 million, and changes in operating assets and liabilities of $5.4 million. Adjustments for non-cash items primarily consisted of $2.9 million of depreciation and amortization of intangible assets and $6.5 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $8.5 million, partially offset by an increase in deferred taxes, net, of $2.5 million, and a decrease in accrued payroll and related benefits of $1.2 million

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, to some extent, funding from research and development government grants and French research tax credits, and interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities for the first half of 2021 was $4.2 million, compared to $2.0 million of net cash used in investing activities for the comparable period of 2020. We had a cash outflow of $14.4 million and a cash inflow of $27.4 million with respect to investments in marketable securities during the first half of 2021, as compared to a cash outflow of $21.5 million and a cash inflow of $19.1 million with respect to investments in marketable securities during the first half of 2020. For the first half of 2021, we had proceeds of $14.5 million from bank deposits, as compared to net proceeds of $2.0 million from bank deposits for the comparable period of 2020. We had a cash outflow of $1.3 million and $1.4 million during the first half of 2021 and 2020, respectively, from purchase of property and equipment. For the first half of 2021, we had a cash outflow, net of cash acquired, of $30.4 million for the acquisition of Intrinsix. For the first half of 2020, we had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

Financing Activities

Net cash provided by financing activities for the first half of 2021 was $1.6 million, as compared to $3.4 million of net cash used in financing activities for the comparable period of 2020.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during the first half of 2021. During the first half of 2021, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. As of June 30, 2021, we had 497,608 shares available for repurchase.

During the first half of 2021, we received $1.6 million from the exercise of stock-based awards, as compared to $1.4 million received for the comparable period of 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $5,000 and $416,000 for the second quarter and first half of 2021, respectively, and a foreign exchange gain of $89,000 and $70,000 for the comparable periods of 2020.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2021, we recorded accumulated other comprehensive gain of $25,000 and $0, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2020, we recorded accumulated other comprehensive loss of $5,000 and accumulated other comprehensive gain of $172,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2021, we had no unrealized gain (loss) from our forward and option contracts. We recognized a net gain of $57,000 and $36,000 for the second quarter and first half of 2021, respectively, and a net gain of $162,000 for both comparable periods of 2020, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of June 30, 2021, we believe the losses associated with our investments are temporary and no credit loss was recognized during the first half of 2021. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.36 million and $0.81 million for the second quarter and first half of 2021, respectively, as compared to $0.75 million and $1.60 million for the comparable periods of 2020. The decrease in interest income, and gains and losses from marketable securities, net, during both the second quarter and first half of 2021, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

●	we compete in the audio and voice applications market with Arm Limited, Cadence, Synopsys and Verisilicon; and
●	we compete for chip design services in our main markets with WiPro and Cyient, and in the aerospace and defense markets with Marvel, ASIC North and First Pass Engineering.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of signal processing IP performance, Intrinsix’s IP and NRE capabilities, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

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
●

lengthy and unpredictable project approval and funding timelines characteristic of government agencies and other customers in the aerospace and defense markets, coupled with the ability, and frequent election, of government agencies and their contractors to discontinue programs with little or no advance notice;

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

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020 the worldwide COVID-19 pandemic and the excepted recovery in economic activities created strong demand for chips that significantly surpasses the supply capacity for digital connectivity and consumer devices, causing long lead times. This environment events may continue throughout 2021 and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. One customer, UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 27% and 21% of our total revenues for the second quarter and first half of 2021, respectively. Sales to UNISOC also accounted for 14%, 15% and 15% of our total revenues for 2020, 2019 and 2018, respectively, and sales to Intel represented 15%, 19% and 19% of our total revenues for 2020, 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for both the first half of 2021 and 2020, and collectively represented 63% and 67% of our total royalty revenues for the first half of 2021 and 2020, respectively. In addition, four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on licensing and NRE revenues, which may vary period to period.

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

In addition, we recently acquired Intrinsix, which derives revenues primarily from non-recurring engineering (NRE) payments as well as certain IP licensing. We believe significant portions of our anticipated future revenues will likely depend upon our success in attracting new customers to Intrinsix’s IP and NRE services, or expanding our relationships with existing Intrinsix customers. Revenues recognized from such arrangements have historically varied significantly from period to period, depending on the number and size of deals closed during a quarter, as well as the timing of the approval and funding processes of U.S. government agencies and their contractors that can be lengthy and difficult to predict. In addition, some Intrinsix’s customers may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future customers for Intrinsix’s NRE business and IP would also impede our future revenue growth and could materially harm our business.

Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 49% and 46% of our total revenues for the second quarter and first half of 2021, respectively, as compared to 43% and 41% for the comparable periods of 2020. In addition, royalty revenues were approximately 48%, 45% and 48% of our total revenues for 2020, 2019 and 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

In addition, Intrinsix’s NRE hourly rates under existing and future agreements could be lower than currently anticipated for a variety of reasons, including, for example, U.S. government regulation changes and pricing pressures from competitors in the aerospace and defense markets. As a result, notwithstanding the existence of an agreement, our customers may demand that NRE rates, be lower than our historic rates. A significant decrease in our NRE rates could also materially adversely affect our operating results.

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

Approximately 81% of our total revenues for the first half of 2021, were derived from customers located outside of the United States, and approximately 79% of our total revenues for 2020, 81% for 2019 and 89% for 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

The sales cycle for our IP and NRE solutions is lengthy, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for our IP solutions and NRE services is lengthy, often lasting three to nine months. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. In addition, purchasing decisions also may be delayed because of a customer’s internal budget approval process or from the involvement of U.S. government agencies for project and budgetary approvals. Furthermore, given the current market conditions, we have less ability to predict the timing of our customers’ purchasing cycle and potential unexpected delays in such a cycle. Because of the lengthy sales cycle and potential delays, our dependence on a limited number of customers to generate a significant amount of revenues for a particular period and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

Because our IP solutions and NRE services are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

Our IP solutions and NRE services are complex and may contain errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers. Furthermore, the existence of any defects, errors or failure in our products could lead to product liability claims or lawsuits against us or against our customers. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which would have a negative impact on our financial condition and results of operations.

Intrinsix’s business relies heavily on contracts with U.S. government prime contractors, which exposes us to business volatility and risks, including government budgeting cycles and appropriations, potential early termination of contracts, procurement regulations, governmental policy shifts, security requirements, audits, investigations, sanctions and penalties.

Historically, Intrinsix has derived a significant portion of its revenues as a subcontractor to U.S. government prime contractors, and has had some contracts directly with the U.S. government. U.S federal government agencies, including the Department of Defense (DoD), are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process, which is often responsive to myriad factors, including changes in political or public support for security and defense programs, uncertainties associated with the current global threat environment and other geo-political matters, and adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. These and other factors could cause governmental agencies to reduce their engagements for Intrinsix products and services  under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

In addition, changes in federal law, government procurement policy, priorities, regulations, technology initiatives and/or requirements may also negatively impact our potential for growth in the aerospace and defense space markets. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, supply chain integrity, privacy, information protection, and cost accounting) can significantly increase our costs and risks and reduce our profitability.

As a company performing government contracts and subcontracts, we are also subject to additional regulations and compliance obligations, including related to accounting and billing, contract administration, government property, ethics and conflicts of interest, intellectual property, national security, and socioeconomic requirements. As a government contractor and subcontractor, we are and may become subject to audits, investigations, claims, disputes, enforcement actions. These matters could divert financial and management resources and result in administrative, civil or criminal litigation, arbitration or other legal proceedings and across a broad array of matters, and could in administrative, civil or criminal fines, penalties or other sanctions, non-monetary relief or actions such as suspension or debarement from government contracts or suspension of export/import privileges, and otherwise harm our business and our ability to obtain and retain government contract-related awards. An investigation, claim, dispute, enforcement action or litigation, even if unsubstantiated or fully indemnified or insured, could also negatively impact our reputation, thereby making it substantially more difficult to compete successfully for business, obtain and retain awards or obtain adequate insurance in the future, and could have a material adverse effect on our business, financial condition and results of operations.

Our success will depend on our ability to successfully manage our geographically dispersed operations.

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, the United Kingdom and United States (following our acquisitions of Intrinsix in May 2021 and the Hillcrest Labs business from InterDigital in July 2019). Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,716,000 and $1,013,000 in the first half of 2021 and 2020, respectively, and we recorded an aggregate of $3,042,000, $5,843,000 and $3,510,000 in 2020, 2019 and 2018, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $35.1 million and $30.1 million for the first half of 2021 and 2020, respectively, and approximately $62.0 million, $52.8 million and $47.8 million for 2020, 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

The markets for signal processing IPs are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, and requiring significant expenditure for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards, on a timely basis, meet the specific technical requirements of our end-users or avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our business. Further, we cannot assure you that the markets we chose to invest in will continue to be significant sources of revenue in the future. For example, while we have acquired Intrinsix in part to enter the aerospace and defense market, we could fail to realize the benefits of the acquisition of the U.S. government reduces spending on defense research.

We may face difficulties in integrating Intrinsix into our business and offering turnkey IP solutions.

We completed our acquisition of Intrinsix in the second quarter of 2021. We believe this acquisition will allow us to further support our customers with optimized, turnkey IP solutions that will combine CEVA and Intrinsix IP along with Intrinsix’s design capabilities toward on the creation of highly optimized IP, which in turn will strengthen relationships with customers, generate recurrent royalties and more. However, we may not be able effectively manage the integration of acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition, which may prevent us from achieving anticipated benefits from the acquisition. In addition, our efforts to with respect to turnkey IP services and solutions will take longer than normal sales cycles as we move up the management levels of our customers and sell, generally, a more complex product and service combination. Succeeding in these efforts will require additional investment, training and changes that will introduce additional risk, cost and may introduce the possibility to customers that we are now competitors. If we do not succeed in these efforts, we will not reap the anticipated benefits of our acquisition of Intrinsix, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant operations in Israel, as well operations in the Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Currently, our Israeli and Irish subsidiaries are taxed at rates lower than the U.S. tax rates. Our French entity tax rate is 26.5% and higher than current U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in the first quarter of 2021, specifically due to higher taxes in France.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended June 30, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated May 9, 2021, by and among the Registrant, Northstar Merger Sub, Inc. Intrinsix Corp., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2021).
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*

Exhibits and schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: August 9, 2021	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)
Date: August 9, 2021	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)