Form 10-Q
period 2021-09-30
CEVA INC
filed 2021-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number: 000-49842

CEVA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15245 Shady Grove Road, Suite 400, Rockville, MD 20850	20850
(Address of Principal Executive Offices)	(Zip Code)

(240)-308-8328

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 per share	CEVA	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,973,852 of common stock, $0.001 par value, as of November 3, 2021.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	5
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	6
	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	7
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020	8
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	9
	Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	47
Item 6	Exhibits	47
SIGNATURES		48

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our IP licensing business and Intirnsix design services are solid with a diverse customer base and myriad target markets;

●	Our belief that the IP licensing environment continues to be healthy with strong demand for our product portfolio, in particular our wireless connectivity technologies in China;

●

Our belief that the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and sensing products during the recent period illustrates the industry demand for our diverse IP portfolio;

●

Our belief that our PentaG platform for 5G handsets and 5Gcellular IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our specialization and technological edge in signal processing platforms for 5G RAN put us in a strong position to capitalize on the growing 5G RAN across its new form factors, as well as small cells and private networks;

●	Our belief that the growing market for TWS ear buds and smartwatches, and AR and VR headsets and other voice assisted devices, offers an incremental growth segment for us;

●

Our belief that our SensPro™ scalable DSP architecture strengthens our market positions and enables us to expand our content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

●

Our belief that our unique capability to combine our Bluetooth IP, audio DSP IP, and software for voice, sound and motion sensing products puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, hearing aids, device speakers, and more;

●	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new IP licensing and royalty drivers for the company in the coming years;

●

Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units and devices incorporating voice AI are expected to reach 600 million units by 2025;

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products;

●

Our belief that our Bluetooth, Wi-Fi, UWB, NB-IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports;

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, and our ability to offer customers integrated IP solutions that combine CEVA’s standard, off-the-shelf IP together with Intrinsix’s NRE design capabilities in RF, mixed-signal, security, high complexity digital design, chiplets and more;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$34,278	$21,143
Short-term bank deposits	36,806	20,233
Marketable securities	74,149	88,754
Trade receivables (net of allowance for credit losses of $352 and $300 as of September 30, 2021 and December 31, 2020, respectively)	26,581	31,224
Prepaid expenses and other current assets	8,371	6,205
Total current assets	180,185	167,559
Long-term assets:
Bank deposits	—	29,529
Severance pay fund	10,067	10,535
Deferred tax assets, net	14,618	10,826
Property and equipment, net	6,840	7,586
Operating lease right-of-use assets	9,754	9,052
Goodwill	75,506	51,070
Intangible assets, net	13,834	10,836
Investments in non-marketable equity securities	936	936
Other long-term assets	5,971	9,023
Total long-term assets	137,526	139,393
Total assets	$317,711	$306,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,781	$894
Deferred revenues	6,217	2,434
Accrued expenses and other payables	4,375	3,843
Accrued payroll and related benefits	14,944	18,040
Operating lease liabilities	3,321	2,969
Total current liabilities	30,638	28,180
Long-term liabilities:
Accrued severance pay	10,434	11,226
Operating lease liabilities	5,981	5,772
Other accrued liabilities	916	885
Total long-term liabilities	17,331	17,883
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at September 30, 2021 (unaudited) and December 31, 2020. 22,968,554 and 22,260,917 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	23	22
Additional paid in-capital	232,149	233,172
Treasury stock at cost (626,606 and 1,334,243 shares of common stock at September 30, 2021 (unaudited) and December 31, 2020, respectively)	(14,151)	(30,133)
Accumulated other comprehensive income	64	478
Retained earnings	51,657	57,350
Total stockholders’ equity	269,742	260,889
Total liabilities and stockholders’ equity	$317,711	$306,952

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Licensing, NRE and related revenue	$51,500	$40,445	$21,568	$12,420
Royalties	37,149	31,736	11,222	12,540
Total revenues	88,649	72,181	32,790	24,960
Cost of revenues	10,904	8,259	4,830	2,503
Gross profit	77,745	63,922	27,960	22,457
Operating expenses:
Research and development, net	53,810	45,695	18,760	15,603
Sales and marketing	9,357	8,772	3,162	2,711
General and administrative	10,534	10,893	3,495	3,566
Amortization of intangible assets	2,092	1,732	849	575
Total operating expenses	75,793	67,092	26,266	22,455
Operating income (loss)	1,952	(3,170)	1,694	2
Financial income (loss), net	345	2,689	(47)	1,020
Income (loss) before taxes on income	2,297	(481)	1,647	1,022
Income tax expense	5,779	2,533	1,814	1,761
Net loss	$(3,482)	$(3,014)	$(167)	$(739)

Basic net loss per share	$(0.15)	$(0.14)	$(0.01)	$(0.03)
Diluted net loss per share	$(0.15)	$(0.14)	$(0.01)	$(0.03)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	22,766	22,059	22,925	22,163
Diluted	22,766	22,059	22,925	22,163

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss:	$(3,482)	$(3,014)	$(167)	$(739)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(513)	349	(229)	165
Reclassification adjustments for (gains) losses included in net loss	(13)	15	2	—
Net change	(526)	364	(227)	165
Cash flow hedges:
Changes in unrealized gains (losses)	65	484	29	127
Reclassification adjustments for gains included in net loss	(65)	(514)	(29)	(352)
Net change	—	(30)	—	(225)
Other comprehensive income (loss) before tax	(526)	334	(227)	(60)
Income tax expense (benefit) related to components of other comprehensive income (loss)	(112)	67	(52)	12
Other comprehensive income (loss), net of taxes	(414)	267	(175)	(72)
Comprehensive loss	$(3,896)	$(2,747)	$(342)	$(811)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
Nine months ended September 30, 2021	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,482)	(3,482)
Other comprehensive loss	—	—	—	—	(414)	—	(414)
Equity-based compensation	—	—	9,507	—	—	—	9,507
Issuance of treasury stock upon exercise of stock-based awards	707,637	1	(10,530)	15,982	—	(2,211)	3,242
Balance as of September 30, 2021	22,968,554	$23	$232,149	$(14,151)	$64	$51,657	$269,742

	Common stock					Accumulated
Three months ended September 30, 2021	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2021	22,833,120	$23		$230,083	$(17,210)	$239	$51,881	$265,016
Net loss	—	—		—	—	—	(167)	(167)
Other comprehensive loss	—	—		—	—	(175)	—	(175)
Equity-based compensation	—	—		3,403	—	—	—	3,403
Issuance of treasury stock upon exercise of stock-based awards	135,434	—	(*)	(1,337)	3,059	—	(57)	1,665
Balance as of September 30, 2021	22,968,554	$23		$232,149	$(14,151)	$64	$51,657	$269,742

	Common stock					Accumulated
Nine months ended September 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22		$228,005	$(39,390)	$94	$62,426	$251,157
Net loss	—	—		—	—	—	(3,014)	(3,014)
Other comprehensive income	—	—		—	—	267	—	267
Equity-based compensation	—	—		10,070	—	—	—	10,070
Purchase of treasury stock	(202,392)	—		—	(4,780)	—	—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	596,466	—	(*)	(8,043)	13,416	—	(2,502)	2,871
Balance as of September 30, 2020	22,233,443	$22		$230,032	$(30,754)	$361	$56,910	$256,571

	Common stock					Accumulated
Three months ended September 30, 2020	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2020	22,036,712	$22		$228,494	$(35,197)	$433	$58,629	$252,381
Net loss	—	—		—	—	—	(739)	(739)
Other comprehensive loss	—	—		—	—	(72)	—	(72)
Equity-based compensation	—	—		3,546	—	—	—	3,546
Issuance of treasury stock upon exercise of stock-based awards	196,731	—	(*)	(2,008)	4,443	—	(980)	1,455
Balance as of September 30, 2020	22,233,443	$22		$230,032	$(30,754)	$361	$56,910	$256,571

(*)         Amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,482)	$(3,014)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	2,417	2,398
Amortization of intangible assets	2,302	1,943
Equity-based compensation	9,507	10,070
Realized loss (gain), net on sale of available-for-sale marketable securities	(13)	15
Amortization of premiums on available-for-sale marketable securities	319	309
Unrealized foreign exchange (gain) loss	693	(532)
Changes in operating assets and liabilities:
Trade receivables	6,595	(672)
Prepaid expenses and other assets	1,873	(947)
Operating lease right-of-use assets	(702)	242
Accrued interest on bank deposits	(14)	758
Deferred tax, net	(3,551)	(1,779)
Trade payables	725	100
Deferred revenues	2,609	(865)
Accrued expenses and other payables	(990)	(43)
Accrued payroll and related benefits	(3,608)	287
Operating lease liability	691	(202)
Income taxes payable	(218)	247
Accrued severance pay, net	(317)	25
Net cash provided by operating activities	14,836	8,340

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired (see Note 3)	(29,891)	—
Acquisition of business	—	(204)
Purchase of property and equipment	(1,506)	(2,541)
Investment in bank deposits	(1,500)	(20,393)
Proceeds from bank deposits	14,489	29,393
Investment in available-for-sale marketable securities	(19,855)	(41,887)
Proceeds from maturity of available-for-sale marketable securities	23,593	17,192
Proceeds from sale of available-for-sale marketable securities	10,035	11,096
Net cash used in investing activities	(4,635)	(7,344)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,780)
Proceeds from exercise of stock-based awards	3,242	2,871
Net cash provided by (used in) financing activities	3,242	(1,909)
Effect of exchange rate changes on cash and cash equivalents	(308)	177
Increase (decrease) in cash and cash equivalents	13,135	(736)
Cash and cash equivalents at the beginning of the period	21,143	22,803
Cash and cash equivalents at the end of the period	$34,278	$22,067

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$6,682	$4,048
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$54	$62
Right-of-use assets obtained in the exchange for operating lease liabilities	$2,867	$1,253

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of signal processing IPs and integrated solutions in two types of categories: wireless connectivity and smart sensing. These products include comprehensive platforms comprised of specialized DSPs coupled with an AI and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. CEVA also offers high performance DSPs targeted for 5G RAN and Open RAN, Wi-Fi enterprise and residential access points, satellite communication and other multi-gigabit communications. Our portfolio also includes a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and inertial measurement unit (“IMU”) solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, the Company offers the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6 (802.11n/ac/ax) and NB-IoT.

CEVA’s recently acquired Intrinsix Corp. business expands its market reach to the aerospace and defense markets, which the Company believes will allow it to offer integrated IP solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the period ended September 30, 2021. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

NOTE 3: ACQUISITION OF INTRINSIX

On May 31, 2021 (the “closing date”), the Company acquired 100% of the equity shares of Intrinsix Corp. (“Intrinsix”), a leading chip design specialist. The Company acquired Intrinsix pursuant to the Agreement and Plan of Merger, made and entered into on May 9, 2021 (the “Merger Agreement”), by and among the Company, Northstar Merger Sub, Inc., Intrinsix and Shareholder Representative Services LLC, for $33,096 in cash (“the Merger Consideration”), with $26,704 paid at closing, $4,260 delivered to escrow to satisfy indemnification claims, if any, and $2,605 payable to certain Intrinsix executives held back as described below (the “Holdback Merger Consideration”), and after giving effect to post-closing adjustments resulting in a $473 repayment to the Company during the third quarter of 2021. As part of the Merger Agreement, the Company entered into agreements with the Chief Executive Officer and the Chief Technology Officer of Intrinsix pursuant to which the Holdback Merger Consideration, representing 25% of the Merger Consideration payable to each of them in respect of their equity in Intrinsix, is being held back and, subject to their respective continued employment with the Company, released to them over a period of twenty-four (24) months after closing of the acquisition.

In addition, the Company incurred acquisition-related costs in an amount of $57 and $953, which were included in general and administrative expenses for the three and nine months, respectively, ended September 30, 2021.

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

The results of operations of the combined business, including the acquired business, have been included in the condensed consolidated financial statements as of the closing date. The primary rationale for this acquisition was (1) extending the Company’s market reach into the sustainable and sizeable aerospace and defense space, (2) increasing the Company’s content in customers’ designs and accordingly increasing the license and royalty revenue opportunity by offering turnkey IP platforms that can combine the Company’s off-the-shelf connectivity and smart sensing IP with Intrinsix’s NRE design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more, and (3) expanding the Company’s IP portfolio with secure processor IP for IoT devices and Heterogeneous SoC interface IP for the growing adoption of chiplets, which offer a faster and less expensive alternative to the high R&D costs and complexities associated with monolithic IC developments. A significant portion of the acquisition price was recorded as goodwill due to the synergies with Intrinsix.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The preliminary purchase price allocation for the acquisition has been determined as follows:

Net assets (including cash in the amount of $600)	$755
Intangible assets	5,300
Goodwill	24,436
Total assets	$30,491

The estimated fair value and weighted average estimated useful life of the acquired intangible assets are as follows:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years
Customer relationships	$4,820	5.5
Customer backlog	262	1.5
Patents	218	5.0
Total identifiable intangible assets	$5,300

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

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Pro forma total revenues	$97,340	$88,667	$32,790	$31,668
Pro forma net income (loss)	(5,170)	(3,323)	(167)	(238)

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

	Remainder of 2021	2022	2023
License and related revenues	$13,849	$9,405	$2,207

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition (in thousands):

	Nine months ended September 30, 2021 (unaudited)			Three months ended September 30, 2021 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$11,602	$7,688	$19,290	$6,308	$2,484	$8,792
Europe and Middle East	1,430	2,005	3,435	597	833	1,430
Asia Pacific	38,458	27,456	65,914	14,653	7,905	22,558
Other	10	—	10	10	—	10
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$38,886	$27,692	$66,578	$16,368	$7,500	$23,868
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	12,614	9,457	22,071	5,200	3,722	8,922
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

Timing of revenue recognition
Products transferred at a point in time	$38,458	$37,149	$75,607	$14,406	$11,222	$25,628
Products and services transferred over time	13,042	—	13,042	7,162	—	7,162
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

	Nine months ended September 30, 2020 (unaudited)			Three months ended September 30, 2020 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and elated revenues	Royalties	Total
Primary geographical markets
United States	$5,784	$7,970	$13,754	$1,035	$2,044	$3,079
Europe and Middle East	4,980	5,037	10,017	347	478	825
Asia Pacific	29,681	18,729	48,410	11,038	10,018	21,056
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$31,679	$25,037	$56,716	$8,821	$9,752	$18,573
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	8,766	6,699	15,465	3,599	2,788	6,387
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

Timing of revenue recognition
Products transferred at a point in time	$30,405	$31,736	$62,141	$9,099	$12,540	$21,639
Products and services transferred over time	10,040	—	10,040	3,321	—	3,321
Total	$40,445	$31,736	$72,181	$12,420	$12,540	$24,960

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers (in thousands):

	September 30, 2021 (unaudited)	December 31, 2020

Trade receivables	$15,269	$14,765
Unbilled receivables (associated with licensing, NRE and related revenue)	2,123	5,479
Unbilled receivables (associated with royalties)	9,189	10,980
Deferred revenues (short-term contract liabilities)	6,217	2,434

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

During the three and nine months ended September 30, 2021, the Company recognized $374 and $2,146, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2021.

NOTE 5: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2022 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2021 (Unaudited)
Weighted average remaining lease term (years)	5.07
Weighted average discount rates	1.98%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Total operating lease cost and cash payments for operating leases were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Operating lease cost	$2,305	$1,883	$806	$652
Cash payments for operating leases	2,397	1,968	799	623

Maturities of lease liabilities are as follows:

The remainder of 2021	$885
2022	3,284
2023	1,636
2024	798
2025	818
2026 and thereafter	2,370
Total undiscounted cash flows	9,791
Less imputed interest	489
Present value of lease liabilities	$9,302

NOTE 6: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2021 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$5,410	$25	$—	$5,435

Available-for-sale - matures after one year through five years:
Corporate bonds	68,661	466	(413)	68,714
Total
	$74,071	$491	$(413)	$74,149

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$12,667	$49	$(7)	$12,709

Available-for-sale - matures after one year through five years:
Corporate bonds	75,483	667	(105)	76,045

Total	$88,150	$716	$(112)	$88,754

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2021 (unaudited)	$26,507	$(339)	$4,102	$(74)
As of December 31, 2020	$31,393	$(91)	$7,381	$(21)

As of September 30, 2021, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$43	$4	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(30)	$(19)	$(2)	$—

NOTE 7: FAIR VALUE MEASUREMENT

FASB ASC No. 820, “Fair Value Measurements and Disclosures” defines fair value and establishes a framework for measuring fair value. Fair value is an exit price, representing the amount that would be received for selling an asset or paid for the transfer of a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Description	September 30, 2021 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$74,149	$—	$74,149	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Description	December 31, 2020	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$88,754	—	$88,754	—

NOTE 8: INTANGIBLE ASSETS, NET

		Nine months ended September 30, 2021 (unaudited)			Year ended December 31, 2020
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix (estimated) (*)
Customer relationships	5.5	$4,820	$292	$4,528	$—	$—	$—
Customer backlog	1.5	262	58	204	—	—	—
Patents	5.0	218	15	203	—	—	—

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	1,913	1,605	3,518	1,262	2,256
Customer backlog	0.5	72	72	—	72	72	—
Core technologies	7.5	2,475	728	1,747	2,475	480	1,995

Intangible assets related to an investment in Immervision
Core technologies	6.4	7,063	2,403	4,660	7,063	1,575	5,488

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (**)	7.0	1,961	1,074	887	1,961	864	1,097

Total intangible assets		$20,389	$6,555	$13,834	$15,089	$4,253	$10,836

(*) The estimated fair values are preliminary and based on information that was available as of the closing date (see Note 3).

(**) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 have not been received. Of the $2,200, $210 has not resulted in cash outflows as of September 30, 2021. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2021	$918
2022	3,661
2023	2,826
2024	2,772
2025	2,483
2026 and thereafter	1,174
$13,834

NOTE 9: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.         Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Revenues based on customer location:
United States	$19,290	$13,754	$8,792	$3,079
Europe and Middle East	3,435	10,017	1,430	825
Asia Pacific (1)	65,914	48,410	22,558	21,056
Other	10	—	10	—
	$88,649	$72,181	$32,790	$24,960

(1) China	$54,489	$37,713	$18,041	$16,085

*) Less than 10%

b.         Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)

Customer A	25%	12%	32%	18%
Customer B	*)	13%	*)	*)
Customer C	*)	13%	*)	16%

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

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Numerator:
Net loss	$(3,482)	$(3,014)	$(167)	$(739)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,766	22,059	22,925	22,163
Effect of stock -based awards	—	—	—	—
Diluted weighted average common stock outstanding	22,766	22,059	22,925	22,163

Basic net loss per share	$(0.15)	$(0.14)	$(0.01)	$(0.03)
Diluted net loss per share	$(0.15)	$(0.14)	$(0.01)	$(0.03)

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 830,384 for both the three and nine months ended September 30, 2021. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 1,162,650 for both the three and nine months ended September 30, 2020.

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

Each SAR unit confers upon the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit to 400% of fair market value on the grant date. SARs are considered equity instruments as they are net share settled awards capped with a ceiling. The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

A summary of the Company’s stock option and SAR activities and related information for the nine months ended September 30, 2021, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2020	289,069	$22.42	3.6	$6,673
Granted	—	—
Exercised	(158,069)	24.47
Forfeited or expired	—	—
Outstanding as of September 30, 2021 (2)	131,000	$19.94	2.8	$2,978
Exercisable as of September 30, 2021 (3)	131,000	$19.94	2.8	$2,978

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 128,000 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 128,000 shares of the Company’s common stock issuable upon exercise.

As of September 30, 2021, there were no unrecognized compensation expenses related to unvested stock options and SARs.

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2021, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	842,948	$29.30
Granted	388,447	47.26
Vested	(471,870)	26.72
Forfeited or expired	(60,141)	35.49
Unvested as of September 30, 2021	699,384	$40.49

As of September 30, 2021, there was $21,542 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Cost of revenue	$509	$473	$247	$159
Research and development, net	5,435	5,115	2,007	1,770
Sales and marketing	1,185	1,496	400	533
General and administrative	2,378	2,986	749	1,084
Total equity-based compensation expense	$9,507	$10,070	$3,403	$3,546

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30						Three months ended September 30
	2021 (unaudited)			2020 (unaudited)			2021 (unaudited)			2020 (unaudited)
Expected dividend yield			0%			0%			0%			0%
Expected volatility	39%	-	60%	32%	-	60%	39%	-	60%	37%	-	60%
Risk-free interest rate	0.1%	-	1.7%	0.1%	-	1.9%	0.1%	-	1.3%	0.1%	-	1.8%
Contractual term of up to (months)			24			24			24			24

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2021, and December 31, 2020, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $500 and $0, respectively.

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(22)	$—	$3
Foreign exchange forward contracts	65	506	29	124
	$65	$484	$29	$127

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$11	$—	$—
Foreign exchange forward contracts	(65)	(525)	(29)	(352)
	$(65)	$(514)	$(29)	$(352)

The Company recorded in cost of revenues and operating expenses a net gain of $29 and $65 during the three and nine months ended September 30, 2021, respectively, and a net gain of $352 and $514 during the comparable periods of 2020, related to its Hedging Contracts.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2021 (unaudited)			Three months ended September 30, 2021 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$239	$—	$239
Other comprehensive income (loss) before reclassifications	(401)	57	(344)	(177)	25	(152)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(57)	(70)	2	(25)	(23)
Net current period other comprehensive loss	(414)	—	(414)	(175)	—	(175)
Ending balance	$64	$—	$64	$64	$—	$64

	Nine months ended September 30, 2020 (unaudited)			Three months ended September 30, 2020 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$212	$221	$433
Other comprehensive income before reclassifications	282	426	708	126	111	237
Amounts reclassified from accumulated other comprehensive income (loss)	11	(452)	(441)	—	(309)	(309)
Net current period other comprehensive income (loss)	293	(26)	267	126	(198)	(72)
Ending balance	$338	$23	$361	$338	$23	$361

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Unrealized gains (losses) on cash flow hedges	$1	$10	$—	$7	Cost of revenues
	58	454	26	312	Research and development
	1	15	—	10	Sales and marketing
	5	35	3	23	General and administrative
	65	514	29	352	Total, before income taxes
	8	62	4	43	Income tax expense
	57	452	25	309	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	13	(15)	(2)	—	Financial income (loss), net
	—	(4)	—	—	Income tax benefit
	13	(11)	(2)	—	Total, net of income taxes
	$70	$441	$23	$309	Total, net of income taxes

NOTE 14: SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the three and nine months ended September 30, 2021. The Company did not repurchase any shares of common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4,780. As of September 30, 2021, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and integrated IP solutions for a smarter, safer, connected world. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence. We have recently acquired Intrinsix, which provides for range of additional IP in the areas of mixed signal, RF, security and heterogeneous System-on-Chip (SoC) interfaces.

Our IP products and solutions are licensed to customers who embed them into their SoC and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense and medical.

Our ultra-low-power IPs are enabled by our own DSPs and controllers and are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones, sensor hubs and inertial measurement units (IMU). Our camera platforms incorporate DSP cores, coprocessors and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our sensor hub DSPs serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and inertial measurement units (IMUs). Our IMU technologies include processor agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers, optical flow, as well as environmental sensors in devices. Our connectivity portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular, UWB for high-precision localization and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe our recently acquired Intrinsix business will allow us to further support our customers with integrated IP solutions that will combine CEVA and Intrinsix IP along with Intrinsix’s design capabilities toward the creation of highly optimized IP. We believe this will in turn strengthen our relationships with customers, generate recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and DARPA and its IP offerings for processor security and chiplets will extend CEVA’s serviceable market and revenue base.

CEVA is a sustainability and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

We believe that our IP licensing business and IP design services are solid with a diverse customer base and myriad target markets. Our state-of-the-art technology has shipped in more than 13 billion chips to date for a wide range of end markets. Every second, more than fifty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, fourteen of the twenty-five IP licensing and non-recurring engineering (“NRE”) deals concluded in the third quarter were for wireless connectivity. Notably, we signed six license agreements for our Wi-Fi 6 platform, bringing the total licensees for Wi-Fi 6 to more than 20.

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

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (ASP). Looking ahead, we believe our PentaG platform for 5G handsets and 5G cellular IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a low entry barrier solution to address the need for power 5G processing for smartphones, fixed wireless access and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU), Active Antenna Units (AAU), Base Band Units (BBU) and Distributed Units (DU) put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, C-RAN and O-RAN, as well as small cells and private networks.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and NB-IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and NB-IoT is expected to be more than 9 billion devices annually by 2022 based on ABI Research and Ericsson Mobility Reports. In the third quarter, we reported our second sequential quarter of all-time record high shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs.

●	The growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other voice assisted devices, offers an incremental growth segment for us. To better address this market, our WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs.

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for voice, sound and motion sensing products puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, hearing aids, device speakers and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices. During the third quarter, we concluded two new BlueBud license agreements for TWS earbuds.

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

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” To address this significant and lucrative opportunity, our NeuPro-S™ a second-generation family of AI processors for deep learning at the edge, brings the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for AI at the edge is on top of our existing product lines and represents new IP licensing and royalty drivers for the company in the coming years.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 150 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 103% year-over-year in the third quarter and royalty revenues were up 6% year-over-year in the same period. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

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

Despite the ongoing pandemic, we are encouraged by the persistent design activities of our customers and interests in our products. We are focused on continuing to expand our business to capitalize on the momentum we gained last year. We are further encouraged by recent indicators relating to our base station and IoT product category. During 2020, the world encountered new trends and different seasonality than what we have experienced in prior years. Some consumer electronics products sold well and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus pose uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID-19 has had a negative impact. While the impact from COVID-19 on our financial results for the year ended December 31, 2020 and for the nine months ended September 30, 2021 was not material, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the year 2021. For example, as of the date of this filing, while we see positive activity in our IP licensing and pipeline of deals, customers in the semiconductor space from whom we collect royalties are experiencing more pressure on their operations due to, among other reasons, longer manufacturing lead times as semiconductor demand surpasses supply and severe pandemic infections in large markets like India and Brazil may lead to lock downs and related reduction in economic activities. We will continue to closely monitor the effects of the ongoing pandemic on our operations, employees and customers.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $32.8 million and $88.6 million for the third quarter and first nine months of 2021, respectively, representing an increase of 31% and 23%, respectively, as compared to the corresponding periods in 2020 and an all-time high result for both periods of 2021. For the third quarter and first nine months of 2021, the increase was due to CEVA’s continuous success and role in the digital transformation era. Our leading-edge technology portfolio along with the chip design capabilities of Intrinsix offers a holistic proposition for incumbents and newcomers in the expanding semiconductor markets. The Intrinsix acquisition enables us to expand our market reach to the large aerospace and defense space and enrich our business model, offering key customers optimized solutions that take advantage of our differentiated IP and competencies in RF, mixed-signal and security IP solutions. We are excited by this new opportunity for CEVA and its customers.

Our five largest customers accounted for 51% and 47% of our total revenues for the third quarter and first nine months of 2021, respectively, as compared to 52% and 46% for the comparable periods in 2020. One customer accounted for 32% of our total revenues for the third quarter of 2021, as compared to two customers that accounted for 18% and 16% of our total revenues for the third quarter of 2020. One customer accounted for 25% of our total revenues for the first nine months of 2021, as compared to three customers that accounted for 12%, 13% and 13% of our total revenues for the first nine months of 2020. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 32% and 25% of our total revenues for the third quarter and first nine months of 2021, respectively, as compared to 18% and 12% for the comparable periods of 2020. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2021, and collectively represented 44% and 57% of our total royalty revenues for the third quarter and first nine months of 2021, respectively. Three royalty paying customer represented 10% or more of our total royalty revenues for the third quarter of 2020, and four customers each represented 10% or more of our total royalty revenues for the first nine months of 2020, and collectively represented 65% and 73% of our total royalty revenues for the third quarter and first nine months of 2020, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine Months 2021	Nine Months 2020	Third Quarter 2021	Third Quarter 2020

Connectivity products	75%	79%	73%	74%
Smart sensing products	25%	21%	27%	26%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $21.6 million and $51.5 million for the third quarter and first nine months of 2021, respectively, representing an increase of 74% and 27%, respectively, as compared to the corresponding periods in 2020. Both the third quarter and first nine months of 2021 represented strong IP licensing execution and record high results. Licensing, NRE and related revenues represented a good demand for our diversified IP adoptions and also included for the first time, full quarter contribution from Intrinsix NRE related services. In the third quarter of 2021, we experienced high demand for our Bluetooth, as well as the inclusion of the Intrinsix NRE revenues for a full quarter, partially offset by lower vision and WiFi based licensing revenues. In the first nine months of 2021, we experienced high revenues from the WiFi, Bluetooth and Intrinsix NRE services, partially offset by lower licensing activities with our base station and vision technologies.

Twenty-five license and NRE agreements were concluded during the third quarter of 2021, of which fourteen were for connectivity products and eleven for smart sensing. Thirteen of the twenty-five deals were with first time customers. Customers’ target applications and devices include our Bluebud product for TWS earbuds, AR glasses and smartwatch markets and our Wi-Fi solutions which are ubiquitous across many IoT devices and access points. Geographically, fifteen of the deals signed were in China, five in the U.S., four in APAC, and one was in Europe. Our growth strategy is driven by Intrinsix’s experience and customer base in the aerospace and defense market that we believe will allow us to expand into this lucrative space and by our capabilities to offer integrated IP solutions that combine the CEVA IP portfolio and Intrinsix’s broad chip design competencies to further broaden our impact and grow our revenue base with strategic customers designs.

Licensing and related revenues accounted for 66% and 58% of our total revenues for the third quarter and first nine months of 2021, as compared to 50% and 56% for the comparable periods of 2020.

Royalty Revenues

Royalty revenues were $11.2 million and $37.1 million for the third quarter and first nine months of 2021, respectively, representing a decrease of 11% and an increase of 17%, respectively, as compared to the corresponding periods in 2020. Royalty revenues accounted for 34% and 42% of our total revenues for the third quarter and first nine months of 2021, respectively, as compared to 50% and 44% for the comparable periods of 2020. The decrease in royalty revenues for the third quarter of 2021 was mainly due to lower 5G base station RAN visibility than last year’s more typical corresponding period, as well as lower handset baseband royalties, partially offset by higher Bluetooth shipments. The increase in royalty revenues for the first nine months of 2021 was driven mainly by secular growth in Bluetooth and sensor fusion products, offset by lower base station shipments. Royalty revenue for the first nine months of 2021 incorporates approximately $3.3 million for our handset baseband products due to us following our resolution of a disagreement on royalty rates.

Our customers reported sales of 438 and 1,231 million chipsets incorporating our technologies for the third quarter and first nine months of 2021, respectively, an increase of 26% and 46%, respectively, from the corresponding periods in 2020 for actual shipments reported.

The five largest royalty-paying customers accounted for 59% and 69% of our total royalty revenues for the third quarter and first nine months of 2021, respectively, as compared to 77% for both the comparable periods of 2020.

Geographic Revenue Analysis

	Nine Months 2021		Nine Months 2020		Third Quarter 2021		Third Quarter 2020
	(in millions, except percentages)				(in millions, except percentages)
United States	$19.3	22%	$13.8	19%	$8.8	27%	$3.1	12%
Europe and Middle East	$3.4	4%	$10.0	14%	$1.4	4%	$0.8	3%
Asia Pacific (1)	$65.9	74%	$48.4	67%	$22.6	69%	$21.1	85%

(1) China	$54.5	61%	$37.7	52%	$18.0	55%	$16.1	64%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $4.8 million and $10.9 million for the third quarter and first nine months of 2021, as compared to $2.5 million and $8.3 million for the comparable periods of 2020. Cost of revenues accounted for 15% and 12% of our total revenues for the third quarter and first nine months of 2021, respectively, as compared to 10% and 11% for the comparable periods of 2020. The increase for both the third quarter and first nine months of 2021 principally reflected higher service costs for our customers, mainly due to incorporating for the first time, salary and related NRE costs associated with the Intrinsix business. Included in cost of revenues for the third quarter and first nine months of 2021 was a non-cash equity-based compensation expense of $247,000 and $509,000, respectively, as compared to $159,000 and $473,000 for the comparable periods of 2020.

Gross Margin

Gross margin for the third quarter and first nine months of 2021 was 85% and 88%, respectively, as compared to 90% and 89%, for the comparable periods of 2020. The decrease for both the third quarter and first nine months of 2021 mainly reflected higher cost of revenues as set forth above for the NRE-related Intrinsix costs.

Operating Expenses

Total operating expenses were $26.3 million and $75.8 million for the third quarter and first nine months of 2021, respectively, as compared to $22.5 million $67.1 million for the comparable periods of 2020. The net increase for the third quarter of 2021 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; (ii) Holdback Merger Consideration costs for the Intrinsix executives; and (iii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, and (2) higher project related expenses. The net increase in total operating expenses for the first nine months of 2021 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; and (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) higher professional services cost associated with the Intrinsix transaction, and (3) lower Crédit Impôt Recherche (“CIR”) received from the French tax authorities, partially offset by lower allowance for credit losses .

Research and Development Expenses, Net

Our research and development expenses, net, were $18.8 million and $53.8 million for the third quarter and first nine months of 2021, respectively, as compared to $15.6 million and $45.7 million for the comparable periods of 2020. The net increase for the third quarter of 2021 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; (ii) Holdback Merger Consideration costs for the Intrinsix executives; and (iii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, and (2) higher project related expenses. The net increase for first nine months of 2021 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; and (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, and (2) lower CIR received from the French tax authorities. Included in research and development expenses for the third quarter and first nine months of 2021, were non-cash equity-based compensation expenses of $2,007,000 and $5,435,000, respectively, as compared to $1,770,000 and $5,115,000 for the comparable periods of 2020. Research and development expenses as a percentage of our total revenues were 57% and 61% for the third quarter and first nine months of 2021, respectively, as compared to 63% for both the comparable periods of 2020. The percentage decrease for the third quarter and first nine months of 2021, as compared to the comparable periods of 2020, was due to higher revenues, offset with the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable periods of 2021 and 2020.

The number of research and development personnel was 318 at September 30, 2021, as compared to 304 at September 30, 2020.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.2 million and $9.4 million for the third quarter and first nine months of 2021, respectively, as compared to $2.7 million and $8.8 million for the comparable periods of 2020. The net increase for both the third quarter and first nine months of 2021 principally reflected higher salaries and related costs, partially offset by lower non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2021 were non-cash equity-based compensation expenses of $400,000 and $1,185,000, respectively as compared to $533,000 and $1,496,000 for the comparable periods of 2020. Sales and marketing expenses as a percentage of our total revenues were 10% and 11% for the third quarter and first nine months of 2021, respectively, as compared to 11% and 12% for the comparable periods of 2020.

The total number of sales and marketing personnel was 36 at September 30, 2021, as compared to 35 at September 30, 2020.

General and Administrative Expenses

Our general and administrative expenses were $3.5 million and $10.5 million for the third quarter and first nine months of 2021, respectively, as compared to $3.6 million and $10.9 million for the comparable periods of 2020. The slight decrease for the third quarter of 2021 primarily reflected lower non-cash equity-based compensation expenses, partially offset by higher salaries and related costs. The decrease for the first nine months of 2021 primarily reflected lower allowance for credit losses and lower non-cash equity-based compensation expenses, partially offset by higher professional services cost associated with the Intrinsix transaction. Included in general and administrative expenses for the third quarter and first nine months of 2021 were non-cash equity-based compensation expenses of $749,000 and $2,378,000, respectively, as compared to $1,084,000 and $2,986,000 for the comparable periods of 2020. General and administrative expenses as a percentage of our total revenues were 11% and 12% for the third quarter and first nine months of 2021, respectively, as compared to 14% and 15% for the comparable periods of 2020.

The number of general and administrative personnel was 46 at September 30, 2021, as compared to 32 at September 30, 2020.

Amortization of intangible assets

Our amortization charges were $0.8 million and $2.1 million for the third quarter and first nine months of 2021, respectively, as compared to $0.6 million and $1.7 million for the comparable periods of 2020. The amortization charges for the third quarter and first nine months of 2021 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of Intrinsix in May 2021, (2) the acquisition of the Hillcrest Labs business, and (3) a technology investment in Immervision. The amortization charges for the third quarter and first nine months of 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) a technology investment in Immervision. For more information about our intangible assets, see Notes 8 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2021.

Financial Income, Net (in millions)

	Nine Months 2021	Nine Months 2020	Third Quarter 2021	Third Quarter 2020
Financial income, net	$0.34	$2.69	$(0.05)	$1.02
of which:
Interest income and gains and losses from marketable securities, net	$1.13	$2.26	$0.32	$0.66
Foreign exchange income (loss)	$(0.79)	$0.43	$(0.37)	$0.36

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2021, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in an increase in foreign exchange loss during both the third quarter and first nine months of 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

Provision for Income Taxes

Our income tax expenses was $1.8 million and $5.8 million for the third quarter and first nine months of 2021, respectively, as compared to $1.8 million and $2.5 million for the comparable periods of 2020. The increase for the first nine months of 2021, primarily reflected a significant increase in income earned in France, which has a relatively high corporate tax rate of 26.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had approximately $34.3 million in cash and cash equivalents, $36.8 million in short-term bank deposits, and $74.1 million in marketable securities, and $0 million in long-term bank deposits, totaling $145.2 million, as compared to $159.7 million at December 31, 2020. The decrease for the first nine months of 2021 principally reflected approximately $29.9 million cash used for the acquisition of Intrinsix, net of cash acquired, partially offset by net cash provided by operations.

Out of total cash, cash equivalents, bank deposits and marketable securities of $145.2 million, $134.6 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2021, we invested $21.4 million of cash in bank deposits and marketable securities with maturities up to 60 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $48.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. We did not recognize any credit losses during the first nine months of 2021. For more information about our marketable securities, see Note 6 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2021.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2021 was $14.8 million and consisted of net loss of $3.5 million, adjustments for non-cash items of $15.2 million, and changes in operating assets and liabilities of $3.1 million. Adjustments for non-cash items primarily consisted of $4.7 million of depreciation and amortization of intangible assets and $9.5 million of equity-based compensation expenses. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $6.6 million, a decrease in prepaid expenses and other assets of $1.9 million, and an increase in deferred revenues of $2.6 million, partially offset by an increase in deferred taxes, net of $3.6 million (mainly due to an increase in withholding tax assets which can be utilized in future years), a decrease in accrued payroll and related benefits of $3.6 million, and a decrease in accrued expenses and other payables of $1.0 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2021 was $4.6 million, compared to $7.3 million of net cash used in investing activities for the comparable period of 2020. We had a cash outflow of $19.9 million and a cash inflow of $33.6 million with respect to investments in marketable securities during the first nine months of 2021, as compared to a cash outflow of $41.9 million and a cash inflow of $28.3 million with respect to investments in marketable securities during the first nine months of 2020. For the first nine months of 2021, we had net proceeds of $13.0 million from bank deposits, as compared to net proceeds of $9.0 million from bank deposits for the comparable period of 2020. We had a cash outflow of $1.5 million and $2.5 million during the first nine months of 2021 and 2020, respectively, from purchase of property and equipment. For the first nine months of 2021, we had a cash outflow, net of cash acquired, of $29.9 million for the acquisition of Intrinsix. For the first nine months of 2020, we had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

Financing Activities

Net cash provided by financing activities for the first nine months of 2021 was $3.2 million, as compared to $1.9 million of net cash used in financing activities for the comparable period of 2020.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during the first nine months of 2021. During the first nine months of 2021, we repurchased 202,392 shares of common stock pursuant to our share repurchase program, at an average purchase price of $23.62 per share, for an aggregate purchase price of $4.8 million. As of September 30, 2021, we had 497,608 shares available for repurchase.

During the first nine months of 2021, we received $3.2 million from the exercise of stock-based awards, as compared to $2.9 million received for the comparable period of 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $367,000 and $783,000 for the third quarter and first nine months of 2021, respectively, and a foreign exchange gain of $356,000 and $426,000 for the comparable periods of 2020.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During both the third quarter and first nine months of 2021, we recorded accumulated other comprehensive gain of $0, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2020, we recorded accumulated other comprehensive loss of $198,000 and $26,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2021, we had no unrealized gain (loss) from our forward and option contracts. We recognized a net gain of $29,000 and $65,000 for the third quarter and first nine months of 2021, respectively, and a net gain of $352,000 and $514,000 for the comparable periods of 2020, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

The majority of our cash and cash equivalents are invested in high-grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. Accordingly, as of September 30, 2021, we believe the losses associated with our investments are temporary and no credit loss was recognized during the first nine months of 2021. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.32 million and $1.13 million for the third quarter and first nine months of 2021, respectively, as compared to $0.66 million and $2.26 million for the comparable periods of 2020. The decrease in interest income, and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2021, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

We cannot at this time quantify or forecast the full short-term and longer-term business impact of COVID-19. The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and to what extent normal economic and operating conditions can resume.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

●	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;
●	any delay in execution of any anticipated IP licensing arrangement during a particular quarter;
●	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;
●	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;
●	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;
●	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;
●	the mix of revenues among IP licensing and related revenues, NRE revenues and royalty revenues;
●	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;
●	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;
●	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;
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

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020 the worldwide COVID-19 pandemic and the excepted recovery in economic activities created strong demand for chips that significantly surpasses the supply capacity for digital connectivity and consumer devices, causing long lead times. This environment may continue throughout 2021 and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. One customer, UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 32% and 25% of our total revenues for the third quarter and first nine months of 2021, respectively. Sales to UNISOC also accounted for 14%, 15% and 15% of our total revenues for 2020, 2019 and 2018, respectively, and sales to Intel represented 15%, 19% and 19% of our total revenues for 2020, 2019 and 2018, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for the first nine months of 2021, and four customers each represented 10% or more of our total royalty revenues for the first nine months of 2020, and collectively represented 57% and 73% of our total royalty revenues for the first nine months of 2021 and 2020, respectively. In addition, four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2018, and collectively represented 76% of our total royalty revenues for 2018. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on IP licensing and NRE revenues, which may vary period to period.

License agreements for our signal processing IP cores and platforms have not historically provided for substantial ongoing license payments, so past IP licensing revenues may not be indicative of the amount of such revenues in any future period. We believe that there is a similar risk with RivieraWaves’ operations associated with Bluetooth and Wi-Fi connectivity technologies. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and are difficult to predict. In addition, as we expand our business into the nonhandset baseband markets, our licensing deals may be smaller but greater in volume which may further fluctuate our licensing revenues quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

In addition, we recently acquired Intrinsix, which derives revenues primarily from non-recurring engineering (NRE) payments as well as retains certain IP assets. We believe significant portions of our anticipated future revenues will likely depend upon our success in attracting new customers to NRE services, monetizing Intrinsix IP assets, and expanding our relationships with existing Intrinsix customers. Revenues recognized from such arrangements have historically varied significantly from period to period, depending on the number and size of deals closed during a quarter, as well as the timing of the approval and funding processes of U.S. government agencies and their contractors that can be lengthy and difficult to predict. In addition, some Intrinsix’s customers may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future customers for Intrinsix’s NRE business and IP would also impede our future revenue growth and could materially harm our business.

Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 34% and 42% of our total revenues for the third quarter and first nine months of 2021, respectively, as compared to 50% and 44% for the comparable periods of 2020. In addition, royalty revenues were approximately 48%, 45% and 48% of our total revenues for 2020, 2019 and 2018, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

The trends that would enable our growth are largely beyond our control. Semiconductor customers also may choose to adopt a multi-chip, off-the-shelf chip solution versus IP licensing or using highly-integrated chipsets that embed our technologies. If the above referenced market shifts do not materialize or third-party SIP does not achieve market acceptance, our business, results of operations and financial condition could be materially harmed.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.

Approximately 78% of our total revenues for the first nine months of 2021 were derived from customers located outside of the United States, and approximately 79% of our total revenues for 2020, 81% for 2019 and 89% for 2018 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Historically, Intrinsix has derived a significant portion of its revenues as a subcontractor to U.S. government prime contractors, and has had some contracts directly with the U.S. government. U.S federal government agencies, including the Department of Defense (DoD), are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process, which is often responsive to myriad factors, including changes in political or public support for security and defense programs, uncertainties associated with the current global threat environment and other geopolitical matters, and adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. These and other factors could cause governmental agencies to reduce their engagements for Intrinsix products and services under existing contracts, to exercise their rights to terminate contracts at will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

In addition, changes in federal law, government procurement policy, priorities, regulations, technology initiatives and/or requirements may also negatively impact our potential for growth in the aerospace and defense markets. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, supply chain integrity, privacy, information protection, and cost accounting) can significantly increase our costs and risks and reduce our profitability.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $2,164,000 and $1,746,000 in the first nine months of 2021 and 2020, respectively, and we recorded an aggregate of $3,042,000, $5,843,000 and $3,510,000 in 2020, 2019 and 2018, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

As we diversify and expand our addressable market, we will enter into IP licensing arrangements with first time customers with whom we don’t have full visible of their creditworthiness. Furthermore, we have increased business activities in the Asia Pacific region. As a result, our future credit risk exposure may increase. Although we monitor and attempt to mitigate credit risks, there can be no assurance that our efforts will be effective. Although any losses to date relating to credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $53.8 million and $45.7 million for the first nine months of 2021 and 2020, respectively, and approximately $62.0 million, $52.8 million and $47.8 million for 2020, 2019 and 2018, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We completed our acquisition of Intrinsix in the second quarter of 2021. We believe this acquisition will allow us to further support our customers with integrated IP solutions that will combine CEVA and Intrinsix IP along with Intrinsix’s design capabilities toward on the creation of highly optimized IP, which in turn will strengthen relationships with customers, generate recurrent royalties and more. However, we may not be able effectively manage the integration of acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition, which may prevent us from achieving anticipated benefits from the acquisition. In addition, our efforts to with respect to turnkey IP services and solutions will take longer than normal sales cycles as we move up the management levels of our customers and sell, generally, a more complex product and service combination. Succeeding in these efforts will require additional investment, training and changes that will introduce additional risk, cost and may introduce the possibility to customers that we are now competitors. If we do not succeed in these efforts, we will not reap the anticipated benefits of our acquisition of Intrinsix, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and ability to compete depend in large part upon the protection of our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret, mask work and other intellectual property rights, confidentiality procedures and IP licensing arrangements to establish and protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement or protect us from the claims of others. As a result, we face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties.

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

Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including significant supply chain disruption.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. For example, if we fail to achieve our near-term financial guidance or longer-term 2022 strategic goals announced at our analysts day in January 2019, or fail to show overall business growth and expansion, our stock price may significantly decline. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended September 30, 2021.

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

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 9, 2021	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: November 9, 2021	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)