Form 10-K
period 2021-12-31
CEVA INC
filed 2022-03-01
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

Yes ☐                           No ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $787,381,106 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2021. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2022
Common Stock, $0.001 par value per share	23,204,024 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2022 (the “2022 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●	Our belief that our IP licensing business and Intrinsix design services are solid with a diverse customer base and myriad target markets;

●	Our belief that we are well positioned to take full advantage of growing demand for smarter, connected devices and our strategies for capitalizing on this industry shift;

●	Our belief that the IP licensing environment continues to be healthy with strong demand for our product portfolio, in particular our wireless connectivity technologies in China;

●

Our belief that the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and sensing products during the recent period illustrates the industry demand for our diverse IP portfolio;

●

Our belief that our PentaG platform for 5G handsets and 5G Broadband IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our specialization and technological edge in signal processing platforms for 5G RAN put us in a strong position to capitalize on the growing 5G RAN across its new form factors, as well as small cells and private networks;

●	Our belief that the growing market for TWS ear buds and smartwatches, and AR and VR headsets and other wearable assisted devices, offers an incremental growth segment for us;

●

Our belief that our SensPro™ scalable DSP architecture strengthens our market positions and enables us to expand our content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications;

●

Our belief that our unique capability to combine our Bluetooth IP, audio DSP IP and software for  contextual aware user experience  puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, hearing aids, device speakers, PCs, and more;

●	Our belief that the market opportunity for AI at the edge is on top of our existing product lines and represents new IP licensing and royalty drivers for the company in the coming years;

●	Statements regarding third-party estimates of industry growth and future market conditions, including the expectation that camera-enabled devices incorporating computer vision and AI will exceed 1 billion units and devices incorporating voice AI will reach 600 million units by 2025;

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products;

●

Our belief that our Bluetooth, Wi-Fi, UWB, NB-IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 14 billion devices annually by 2026 based on ABI Research;

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, and our ability to offer customers integrated IP solutions that combine CEVA’s standard, off-the-shelf IP together with Intrinsix’s NRE design capabilities in RF, mixed-signal, security, high complexity digital design, chiplets and more;

●

Our expectation that significant growth in royalty revenues will be derived from base station and IoT applications over the next few years, including from a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN;

●	Our efforts with respect to managing demand, supply chain disruptions and shortages;

●	Our expectations regarding competition;

●

Our expectations with respect to future customers, contracts and revenues, including expectations regarding our customer pipeline, our expectation that a significant portion of our future revenues will continue to be generated by a limited number of customers, and that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from China and the remainder of the APAC region and that we will experience another growth year in royalty revenues;

●

Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

●	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

●	Our expectations regarding the impact of COVID-19 on our business, operations, customers and the economy.

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

Company Overview

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and integrated IP solutions. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more secure and more connected world. Our state-of-the-art technology is included in more than 14 billion chips shipped to date for a diverse range of end markets. In 2021, more than 1.6 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our IP products and solutions are licensed to customers who embed them into their system-on-chip (SoC) and microcontroller designs to create power-efficient, intelligent and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and internet-of-things (IoT) end markets, including base station, mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense, and medical.

Our ultra-low-power IP offerings are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones, sensor hubs and inertial measurement units (IMUs). Our camera platforms incorporate AI processors, digital signal processor (DSP) cores, accelerators and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our sensor hub DSPs serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and IMUs. Our IMU technologies include processor-agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as environmental sensors in devices. Our wireless portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular, UWB for high-precision localization, and Bluetooth and Wi-Fi technologies for wireless IoT. During 2021, we acquired Intrinsix Corp. (Intrinsix), which adds a range of additional IP offerings to our portfolio in the areas of mixed signal, radio frequency (RF), security and heterogeneous SoC interfaces.

For automotive applications such as autonomous driving and advanced driver assistance systems, the ISO 26262-compliant functional safety standard's Automotive Safety and Integrity Level (ASIL) certification is essential for automotive SoCs used in safety critical applications such as autonomous driving and advanced driver assistance systems (ADAS) applications. CEVA’s automotive-grade IP portfolio meets ASILs specific to each application to help designers reduce supply chain risk and accelerate the design and verification of functional-safety compliant SoCs. CEVA’s SensPro™ sensor hub DSP IP has achieved certifications for ASIL B random fault and ASIL D systemic fault compliance.

CEVA is a sustainable and environmentally conscious company, adhering to our Code of Business Conduct and Ethics. As such, we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

Our revenue mix comprises primarily of IP licensing fees and related revenues, non-recurring engineering (NRE) revenues and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems and chips. NRE revenue is associated with our recently acquired Intrinsix chip design business.

We were initially incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. The current company was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (Parthus) in November 2002.

We have 476 employees worldwide, with research and development facilities in Israel, the United States, France, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Sweden, France, Israel and the United States.

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

Short Range Wireless IPs

Wi-Fi, Bluetooth and ultra wideband (UWB) are key technologies for any company looking to address the IoT end market. Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Yet, Wi-Fi and Bluetooth standards are constantly evolving, and the many new end applications are looking to benefit from these enhancements, which put further pressure on time to market on SoC vendors. The advent of IoT has resulted in significant demand for connectivity IPs that addresses this burgeoning market, among which are smart True Wireless Stereo earbuds, wearables, health monitoring, smart speakers, smart home appliances, and many other consumer and IoT devices. By licensing rather than developing these technologies in-house, companies can now get access to the latest standards and profiles from CEVA without undertaking the expensive research and development costs required to develop these technologies internally.

Cellular IoT IPs

Cellular IoT, and specifically Narrowband IoT (NB-IoT) and Cat-1, have become key technologies for any company wishing to connect low power IoT devices over long distances, using cellular networks. By its nature, cellular is a very complex technology, with most of the industry knowledge held within a few large companies. By providing a licensable NB-IoT solution and low power DSP cores, we help companies overcome the entry barriers to the cellular IoT market without undertaking the complex and expensive R&D to develop these technologies internally.

5G User Equipment and Infrastructure IPs

As 5G networks continue to be deployed globally, new use cases and applications that leverage the standard’s enormous bandwidth and ultra-low latency are emerging, including fixed wireless access, private networks and vehicle-to-everything (V2X) communications, to name but a few. CEVA’s latest generation CEVA-XC16 DSP and PentaG platform IP effectively lower the high entry barriers for network equipment manufacturers, IoT companies and newcomers who wish to address these huge market opportunities by providing comprehensive IPs on which to build their 5G SoC and ASICs, while reducing the time-to-market, risk, effort and associated cost.

Sensor Fusion

Inertial and environmental sensors based on micro-electromechanical systems (MEMS) are used in an increasing number of devices, including smartphones, laptops, robots, TWS earbuds, smart TVs, remote controls, AR and VR headsets, drones and many other consumer and industrial devices. The software required to process the sensor data and fuse the data from multiple sensors is complex and requires unique specialization. By licensing rather than developing this sensor processing software in-house, companies can focus their efforts developing the applications that utilize the processed sensor data to create differentiated, contextually aware devices.

Chiplets

The development of monolithic SoCs at advanced nodes has become exponentially more expensive, and this, coupled with long design cycles and manufacturing lead times, has led to the emergence of chiplets as a viable, cost-effective alternative. A chiplet is a sub processing unit or modular chip that is combined together with other chiplets in a package connected together by die-to-die interconnects, to form a processor. This new approach to complex chip design is a fast and less expensive way to build a processor, where chiplets can provide essential functionality like 5G connectivity and AI processing within a modular processor design. By providing die-to-die interconnect IP and security and assurance IP for chiplets, along with full design services, CEVA can help companies develop chiplets and address this burgeoning market.

Design Gap

The demand for connected and smart mobile, consumer, automotive, industrial, aerospace & defense and IoT devices continues to grow. These devices require faster and low power connectivity, and a richer user experience that is aware and predictive. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless connectivity technologies like 5G, Wi-Fi 6 and Bluetooth 5 and the diverse sensor related workloads required to make a device smart, such as advanced image enhancement, computer vision, AI inferencing, voice and audio pre- and post- processing and motion sensor fusion have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

CEVA’s Business

CEVA addresses the requirements of the mobile, RAN, consumer, automotive, robotics, industrial, aerospace & defense and IoT markets by designing and licensing a broad range of robust processors, platforms and software which streamline the design of solutions for developing a wide variety of application specific solutions that combine connectivity and smart sensing that involve primarily camera, microphone and IMU.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU, GPU and AI), specialized connectivity software algorithms like sensor fusion, sound, memory and physical IPs from silicon intellectual property companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the complex DSPs like scalar, vector, AI accelerators and related graph compiler, data connectivity modem and phy platforms. As a result, companies increasingly seek to license these IPs from CEVA or a third-party community of developers.

Our Business Model

Our objective is for our CEVA wireless connectivity and smart sensing platforms to become the de facto technologies across the mobile, consumer, automotive, robotics, industrial aerospace & defense and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We recently expanded our business model through the acquisition of Intrinsix to offer integrated IP solutions to licensees who require chip design services to help integrate our IP into their chip designs. We believe this expanded business model will strengthen relationships with key customers, gain us access to new customers and generate recurrent royalties.

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

We operate a licensing, non-recurring engineering (NRE) and royalty business model. We typically charge a license fee for access to our hardware technology and a royalty fee for each unit of silicon which incorporates our hardware or software technology. We also provide NRE services to customers who require design expertise for their chip development programs.

License fees and NRE payments are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced quarterly and generally based on a fixed unit rate or a percentage of the sale price for the CEVA-based silicon product.

Strategy

We believe there is a growing demand for high performance and low power signal processing IPs and specialized AI platforms and software incorporating all the necessary hardware and software for target applications. We also recognize chip design skills and expertise are scarce nowadays and more companies are deciding to develop chips in-house, creating an even greater demand for IP and chip design services.

Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. CEVA offers expertise developing complete solutions in a number of key growth markets, including, 5G cellular baseband, wireless wearables, robots, automotive and IoT. For these markets, we offer a comprehensive portfolio of connectivity and smart sensing, which include various types of specialized DSPs and platforms for 5G, computer vision, sound, AI, Wi-Fi, Bluetooth, UWB, NB-IoT solutions, sensor fusion, sound and security and interconnectivity solutions for chiplets. We believe we are well positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

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

●	go up the “value chain” by adding and charging for software for our voice our audio and IMU (Inertial Measurement Units) products

●	expand our presence in AI for edge SoC market by capitalizing on our AI accelerators and CDNN graph compiler software technologies;

●

continue to develop and enhance our range of complete and highly integrated platform solutions and to offer integrated IP solutions to our licensing partners to deliver a complete and verified system solution, all the way up to full chip design;

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

Products

We are the leading licensor of wireless connectivity and smart sensing platforms and integrated IP solutions for semiconductor companies and OEMs serving the mobile, consumer, automotive, robotics, industrial, aerospace & defense and IoT markets. Our comprehensive platforms are comprised of specialized DSPs coupled with an AI accelerator and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. We also offer high performance DSPs targeted for 5G RAN and Open RAN, Wi-Fi enterprise and residential access points, satellite communication and other multi-gigabit communications. Our portfolio also includes a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), UWB and NB-IoT. Our categories of products include the following:

1)	Wireless communications

●	CEVA-XC vector DSPs for 5G handsets, gNodeB, 5G AAU and RRU systems, V2X, enterprise and residence Wi-Fi access points

●	PentaG - 5G NR modem platform for UE and for non-handset 5G vertical markets like Fixed Wireless Access, Industry 4.0, robotics, AR/VR devices that requires ultra-low-latency systems

2)	AI and computer vision

●	SensPro2 sensor hub platforms addressing imaging, vision, powertrain, applications, including DSP processors and a comprehensive software portfolio

●	NeuPro platforms for AI applications, in a form of integrated system including a combination of a dedicated AI processor, ultra-low power acceleration, memory architecture and smart interfaces

●	CDNN: deep neural network graph compiler that enables AI developers to automatically compile, optimize and run pre-trained networks onto embedded devices

3)	Sound

●

CEVA-Bluebud wireless audio platform, CEVA-BX1, CEVA-BX2 and SensPpro2 DSPs, AI accelerators, algorithms and software for sound-enabled application, including Whispro speech recognition and ClearVox, a complete voice front-end software package for near and far-field voice-enabled devices

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

5)	Multipurpose DSP/controller

●	CEVA-BX high level programmable, modern processors for a broad range of signal processing and control workloads

6)	Wireless IoT

●	RivieraWaves’ Bluetooth 5 (up to 5.3) dual mode and low energy platforms

●	RivieraWaves’ Wi-Fi (4/5/6/6E up to 4x4) platforms

●	Rivierawaves UWB platform

●	Dragonfly NB2 - complete end-to-end offering for narrowband IoT (NB-IoT)

7)	Chiplet

●	Fortrix SecureD2D root-of-trust and security in chiplets

●	Die-to-die chiplet interface IP

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

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP cores, platforms and AI processors. Platforms typically integrate a CEVA DSP core, hardware accelerators and coprocessors, optimized software, libraries and tool chain. Our family of DSP-based platforms are targeted for baseband processing within cellular handsets, cellular IoT devices and base stations RAN, wired communications, advanced imaging, computer vision and deep neural networks, and audio, voice and sensing and Internet-of-Things related applications. Furthermore, our leading-edge technology portfolio, along with the chip design capabilities of Intrinsix, offers a holistic proposition for incumbents and newcomers in the expanding semiconductor markets. We can offer these customers chip design services around our system platforms and solutions to further reduce their risk in bringing products to market, all the way up to full chip design.

Customers

We have licensed our signal processing cores, platforms, AI processors and connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Ambiq, Artosyn, ASPEED, ASR Micro, Atmosic, Autotalks, Beken, Bestechnic, Broadcom, Celeno, Ceragon, Cirrus Logic, Dialog Semiconductor, DSP Group, Espressif, FujiFilm, GCT Semi, Goodix, iCatch, ICOM, InPlay, Intel, iRobot, Itron, Leadcore, LG Electronics, LifeSignals, Mediatek, Microchip, MorningCore, Nations, Nextchip, Nokia, Nordic Semi, Novatek, Nurlink, NXP, ON Semi, Optek, Oticon, Panasonic, Picocom, RDA, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, SiFive, Siflower, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Toshiba, Unisoc, Vatics, Winner Micro, Yamaha and ZTE.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 78% of our total revenues for 2021, 79% of our total revenues for 2020 and 81% for 2019. Information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2021, we had 36 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. From time to time we develop a new signal processors, platforms, software solutions or connectivity products with close alignment with a number of tier-one industry players which signifies to the market that we are focused on viable applications that meet broad industry needs or try to get similar inputs and insight for our new developments from our marketing team. Generally, these industry leaders become licensees for these products allows us to create a roadmap for the future development of existing cores and application platforms and connectivity products and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

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

Technical Support

We offer technical support services through our offices in Israel, Ireland, Asia Pacific (APAC) region, Sweden, France and the United States. As of December 31, 2021, we had 28 employees in technical support. Our technical support services include:

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

We believe that our technical support services are a means to assist our licensees to embed our cores and platforms in their designs and products. Our technology is highly complex, combining sophisticated signal processing IP core architectures, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers and meet with them from time to time to track the implementation of our technology.

Research and Development and Non-recurring Engineering Design Services

Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities, and since our acquisition of Intrinsix in 2021, providing NRE design services. These efforts are largely driven by current and anticipated customer and market needs.

Our research and development team consists of 362 engineers as of December 31, 2021, working in nine development centers located in Israel, France, the United States, Ireland and the United Kingdom, including 51 engineers at Intrinsix either working on research and development projects or providing NRE services for chip design. Our engineers possess significant experience in developing DSP cores and tools for 5G, computer vision, AI, connectivity products (Wi-Fi and Bluetooth), NB-IoT, and sensor processing and sensor fusion software. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts.

Our NRE services address the most complex and time-critical integrated circuit design projects across the following major design service domains: multi-processor digital SoC and FPGA design, mixed signal, analog, RF chip design and RF and Millimeter wave (RF/mmWave) chip design. Additional services include design verification and physical design and silicon realization. All of these skillsets are scarce, highly sought after in today’s semiconductor landscape and applicable to every vertical, from consumer and IoT through to automotive and aerospace and defense.

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

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed signal processing IPs. We believe that the principal competitive elements in our field are signal processing IP performance, Intrinsix’s IP and NRE capabilities, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software and algorithms availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

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
●

we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM, Synopsys and Cadence and the RISC-V open source;

●

we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Cypress (now part of Infineon), Silicon Labs and NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, ARM and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with ARM, Cadence, Synopsys and Verisilicon; and
●	we compete for chip design services in our main markets with WiPro and Cyient, and in the aerospace and defense markets with Marvel, ASIC North and First Pass Engineering.

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

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable signal processing IP core products in-house. Companies such as Mediatek, Qualcomm, Samsung, and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary signal processing IP cores to third parties and, as a result, become direct competitors.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. Aside from the in-house research and development groups, we do not compete with any individual company across the range of our market offerings. Within particular market segments, however, we do face competition to a greater or lesser extent from other industry participants. For example, in the following specific areas we compete with the companies indicated:

●	in the digital embedded imaging and vision market –ARM, Synopsys, Cadence and Videantis, as well as GPU IP providers such as ARM, Imagination Technologies and Verisilicon; and

●	in audio and voice applications market –ARM, Cadence, Synopsys and Verisilicon.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2021, we hold 65 patents in the United States, five patents in Canada, 91 patents in the EME (Europe and Middle East) region and 9 patents in Asia Pacific (APAC) region, totaling 170 patents, with expiration dates between 2022 and 2039. In addition, as of December 31, 2021, we have nine patent applications pending in the United States, two pending patent applications in Canada, six pending patent applications in the EME region, four pending global (PCT) patent applications and five pending patent applications in the APAC region, totaling 26 pending patent applications.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Questions of infringement in the semiconductor field involve highly technical and subjective analyses. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. Litigation may in the future be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot assure you that we would be able to prevail in any such litigation or be able to devote the financial resources required to bring such litigation to a successful conclusion.

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

Human Capital Resources

The table below presents the number of employees of CEVA as of December 31, 2021 by function and geographic location.

Number
Total employees	476
Function
Research and development and NRE	362
Sales and marketing	36
Administration	50
Technical support	28
Location
Israel	262
France	48
Ireland	14
China	17
United States	100
United Kingdom	17
Elsewhere	18

We believe we are a respected employer in the countries where we have operations, and, with the help of our employees, we strive to be a responsible global corporate citizen and a more sustainable company. Our Code of Business Conduct and Ethics sets the standards of conduct of our directors, officers and employees. In addition, in 2020, we adopted a Sustainability Policy that addresses matters related to our employees as well as data privacy and security, resource conservation and recycling, and other environmental matters. In particular, our Sustainability Policy reflects our commitment to diversity and equal opportunity, a harassment-free workplace, training, development and employee engagement, and human rights, health and safety, and other matters relevant to employee well-being and the CEVA culture. The code is reviewed and updated periodically by our Board or Directors, and both the code and our Sustainability Policy are available on our website at www.ceva-dsp.com.

Our employees are not represented by any collective bargaining agreements, however, certain provisions of Israeli law and the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. We have never experienced a work stoppage. We believe our employee relations are good.

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
●

we compete with CPU IP or configurable CPU IP (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP) providers, such as ARM, Synopsys and Cadence and the RISC-V open source;

●

we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, Huawei and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Cypress (now part of Infineon), Silicon Labs and NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Verislicon, ARM and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including AImotive, Arm Limited, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with ARM, Cadence, Synopsys and Verisilicon; and
●	we compete for chip design services in our main markets with WiPro and Cyient, and in the aerospace and defense markets with Marvel, ASIC North and First Pass Engineering.

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

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020 and 2021 the worldwide COVID-19 pandemic and the excepted recovery in economic activities created strong demand for chips that significantly surpasses the supply capacity for digital connectivity and consumer devices, causing long lead times. This environment may continue throughout 2022 and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 21%, 14% and 15% of our total revenues for 2021, 2020 and 2019, respectively. With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

In addition, we recently acquired Intrinsix, which derives revenues primarily from non-recurring engineering (NRE) payments as well as retains certain IP assets. We believe significant portions of our anticipated future revenues will likely depend upon our success in attracting new customers to NRE services, monetizing Intrinsix IP assets and expanding our relationships with existing Intrinsix customers. Revenues recognized from such arrangements have historically varied significantly from period to period, depending on the number and size of deals closed during a quarter, as well as the timing of the approval and funding processes of U.S. government agencies and their contractors that can be lengthy and difficult to predict. In addition, some Intrinsix’s customers may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future customers for Intrinsix’s NRE business and IP would also impede our future revenue growth and could materially harm our business.

Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 41%, 48% and 45% of our total revenues for 2021, 2020 and 2019, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

A significant portion of our revenues in general, and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM or semiconductor customers also may fail to introduce new handset devices that attract consumers, lose a significant design opportunity for a new product introduction, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. In particular, a customer’s loss of a design opportunity may have an adverse effect on our royalty revenues from such customer, which in turn will also have an adverse effect on our overall results of operations and market share. As an example, Intel, one of our customers, did not have its products selected for inclusion in a new smartphone series, and thereafter announced the sale of its 5G smartphone modem, as a result of which, our royalty revenues from Intel will reach record low levels in 2022. Our overall royalty revenues will be negatively impacted if we fail to offset any loss of royalty revenues from Intel, or any other loss of royalty revenues from a customer, with royalty revenues from other emerging products incorporating our technologies. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 78% of our total revenues for 2021, 79% for 2020 and 81% for 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

New tariffs, trade measures and other geopolitical risks and instability could adversely affect our consolidated results of operations, financial position and cash flows.

Tensions between the U.S. and China have been escalating since 2018 and are not fully resolved yet, and a number of factors  may exacerbate these tensions in the future. In addition, the recent movement of Russian military units into provinces in Eastern Ukraine has resulted in increased sanctions against Russia, and could also increase China/Taiwan political tensions and U.S./China trade and other relations. Trade tensions between the U.S. and China and other geopolitical instabilities have resulted, and could in the future result, in significant tariff increases, sanctions against specified entities, and the broadening of restrictions and license requirements for specified uses of products. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause disruptions in the semiconductor industry and its supply chain, decreased demand from customers for the ultimate products using our IP solutions, or other disruptions which may, directly or indirectly, materially harm our business, financial condition and results of operations. In addition, critical metals and materials used in semiconductors, such as Palladium, are sourced in the Russia, and sanctions against Russia could impact the semiconductor supply chain. In addition, while tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, our revenues are increasingly originated in China and the broader APAC region, and  we cannot predict further developments. Thus, existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, further changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

We depend on a limited number of key personnel who would be difficult to replace.

Our success depends to a significant extent upon certain of our key employees and senior management, the loss of which could materially harm our business. Competition for skilled employees in our field is intense, and in the current environment where many employees have become accustomed to remote work environments and frequent job changes, integration of employees into our company culture and retention of employees is becoming increasingly difficult. We cannot assure you that in the future we will be successful in attracting and retaining the required personnel.

The sales cycle for our IP and NRE solutions is lengthy, and even approved projects may have structured payment terms, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for our IP solutions and NRE services is lengthy, often lasting three to nine months. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. Purchasing decisions also may be delayed because of a customer’s internal budget approval process or from the involvement of U.S. government agencies for project and budgetary approvals. In addition, given the current market conditions, we have less ability to predict the timing of our customers’ purchasing cycle and potential unexpected delays in such a cycle. Because of the lengthy sales cycle and potential delays, our dependence on a limited number of customers to generate a significant amount of revenues for a particular period and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Furthermore, even approved projects may be subject to tranche or milestone-based payment structures, rather than upfront payments, which may cause delays in our performance of the relevant work and revenue recognition. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

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

Historically, Intrinsix has derived a significant portion of its revenues as a subcontractor to U.S. government prime contractors and has had some contracts directly with the U.S. government. U.S federal government agencies, including the Department of Defense (DoD), are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process, which is often responsive to myriad factors, including changes in political or public support for security and defense programs, uncertainties associated with the current global threat environment and other geo-political matters, and adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. These and other factors could cause governmental agencies to reduce their engagements for Intrinsix products and services under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations. Given its acquisition by CEVA, Inc., Intrinsix is no longer eligible for certain types of direct government contracts set aside for qualifying small businesses, which also could potentially reduce revenue from government contracts.

In addition, changes in federal law, government procurement policy, priorities, regulations, technology initiatives and/or requirements may also negatively impact our potential for growth in the aerospace and defense space. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, supply chain integrity, privacy, information protection, and cost accounting) can significantly increase our costs and risks and reduce our profitability.

As a company performing government contracts and subcontracts, we are also subject to additional regulations and compliance obligations, including related to accounting and billing, contract administration, government property, ethics and conflicts of interest, intellectual property, national security, and socioeconomic requirements. As a government contractor and subcontractor, we are and may become subject to audits, investigations, claims, disputes, enforcement actions. These matters could divert financial and management resources and result in administrative, civil or criminal litigation, arbitration or other legal proceedings and across a broad array of matters, and could in administrative, civil or criminal fines, penalties or other sanctions, non-monetary relief or actions such as suspension or debarment from government contracts or suspension of export/import privileges, and otherwise harm our business and our ability to obtain and retain government contract-related awards. An investigation, claim, dispute, enforcement action or litigation, even if unsubstantiated or fully indemnified or insured, could also negatively impact our reputation, thereby making it substantially more difficult to compete successfully for business, obtain and retain awards or obtain adequate insurance in the future, and could have a material adverse effect on our business, financial condition and results of operations.

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

One of our principal research and development facilities is located in Israel, and most of our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

Terrorist attacks and attempted terrorist attacks, military responses to terrorist attacks, other military actions, including illegal invasion of sovereign countries, or governmental action in response to or in anticipation of a terrorist attack or civil unrest or foreign invasion, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for end products that incorporate our technologies. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $3,843,000, $3,042,000 and $5,843,000 in 2021, 2020 and 2019, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the EURO, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the CIR, which is generally refunded every three years. This has resulted in an increase in foreign exchange loss during 2021 as compared to 2020 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

We are exposed to the credit risk of our customers, which could result in material losses.

As we diversify and expand our addressable market, we will enter into IP licensing arrangements with first time customers on which we do not have full visibility of their creditworthiness. Furthermore, we have increased business activities in the Asia Pacific region. As a result, our future credit risk exposure may increase. Although we monitor and attempt to mitigate credit risks, there can be no assurance that our efforts will be effective. Although any losses to date relating to the credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $72.5 million, $62.0 million and $52.8 million for 2021, 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We have significant operations in Israel, as well operations in the United States, Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Although our Israeli and Irish subsidiaries are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. Our French entity tax rate is 26.5% and higher than current U.S. tax rates. If our Israeli and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. For example, if we fail to achieve our near term financial guidance, or fail to show overall business growth and expansion, our stock price may significantly decline. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Rockville, Maryland, where we conduct research and development and administration activities in a 9,913 square foot facility under a lease expiring in 2028. We also have principal offices where we conduct research and development, sales and marketing and administration activities in Herzliya, Israel, where have a 53,971 square foot facility lease expiring 2025; Sophia Antipolis, France, where we have a 7,535 square foot facility lease expiring in 2024; and Marlborough, Massachusetts, where we have a 10,775 square foot facility lease expiring in 2029.

We also lease seven other buildings for our main additional engineering, sales, marketing, administrative, support, operations and design centers, including two other facilities located in each of the U.K. and Ireland and one other facility located in each of the U.S., China and Japan. Together with our principal offices, these eleven facilities cover an aggregate of approximately 100,803 square feet, ranging from 1,713 square feet to 53,971 square feet, with lease terms expiring from 2022 to 2034.

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

Gideon Wertheizer, age 65, has served as our Chief Executive Officer since May 2005. He joined our board of directors in January 2010. Mr. Wertheizer has 38 years of experience in the semiconductor and silicon intellectual property industries. He previously served as the Executive Vice President and General Manager of the DSP business unit at CEVA. Prior to joining CEVA in November 2002, Mr. Wertheizer held various executive positions at DSP Group, Inc., including such roles as Executive VP - Strategic Business Development, Vice President for Marketing and Vice President of VLSI design. Mr. Wertheizer holds a BsC for electrical engineering from Ben Gurion University in Israel and executive MBA from Bradford University in the United Kingdom.

Yaniv Arieli, age 53, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Issachar Ohana, age 56, has served as our Vice President, Worldwide Sales, since November 2002 and our Executive Vice President, Worldwide Sales, since July 2006. Prior to joining CEVA in November 2002, Mr. Ohana was with DSP Group beginning in August 1994 as a VLSI design engineer. He was appointed Project Manager of DSP Group’s research and development in July 1995, Director of Core Licensing in August 1998, and Vice President—Sales of the Core Licensing Division in May 2000. Mr. Ohana holds a B.Sc. in Electrical and Computer Engineering from Ben Gurion University in Israel and an MBA from Bradford University in the United Kingdom.

Michael Boukaya, age 47, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as VP and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining CEVA, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002.  Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ.  As of February 23, 2022, there were approximately 501 holders of record, which we believe represents approximately 34,100 beneficial holders.

Equity Compensation Plan Information

Information as of December 31, 2021 regarding options, SARs, RSUs and PSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2022 Proxy Statement for the 2022 annual meeting of stockholders to be held on June 2, 2022 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2021.

2022 Annual Meeting of Stockholders

We anticipate that the 2022 annual meeting of our stockholders will be held virtually on June 2, 2022.

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

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
CEVA, Inc.	100.00	137.56	65.85	80.36	135.63	128.89
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2016, through December 31, 2021, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index and the S&P 500 Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2016), the NASDAQ Global Market (U.S.) Composite Index and the S&P 500 Index on December 31, 2016, and assumes dividends, if any, are reinvested.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, both appearing elsewhere in this annual report.

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and integrated IP solutions for a smarter, more secure and more connected world. We offer Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence. During 2021, we acquired Intrinsix Corp. (Intrinsix), which provides chip design expertise and a range of additional IP in the areas of mixed signal, RF, security and heterogeneous System-on-Chip (SoC) interfaces.

Our IP products and solutions are licensed to customers who embed them into their SoC and microcontroller designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense and medical.

Our ultra-low-power IP offerings are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones, sensor hubs and inertial measurement units (IMU). Our camera platforms incorporate AI processors, digital signal processor (DSP) cores, accelerators and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our sensor hub DSPs serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and inertial measurement units (IMUs). Our IMU technologies include processor agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as environmental sensors in devices. Our wireless portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, NB-IoT for low bit rate cellular, UWB for high-precision localization, and Bluetooth and Wi-Fi technologies for wireless IoT.

We believe the acquisition of Intrinsix will allow us to further support our customers with integrated IP solutions that will combine CEVA and Intrinsix IP along with Intrinsix’s design capabilities toward the creation of highly optimized IP. We believe this will in turn strengthen our relationships with customers, generate recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets will extend CEVA’s serviceable market and revenue base.

CEVA is a sustainability and environmentally conscious company. We have adopted both a Code of Business Conduct and Ethics and a Sustainability Policy, in which we emphasize and focus on environmental preservation, recycling, the welfare of our employees and privacy – which we promote on a corporate level. At CEVA, we are committed to social responsibility, values of preservation and consciousness towards these purposes.

We believe that our IP licensing business and chip design expertise are solid with a diverse customer base and myriad target markets. Our state-of-the-art technology has shipped in more than 14 billion chips to date for a wide range of end markets. Every second, more than fifty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, ten of the twenty IP licensing and non-recurring engineering (NRE) deals concluded in the fourth quarter of 2021 were for Bluetooth and Wi-Fi wireless connectivity. Notably, we signed an agreement with a lead OEM customer for the next generation Wi-Fi 7 technology which we are developing today.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband and voice processing. Our key customer currently has a strong foothold in low-tier LTE smartphones and feature phones markets which continue to experience strong momentum.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (ASP). Looking ahead, we believe our PentaG platform for 5G handsets and 5G Broadband IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. In the fourth quarter, we signed a comprehensive agreement for our PentaG platform with a Japanese OEM for the nationwide deployment of 5G fixed wireless access in Japan.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU), Active Antenna Units (AAU), Base Band Units (BBU) and Distributed Units (DU) put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, C-RAN and O-RAN, as well as small cells and private networks.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and NB-IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and NB-IoT is expected to be more than 14 billion devices annually by 2026 based on ABI Research. In 2021, we reported all-time record high shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs of 1.1 billion units, up 79% year-over-year.

●

The growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us. To better address this market, our WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs.

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, hearing aids, device speakers, PCs and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices. During the fourth quarter, we concluded our fourth BlueBud license agreement.

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Développement, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 600 million units by 2025. This new DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications. In the fourth quarter we signed 2 deals for SensPro, targeting AI in automotive and next-generation computing.

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” To address this significant and lucrative opportunity, our NeuPro-S™ a second-generation family of AI processors for deep learning at the edge, brings the power of deep learning to the device, without relying on connectivity to the cloud. We believe this market opportunity for Edge AI at the edge represents new IP licensing and royalty drivers for the company in the coming years.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 200 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 25% year-over-year in the fourth quarter of 2021 to 333 million units and up 69% for the full year ended December 31, 2021, to more than 1.3 billion units. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

CURRENT TRENDS

We believe that as the continuing digital transformation drives industries to become connected and intelligent, our ubiquitous technology and collaborative business model present a significant and secular growth prospect. We intend to continue to capitalize on the semiconductor momentum with our AI, connectivity and other product lines, and our customer pipeline at the end of the year is historically high. We believe our key customers are keenly receptive to our products road map and priorities and willing to expand the scope of engagements with us, and anticipate that an increasing share of new customers and revenues will be derived from China and the remainder of the APAC region.

Our licensing, NRE and related revenues business is expected to continue to expand as we benefit from multiple growth vectors where we excel, in particular 5G, Wi-Fi 6 & 7, Edge AI and wearables and hearables. In addition, our new integrated IP solution offerings and expanded access to the lucrative aerospace and defense markets as a result of our acquisition of Intrinsix present further compelling opportunities. In royalties, we expect our base station & IoT product category to have a noticeable contribution to royalties in 2022, with royalties from base station RAN, Bluetooth, Wi-Fi and sensor fusion being the main drivers and outgrow their respective markets. Overall, we forecast another growth year in royalty revenues, where the strength of our base station & IoT royalty drivers more than offsetting the anticipated declines in royalty revenues from Intel following the sale of its 5G smartphone modem business and in handset baseband royalties as the remaining 4G smartphones from a Tier 1 OEM are phased out over the course of the year.

The ongoing COVID-19 pandemic and related public health measures has also materially affected how we and our customers are operating our businesses, and have materially affected our operating results, though we are encouraged by the persistent design activities of our customers and interests in our products and by recent indicators relating to our base station and IoT product category. During 2020, the world encountered new trends and different seasonality than what we have experienced in prior years. Some consumer electronics products sold well, and some new technologies were widely adopted due to social distancing and other restrictions. Nonetheless, prolonged measures to contain the spread of coronavirus pose uncertainty for economic activities. In particular, in emerging markets where our primary exposure is in low tier handsets, COVID-19 has had a negative impact. While the impact from COVID-19 on our financial results for the years ended December 31, 2021 and 2020 was not material, we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for the year 2022. For example, as of the date of this filing, while we see positive activity in our IP licensing and pipeline of deals, customers in the semiconductor space from whom we collect royalties are experiencing more pressure on their operations due to, among other reasons, longer manufacturing lead times as semiconductor demand surpasses supply and severe pandemic infections in large markets like India and Brazil may lead to lock downs and related reduction in economic activities. We will continue to closely monitor the effects of the ongoing pandemic on our operations, employees and customers.

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

We generate our revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues and (3) other revenues, which include revenues from NRE payments and from support, training and sale of development systems and chips. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs of a variety of consumer electronics products.  We also license our technology directly to OEMs, which are considered end users.

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

Revenues from contracts that involve significant customization of our IP to customer-specific specifications are performance obligations we generally account for as performance obligations satisfied over time. Our performance obligation does not create an asset with alternative use, and we have an enforceable right to payment. We recognize revenue on such contracts using cost based input methods, which recognize revenue and gross profit as work is performed based on a ratio between actual costs incurred compared to the total estimated costs for the contract. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of our revenues, we receive the actual sales data from our customers after the quarter ends and accounts for it as unbilled receivables. When we do not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on our estimation of the customer’s sales during the quarter. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

We recently acquired Intrinsix, which derives revenues primarily from NRE payments. Revenues that are derived from NRE payments are performance obligations that are recognized over time as the services are rendered. For time-and-materials contracts, the performance obligation is satisfied and revenue is recognized over time as the services are performed. Generally, contracts call for billings on a time-and-materials basis; however, in instances when a fixed-fee contract is signed, revenue is recognized over time, based on an input method of labor costs expended, relative to total expected labor costs to complete the contract.

In addition to license and NRE fees, contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades.  Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year.  After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis.  We consider the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, we recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically 12 months.

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

Deferred revenues, which represent a contract liability, include unearned amounts received under license and NRE agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and other” (ASC 350). ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If an entity elects not to use this option, or if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the entity recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. For each of the three years for the period ended December 31, 2021, no impairment of goodwill has been identified.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry-forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2020 and 2021 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 14 to our Consolidated Financial Statements for the year ended December 31, 2021 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

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

We have elected to account for global intangible low-taxed income (GILTI) as a current-period expense when incurred. Legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in 2022, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors. Equity-based compensation primarily includes restricted stock unit (RSUs), as well as options, stock appreciation right (SAR), performance-based stock units (PSUs) and employee stock purchase plan awards.

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

Starting on January 1, 2020, as a result of the adoption of ASC 326, available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on our consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. The amount of credit losses recorded for the years ended December 31, 2021 and 2020 was immaterial. We determine realized gains or losses on sale of marketable securities using a specific identification method and records such gains or losses as financial income, net.

Prior to 2020, we recognized an impairment charge when a decline in the fair value of our investments in debt securities below the cost basis of such securities was considered to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that were deemed other-than-temporarily impaired, the amount of impairment was recognized in the statement of income (loss) and was limited to the amount related to credit losses, while impairment related to other factors was recognized in other comprehensive income (loss). During the year ended December 31, 2019, no other-than temporary impairment were recorded related to our marketable securities.

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

Recently Issued Accounting Pronouncement

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for us in the first quarter of 2023 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income (loss) as percentages of our total revenues for the periods indicated:

	2019	2020	2021
Consolidated Statements of Income (Loss) Data:
Revenues:
Licensing, NRE and related revenue	54.9%	52.3%	59.4%
Royalties	45.1%	47.7%	40.6%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	11.6%	10.7%	13.7%
Gross profit	88.4%	89.3%	86.3%
Operating expenses:
Research and development, net	60.6%	61.8%	59.1%
Sales and marketing	14.2%	11.9%	10.5%
General and administrative	13.6%	14.1%	11.7%
Amortization of intangible assets	2.2%	2.3%	2.2%
Total operating expenses	90.6%	90.1%	83.5%
Operating income (loss)	(2.2)%	(0.8)%	2.8%
Financial income, net	3.8%	3.3%	0.2%
Remeasurement of marketable equity securities	—	—	1.6%
Income before taxes on income	1.6%	2.5%	4.6%
Taxes on income	1.5%	4.9%	4.3%
Net income (loss)	0.1%	(2.4)%	0.3%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income (loss) for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2019	2020	2021
Total revenues (in millions)	$87.2	$100.3	$122.7
Change year-on-year	—	15.1%	22.3%

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC represented 21%, 14% and 15% of our total revenues for 2021, 2020 and 2019, respectively. Sales to Intel represented 6%, 15% and 19% of our total revenues for 2021, 2020 and 2019, respectively, and are expected to decline significantly in future periods following the sale of its 5G modem business.  Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis.  With respect to our royalty revenues, three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020.  Three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019.  We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2019	2020	2021

Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	81%	78%	73%
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	19%	22%	27%

We expect to continue to generate a significant portion of our revenues for 2021 from the above products and services.

Licensing, NRE and related revenue

	2019	2020	2021
Licensing, NRE and related revenue (in millions)	$47.9	$52.5	$72.8
Change year-on-year	—	9.7%	38.7%

Total 2021 licensing, NRE and related revenue reached a new all-time record high, due to the contribution of the acquisition of Intrinsix on May 31, 2021 to our revenues, and from diversification of technologies, markets, new and recurring customers and overall sales execution. The increase in licensing, NRE and related revenues from 2019 to 2020 principally reflected an increase in Bluetooth and base station licensing deals, partially offset by decreased revenues from licensing of handset baseband and vision products.

For 2022, our licensing, NRE and related revenues business is expected to continue to expand as we benefit from multiple growth vectors where we excel, in particular 5G, Wi-Fi 6 & 7, Edge AI and wearables and hearables. In addition, our new integrated IP solution offerings and expanded access to the lucrative aerospace & defense markets via Intrinsix present further compelling opportunities for years to come.

Our licensing, NRE and related revenues business hit another record high number of license agreements signed, reaching 73, of which 25 were first-time customers. Our customer pipeline at the end of the year was historically high. We believe our key customers are keenly receptive to our products road map and priorities and willing to expand the scope of engagements with us.

Licensing, NRE and related revenue accounted for 59.4% of our total revenues for 2021, compared with 52.3% and 54.9% of our total revenues for 2020 and 2019, respectively.

Royalty Revenues

	2019	2020	2021
Royalty revenues (in millions)	$39.3	$47.8	$49.9
Change year-on-year	—	21.8%	4.3%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Our royalty revenues represent what our customers shipped during any quarter, or our best estimates for such shipments. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Based on internal data and Strategy Analytics’ provisional worldwide shipment data, CEVA’s worldwide market share of handset baseband chips that incorporate our technologies represented approximately 17%, 26% and 26% of the worldwide baseband volume in 2021, 2020 and 2019, respectively, and accounted for approximately 43%, 53% and 67% of our total royalty revenues for 2021, 2020 and 2019, respectively.

Our 2021 royalty revenue reached to a new record high. The main growth driver was attributed to our base station and IoT product categories, which increased 28% in revenue compared to 2020, reaching a new high of $28.6 million, up from $22.3 million in 2020. Our technologies are being deployed in wearables, PCs, smart TVs, robot vacuum cleaners, surveillance cameras and in plenty of other IoT devices are key drivers for that growth. On 5G RAN, a key customer of ours released for field testing new 5G RAN products enabled by our latest and most advanced DSP, the XC16 and we hope to enjoy new royalties from this in 2022. Overall, we also believe that this growth trend will continue into 2022, although we cannot assess its magnitude and timing. The increase in royalty revenues partially offset by lower handset baseband based royalties, as a large US based handset OEM moved to 5G, for which it uses chips from a competitor.

Total shipments in 2021 increased 24% year-over-year to over 1.6 billion units, up from 1.3 billion in 2020. Total shipment volume in 2019 was 1 billion. Annual shipments of base station & IoT customers reached a new record of 1.3 million units in 2021, up significantly 69% year-over-year.

The five largest royalty-paying customers accounted for 68% of our total royalty revenues for 2021, compared to 76% of our total royalty revenues for 2020 and 84% of our total royalty revenues for 2019.

Geographic Revenue Analysis

	2019		2020		2021
	(in millions, except percentages)
United States	$16.6	19.0%	$20.8	20.8%	$26.7	21.8%
Europe, Middle East (EME) (2)	$21.5	24.7%	$12.0	11.9%	$6.9	5.6%
Asia Pacific (APAC) (1)	$49.0	56.3%	$67.5	67.3%	$89.1	72.6%

(1) China	$33.2	38.1%	$51.7	51.6%	$67.5	55.0%
(2) Germany	$16.1	18.5%	*)	*)	*)	*)

*) Less than 10%

A majority of our revenues during the past three years have originated in the APAC region, with China representing the largest revenue share of countries in the APAC region. The increase in revenues in absolute dollars and percentage terms in APAC from 2020 to 2021 was due to strong execution in licensing of our wireless platforms for Bluetooth, Wi-Fi and 5G. Bluetooth royalties from customers in China also showed strong growth year over year. The increase in revenues in absolute dollars and percentage terms in APAC from 2019 to 2020 was due to strong licensing execution and higher royalties from our base station and IoT product lines.

The increase in revenues in absolute dollars and percentage terms in the United States from 2020 to 2021 reflected NRE revenues following the acquisition of Intrinsix, coupled with good licensing execution for our Wi-Fi platforms. The increase in revenues in absolute dollars and percentage terms in the United States from 2019 to 2020 reflected mainly higher royalties from one customer that moved its billing process from EME to the United States, which also explained the decrease in EME revenues in absolute dollars and percentage terms.

The decrease in revenues in absolute dollars and percentage in the EME region from 2020 to 2021 primarily reflected lower royalties from one customer that moved its billing process from EME to the United States and an overall weaker licensing environment during the year.

Cost of Revenues

	2019	2020	2021
Cost of revenues (in millions)	$10.1	$10.7	$16.8
Change year-on-year	—	6.4%	56.5%

Cost of revenues accounted for 13.7% of our total revenues for 2021, compared to 10.7% of our total revenues for 2020 and 11.6% of our total revenues for 2019. The absolute dollar increases in cost of revenues for 2021 as compared to 2020 principally reflected higher service costs for our customers, mainly due to incorporating for the first time, salary and related NRE costs associated with the Intrinsix business. The absolute dollar increase in cost of revenues for 2020 as compared to 2019 principally reflected higher salaries and related costs (partially due to salary and related costs associated with the Hillcrest Labs employees being included in the results for the first half of 2020, which costs were not incurred for the first half of 2019), higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the IIA), higher materials related to the Hillcrest Labs business and higher amortization cost related to acquired assets (Immervision technologies), partially offset by lower customization work for our licensees, lower third-party IP costs associated with the NB-IoT product line and lesser travel due to COVID-19.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the IIA, amortization of acquired assets and non-cash equity-based compensation expenses. In 2021, cost of revenues also includes for the first-time salary and related NRE costs and amortization of acquired assets associated with the Intrinsix business. Non-cash equity-based compensation expenses included in cost of revenues for the years 2021, 2020 and 2019 were $818,000, $639,000, and $630,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018, to a strategic investment in Immervision in the third quarter of 2019, and to certain intangible assets associated with the Intrinsix acquisition in the second quarter of 2021. Our amortization charges were $1.6 million, $0.7 million and $0.4 million for 2021, 2020 and 2019, respectively.

We anticipate that our cost of revenues will increase in 2022 as compared to 2021 in the amount of approximately $12.5 million, due mainly to our operating the Intrinsix business on a full year basis, compared to only a seven month period in 2021.

Operating Expenses

	2019	2020	2021
	(in millions)
Research and development, net	$52.8	$62.0	$72.5
Sales and marketing	$12.4	$11.9	$12.9
General and administration	$11.8	$14.1	$14.3
Amortization of intangible assets	$1.9	$2.3	$2.7

Total operating expenses	$78.9	$90.3	$102.4
Change year-on-year	—	14.4%	13.3%

The increase in total operating expenses for 2021 as compared to 2020 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; and (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) higher professional services cost associated with the Intrinsix transaction, and (3) higher facilities expenses, partially offset by lower allowance for credit losses. The increase in total operating expenses for 2020 as compared to 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received from the IIA, and (3) higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

	2019	2020	2021
Research and development expenses, net (in millions)	$52.8	$62.0	$72.5
Change year-on-year	—	17.3%	16.9%

The net increase in research and development expenses for 2021 as compared to 2020 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) a higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; (ii) Holdback Merger Consideration costs for the Intrinsix executives; and (iii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) lower Crédit Impôt Recherche (CIR) received from the French tax authorities, and (3) higher facilities expenses. The net increase in research and development expenses for 2020 as compared to 2019 principally reflected (1) higher salary and employee-related costs, mainly due to higher headcount, and the inclusion of salary and related costs associated with the Hillcrest Labs employees for the first half of 2020, which costs were not incurred for the first half of 2019 as the acquisition of the Hillcrest Labs business was consummated in July 2019, (2) lower research grants received, mainly from the IIA, and (3) higher non-cash equity-based compensation expenses, partially offset by higher CIR granted. The average number of research and development personnel in 2021 was 310, compared to 298 in 2020 and 273 in 2019. The number of research and development personnel was 311 at December 31, 2021 as compared to 304 in 2020 and 289 in 2019.

We anticipate that our research and development expenses cost will continue to increase in 2022, mainly as we continue to support new customers and reinforce our leadership with disciplined investments in research and development costs, which contribute to the licensing revenues and further down the road to royalty revenues, as well as from operating the Intrinsix business on a full year basis, compared to only a seven month period in 2021. We anticipate research and development costs will increase in 2022, compared to 2021, by approximately $6.5 million.

Research and development expenses, net of related government grants and French research tax benefits applicable to CIR, were 59.1% of our total revenues for 2021, as compared with 61.8% for 2020 and 60.6% for 2019. We recorded research grants under funding programs of $3,595,000 in 2021, compared with $2,844,000 in 2020 and $5,643,000 in 2019. We recorded UK tax credits and CIR benefits of $2,547,000, $3,485,000 and $2,513,000 for 2021, 2020 and 2019, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2021, 2020 and 2019 were $7,287,000, $6,874,000 and $5,857,000, respectively. Research and development expenses are net of related government research grants, UK tax credits and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2019	2020	2021
Sales and marketing expenses (in millions)	$12.4	$11.9	$12.9
Change year-on-year	—	(3.7)%	8.0%

The increase in sales and marketing expenses for 2021 as compared to 2020 principally reflected higher salary and employee related costs, mainly associated with the Intrinsix employees, and higher commission expenses, partially offset by lower non-cash equity-based compensation expenses. The decrease in sales and marketing expenses for 2020 as compared to 2019 principally reflected lesser travel and physical marketing activities and events (like trade shows), but more digital related activities at lesser costs, due to COVID-19, partially offset by higher non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 10.5% for 2021, as compared with 11.9% for 2020 and 14.2% for 2019. The total number of sales and marketing personnel was 36 in 2021, as compared with 35 in 2020 and 33 in 2019. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2021, 2020 and 2019 were $1,626,000, $2,038,000 and $1,495,000, respectively.

General and Administrative Expenses

	2019	2020	2021
General and administrative expenses (in millions)	$11.8	$14.1	$14.3
Change year-on-year	—	19.2%	1.3%

The slight increase in general and administrative expenses for 2021 as compared to 2020 principally reflected higher professional services cost associated with the Intrinsix transaction and higher salaries and employee related costs, partially offset by lower allowance for credit losses and lower non-cash equity-based compensation expenses. The increase in general and administrative expenses for 2020 as compared to 2019 principally reflected higher allowance for credit losses and higher non-cash equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 11.7% for 2021, as compared with 14.1% for 2020 and 13.6% for 2019. The total number of general and administrative personnel was 50 in 2021, as compared with 34 in 2020 and 32 in 2019. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities, allowance for credit losses and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2021, 2020 and 2019 were $3,324,000, $4,085,000 and $2,736,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $2.7 million, $2.3 million and $1.9 million for 2021, 2020 and 2019 respectively. The amortization charges in 2019 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of RivieraWaves in July 2014, which was fully amortized in 2019 (2) the acquisition of the Hillcrest Labs business in July 2019, and (3) the strategic investment in Immervision in August 2019. The amortization charges in 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) the strategic investment in Immervision. The amortization charges in 2021 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, (2) the strategic investment in Immervision, and (3) the acquisition of Intrinsix in 2021. As of December 31, 2021, the net amount of intangible assets associated with the acquisitions was $10.9 million.

Financial Income, net

	2019	2020	2021
	(in millions)
Financial income, net	$3.29	$3.28	$0.20
of which:
Interest income and gains and losses from marketable securities, net	$3.64	$2.84	$1.47
Foreign exchange gain (loss)	$(0.35)	$0.44	$(1.27)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, for 2021 as compared to 2020 mainly reflected lower yields. The decrease in interest income and gains and losses from marketable securities, net, for 2020 as compared to 2019 reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the strategic investment in Immervision during the third quarter of 2019) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in an increase in foreign exchange loss during 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro. This has resulted in a foreign exchange loss of $1.27 million, a foreign exchange gain of 0.44 million and a foreign exchange loss of $0.35 million for 2021, 2020 and 2019, respectively.

Remeasurement of marketable equity securities

We recorded a gain of $2.0 million in 2021 related to remeasurement of marketable equity securities, which we hold at cost. During the years ended December 31, 2021, 2020 and 2019, no impairment loss was identified. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments.

Provision for Income Taxes

During the years 2021, 2020 and 2019, we recorded tax expenses of $5.3 million, $4.9 million and $1.3 million, respectively. The increase in provision for income taxes in 2021 as compared to 2020 principally reflected a significant increase in income earned in France, which has a relatively high corporate tax rate of 26.5%, offset by lower withholding tax expenses for which we will not be able to obtain a refund from certain tax authorities, and a one time Income tax benefit recorded in 2021 associated with the purchase price allocation related to the Intrinsix acquisition. The increase in provision for income taxes in 2020 as compared to 2019 principally reflected withholding tax expenses for which we will not be able to obtain a refund from certain tax authorities, and a tax benefit of $1.0 million recorded in the third quarter of 2019 due to the release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France. Although our Israeli and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. Starting in 2020 and continuing into 2021, our French subsidiary was in a profit position and local French tax rate of 26.5% was applied, that is significantly higher than the Company’s overall blended tax rate.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

In 2017, the French government passed a series of tax reforms allowing for a phased reduction in the corporate tax rate. In accordance with the tax reforms, our French subsidiary qualified in 2018 for a corporate tax rate of 28% for taxable profit up to €500,000 (approximately $559,930) and the standard rate of 33.33% for taxable profit above €500,000 (approximately $559,930). In 2019, the standard corporate income tax rate was reduced to 31%, with the first €500,000 (approximately $559,930) of taxable profit still being subject to the reduced 28% rate. In 2020, a corporate income tax rate of 28% has become the new standard rate for all taxable profits. In 2021, the corporate income tax rate was reduced to 26.5%. In 2022, the standard corporate income tax rate will be further reduced to 25%.

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

The new tax track under the Amendment, which is applicable to our Israeli subsidiary, is the “Technological Preferred Enterprise”. Technological Preferred Enterprise is an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than 10 billion New Israeli Shekel (“NIS”). A Technological Preferred Enterprise, as defined in the Amendment, that is located in the center of Israel (where our Israeli subsidiary is currently located), is taxed at a rate of 12% on profits deriving from intellectual property. Any dividends distributed to “foreign companies”, as defined in the Amendment, deriving from income from technological enterprises will be taxed at a rate of 4%. We are applying the Technological Preferred Enterprise tax track for our Israeli subsidiary from tax year 2020 and onwards.

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

For more information about our provision for income taxes, see Note 14 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had approximately $33.2 million in cash and cash equivalents, $31.4 million in short term bank deposits, $90.3 million in marketable securities, and $0 million in long term bank deposits, totaling $154.9 million, as compared to $159.6 million at December 31, 2020. The decrease in 2021 as compared to 2020 principally reflected $29.9 million cash used for the acquisition of Intrinsix, partially offset by cash provided by operations.

Out of total cash, cash equivalents, bank deposits and marketable securities of $154.9 million at year end 2021, $144.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During 2021, we invested $40.7 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date.  In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $56.1 million. During 2020, we invested $99.9 million of cash in bank deposits and marketable securities with maturities up to 56 months from the balance sheet date.  In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $87.6 million. During 2019, we invested $66.5 million of cash in bank deposits and marketable securities with maturities up to 53 months from the balance sheet date.  In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $85.9 million. All of our marketable securities are classified as available-for-sale.  The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow.  Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes.  Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income (loss). The amount of credit losses recorded for the twelve months ended December 31, 2021, and 2020, was immaterial. We did not recognize any other-than-temporarily-impaired charges on marketable securities in 2019.  For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2021.

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

Operating Activities

Cash provided by operating activities in 2021 was $25.8 million and consisted of a net income of $0.4 million, adjustments for non-cash items of $19.6 million, and changes in operating assets and liabilities of $5.8 million. Adjustments for non-cash items primarily consisted of $7.0 million of depreciation and amortization of intangible assets, and $13.1 million of equity-based compensation expenses. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $5.8 million, a decrease in prepaid expenses and other assets of $3.6 million, and an increase in deferred revenues of $5.1 million, partially offset by an increase in deferred taxes, net of $6.3 million (mainly due to an increase in withholding tax assets which can be utilized in future years), a decrease in accrued expenses and other payables of $1.7 million, and a decrease in accrued payroll and related benefits of $0.9 million.

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

Cash provided by operating activities in 2019 was $9.7 million and consisted of net income of $28,000, adjustments for non-cash items of $16.8 million, and changes in operating assets and liabilities of $7.1 million. Adjustments for non-cash items primarily consisted of $5.3 million of depreciation and amortization of intangible assets, $10.7 million of equity-based compensation expenses, and $0.6 million of amortization of premiums on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables  of $2.2 million, an increase in prepaid expenses and other assets of $4.2 million (mainly as a result of a strategic investment in Immervision of $2.9 million), an increase in deferred taxes, net, of $3.6 million (mainly due to (1) a release of a tax provision as a result of the completion of a tax audit in a certain foreign tax jurisdiction, and (2) an increase in withholding tax assets which can be utilized in future years),  partially offset by an increase in accrued payroll and related benefits of $3.1 million.

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

Investing Activities

Net cash used in investing activities in 2021 was $16.7 million, as compared to net cash used in investing activities of $15.2 million in 2020 and net cash used in investing activities of $2.4 million in 2019. We had a cash outflow of $39.2 million with respect to investments in marketable securities and a cash inflow of $36.1 million with respect to maturity, and sale, of marketable securities during 2021. Included in the cash inflow during 2021 was net proceeds of $18.5 million from bank deposits. We had a cash outflow of $56.0 million with respect to investments in marketable securities and a cash inflow of $32.2 million with respect to maturity, and sale, of marketable securities during 2020. Included in the cash inflow during 2020 was net proceeds of $11.5 million from bank deposits. We had a cash outflow of $27.2 million with respect to investments in marketable securities and a cash inflow of $40.5 million with respect to maturity, and sale, of marketable securities during 2019. Included in the cash inflow during 2019 was net proceeds of $6.1 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.2 million in 2021, $2.9 million in 2020 and $3.5 million in 2019. We had a cash outflow, net of cash acquired, of $29.9 million in 2021 for the acquisition of Intrinsix We had a cash outflow of $0.2 million and $18.1 million in 2020 and 2019, respectively, for the acquisition of the Hillcrest Labs business and the strategic investment in Immervision. We had a cash outflow of $0.3 million in 2019, from the purchase of a license of NB-IoT technologies.

Financing Activities

Net cash provided by financing activities in 2021 was $3.2 million, as compared to net cash used in financing activities of $2.1 million in 2020 and net cash used in financing activities of $6.7 million in 2019.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 5,700,000 shares in 2010, 2013, 2014 and 2018. In February 2020, our board of directors authorized the repurchase of an additional 700,000 shares of common stock. In 2021, we did not repurchase any shares of common stock. In 2020, we repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4.8 million. In 2019, we repurchased 355,180 shares of common stock at an average purchase price of $25.66 per share for an aggregate purchase price of $9.1 million. As of December 31, 2021, we had 497,608 shares available for repurchase.

In 2021, 2020 and 2019, we received $3.2 million, $2.9 million and $2.4 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2021:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	909	513	357	27	12
Purchase Obligations – design tools	7,127	6,855	272	—	—
Other purchase Obligations	2,396	2,100	276	20	—
Total	10,432	9,468	905	47	12

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

At December 31, 2021, our income tax payable, net of withholding tax credits, included $1,610,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2021, the amount of accrued severance pay was $10,551,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $376,000 is unfunded.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $1.27 million, a foreign exchange gain of $0.44 million and a foreign exchange loss of $0.35 million for 2021, 2020 and 2019, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2021, 2020 and 2019, we recorded accumulated other comprehensive gain of $55,000, accumulated other comprehensive loss of $49,000 and accumulated other comprehensive gain of $117,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2021, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $55,000, which will be recorded in the consolidated statements of income during the following three months. We recognized a net gain of 0.17 million, a net gain of 0.69 million and a net gain of $0.31 million for 2021, 2020 and 2019, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of December 31, 2021, the losses associated with our investments were not material and therefore no credit loss was recognized in 2021. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.47 million in 2021, $2.84 million in 2020 and $3.64 million in 2019. The decrease in interest income and gains and losses from marketable securities, net, for 2021 as compared to 2020 mainly reflected lower yields. The decrease in interest income and gains and losses from marketable securities, net, for 2020 as compared to 2019 reflected lower combined cash, bank deposits and marketable securities balances held (mainly as a result of the acquisition of the Hillcrest Labs business and the strategic investment in Immervision during the third quarter of 2019) and lower yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2021. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intrinsix Corp., which is included in the 2021 consolidated financial statements of the Company and constituted 2.6% and 0.2% of total and net assets, respectively, as of December 31, 2021 and 7.2% and 2.5% of revenues and net income, respectively, for the year then ended.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2022 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2022 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2021 and 2020

●	Consolidated Statements of Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019.
●	Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 2021, 2020 and 2019.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.

●	Notes to the Consolidated Financial Statements.

●	2. Financial Statement Schedules:

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

INDEX TO EXHIBITS

EXHIBIT	EXHIBIT		FILE	EXHIBIT	FILING	FILED
NUMBER	DESCRIPTION	FORM	NO.	NUMBER	DATE	HEREWITH

2.1	Agreement and Plan of Merger, dated May 9, 2021, by and among the Registrant, Northstar Merger Sub, Inc. Intrinsix Corp., and Shareholder Representative Services LLC	8-K	000-49842	2.1	May 9, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10	000-49842	3.1	June 3, 2002
3.2	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)	8-K	000-49842	3.1	December 8, 2003
3.3	Amended and Restated Bylaws of the Registrant	8-K	000-49842	3.1	October 31, 2019
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-49842	3.1	July 22, 2005
3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-K	000-49842	3.5	February 28, 2020
4.1	Specimen of Common Stock Certificate	S-1	333-97353	4.1	July 30, 2002
4.2	Description of Securities	10-K	000-49842	4.2	February 28, 2020
10.1†	CEVA, Inc. 2003 Director Stock Option Plan	10-K	000-49842	10.8	March 15, 2012
10.2†	CEVA, Inc. Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	000-49842	4.6	August 10, 2020
10.3	Form of Indemnification Agreement	10	000-49842	10.13	June 3, 2002

10.4†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002	10-K	000-49842	10.16	March 28, 2003
10.5†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002	8-K	000-49842	10.2	February 18, 2021
10.6†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002	10-K	000-49842	10.18	March 28, 2003
10.7†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	10-Q	000-49842	10.1	November 9, 2005
10.8†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005.	8-K	000-49842	10.3	February 18, 2021
10.9†	Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.1	April 9, 2019
10.10†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.4	February 18, 2021
10.11†	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan	10-Q	000-49842	10.26	August 9, 2006
10.12†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002	10-Q	000-49842	10.27	November 9, 2007
10.13†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003	8-K	000-49842	99.1	November 7, 2007
10.14†	CEVA, Inc. Amended and Restated 2011 Stock Incentive Plan	10-Q	000-49842	4.5	August 10, 2020
10.15†	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.26	March 11, 2016
10.16†	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.27	March 11, 2016
10.17†	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.28	March 11, 2016
10.18†	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.29	March 11, 2016
10.19†	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.3	March 11, 2016
10.20†	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.31	March 11, 2016
10.21†	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.32	March 11, 2016
10.22#†	2022 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2022	8-K	000-49842	10.1	February 18, 2022
10.23#†	2022 Executive Bonus Plan for Gideon Wertheizer, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2022	8-K	000-49842	N/A	1February 18, 2022

10.24#†	Form of Short-Term Executive PSUs for Israeli Executive Officers	8-K	000-49842	10.2	February 24, 2020
10.25#†	Form of Short-Term Executive PSUs for U.S.-based Executive Officers	8-K	000-49842	10.3	February 24, 2020
10.26†	Form of Long-Term Executive PSUs for Israeli Executive Officers.	8-K	000-49842	10.4	February 24, 2020
10.27†	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.	8-K	000-49842	10.5	February 24, 2020
10.28†	2019 PSU Award for Gideon Wertheizer	8-K	000-49842	N/A	May 9, 2019
21.1	List of Subsidiaries	X
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global	X
24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Confidential portions of this document have been redacted as permitted by applicable regulations.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

CEVA, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Auditing the identification of performance obligations in intellectual properties license contracts may require certain judgments as it relates to the evaluation of the contractual terms of the arrangement. Auditing the allocation of the transaction price to performance obligations requires significant judgment in determining whether the use of the residual approach to estimate the standalone selling prices of intellectual properties licensing is appropriate.

CEVA, INC.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the identification of distinct performance obligations, the determination of the standalone selling prices, including the Company’s assessment of the appropriateness of the residual approach method.

Among the substantive procedures we performed to test the identification and determination of distinct performance obligations, for a sample of contracts, we read the executed contract to understand and evaluated management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

To test management’s determination of standalone selling price for each performance obligation, we performed procedures to evaluate the methodology applied, tested the accuracy of the underlying data and calculations and the application of that methodology to the sample of contracts. Our testing of the application of the residual method to estimate standalone selling prices of intellectual properties license included inquiries with management and analysis of the variability of actual intellectual properties license pricing during the year.

We also tested the mathematical accuracy of management’s calculations of revenue in the consolidated financial statements. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

Business combinations
Description of the Matter

As described in Notes 1 to the consolidated financial statements, on May 31, 2021, the Company acquired 100% of the equity shares of Intrinsix Corp. (“Intrinsix”) for a net consideration of $30.5 million (the “Intrinsix Acquisition”). The Intrinsix Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”.

Auditing the Company's accounting for the Intrinsix Acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which principally consisted of customer relationships of $3.6 million and technology of $3.3 million.

The significant estimation uncertainty in determining the fair values of identified intangible assets was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the customer relationships and technology intangible assets included discount rates, return on investment and certain assumptions that form the basis of the forecasted results, such as revenue growth rates, profitability margins and estimated costs. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

CEVA, INC.

How We Addressed the Matter in Our Audit

In our audit we obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management's judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair value of the customer relationships and technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the revenue growth rates and expected costs to historical financial information, comparable companies and market and economic trends. We also performed a sensitivity analysis of the discount rate, profit margins, return on investment, revenue projections and estimated expected costs to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we evaluated the appropriateness of the related disclosures in relation to the Intrinsix acquisition.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company's auditor since 1999.

Tel-Aviv, Israel

March 1, 2022

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CEVA, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CEVA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intrinsix Corp., which is included in the 2021 consolidated financial statements of the Company and constituted 2.6% and 0.2% of total and net assets, respectively, as of December 31, 2021 and 7.2% and 2.5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Intrinsix Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes, and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

CEVA, INC.

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

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel Aviv, Israel
March 1, 2022

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,143	$33,153
Short-term bank deposits	20,233	31,410
Marketable securities	88,754	90,298
Trade receivables (net of allowance for credit losses of $300 and $288 at December 31, 2020 and December 31, 2021, respectively)	31,224	27,449
Prepaid expenses and other current assets	6,205	6,670
Total current assets	167,559	188,980
Long-term assets:
Bank deposits	29,529	—
Severance pay fund	10,535	10,175
Deferred tax assets, net	10,826	15,850
Property and equipment, net	7,586	6,765
Operating lease right-of-use assets	9,052	8,827
Goodwill	51,070	74,777
Intangible assets, net	10,836	14,607
Investments in marketable equity securities	936	2,919
Other long-term assets	9,023	5,759
Total long-term assets	139,393	139,679
Total assets	$306,952	$328,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$894	$1,464
Deferred revenues	2,434	8,661
Accrued expenses and other payables	3,843	4,030
Accrued payroll and related benefits	18,040	18,011
Operating lease liabilities	2,969	3,274
Total current liabilities	28,180	35,440
Long-term liabilities:
Accrued severance pay	11,226	10,551
Operating lease liabilities	5,772	5,130
Other accrued liabilities	885	806
Total long-term liabilities	17,883	16,487

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at December 31, 2020 and 2021; 22,260,917 and 22,984,552 shares outstanding at December 31, 2020 and 2021, respectively	22	23
Additional paid in-capital	233,172	235,386
Treasury stock at cost (1,334,243 and 610,608 shares of common stock at December 31, 2020 and 2021, respectively)	(30,133)	(13,790)
Accumulated other comprehensive income (loss)	478	(372)
Retained earnings	57,350	55,485
Total stockholders’ equity	260,889	276,732
Total liabilities and stockholders’ equity	$306,952	$328,659

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2020	2021
Revenues:
Licensing, NRE and related revenues	$47,890	$52,513	$72,827
Royalties	39,262	47,813	49,879
Total revenues	87,152	100,326	122,706
Cost of revenues	10,106	10,749	16,827
Gross profit	77,046	89,577	105,879
Operating expenses:
Research and development, net	52,843	62,010	72,504
Sales and marketing	12,363	11,907	12,861
General and administrative	11,841	14,116	14,296
Amortization of intangible assets	1,923	2,307	2,710
Total operating expenses	78,970	90,340	102,371
Operating income (loss)	(1,924)	(763)	3,508
Financial income, net	3,291	3,284	197
Remeasurement of marketable equity securities	—	—	1,983
Income before taxes on income	1,367	2,521	5,688
Taxes on income	1,339	4,900	5,292
Net income (loss)	$28	$(2,379)	$396

Basic net income (loss) per share	$0.00	$(0.11)	$0.02
Diluted net income (loss) per share	$0.00	$(0.11)	$0.02
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	21,932	22,107	22,819
Diluted	22,323	22,107	23,251

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2020	2021

Net income (loss):	$28	$(2,379)	$396
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,245	548	(1,150)
Reclassification adjustments included in net income (loss)	28	6	(13)
Net change	1,273	554	(1,163)
Cash flow hedges:
Changes in unrealized gains (losses)	440	632	228
Reclassification adjustments included in net income (loss)	(307)	(688)	(165)
Net change	133	(56)	63
Other comprehensive income (loss) before tax	1,406	498	(1,100)
Income tax expense (benefit) related to components of other comprehensive income (loss)	198	114	(250)
Other comprehensive income (loss), net of taxes	1,208	384	(850)
Comprehensive income (loss)	$1,236	$(1,995)	$(454)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)		Retained earnings	Total stockholders’ equity
Balance as of January 1, 2019	21,787,860	$22	$223,250	$(39,132)	$(1,114)		$62,853	$245,879
Net income	—	—	—	—	—		28	28
Other comprehensive income	—	—	—	—	1,208		—	1,208
Equity-based compensation	—	—	10,718	—	—		—	10,718
Purchase of treasury stock	(355,180)	—	—	(9,113)	—		—	(9,113)
Issuance of treasury stock upon exercise of stock-based awards	406,689	—	(5,963)	8,855	—		(455)	2,437
Balance as of December 31, 2019	21,839,369	$22	$228,005	$(39,390)	$94		$62,426	$251,157
Net loss	—	—	—	—	—		(2,379)	(2,379)
Other comprehensive income	—	—	—	—	384		—	384
Equity-based compensation	—	—	13,636	—	—		—	13,636
Purchase of treasury stock	(202,392)	—	—	(4,780)	—		—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	623,940	—	(8,469)	14,037	—		(2,697)	2,871
Balance as of December 31, 2020	22,260,917	$22	$233,172	$(30,133)	$478		$57,350	$260,889
Net income	—	—	—	—	—		396	396
Other comprehensive loss	—	—	—	—	(850)		—	(850)
Equity-based compensation	—	—	13,055	—	—		—	13,055
Issuance of treasury stock upon exercise of stock-based awards	723,635	1	(10,841)	16,343	—		(2,261)	3,242
Balance as of December 31, 2021	22,984,552	$23	$235,386	$(13,790)	$(372	) (*)	$55,485	$276,732

(*) Accumulated unrealized loss from available-for-sale securities, net of taxes of $132					$(427)
Accumulated unrealized gain from hedging activities, net of taxes of $8					$55
Accumulated other comprehensive loss, net as of December 31, 2021					$(372)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income (loss)	$28	$(2,379)	$396
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,104	3,233	3,184
Amortization of intangible assets	2,165	2,588	3,801
Equity-based compensation	10,718	13,636	13,055
Realized loss (gain), net on sale of available-for-sale marketable securities	28	6	(13)
Amortization of premiums on available-for-sale marketable securities	554	444	420
Unrealized foreign exchange (gain) loss, net	249	(591)	1,163
Remeasurement of marketable equity securities	—	—	(1,983)
Changes in operating assets and liabilities:
Trade receivables, net	(2,151)	(2,917)	5,842
Prepaid expenses and other assets	(4,170)	(559)	3,604
Operating lease right-of-use assets	(1,281)	2,014	225
Accrued interest on bank deposits	(161)	1,186	(65)
Deferred taxes, net	(3,594)	(335)	(6,305)
Trade payables	53	186	404
Deferred revenues	85	(1,208)	5,053
Accrued expenses and other payables	(131)	133	(1,737)
Accrued payroll and related benefits	3,056	1,803	(875)
Operating lease liability	1,166	(2,183)	(232)
Income taxes payable	(53)	143	189
Accrued severance pay, net	9	(37)	(322)
Net cash provided by operating activities	9,674	15,163	25,804
Cash flows from investing activities:
Acquisition of a business, net of cash acquired (see note 1)	(11,000)	—	(29,891)
Purchase of property and equipment	(3,461)	(2,935)	(2,193)
Purchase of intangible assets	(7,364)	—	—
Investment in bank deposits	(39,346)	(43,893)	(1,500)
Proceeds from bank deposits	45,435	55,393	19,989
Investment in available-for-sale marketable securities	(27,184)	(56,011)	(39,192)
Proceeds from maturity of available-for-sale marketable securities	3,888	21,956	26,043
Proceeds from sale of available-for-sale marketable securities	36,589	10,272	10,035
Net cash used in investing activities	(2,443)	(15,218)	(16,709)
Cash flows from financing activities:
Purchase of treasury stock	(9,113)	(4,780)	—
Payment of contingent consideration liability	—	(204)	—
Proceeds from exercise of stock-based awards	2,437	2,871	3,242
Net cash provided by (used in) financing activities	(6,676)	(2,113)	3,242
Effect of exchange rate changes on cash and cash equivalents	(12)	508	(327)
Increase (decrease) in cash and cash equivalents	543	(1,660)	12,010
Cash and cash equivalents at the beginning of the year	22,260	22,803	21,143
Cash and cash equivalents at the end of the year	$22,803	$21,143	$33,153

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2019	2020	2021
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$5,063	$4,727	$9,183
Non-cash transactions:
Property and equipment purchases incurred but unpaid at the end of the year	$21	$5	$59
Right-of-use assets obtained in the exchange for operating lease liabilities	$2,493	$6,787	$2,679

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

CEVA licenses a family of wireless connectivity and smart sensing technologies and integrated IP solutions. The Company’s offerings include Digital Signal Processors, AI processors, wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more secure and more connected world. These technologies are offered in combination with Intrinsix IP integration services, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP-based solutions include platforms for 5G baseband processing in mobile, IoT and infrastructure, advanced imaging and computer vision for any camera-enabled device, audio/voice/speech and ultra-low-power always-on/sensing applications for multiple IoT markets. For sensor fusion, the Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and inertial measurement unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-wideband (UWB) and NB-IoT are the most broadly licensed connectivity platforms in the industry.

CEVA’s recently acquired Intrinsix Corp. (“Intrinsix”) business expands its market reach to the aerospace and defense markets and allows it to offer integrated IP solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

CEVA’s technologies are licensed to leading semiconductor and original equipment manufacturer (“OEM”) companies. These companies design, manufacture, market and sell application-specific integrated circuits (“ASICs”) and application-specific standard products (“ASSPs”) based on CEVA’s technology to mobile, consumer, automotive, robotics, industrial, aerospace & defense and IoT companies for incorporation into a wide variety of end products.

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

The purchase price allocation for the acquisition has been determined as follows:

Tangible assets (including inventory, property and equipment and other)	$681
Intangible assets:
R&D tools	2,475
Customer relationships	3,518
Customer backlog	72
Goodwill	4,458
Total assets	$11,204

The acquisition of the Hillcrest Labs business has been accounted in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805, “Business Combinations” (“ASC 805”). Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their fair values on the closing date.

In August 2019, the Company entered into a strategic agreement with a private company, Immervision, Inc. (“Immervision”), whereby the Company made a strategic technology and R&D tools investment for a total consideration of $10,000 to secure exclusive licensing rights to Immervision’s advanced portfolio of patented wide-angle image processing technology and software.  The Company considered this transaction as an asset acquisition. As a result, the estimated fair value of the assets acquired have been included in the accompanying balance sheet from the date of acquisition.

The consideration for the investment has been determined as follows:

Prepaid expenses	$2,937
Intangible assets:
R&D tools	7,063
Total assets	$10,000

On May 31, 2021, (the “closing date”), the Company acquired 100% of the equity shares of Intrinsix, a leading chip design specialist. The Company acquired Intrinsix pursuant to the Agreement and Plan of Merger, made and entered into on May 9, 2021 (the “Merger Agreement”), by and among the Company, Northstar Merger Sub, Inc., Intrinsix and Shareholder Representative Services LLC, for $33,096 in cash (“the Merger Consideration”), with $26,704 paid at closing, $4,260 delivered to escrow to satisfy indemnification claims, if any, and $2,605 payable to certain Intrinsix executives held back as described below (the “Holdback Merger Consideration”), and after giving effect to post-closing adjustments resulting in a $473 repayment to the Company during the third quarter of 2021. As part of the Merger Agreement, the Company entered into agreements with the Chief Executive Officer and the Chief Technology Officer of Intrinsix pursuant to which the Holdback Merger Consideration, representing 25% of the Merger Consideration payable to each of them in respect of their equity in Intrinsix, is being held back and, subject to their respective continued employment with the Company, released to them over a period of twenty-four (24) months after closing of the acquisition.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In addition, the Company incurred acquisition-related costs in an amount of $970, which were included in general and administrative expenses for the year ended December 31, 2021.

The acquisition has been accounted in accordance with FASB Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Intrinsix acquired in the acquisition, based on their fair values on the closing date.

The results of operations of the combined business, including the acquired business, have been included in the consolidated financial statements as of the closing date. The primary rationale for this acquisition was (1) extending the Company’s market reach into the sustainable and sizeable aerospace and defense space, (2) increasing the Company’s content in customers’ designs and accordingly increasing the license and royalty revenue opportunity by offering turnkey IP platforms that can combine the Company’s off-the-shelf connectivity and smart sensing IP with Intrinsix’s NRE design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more, and (3) expanding the Company’s IP portfolio with secure processor IP for IoT devices and Heterogeneous SoC interface IP for the growing adoption of chiplets, which offer a faster and less expensive alternative to the high R&D costs and complexities associated with monolithic IC developments. A significant portion of the acquisition price was recorded as goodwill due to the synergies with Intrinsix.

The purchase price allocation for the acquisition has been determined as follows:

Assets
Net assets (including cash in the amount of $600)	$872
Intangible assets	7,572
Goodwill	23,707
Total assets	$32,151

Liabilities
Deferred tax liabilities	$1,660
Total liabilities	$1,660

Total	$30,491

The fair value and weighted average estimated useful life of the acquired intangible assets are as follows:

Identifiable Intangible Assets	Estimated Fair Value	Weighted-Average Estimated Useful Life in Years
Customer relationships	$3,604	5.5
Customer backlog	421	1.5
Technologies	3,329	3.0
Patents	218	5.0
Total identifiable intangible assets	$7,572

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

	Year ended December 31
	2020	2021
Pro forma total revenues	$122,048	$131,397
Pro forma net loss	(3,837)	(1,707)

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

Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the year ended December 31, 2021. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.64%, 2.53% and 1.12% during 2019, 2020 and 2021, respectively.

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

The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as financial income, net.

Starting on January 1, 2020, as a result of the adoption of ASC 326, available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on the Company’s consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the twelve months ended December 31, 2020 and 2021 was immaterial.

Prior to 2020, the Company recognized an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities was considered to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that were deemed other-than-temporarily impaired (“OTTI”), the amount of impairment was recognized in the statement of income (loss) and was limited to the amount related to credit losses, while impairment related to other factors was recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2019.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.94%, 1.32% and 1.15% during 2019, 2020 and 2021, respectively.

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

An asset to be disposed is reported at the lower of its carrying amount or fair value less selling costs. No impairment was recorded in 2019, 2020 and 2021.

Leases:

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019, are presented under Topic 842.

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

The Company operates in one operating segment. In May 2021, the Company acquired Intrinsix. Following the acquisition, the Company has determined that this one segment operates as two reporting units: the CEVA reporting unit and the Intrinsix reporting unit. As such, the Company has assigned the goodwill resulting from the Intrinsix acquisition to its two reporting units.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which the adopted as of January 1, 2020. Prior to the adoption of ASU 2017-04, if the Company elects not to use the qualitative analysis the two-step impairment test is performed. For each of the three years in the period ended December 31, 2021, no impairment of goodwill has been recorded.

Intangible assets, net:

Acquired intangible assets with finite lives are amortized over their estimated useful lives. The Company amortizes intangible assets with finite lives over periods ranging from half a year to seven and a half years, using the straight line method, unless another method is more appropriate.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their           amounts to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the years ended December 31, 2019, 2020 and 2021.

Investments in marketable equity securities:

The Company holds an equity interest in Cipia Vision Ltd (CPIA.TA) ("Cipia"). For the years ended December 31, 2019 and 2020, Cipia was a privately held company and the Company's investment in Cipia did not have a readily determinable fair value. As such, for the years ended December 31, 2019 and 2020, the Company has elected to account for its investment in Cipia using the measurement alternative pursuant to ASC 321.

In November 2021, Cipia completed its IPO on the Tel-Aviv Stock Exchange, as a result, the Company's investment in Cipia was no longer eligible for the measurement alternative. As such, following Cipia's IPO, the Company measured its Cipia investment at fair value with changes in fair value recognized in remeasurement of marketable equity securities. As of December 31, 2021, the investment fair value amounted to $2,919 and the gain resulting from the remeasurement of the investment amount to $1,983.

Revenue recognition:

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

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from NRE payments, support, training and sale of development systems and chips, which are included in licensing and related revenue in the accompanying consolidated statements of income (loss).

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company recently acquired Intrinsix, which derives revenues primarily from NRE payments. Revenues that are derived from NRE payments are performance obligations that are recognized over time as the services are rendered. For time-and-materials contracts, the performance obligation is satisfied, and revenue is recognized over time as the services are performed. Generally, contracts call for billings on a time-and-materials basis; however, in instances when a fixed-fee contract is signed, revenue is recognized over time, based on an input method of labor costs expended, relative to total expected labor costs to complete the contract.

In addition to license and NRE fees, contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms on an annual basis. The Company considers the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, it recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically twelve months.

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

Deferred revenues, which represent a contract liability, include unearned amounts received under license and NRE agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

The Company capitalizes sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred.

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA“) (refer to Note 16 for further details). Cost of product revenue includes materials, subcontractors, amortization of acquired assets (NB-IoT, Immervision and Intrinsix technologies) and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, office expenses and other support costs.

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

Government grants and tax credits:

Government grants received by the Company relating to categories of operating expenditures are credited to the consolidated statements of income (loss) during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the IIA for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development expenses in the consolidated statements of income (loss).

The Company recorded grants in the amounts of $5,643, $2,844 and $3,595 for the years ended December 31, 2019, 2020 and 2021, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company's French subsidiaries (RivieraWaves SAS and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2019, 2020 and 2021, the Company recorded CIR benefits in the amount of $2,312, $3,287 and $2,299, respectively.

The research & development (R&D) tax credit in the UK is designed to encourage innovation and increase spending on R&D activities for companies operating in the UK. This is relevant to the Company’s subsidiary R&D centers in the UK. Generally, the UK R&D tax credit offsets the income tax to be paid and the remaining portion (if any) will be refunded. The R&D tax credit is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the R&D tax credit is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2019, 2020 and 2021, the Company recorded R&D tax credit benefits in the amount of $201, $198 and $248, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Total contributions for the years ended December 31, 2019, 2020 and 2021 were $1,189, $1,232 and $1,155, respectively.

Accrued severance pay:

Effective July 1, 2021, the Israeli subsidiary’s agreements with employees hired prior to August 1, 2016, are under Section 14 of the Severance Pay Law, 1963. Up to July 1, 2021, the liability of CEVA’s Israeli subsidiary for severance pay for employees hired prior to August 1, 2016, was calculated pursuant to Israeli severance pay law based on the most recent salary of each employee multiplied by the number of years of employment for these employee as of June 30, 2021. The Israeli subsidiary’s liability for the period until June 30, 2021, is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual. The deposited funds include profits and losses accumulated up to June 30, 2021. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.

Effective August 1, 2016, the Israeli subsidiary’s agreements with new employees in Israel are under Section 14 of the Severance Pay Law, 1963, and effective July 1, 2021, also with employees hired prior to August 1, 2016. The Israeli subsidiary’s contributions for severance pay have extinguished its severance obligation. Upon contribution of the full amount based on the employee’s monthly salary for each year of service, no additional obligation exists regarding the matter of severance pay, and no additional payments is made by the Israeli subsidiary to the employee. Furthermore, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Israeli subsidiary is legally released from any obligation to employees once the required deposit amounts have been paid.

Severance pay expenses, net of related income, for the years ended December 31, 2019, 2020 and 2021, were $1,826, $1,983 and $1,943, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2019			2020			2021

Expected dividend yield		0%			0%			0%
Expected volatility	42%	-	43%	32%	-	60%	39%	-	60%
Risk-free interest rate	2.0%	-	2.5%	0.1%	-	1.9%	0.1%	-	1.7%
Expected forfeiture		0%			0%			0%
Contractual term of up to (months)		24			24			24

During the years ended December 31, 2019, 2020 and 2021, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2019	2020	2021

Cost of revenue	$630	$639	$818
Research and development, net	5,857	6,874	7,287
Sales and marketing	1,495	2,038	1,626
General and administrative	2,736	4,085	3,324
Total equity-based compensation expense	$10,718	$13,636	$13,055

As of December 31, 2021, there was $18,817 of unrecognized compensation expense related to unvested RSUs, PSUs and employee stock purchase plan. This amount is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2021, there was no unrecognized compensation expense related to unvested stock options and SARs.

Fair value of financial instruments:

The carrying amount of cash, cash equivalents, short term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximates fair value due to the short-term maturities of these instruments. Marketable securities, marketable equity securities and derivative instruments are carried at fair value. See Note 5 for more information.

Comprehensive income (loss):

The Company accounts for comprehensive income (loss) in accordance with FASB ASC No. 220, “Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company’s items of other comprehensive income (loss) relate to unrealized gains and losses, net of tax, on hedging derivative instruments and marketable securities.

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

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2021
Allowance for credit losses	$300	$152	$(164)	$288

Year ended December 31, 2020
Allowance for credit losses	$327	$1,443	$(1,470)	$300

Year ended December 31, 2019
Allowance for doubtful accounts	$—	$327	$—	$327

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

As of December 31, 2020, and 2021, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $0 and $4,500, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income (loss) as incurred. Advertising expenses for the years ended December 31, 2019, 2020 and 2021 were $996, $559 and $623, respectively.

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

	Year ended December 31,
	2019	2020	2021
Numerator:
Net income (loss)	$28	$(2,379)	$396
Denominator (in thousands):
Basic weighted-average common stock outstanding	21,932	22,107	22,819
Effect of stock-based awards	391	—	432
Diluted weighted-average common stock outstanding	22,323	22,107	23,251

Basic net income (loss) per share	$0.00	$(0.11)	$0.02
Diluted net income (loss) per share	$0.00	$(0.11)	$0.02

The weighted-average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 184,947 shares for the year ended December 31, 2019. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 1,132,017 for the years ended December 31, 2020. The weighted-average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 65,073 shares for the year ended December 31, 2021.

Recently Issued Accounting Pronouncement:

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for the Company in the first quarter of 2023 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 2: REVENUE RECOGNITION

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	2022	2023	2024
License, NRE and related revenues	$26,628	$1,318	$306

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Year ended December 31, 2020			Year ended December 31, 2021
	Licensing and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$6,716	$14,097	$20,813	$16,685	$10,033	$26,718
Europe and Middle East	6,176	5,790	11,966	2,938	3,938	6,876
Asia Pacific	39,621	27,926	67,547	53,194	35,908	89,102
Other	—	—	—	10	—	10
Total	$52,513	$47,813	$100,326	$72,827	$49,879	$122,706

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$40,748	$37,917	$78,665	$52,460	$36,960	$89,420
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,765	9,896	21,661	20,367	12,919	33,286
Total	$52,513	$47,813	$100,326	$72,827	$49,879	$122,706

Timing of revenue recognition
Products transferred at a point in time	$40,075	$47,813	$87,888	$53,401	$49,879	$103,280
Products and services transferred over time	12,438	—	12,438	19,426	—	19,426
Total	$52,513	$47,813	$100,326	$72,827	$49,879	$122,706

	Year ended December 31, 2019
	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$15,203	$1,424	$16,627
Europe and Middle East	5,282	16,211	21,493
Asia Pacific	27,405	21,627	49,032
Total	$47,890	$39,262	$87,152

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$36,471	$34,206	$70,677
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,419	5,056	16,475
Total	$47,890	$39,262	$87,152

Timing of revenue recognition
Products transferred at a point in time	$33,794	$39,262	$73,056
Products and services transferred over time	14,096	—	14,096
Total	$47,890	$39,262	$87,152

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2021

Trade receivables	$14,765	$14,644
Unbilled receivables (associated with licensing, NRE and related revenue)	5,479	1,833
Unbilled receivables (associated with royalties)	10,980	10,972
Deferred revenues (short-term contract liabilities)	2,434	8,661

The Company receives payments from customers based upon contractual payment schedules; trade receivables are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Unbilled receivables associated with licensing and other include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Unbilled receivables associated with royalties are recorded as the Company recognizes revenues from royalties earned during the year, but not yet invoiced, either by actual sales data received from customers, or, when applicable, by the Company’s estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.

During the year ended December 31, 2021, the Company recognized $2,385 that was included in deferred revenues (short-term contract liability) balance at January 1, 2021.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2020 and 2021:

	As at December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,937	$39	$(7)	$11,969

Available-for-sale - matures after one year through five years:
Corporate bonds	78,920	227	(818)	78,329

Total	$90,857	$266	$(825)	$90,298

	As at December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Amortized cost
Available-for-sale - matures within one year:
Corporate bonds	$12,667	$49	$(7)	$12,709

Available-for-sale - matures after one year through five years:
Corporate bonds	75,483	667	(105)	76,045

Total	$88,150	$716	$(112)	$88,754

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2020 and 2021, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months			12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of December 31, 2021	$53,412	$(667)	$12,039	$(158)
As of December 31, 2020	$31,393	$(91)	$7,381	$(21)

During the year ended December 31, 2019 the Company did not recognize any other-than temporary impairment losses. During the years ended December 31, 2020, and 2021, with the adoption of ASU 2016-13, the amount of credit losses recorded was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2019	2020	2021

Gross realized gains from sale of available-for-sale marketable securities	$13	$14	$43
Gross realized losses from sale of available-for-sale marketable securities	$(41)	$(20)	$(30)

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2022 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2021
Weighted average remaining lease term (years)	5.07
Weighted average discount rate	1.97%

Total operating lease cost and cash payments for operating leases were as follows:

	Year ended December 31,
	2020	2021

Operating lease cost	$2,587	$3,085
Cash payments for operating leases	$2,975	$3,175

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Maturities of lease liabilities are as follows:

2022	3,466
2023	1,416
2024	794
2025	814
2026 and thereafter	2,365
Total undiscounted cash flows	8,855
Less imputed interest	451
Present value of lease liabilities	$8,404

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

The Company measures its marketable securities, investments in marketable equity securities and foreign currency derivative contracts at fair value. Investments in marketable equity securities are classified within Level I as the securities are traded in an active market. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	December 31, 2021	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$90,298	—	$90,298	—
Foreign exchange contract	63	—	63	—
Investments in marketable equity securities	2,919	2,919	—	—

Description	December 31, 2020	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$88,754	—	$88,754	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2020	2021
Cost:
Computers, software and equipment	$21,322	$23,541
Office furniture and equipment	998	1,069
Leasehold improvements	4,059	4,180
	26,379	28,790
Less – Accumulated depreciation	(18,793)	(22,025)
Property and equipment, net	$7,586	$6,765

The Company recorded depreciation expenses in the amount of $3,233 and $3,184 for the years ended December 31, 2020 and 2021, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	Year ended December 31,
	2020	2021
Balance as of January 1,	$51,070	$51,070
Acquisition	—	23,707
Balance as of December 31,	$51,070	$74,777

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

(b)	Intangible assets:

		Year ended December 31, 2020			Year ended December 31, 2021
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix business
Customer relationships	5.5	$—	$—	$—	$3,604	$382	$3,222
Customer backlog	1.5	—	—	—	421	164	257
Patents	5.0	—	—	—	218	26	192
Core technologies	3.0	—	—	—	3,329	647	2,682

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	$3,518	$1,262	$2,256	$3,518	$2,130	$1,388
Customer backlog	0.5	72	72	—	72	72	—
R&D Tools	7.5	2,475	480	1,995	2,475	810	1,665

Intangible assets related to Immervision assets acuaisition
R&D Tools	6.4	7,063	1,575	5,488	7,063	2,679	4,384

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	864	1,097	1,961	1,144	817

Total intangible assets		$15,089	$4,253	$10,836	$22,661	$8,054	$14,607

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of December 31, 2021. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies on “cost of revenues” on the Company’s consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2022	4,647
2023	3,714
2024	3,013
2025	2,262
2026 and thereafter	971
$14,607

The Company recorded amortization expense in the amount of $2,588 and $3,801 for the years ended December 31, 2020 and 2021, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2020	2021

Engineering accruals	$920	$719
Professional fees	790	782
Government grants	524	795
Income taxes payable, net	231	420
Other	1,378	1,314
Total	$3,843	$4,030

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

As of December 31, 2021, 497,608 shares of common stock remained authorized for repurchase under the Company’s share repurchase program.

d. Employee and non-employee stock plans:

The Company grants a mix of stock options, SARs capped with a ceiling and RSUs to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

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

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2021, is as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	289,069	$22.42	3.6	$6,673
Granted	—	—
Exercised	(163,069)	24.24
Forfeited or expired	—	—
Outstanding at the end of the year (2)	126,000	$20.06	2.6	$2,921
Exercisable at the end of the year (3)	126,000	$20.06	2.6	$2,921

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 124,250 shares of the Company's common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 124,250 shares of the Company's common stock issuable upon exercise.

In 2019, 2020 and 2021, the Company did not grant options and/or SARs.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2019, 2020 and 2021 was $629, $6,876 and $7,177, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The options and SARs granted to employees of the Company and its subsidiaries, and the options granted to non-employee directors of the Company which were outstanding as of December 31, 2021, have been classified into a range of exercise prices as follows:

			Outstanding			Exercisable
Exercise price (range)			Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options and SARs	Weighted average remaining contractual life (years)	Weighted average exercise price
14.77	-	17.61	39,000	1.8	$15.72	39,000	1.8	$15.72
19.36	-	19.59	57,000	2.4	$19.41	57,000	2.4	$19.41
24.86	-	27.17	30,000	4.1	$26.94	30,000	4.1	$26.94
			126,000	2.6	$20.06	126,000	2.6	$20.06

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

On February 20, 2020, the Committee granted 17,045, 5,113, 4,545 and 4,545 PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan (collectively, the “2020 Short-Term Executive PSUs”). The performance goals for the 2020 Short-Term Executive PSUs with specified weighting were as follows:

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

The 2020 Short-Term Executive PSUs vest 33.4% on February 20, 2021, 33.3% on February 20, 2022 and 33.3% on February 20, 2023.

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

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn Liu as an independent member of the Board with the appointment effective as of February 16, 2021. In accordance with the Company’s non-employee director compensation policy, Ms. Liu received an annual director grant of 1,784 RSUs with fair value of $124,670 under the Company’s 2011 Plan. The RSUs vest over a two-year period with the first 50% vesting after the first anniversary of the grant date and the remainder vesting on the second anniversary of the grant date.

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

Also, on February 18, 2021, the Committee granted 8,943, 2,683, 2,385 and 2,385 PSUs to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to 2011 Plan (collectively, the “2021 Short-Term Executive PSUs”). The performance goals for the 2021 Short-Term Executive PSUs with specified weighting are as follows:

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

In 2021, the Company achieved 109% of the 2021 License Revenue Target and a negative total shareholder return whereby the return on the Company’s stock for 2021 was lesser than the S&P500 index, so based on the PSU award conditions, the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer received 5,276, 1,583, 1,407 and 1,407 PSUs, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The 2021 Short-Term Executive PSUs vest 33.4% on February 18, 2022, 33.3% on February 18, 2023 and 33.3% on February 18, 2024.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2021, is as follows:

	Number of RSUs and PSUs	Weighted average grant-date fair value
Unvested as at the beginning of the year	842,948	$29.30
Granted	420,749	47.32
Vested	(484,775)	26.80
Forfeited	(90,849)	36.19
Unvested at the end of the year	688,073	$41.18

Stock Plans

As of December 31, 2021, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2021, options, SARs, RSUs and PSUs to purchase 974,542 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 3,200,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan), plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term. As of December 31, 2021, there were no outstanding equity awards remaining in the 2002 Plan.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan.  In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all current directors of the Company consisting solely of RSUs granted under the 2011 Plan.  From February 2015 to 2017, the Chairman of the Board of Directors would receive a RSU award with an annualized value of $268,520, directors with a chairperson position on any committee of the Board of Directors would receive a RSU award with an annualized value of $249,340 and all other directors would receive a RSU award with an annualized value of $124,670. In response to market trends, in lieu of the prior annualized values of the RSU awards to directors, starting in July 2018, each director was granted shares of RSUs based on an annualized value of $124,670, which vest 50% on the first year anniversary of the grant date and the remaining 50% on the second year anniversary of the grant date. In July 2019, 2020 and 2021, based on the new parameters, the directors of the Company received a grant of RSUs in the aggregate amount of 35,399 RSUs, 26,984 RSUs and 21,392 RSUs, respectively. In February 2019, the Board determined that each new director of the Company, in lieu of an option to purchase 38,000 shares of common stock, would receive a RSU award with an annualized value of $124,670.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 3,050,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2021, 200,542 shares of common stock were available for future issuance under the ESPP.

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

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended December 31,
	2020	2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$63
Total	$—	$63

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

The changes in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2019	2020	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$55	$(8)	$—
Foreign exchange forward contracts	385	640	228
	$440	$632	$228

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2019	2020	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(27)	$(6)	$—
Foreign exchange forward contracts	(280)	(682)	(165)
	$(307)	$(688)	$(165)

The Company recorded in cost of revenues and operating expenses, a net gain of $307, a net gain of $688 and a net gain of $165 during the years ended December 31, 2019, 2020 and 2021, respectively, related to its Hedging Contracts.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2020			Year ended December 31, 2021
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$45	$49	$94	$478	$—	$478
Other comprehensive income (loss) before reclassifications	428	556	984	(892)	200	(692)
Amounts reclassified from accumulated other comprehensive income (loss)	5	(605)	(600)	(13)	(145)	(158)
Net current period other comprehensive income (loss)	433	(49)	384	(905)	55	(850)
Ending balance	$478	$—	$478	$(427)	$55	$(372)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income (Loss)

	Year ended December 31,
	2019	2020	2021
Unrealized gains (losses) on cash flow hedges	$5	$14	$4	Cost of revenues
	272	607	144	Research and development
	8	19	4	Sales and marketing
	22	48	13	General and administrative
	307	688	165	Total, before income taxes
	36	83	20	Income tax expense
	271	605	145	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(28)	(6)	13	Financial income, net
	(9)	(1)	—	Income tax benefit
	(19)	(5)	13	Total, net of income taxes

	$252	$600	$158	Total, net of income taxes

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 12: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

a. Summary information about geographic areas:

The Company manages its business on a basis of one reportable segment: the licensing of intellectual property and integrated IP solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2019	2020	2021
Revenues based on customer location:
United States	$16,627	$20,813	$26,718
Europe, Middle East (2)	21,493	11,966	6,876
Asia Pacific (1)	49,032	67,547	89,102
Other	—	—	10
	$87,152	$100,326	$122,706

(1) China	$33,233	$51,726	$67,491
(2) Germany	$16,100	*)	*)

*) Less than 10%

	2020	2021
Long-lived assets by geographic region:
Israel	$11,248	$8,402
France	814	599
United States	2,868	4,624
Other	1,708	1,967
	$16,638	$15,592

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2019	2020	2021
Customer A	15%	14%	21%
Customer B	19%	15%	*)

*) Less than 10%

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2019	2020	2021
Connectivity products and services	81%	78%	73%
Smart sensing products and services	19%	22%	27%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 13: SELECTED STATEMENTS OF INCOME DATA

a. Financial income, net:

	Year ended December 31,
	2019	2020	2021

Interest income	$4,220	$3,291	$1,873
Gain (loss) on available-for-sale marketable securities, net	(28)	(6)	13
Amortization of premium on available-for-sale marketable securities, net	(554)	(444)	(420)
Foreign exchange gain (loss), net	(347)	443	(1,269)
Total	$3,291	$3,284	$197

b. Remeasurement of marketable equity securities:

The Company recorded a gain of $1,983 in 2021 related to remeasurement of its marketable equity securities. During the years ended December 31, 2019 and 2020, no impairment loss was identified.

The following table summarizes the total carrying value of the Company’s investment in marketable equity securities held as of December 31, 2021, including cumulative unrealized upward adjustments made to the initial cost basis of the investment:

Initial cost basis	$1,806
Upward adjustments	1,113
Total carrying value at the end of the period	$2,919

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

For the fiscal year ended 2020 and 2021, the Company operated at net losses before and after GILTI inclusion and did not pay additional U.S. federal cash taxes.

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

1. Irish Subsidiaries

The Irish operating subsidiaries qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiaries is taxed at a rate of 25%. As of December 31, 2021, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiaries, are 2016 and subsequent years.

2. Israeli Subsidiary

The Israeli subsidiary enjoys certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of its facilities and programs through 2019, and the “Technological Preferred Enterprise” status of its facilities and programs since 2020.

The Israeli subsidiary has been granted “Approved Enterprise” and “Benefited Enterprise” status under the Israeli Law for the Encouragement of Capital Investments. For such Approved Enterprises and Benefited Enterprises, the Israeli subsidiary elected to apply for alternative tax benefits—the waiver of government grants in return for tax exemptions on undistributed income. Upon distribution of such exempt income, the Israeli subsidiary will be subject to corporate tax at the rate ordinarily applicable to the Approved Enterprise’s or Benefited Enterprise’s income. Such tax exemption on undistributed income applies for a limited period of between two to ten years, depending upon the location of the enterprise. During the remainder of the benefits period (generally until the expiration of ten years), a reduced corporate tax rate not exceeding 23% will apply.

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

On November 15, 2021, the Economic Efficiency Law (amending legislation to achieve the budget targets for the 2021 and 2022 budget years) was published (hereinafter: the "Economic Efficiency Law"), in which a temporary provision was set regarding the thawing of profits accumulated until December 31,2020 by the companies, in the years in which the same profits were exempt from corporation tax (hereinafter: "Trapped earnings") taking into account the mechanism established for the payment of reduced tax (hereinafter: "Temporary provisions").

Along with a reduced tax payment mechanism, section 74 of the Capital Investment Encouragement Act has been amended so that as of August 15, 2021, in any dividend distribution (including a dividend under section 51B) by a company whose said trapped earnings, it will be necessary to attribute part of that distribution to those trapped earnings.

In accordance with the temporary provisions, the reduction of the corporation tax will apply to profits that will be thawed (without the actual obligation to distribute them) for one year from the date of publication of the law. The reduction of the tax liability for corporate tax supplementation depends on the ratio of trapped earnings that will be thawed out of the total trapped earnings and the rate of foreign investment in the years in which the profits were created, so the higher the ratio of trapped earnings that are released, the lower the tax. The minimum tax rate to be paid is 6%. In addition, a company that chooses to pay reduced corporation tax will have to invest in an industrial plant that owns a designated investment amount, in accordance with the requirements of the Economic Efficiency Law, in the five years beginning in the tax year in which the election date applies. The amount of the intended investment will be invested in the purchase of productive assets and/or investment in research and development in Israel and/or payment of wages to new employees added.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

In light of the Company's decision not to distribute a dividend in the coming year, no tax expenses were recognized in the tax year.

The balance of accumulated income that has not yet been thawed as of December 31, 2021 is 118,512 NIS (approximately $38,107)

In addition, due to a lack of intention to distribute a dividend in a subsidiary that has imprisoned profits, the Company did not recognize as of December 31, 2021 a deferred tax liability against recognition of deferred tax expenses.

Income not eligible for Approved Enterprise benefits, Benefited Enterprise benefits or Technological Preferred Enterprise is taxed at a regular rate, which was 23% in 2021, 2020 and 2019.

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

As of December 31, 2021, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2018 and subsequent years.

3. French Subsidiary

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. In 2018, the French operating subsidiary qualified for a 28% corporate income tax rate for taxable profit up to €500 (approximately $560) and the standard corporate income tax rate of 33.33% for taxable profit above €500 (approximately $560). In 2019, the standard corporate income tax rate was reduced to 31%, with the first €500 (approximately $560) of taxable profit still being subject to the 28% rate. In 2020, the 28% corporate income tax rate has become the new standard rate for all taxable profits. In 2021, the standard corporate income tax rate is reduced to 26.5%. In 2022, the standard corporate income tax rate will be reduced to 25%.

As of December 31, 2021, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2019 and subsequent years.

c. Taxes on income comprised of:

	Year ended December 31,
	2019	2020	2021
Domestic taxes:
Current	$3	$12	$5
Deferred	—	—	(1,536)
Foreign taxes:
Current	1,936	6,337	11,772
Deferred	(600)	(1,449)	(4,949)
	$1,339	$4,900	$5,292

Income before taxes on income:
Domestic	$(9,039)	$(6,348)	$(14,883)
Foreign	10,406	8,869	20,571
	$1,367	$2,521	$5,688

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2019	2020	2021
Income before taxes on income	$1,367	$2,521	$5,688
Theoretical tax at U.S. statutory rate	287	529	1,194
Foreign income taxes at rates other than U.S. rate	(33)	810	450
Approved and benefited enterprises benefits (*)	(154)	—	—
Technological Preferred Enterprise benefits (*)	—	22	836
Subpart F	568	359	192
Non-deductible items	124	306	340
Non-taxable items	(486)	(690)	(483)
Changes in uncertain tax position	(1,029)	—	—
Stock-based compensation expense	(3)	(666)	(1,193)
Impacts of GILTI	967	644	—
Tax adjustment in respect of difference tax rate of foreign subsidiary	364	1,044	108
Foreign withholding taxes	444	—	648
Changes in valuation allowance	(209)	2,487	2,575
Other, net	499	55	625
Taxes on income	$1,339	$4,900	$5,292

(*) Basic and diluted earnings per share amounts of the benefit resulting from:
the “Approved Enterprise” and “Benefited Enterprise” status	$0.01	$—	$—
the “Technological Preferred Enterprise benefits” status	$—	$0.00	$0.04

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2020	2021
Deferred tax assets
Operating loss carryforward	$9,493	$15,621
Accrued expenses and deferred revenues	1,783	1,951
Temporary differences related to R&D expenses	4,275	5,057
Equity-based compensation	3,667	2,756
Operating leases	1,619	1,737
Tax credit carry forward	7,214	10,997
Other	202	132
Total gross deferred tax assets	28,253	38,251
Valuation allowance	(15,844)	(19,288)
Net deferred tax assets	$12,409	$18,963

Deferred tax liabilities
Operating leases	$1,583	$1,719
Intangible assets	—	1,394
Total deferred tax liabilities	$1,583	$3,113

Net deferred tax assets (*)	$10,826	$15,850

(*)	$45 and $119 net deferred taxes for the years ended December 31, 2020 and 2021, respectively, are from domestic jurisdictions.

Changes in valuation allowances on deferred tax assets result from management's assessment of the Company's ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The net change in the valuation allowance primarily reflects a decrease in deferred tax assets on future tax deductions.

As of December 31, 2021, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes liabilities have been recorded.

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2020	2021
Beginning of year	$1,037	$1,558
Additions for current year tax positions	387	133
Additions (reductions) for prior year’s tax positions	134	(81)
Balance at December 31	$1,558	$1,610

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2020 and 2021, there were $1,558 and $1,610, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes during the years ended December 31, 2020 and 2021 because such interest and penalties did not have a material impact on the Company’s financial statements.

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

g. Tax loss carryforwards:

As of December 31, 2021, CEVA and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $23,723, which are available to offset future federal taxable income indefinitely. As of December 31, 2021, CEVA and its subsidiaries had net operating loss carryforwards for California income tax purposes of approximately $13,027, which are available to offset future California taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2021, CEVA’s Irish subsidiary had foreign operating losses of approximately $51,293, which are available to offset future taxable income indefinitely.

h. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2010.

NOTE 15: RELATED PARTY TRANSACTIONS

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn Liu as an independent member of the Board with the appointment effective as of February 16, 2021. Ms. Liu is a partner of Morrison & Foerster LLP, outside legal counsel to the Company. Fees attributed to Morrison & Foerster LLP during the year ended December 31, 2021, were $1,110. The accounts payable balance with Morrison & Foerster LLP at December 31, 2021 was $11.

NOTE 16: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2021, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2021, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2022	$513	$6,855	$2,100	$9,468
2023	318	272	145	735
2024	40	—	130	170
2025 and thereafter	38	—	21	59
Total	$909	$7,127	$2,396	$10,432

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2021, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2019, 2020 and 2021 amounted to $715, $1,066 and $1,175, respectively. As of December 31, 2021, the aggregate contingent liability to the IIA (including interest) amounted to $27,174.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Gideon Wertheizer
Gideon Wertheizer
Chief Executive Officer

March 1, 2022

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gideon Wertheizer and Yaniv Arieli or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GIDEON WERTHEIZER	Chief Executive Officer and Director	March 1, 2022
Gideon Wertheizer	(Principal Executive Officer & Director)

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer (Principal	March 1, 2022
Yaniv Arieli	Financial Officer and Principal Accounting Officer)

/S/ PETER MCMANAMON	Director and Chairman	March 1, 2022
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	March 1, 2022
Bernadette Andrietti

/S/ ELIYAHU AYALON	Director	March 1, 2022
Eliyahu Ayalon

/S/ ZVI LIMON	Director	March 1, 2022
Zvi Limon

/S/ JACLYN LIU	Director	March 1, 2022
Jaclyn Liu

/S/ MARIA MARCED	Director	March 1, 2022
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	March 1, 2022
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	March 1, 2022
Louis Silver