Form 10-Q
period 2022-03-31
CEVA INC
filed 2022-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,206,605 of common stock, $0.001 par value, as of May 4, 2022.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our IP licensing business and chip design expertise are solid with a diverse customer base and myriad target markets;

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

●	Our belief that the market opportunity for Edge AI represents new IP licensing and royalty drivers for the company in the coming years;

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

●

Our belief that our Bluetooth, Wi-Fi, UWB, cellular IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 15 billion devices annually by 2026 based on ABI Research;

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, it allowing us to expand into the lucrative aerospace and defense market, and our ability to offer customers integrated IP solutions that combine the CEVA IP portfolio and Intrinsix’s broad chip design competencies;

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

●	Our belief that changes in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis; and

●	Our expectations regarding the impact of COVID-19 and the Russian military action against Ukraine on our business, operations, customers and the economy.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$39,778	$33,153
Short-term bank deposits	29,972	31,410
Marketable securities	92,625	90,298
Trade receivables (net of allowance for credit losses of $288 as of March 31, 2022 and December 31, 2021)	23,508	27,449
Prepaid expenses and other current assets	11,421	6,670
Total current assets	197,304	188,980
Long-term assets:
Severance pay fund	10,011	10,175
Deferred tax assets, net	17,502	15,850
Property and equipment, net	7,842	6,765
Operating lease right-of-use assets	8,402	8,827
Goodwill	74,777	74,777
Intangible assets, net	13,440	14,607
Investments in marketable equity securities	1,788	2,919
Other long-term assets	3,974	5,759
Total long-term assets	137,736	139,679
Total assets	$335,040	$328,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,176	$1,464
Deferred revenues	8,731	8,661
Accrued expenses and other payables	4,127	4,030
Accrued payroll and related benefits	21,604	18,011
Operating lease liabilities	3,149	3,274
Total current liabilities	40,787	35,440
Long-term liabilities:
Accrued severance pay	10,666	10,551
Operating lease liabilities	4,707	5,130
Other accrued liabilities	801	806
Total long-term liabilities	16,174	16,487
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at March 31, 2022 and December 31, 2021. 23,204,274 and 22,984,552 shares outstanding at March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid in-capital	235,563	235,386
Treasury stock at cost (390,886 and 610,608 shares of common stock at March 31, 2022 and December 31, 2021, respectively)	(8,828)	(13,790)
Accumulated other comprehensive loss	(2,438)	(372)
Retained earnings	53,759	55,485
Total stockholders’ equity	278,079	276,732
Total liabilities and stockholders’ equity	$335,040	$328,659

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2022	2021
Revenues:
Licensing, NRE and related revenue	$22,393	$14,397
Royalties	11,998	11,005
Total revenues	34,391	25,402
Cost of revenues	6,404	2,381
Gross profit	27,987	23,021
Operating expenses:
Research and development, net	20,210	17,593
Sales and marketing	2,923	3,302
General and administrative	3,636	2,880
Amortization of intangible assets	750	576
Total operating expenses	27,519	24,351
Operating income (loss)	468	(1,330)
Financial income, net	282	36
Remeasurement of marketable equity securities	(1,131)	—
Loss before taxes on income	(381)	(1,294)
Income tax expense	1,315	2,336
Net loss	$(1,696)	$(3,630)

Basic net loss per share	$(0.07)	$(0.16)
Diluted net loss per share	$(0.07)	$(0.16)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	23,103	22,546
Diluted	23,103	22,546

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2022	2021

Net loss:	$(1,696)	$(3,630)
Other comprehensive loss before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(2,839)	(457)
Reclassification adjustments for (gains) losses included in net loss	—	—
Net change	(2,839)	(457)
Cash flow hedges:
Changes in unrealized gains (losses)	2	(50)
Reclassification adjustments for losses included in net loss	110	22
Net change	112	(28)
Other comprehensive loss before tax	(2,727)	(485)
Income tax benefit related to components of other comprehensive loss	(661)	(100)
Other comprehensive loss, net of taxes	(2,066)	(385)
Comprehensive loss	$(3,762)	$(4,015)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
Three months ended March 31, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(1,696)	(1,696)
Other comprehensive loss	—	—	—	—	(2,066)	—	(2,066)
Equity-based compensation	—	—	3,389	—	—	—	3,389
Issuance of treasury stock upon exercise of stock-based awards	219,722	—	(3,212)	4,962	—	(30)	1,720
Balance as of March 31, 2022	23,204,274	$23	$235,563	$(8,828)	$(2,438)	$53,759	$278,079

	Common stock				Accumulated
Three months ended March 31, 2021	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,630)	(3,630)
Other comprehensive loss	—	—	—	—	(385)	—	(385)
Equity-based compensation	—	—	3,198	—	—	—	3,198
Issuance of treasury stock upon exercise of stock-based awards	550,173	1	(8,699)	12,425	—	(2,150)	1,577
Balance as of March 31, 2021	22,811,090	$23	$227,671	$(17,708)	$93	$51,570	$261,649

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,696)	$(3,630)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	780	821
Amortization of intangible assets	1,167	646
Equity-based compensation	3,389	3,198
Amortization of premiums on available-for-sale marketable securities	123	127
Unrealized foreign exchange loss	154	391
Remeasurement of marketable equity securities	1,131	—
Changes in operating assets and liabilities:
Trade receivables	3,944	6,583
Prepaid expenses and other assets	(3,034)	(1,288)
Operating lease right-of-use assets	425	698
Accrued interest on bank deposits	(9)	156
Deferred tax, net	(991)	(1,005)
Trade payables	736	(74)
Deferred revenues	70	960
Accrued expenses and other payables	92	(464)
Accrued payroll and related benefits	3,710	8,854
Operating lease liability	(454)	(711)
Accrued severance pay, net	287	(69)
Net cash provided by operating activities	9,824	15,193

Cash flows from investing activities:
Purchase of property and equipment	(909)	(1,057)
Proceeds from bank deposits	1,385	12,989
Investment in available-for-sale marketable securities	(8,789)	(6,752)
Proceeds from maturity of available-for-sale marketable securities	3,500	9,063
Proceeds from sale of available-for-sale marketable securities	—	1,975
Net cash provided by (used in) investing activities	(4,813)	16,218

Cash flows from financing activities:
Proceeds from exercise of stock-based awards	1,720	1,577
Net cash provided by financing activities	1,720	1,577
Effect of exchange rate changes on cash and cash equivalents	(106)	(469)
Increase in cash and cash equivalents	6,625	32,519
Cash and cash equivalents at the beginning of the period	33,153	21,143
Cash and cash equivalents at the end of the period	$39,778	$53,662

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$2,355	$2,192
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$948	$7
Right-of-use assets obtained in the exchange for operating lease liabilities	$308	$—

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1: BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of wireless connectivity and smart sensing technologies and integrated IP solutions. The Company’s offerings include Digital Signal Processors, AI processors, wireless hardware platforms, Security hardware and the related software algorithms including AI  for motion sensors, computer vision, voice input and audio, all of which are key enabling technologies for a smarter, more secured and more connected world. These technologies are offered in combination with Intrinsix IP integration services, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP-based solutions include addresses the technology requirements of the spaces, 5G baseband processing n for mobile, broadband and massive IoT and Radio Access Network (RAN), computer vision for any camera, 4D and LIDAR-enabled device, audio/voice/sound and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, the Hillcrest Labs sensor processing technologies provide a broad range of n software and inertial measurement unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-wideband (UWB) are the most broadly licensed connectivity platforms in the industry.

CEVA’s Intrinsix Corp. (“Intrinsix”) business expands its market reach to the aerospace and defense markets and allows it to offer integrated IP solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Accounting Standards Recently Adopted by the Company

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for the Company in the first quarter of 2023 on a prospective basis, with early adoption permitted. The Company early adopted the new guidance effective January 1, 2022. The adoption of this standard did not have a significant impact on the Company’s interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. Further, other global events such as the Russian military action against Ukraine could have an impact on the Company’s business. The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three months period ended March 31, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

NOTE 3: REVENUE RECOGNITION

Under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on NRE services or on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2022	2023	2024
Licensing, NRE and related revenues	$20,864	$3,978	$298

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Three months ended March 31, 2022 (unaudited)			Three months ended March 31, 2021 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$4,475	$2,271	$6,746	$572	$3,378	$3,950
Europe and Middle East	437	665	1,102	423	676	1,099
Asia Pacific	17,481	9,062	26,543	13,402	6,951	20,353
Total	$22,393	$11,998	$34,391	$14,397	$11,005	$25,402

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$16,815	$9,062	$25,877	$12,805	$8,105	$20,910
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	5,578	2,936	8,514	1,592	2,900	4,492
Total	$22,393	$11,998	$34,391	$14,397	$11,005	$25,402

Timing of revenue recognition
Products transferred at a point in time	$15,932	$11,998	$27,930	$11,988	$11,005	$22,993
Products and services transferred over time	6,461	—	6,461	2,409	—	2,409
Total	$22,393	$11,998	$34,391	$14,397	$11,005	$25,402

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2022 (unaudited)	December 31, 2021

Trade receivables	$12,063	$14,644
Unbilled receivables (associated with licensing, NRE and related revenue)	2,174	1,833
Unbilled receivables (associated with royalties)	9,271	10,972
Deferred revenues (short-term contract liabilities)	8,731	8,661

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

During the three months ended March 31, 2022, the Company recognized $3,820, that was included in deferred revenues (short-term contract liability) balance at January 1, 2022.

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2023 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March, 2022 (Unaudited)
Weighted average remaining lease term (years)	4.97
Weighted average discount rates	1.96%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

Total operating lease cost and cash payments for operating leases were as follows:

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)

Operating lease cost	$800	$741
Cash payments for operating leases	830	799

Maturities of lease liabilities are as follows:

The remainder of 2022	$2,742
2023	1,562
2024	801
2025	808
2026	752
2027 and thereafter	1,594
Total undiscounted cash flows	8,259
Less imputed interest	403
Present value of lease liabilities	$7,856

NOTE 5: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2022 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,089	$6	$(7)	$11,088

Available-for-sale - matures after one year through five years:
Corporate bonds	84,934	15	(3,412)	81,537
Total	$96,023	$21	$(3,419)	$92,625

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,937	$39	$(7)	$11,969

Available-for-sale - matures after one year through five years:
Corporate bonds	78,920	227	(818)	78,329

Total	$90,857	$266	$(825)	$90,298

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2022 (unaudited)	$65,075	$(2,457)	$16,913	$(962)
As of December 31, 2021	$53,412	$(667)	$12,039	$(158)

As of March 31, 2022, the allowance for credit losses was not material.

There were no gross realized gains and losses from sale of available-for-sale marketable securities during both the three months ended March 31, 2022 and 2021 (unaudited).

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

The Company measures its marketable securities, investment in marketable equity securities and foreign currency derivative contracts at fair value. The carrying amount of the cash and cash equivalents, short-term bank deposits, trade receivables, prepaid expenses and other current assets, trade payables, accrued expenses and other accounts payables and accrued payroll and related benefits approximate their fair value due to the short-term maturity of such instruments. Investment in marketable equity securities are classified within Level I as the securities are traded in an active market. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022	Level I	Level II	Level III
Description	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Marketable securities:
Corporate bonds	$92,625	$—	$92,625	$—
Foreign exchange contract	186	—	186	—
Investments in marketable equity securities	1,788	1,788	—	—

Liabilities:
Foreign exchange contract	11	—	11	—

Description	December 31, 2021	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$90,298	—	$90,298	—
Foreign exchange contract	63	—	63	—
Investments in marketable equity securities	2,919	2,919	—	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

NOTE 7: INTANGIBLE ASSETS, NET

		Three months ended March 31, 2022 (unaudited)			Year ended December 31, 2021
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix
Customer relationships	5.5	$3,604	$546	$3,058	$3,604	$382	$3,222
Customer backlog	1.5	421	234	187	421	164	257
Patents	5.0	218	36	182	218	26	192
Core technologies	3.0	3,329	924	2,405	3,329	647	2,682

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	2,347	1,171	3,518	2,130	1,388
Customer backlog	0.5	72	72	—	72	72	—
R&D Tools	7.5	2,475	893	1,582	2,475	810	1,665

Intangible assets related to an investment in Immervision
R&D Tools	6.4	7,063	2,955	4,108	7,063	2,679	4,384

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	1,214	747	1,961	1,144	817

Total intangible assets		$22,661	$9,221	$13,440	$22,661	$8,054	$14,607

(*)During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of March 31, 2022. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

Future estimated annual amortization charges are as follows:

2022	3,480
2023	3,714
2024	3,013
2025	2,262
2026	956
2027 and thereafter	15
$13,440

NOTE 8: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property and integrated IP solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Revenues based on customer location:
United States	$6,746	$3,950
Europe and Middle East	1,102	1,099
Asia Pacific (1)	26,543	20,353
	$34,391	$25,402

(1) China	$22,971	$17,259

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)

Customer A	12%	14%
Customer B	11%	*)
Customer C	*)	23%
Customer D	*)	12%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Numerator:
Net loss	$(1,696)	$(3,630)

Denominator (in thousands):
Basic weighted-average common stock outstanding	23,103	22,546
Effect of stock -based awards	—	—
Diluted weighted average common stock outstanding	23,103	22,546

Basic net loss per share	$(0.07)	$(0.16)
Diluted net loss per share	$(0.07)	$(0.16)

The total number of potential shares excluded from the calculation of diluted net loss per share due to their antidilutive effect was 853,258 and 625,044 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10: COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling (400% for all SAR grants made in years prior to 2016, when the Company ceased to grant SAR units). The options and SARs granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options and SARs granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

A summary of the Company’s stock option and SAR activities and related information for the three months ended March 31, 2022, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021	126,000	$20.06	2.6	$2,921
Granted	—	—
Exercised	(4,000)	19.59
Forfeited or expired	—	—
Outstanding as of March 31, 2022 (2)	122,000	$20.07	2.4	$2,510
Exercisable as of March 31, 2022 (3)	122,000	$20.07	2.4	$2,510

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 121,250 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 121,250 shares of the Company’s common stock issuable upon exercise.

As of March 31, 2022, there were no unrecognized compensation expenses related to unvested stock options and SARs.

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

On February 14, 2022, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company granted 9,935, 5,961, 7,451 and 5,961 time-based RSUs, effective as of February 17, 2022, to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the Company’s Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”). The RSU grants vest 33.4% on February 17, 2023, 33.3% on February 17, 2024 and 33.3% on February 17, 2025.

Also, on February 14, 2022, the Committee granted 14,903, 3,974, 4,969 and 3,974 performance-based stock units (“PSUs”), effective as of February 17, 2022, to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to 2011 Plan (collectively, the “Short-Term Executive PSUs”). The performance goals for the Short-Term Executive PSUs with specified weighting are as follows:

Weighting	Goals
50%

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2022 license, NRE and related revenue target approved by the Board (the “2022 License Revenue Target”). The vesting threshold is achievement of 90% of 2022 License Revenue Target. If the Company’s actual result exceeds 90% of the 2022 License Revenue Target, every 1% increase of the 2022 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs.

50%

Vesting of the full 50% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2022 is greater than the S&P500 index. The vesting threshold is if the return on the Company’s stock for 2022 is at least 90% of the S&P500 index. If the return on the Company’s stock, in comparison to the S&P500, is above 90% but less than 99% of the S&P500 index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P500 index, every 1% increase in comparison to the S&P500 index, up to 110%, would result in an increase of 2% of the eligible PSUs.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

Additionally, PSUs representing an additional 20%, meaning an additional 2,981, 795, 994 and 795, would be eligible for vesting for each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, if the performance goals set forth above are exceeded.

Subject to achievement of the thresholds the above performance goals for 2022 and continuing employment, the Short-Term Executive PSUs vest 33.4% on February 17, 2023, 33.3% on February 17, 2024, and 33.3% on February 17, 2025.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2022, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	688,073	$41.18
Granted	239,557	38.51
Vested	(163,137)	34.48
Forfeited or expired	(33,235)	51.34
Unvested as of March 31, 2022 (unaudited)	731,258	$41.34

As of March 31, 2022, there was $23,965 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Cost of revenue	$339	$143
Research and development, net	1,995	1,685
Sales and marketing	333	418
General and administrative	722	952
Total equity-based compensation expense	$3,389	$3,198

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Expected dividend yield	0%			0%
Expected volatility	38%	39%	-	56%
Risk-free interest rate	0.5%	0.1%	-	1.7%
Contractual term of up to (months)	24			24

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2022, and December 31, 2021, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $15,800 and $4,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2022 (unaudited)	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$186	$63
Total	$186	$63

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$11	$—
Total	$11	$—

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(1)
Foreign exchange forward contracts	2	(49)
	$2	$(50)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	110	22
	$110	$22

The Company recorded in cost of revenues and operating expenses a net loss of $110 during the three months ended March 31, 2022, and a net loss of $22 during the comparable period of 2021, related to its Hedging Contracts.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2022 (unaudited)			Three months ended March 31, 2021 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$478	$—	$478
Other comprehensive income (loss) before reclassifications	(2,167)	4	(2,163)	(360)	(44)	(404)
Amounts reclassified from accumulated other comprehensive income (loss)	—	97	97	—	19	19
Net current period other comprehensive income (loss)	(2,167)	101	(2,066)	(360)	(25)	(385)
Ending balance	$(2,594)	$156	$(2,438)	$118	$(25)	$93

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2022 (unaudited)	2021 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(2)	$—	Cost of revenues
	(96)	(19)	Research and development
	(3)	(1)	Sales and marketing
	(9)	(2)	General and administrative
	(110)	(22)	Total, before income taxes
	(13)	(3)	Income tax benefit
	(97)	(19)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	—	—	Financial income (loss), net
	—	—	Income tax benefit
	—	—	Total, net of income taxes
	$(97)	$(19)	Total, net of income taxes

NOTE 13: SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during both the first quarter of 2022 and 2021. As of March 31, 2022, 497,608 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

Management is actively monitoring the impact of the pandemic on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the pandemic on the company’s financial results for fiscal year 2022. The following discussions are subject to the future effects of the pandemic.

The financial information presented in this quarterly report includes the results of CEVA, Inc. and its subsidiaries.

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and integrated IP solutions for a smarter, more secure and more connected world. We offer Digital Signal Processors, AI processors, hardware for wireless  platforms and related software algorithms and  AI for motion sensors computer vision, voice input and artificial intelligence. During 2021, we acquired Intrinsix Corp. (Intrinsix), which provides chip design expertise and a range of additional IP in the areas of mixed signal, RF, security and heterogeneous System-on-Chip (SoC) interfaces.

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

Our ultra-low-power IP offerings are deployed in devices for smart sensing and connectivity workloads. Our smart sensing portfolio includes advanced technologies for cameras, microphones, and inertial measurement units (IMU). Our camera platforms incorporate AI processors, digital signal processor (DSP) cores, accelerators and software technologies for AI, computer vision and imaging. Our microphone technologies incorporate DSP cores and software technologies for noise cancellation, echo cancellation and voice recognition. Our sensor hub DSPs serve as a hub for AI and DSP processing workloads associated with a wide range of sensors including camera, Radar, LiDAR, Time-of-Flight, microphones and inertial measurement units (IMUs). Our IMU technologies include processor agnostic software supporting sensor processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as environmental sensors in devices. Our wireless portfolio includes LTE and 5G mobile broadband platforms for handsets and base station RAN, RedCap and NB-IoT for low bit rate cellular, UWB for high-precision localization, and Bluetooth and Wi-Fi technologies for wireless IoT.

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

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, in the first quarter of 2022, seven of the fourteen IP licensing and non-recurring engineering (NRE) deals concluded were for wireless connectivity, including two for 5G new use cases targeting fixed wireless access and RedCap cellular IoT. We also concluded a deal with a top tier base station OEM for a new generation of our CEVA-XC DSP for their 5G base station RAN product line.

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

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (ASP). Looking ahead, we believe our PentaG2 platform for 5G handsets and 5G Broadband IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Remote Radio Units (RRU), Active Antenna Units (AAU), Base Band Units (BBU) and Distributed Units (DU) put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, C-RAN and O-RAN, as well as small cells and private networks.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2026 based on ABI Research. In the first quarter of 2022, we reported all-time record high shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs of 386 million units, up 125% year-over-year.

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

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.” In the first quarter of 2022, we announced our newest generation family of AI processors for deep learning at the edge, the NeuPro-M. We believe this market opportunity for Edge AI represents new IP licensing and royalty drivers for us in the coming years. During the quarter, we signed a lead customer for NeuPro-M targeting the burgeoning China automotive market.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 200 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors. During the first quarter of 2022, we concluded two licensing agreements for our MotionEngine software targeting VR headsets and 3D audio.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 103% year-over-year in the first quarter of 2022 to 431 million units. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $34.4 million for the first quarter of 2022, representing an increase of 35%, as compared to the corresponding period in 2021 and an all-time record high. We believe our strong first quarter results and performance for the first quarter of 2022 affirms our dominance in the ubiquitous wireless IP space and is the result of our excellence in execution and market reach. Our leading portfolio of wireless and Edge AI technologies provide huge market opportunities to scale our business, as illustrated by our record licensing, NRE and related revenue that grew 56% year-over-year. Our strong fundamentals are also evident through the progress of our royalty business which despite the China COVID lockdowns that affected many of our customers, reached a new record of 531 million CEVA-powered unit shipments, including share gains in the smartphone space.

Our five largest customers accounted for 47% of our total revenues for the first quarter of 2022, as compared to 64% for the comparable period in 2021. Two customers accounted for 12% and 11% of our total revenues for the first quarter of 2022, as compared to three customers that accounted for 23%, 14% and 12% of our total revenues for the first quarter of 2021. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 12% and 14% of our total revenues for the first quarter of 2022 and 2021, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2022, and collectively represented 47% of our total royalty revenues for the first quarter of 2022. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2021, and collectively represented 61% of our total royalty revenues for the first quarter of 2021. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2022	First Quarter 2021

Connectivity products	75%	82%
Smart sensing products	25%	18%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $22.4 million for the first quarter of 2022, representing an increase of 56%, as compared to the corresponding period in 2021. The first quarter of 2022 represented strong IP licensing execution and record high results. In the first quarter of 2022, we experienced growth from high demand for our WiFi IP, as well as revenues from Intrinsix NRE related services (which were not incurred for the first quarter of 2021 as the acquisition of Intrinsix was consummated in May 2021), partially offset by lower licensing revenues from our Bluetooth IP.

Fourteen license and NRE agreements were concluded during the first quarter of 2022. Three of the fourteen deals were with first time customers. Customers’ target applications and devices target a wide variety of smart and connected markets, including smartphones, smart home, PCs, ADAS, and 5G Low Earth Orbit (LEO) satellite communication. Geographically, five of the deals signed were in China, four in the U.S., three in APAC, and two were in Europe. Our growth strategy is driven by Intrinsix’s experience and customer base in the aerospace and defense market that we believe will allow us to expand into this lucrative space and by our capabilities to offer integrated IP solutions that combine the CEVA IP portfolio and Intrinsix’s broad chip design competencies to further broaden our impact and grow our revenue base with strategic customers designs.

Licensing and related revenues accounted for 65% of our total revenues for the first quarter of 2022, as compared to 57% for the comparable period of 2021.

Royalty Revenues

Royalty revenues were $12.0 million for the first quarter of 2022, representing an increase of 9%, as compared to the corresponding period in 2021. Royalty revenues accounted for 35% of our total revenues for the first quarter of 2022, as compared to 43% for the comparable period of 2021. The increase in royalty revenues for the first quarter of 2022 was mainly due to a record high of 333 million Bluetooth shipments.

Our customers reported sales of 531 million chipsets incorporating our technologies for the first quarter of 2022, an increase of 56%, from the corresponding period in 2021 for actual shipments reported.

The five largest royalty-paying customers accounted for 63% of our total royalty revenues for the first quarter of 2022, as compared to 70% for the comparable period of 2021.

Geographic Revenue Analysis

	First Quarter 2022		First Quarter 2021
	(in millions, except percentages)
United States	$6.7	20%	$3.9	16%
Europe and Middle East	$1.1	3%	$1.1	4%
Asia Pacific (1)	$26.6	77%	$20.4	80%

(1) China	$23.0	67%	$17.3	68%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $6.4 million for the first quarter of 2022, as compared to $2.4 million for the comparable period of 2021. Cost of revenues accounted for 19% of our total revenues for the first quarter of 2022, as compared to 9% for the comparable period of 2021. The increase for the first quarter of 2022 principally reflected higher service costs for our customers, mainly due to the inclusion of salary and related NRE costs associated with the Intrinsix business for the first quarter of 2022, which costs were not incurred for the first quarter of 2021 as the acquisition of Intrinsix was consummated in May 2021. Included in cost of revenues for the first quarter of 2022 was a non-cash equity-based compensation expense of $339,000, as compared to $143,000 for the comparable period of 2021.

Gross Margin

Gross margin for the first quarter of 2022 was 81%, as compared to 91% for the comparable period of 2021. The decrease for the first quarter of 2022 mainly reflected higher cost of revenues as set forth above for the NRE-related Intrinsix costs.

Operating Expenses

Total operating expenses were $27.5 million for the first quarter of 2022, as compared to $24.4 million for the comparable period of 2021. The net increase for the first quarter of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first quarter of 2022, and higher CAD tools costs related to the Intrinsix business.

Research and Development Expenses, Net

Our research and development expenses, net, were $20.2 million for the first quarter of 2022, as compared to $17.6 million for the comparable period of 2021. The net increase for the first quarter of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first quarter of 2022, and higher CAD tools costs related to the Intrinsix business. Included in research and development expenses for the first quarter of 2022 were non-cash equity-based compensation expenses of $1,995,000, as compared to $1,685,000 for the comparable period of 2021. Research and development expenses as a percentage of our total revenues were 59% for the first quarter of 2022, as compared to 69% for the comparable period of 2021. The percentage decrease for the first quarter of 2022, as compared to the comparable period of 2021, was due to higher revenues, offset with the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable period of 2022 and 2021.

The number of research and development personnel was 313 at both March 31, 2022 and March 31, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million for the first quarter of 2022, as compared to $3.3 million for the comparable period of 2021. The net decrease for the first quarter of 2022 principally reflected lower salaries and related costs. Included in sales and marketing expenses for the first quarter of 2022 were non-cash equity-based compensation expenses of $333,000, as compared to $418,000 for the comparable period of 2021. Sales and marketing expenses as a percentage of our total revenues were 8% for the first quarter of 2022, as compared to 13% for the comparable period of 2021.

The total number of sales and marketing personnel was 34 at both March 31 2022 and March 31, 2021.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million for the first quarter of 2022, as compared to $2.9 million for the comparable period of 2021. The increase for the first quarter of 2022 primarily reflected higher salaries and related costs. Included in general and administrative expenses for the first quarter of 2022 were non-cash equity-based compensation expenses of $722,000, as compared to $952,000 for the comparable period of 2021. General and administrative expenses as a percentage of our total revenues were 11% for both the first quarter of 2022 and 2021.

The number of general and administrative personnel was 51 at March 31, 2022, as compared to 32 at March 31, 2021.

Amortization of Intangible Assets

Our amortization charges were $0.8 million for the first quarter of 2022, as compared to $0.6 million for the comparable period of 2021. The amortization charges for the first quarter of 2022 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of Intrinsix in May 2021, (2) the acquisition of the Hillcrest Labs business, and (3) the strategic investment in Immervision. The amortization charges for the first quarter of 2021 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, and (2) the strategic investment in Immervision. For more information about our intangible assets, see Note 7 to the interim condensed consolidated financial statements for the three months ended March 31, 2022.

Financial Income, Net (in millions)

	First Quarter 2022	First Quarter 2021
Financial income, net of which:	$0.28	$0.04
Interest income and gains and losses from marketable securities, net	$0.37	$0.45
Foreign exchange loss	$(0.09)	$(0.41)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The decrease in interest income and gains and losses from marketable securities, net, during the first quarter of 2022, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $0.09 million for the first quarter of 2022, as compared to foreign exchange loss of $0.41 million for the comparable period of 2021.

Remeasurement of Marketable Equity Securities

For the first quarter of 2022, we recorded a loss of $1.1 million related to remeasurement of marketable equity securities, which we hold at cost. During the first quarter of 2022, no impairment loss was identified. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.3 million for the first quarter of 2022, as compared to $2.3 million for the comparable period of 2021. The decrease for the first quarter of 2022 primarily reflected a reduced tax rate of 10% applied to specific revenues in our French subsidiary in the first quarter of 2022 (under the French IP Box regime, as further described below), as compared to a corporate tax rate of 26.5% for the first quarter of 2021, partially offset by higher withholding tax expenses that we will not be able to utilize as a tax credit in our Israeli subsidiary.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France. Although our Israeli and Irish subsidiaries, and, from 2022 onward, our French subsidiary, are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

Our French subsidiary is now entitled to a new tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights such as patents and copyrighted software, including royalty revenues. This new elective regime requires a direct link between the income benefiting from the preferential treatment and the R&D expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total).

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

See our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had approximately $39.8 million in cash and cash equivalents, $30.0 million in short-term bank deposits, and $92.6 million in marketable securities, totaling $162.4 million, as compared to $154.9 million at December 31, 2021. The increase for the first three months of 2022 principally reflected net cash provided by operations.

Out of total cash, cash equivalents, bank deposits and marketable securities of $162.4 million, $151.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2022, we invested $8.8 million of cash in marketable securities with maturities up to 54 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $4.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first three months of 2022 was immaterial. For more information about our marketable securities, see Note 5 to the interim condensed consolidated financial statements for the three months ended March 31, 2022.

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

Operating Activities

Cash provided by operating activities for the first three months of 2022 was $9.8 million and consisted of net loss of $1.7 million, adjustments for non-cash items of $6.7 million, and changes in operating assets and liabilities of $4.8 million. Adjustments for non-cash items primarily consisted of $1.9 million of depreciation and amortization of intangible assets, $3.4 million of equity-based compensation expenses and $1.1 million of remeasurement of marketable equity securities. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $3.9 million, an increase in trade payables of $0.7 million, and an increase of accrued payroll and related benefits of $3.7 million, partially offset by an increase in prepaid expenses and other assets of $3.0 million (mainly as a result of payment of a yearly design tool subscription), and an increase in deferred taxes, net of $1.0 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2022 was $4.8 million, compared to $16.2 million of net cash provided by investing activities for the comparable period of 2021. We had a cash outflow of $8.8 million and a cash inflow of $3.5 million with respect to investments in marketable securities during the first three months of 2022, as compared to a cash outflow of $6.8 million and a cash inflow of $11.0 million with respect to investments in marketable securities during the first three months of 2021. For the first three months of 2022, we had proceeds of $1.4 million from bank deposits, as compared to proceeds of $13.0 million from bank deposits for the comparable period of 2021. We had a cash outflow of $0.9 million and $1.1 million during the first three months of 2022 and 2021, respectively, from purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the first three months of 2022 was $1.7 million, as compared to $1.6 million of net cash provided by financing activities for the comparable period of 2021.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during both the first three months of 2022 and 2021. As of March 31, 2022, we had 497,608 shares available for repurchase.

During the first three months of 2022, we received $1.7 million from the exercise of stock-based awards, as compared to $1.6 million received for the comparable period of 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $89,000 and $411,000 for the first quarter of 2022 and 2021, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2022 and 2021, we recorded accumulated other comprehensive gain of $101,000 and accumulated other comprehensive loss of $25,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2022, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $156,000, which will be recorded in the consolidated statements of income (loss) during the following six months. We recognized a net loss of $110,000 for the first quarter of 2022, and a net loss of $22,000 for the comparable period of 2021, related to forward and options contracts We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of March 31, 2022, the unrealized losses associated with our investments were approximately $3.4 million due to the dramatic changes in the interest rate environment that took place in the first quarter of 2022. As we hold such bonds with unrealized losses to recovery, no credit loss was recognized during the first three months of 2022. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.37 million for the first quarter of 2022, as compared to $0.45 million for the comparable period of 2021. The decrease in interest income, and gains and losses from marketable securities, net, during the first quarter of 2022, principally reflected lower combined bank deposits and marketable securities balances held (mainly as a result of the acquisition of Intrinsix in May 2021) and lower yields.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than changes to the Risk Factors below entitled: (1) “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) “Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (4) “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (5) “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (6) “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” and (7) “Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry.”

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 12% and 14% of our total revenues for the first quarter of 2022 and 2021, respectively. Sales to UNISOC also accounted for 21%, 14% and 15% of our total revenues for 2021, 2020 and 2019, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2022, and collectively represented 47% of our total royalty revenues for the first quarter of 2022. Three royalty paying customers each represented 10% or more of our total royalty revenues for the first quarter of 2021, and collectively represented 61% of our total royalty revenues for the first quarter of 2021. In addition, three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 35% and 43% of our total revenues for the first quarter of 2022 and 2021, respectively. In addition, royalty revenues were approximately 41%, 48% and 45% of our total revenues for 2021, 2020 and 2019, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Approximately 80% and 84% of our total revenues for the first quarter of 2022 and 2021, respectively, were derived from customers located outside of the United States, and approximately 78% of our total revenues for 2021, 79% for 2020 and 81% for 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $892,000 and $370,000 in the first quarter of 2022 and 2021, respectively, and we recorded an aggregate of $3,843,000, $3,042,000 and $5,843,000 in 2021, 2020 and 2019, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs through 2019, and the “Technological Preferred Enterprise” status of our facilities and programs since 2020. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2022) and could be required to refund tax benefits already received. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $20.2 million and $17.6 million for the first quarter of 2022 and 2021, respectively, and approximately $72.5 million, $62.0 million and $52.8 million for 2021, 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We have significant operations in Israel, as well operations in the United States, Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Although our Israeli and Irish subsidiaries, and from 2022 also our French subsidiary, are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our Israeli, French and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2022.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1†	2022 Incentive Plan for Issachar Ohana, EVP Worldwide Sales (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 18, 2022)*

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

† Indicates management compensatory plan or arrangement.
* Portions of this exhibit are redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2022	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: May 10, 2022	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)