Form 10-Q
period 2022-06-30
CEVA INC
filed 2022-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,231,591 of common stock, $0.001 par value, as of August 4, 2022.

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

●

Our beliefs regarding the impact of the Intrinsix acquisition, including it providing new growth vectors, new market reach and a broader revenue base, it allowing us to expand into the lucrative aerospace and defense market, and our ability to offer customers co-creation solutions that combine the CEVA IP portfolio and Intrinsix’s broad chip design competencies;

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$19,289	$33,153
Short-term bank deposits	15,787	31,410
Marketable securities	102,972	90,298
Trade receivables (net of allowance for credit losses of $288 as of June 30, 2022 and December 31, 2021)	27,962	27,449
Prepaid expenses and other current assets	7,562	6,670
Total current assets	173,572	188,980
Long-term assets:
Bank deposits	8,052	—
Severance pay fund	8,604	10,175
Deferred tax assets, net	20,629	15,850
Property and equipment, net	7,610	6,765
Operating lease right-of-use assets	7,767	8,827
Goodwill	74,777	74,777
Intangible assets, net	12,272	14,607
Investments in marketable equity securities	1,103	2,919
Other long-term assets	5,021	5,759
Total long-term assets	145,835	139,679
Total assets	$319,407	$328,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,241	$1,464
Deferred revenues	4,546	8,661
Accrued expenses and other payables	5,400	4,030
Accrued payroll and related benefits	16,713	18,011
Operating lease liabilities	2,689	3,274
Total current liabilities	31,589	35,440
Long-term liabilities:
Accrued severance pay	9,182	10,551
Operating lease liabilities	4,329	5,130
Other accrued liabilities	592	806
Total long-term liabilities	14,103	16,487
Stockholders’ equity:
Preferred Stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at June 30, 2022 and December 31, 2021. 23,137,757 and 22,984,552 shares outstanding at June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid in-capital	237,379	235,386
Treasury stock at cost (457,403 and 610,608 shares of common stock at June 30, 2022 and December 31, 2021, respectively)	(11,691)	(13,790)
Accumulated other comprehensive loss	(4,525)	(372)
Retained earnings	52,529	55,485
Total stockholders’ equity	273,715	276,732
Total liabilities and stockholders’ equity	$319,407	$328,659

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Licensing, NRE and related revenue	$44,516	$29,932	$22,123	$15,535
Royalties	23,070	25,927	11,072	14,922
Total revenues	67,586	55,859	33,195	30,457
Cost of revenues	13,229	6,074	6,825	3,693
Gross profit	54,357	49,785	26,370	26,764
Operating expenses:
Research and development, net	39,748	35,050	19,538	17,457
Sales and marketing	5,646	6,195	2,723	2,893
General and administrative	7,271	7,039	3,635	4,159
Amortization of intangible assets	1,500	1,243	750	667
Total operating expenses	54,165	49,527	26,646	25,176
Operating income (loss)	192	258	(276)	1,588
Financial income, net	695	392	413	356
Remeasurement of marketable equity securities	(1,816)	—	(685)	—
Income (loss) before taxes on income	(929)	650	(548)	1,944
Income tax expense	1,890	3,965	575	1,629
Net income (loss)	$(2,819)	$(3,315)	$(1,123)	$315

Basic net income (loss) per share	$(0.12)	$(0.15)	$(0.05)	$0.01
Diluted net income (loss) per share	$(0.12)	$(0.15)	$(0.05)	$0.01

Weighted-average shares used to compute net income (loss) per share (in thousands):
Basic	23,139	22,685	23,174	22,823
Diluted	23,139	22,685	23,174	23,140

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income (loss):	$(2,819)	$(3,315)	$(1,123)	$315
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(4,632)	(284)	(1,793)	173
Reclassification adjustments for (gains) losses included in net income (loss)	21	(15)	21	(15)
Net change	(4,611)	(299)	(1,772)	158
Cash flow hedges:
Changes in unrealized gains (losses)	(1,400)	36	(1,402)	86
Reclassification adjustments for (gains) losses included in net income (loss)	742	(36)	632	(58)
Net change	(658)	—	(770)	28
Other comprehensive income (loss) before tax	(5,269)	(299)	(2,542)	186
Income tax expense (benefit) related to components of other comprehensive income (loss)	(1,116)	(60)	(455)	40
Other comprehensive income (loss), net of taxes	(4,153)	(239)	(2,087)	146
Comprehensive income (loss)	$(6,972)	$(3,554)	$(3,210)	$461

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
	Number of		Additional		other		Total
	shares		paid-in	Treasury	comprehensive	Retained	stockholders’
Six months ended June 30, 2022	outstanding	Amount	capital	stock	income (loss)	earnings	equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(2,819)	(2,819)
Other comprehensive loss	—	—	—	—	(4,153)	—	(4,153)
Equity-based compensation	—	—	6,692	—	—	—	6,692
Purchase of treasury stock	(136,091)	—	—	(4,457)	—	—	(4,457)
Issuance of treasury stock upon exercise of stock-based awards	289,296	—	(4,699)	6,556	—	(137)	1,720
Balance as of June 30, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715

	Common stock				Accumulated
	Number of		Additional		other		Total
	shares		paid-in	Treasury	comprehensive	Retained	stockholders’
Three months ended June 30, 2022	outstanding	Amount	capital	stock	income (loss)	earnings	equity
Balance as of April 1, 2022	23,204,274	$23	$235,563	$(8,828)	$(2,438)	$53,759	$278,079
Net loss	—	—	—	—	—	(1,123)	(1,123)
Other comprehensive loss	—	—	—	—	(2,087)	—	(2,087)
Equity-based compensation	—	—	3,303	—	—	—	3,303
Purchase of treasury stock	(136,091)	—	—	(4,457)	—	—	(4,457)
Issuance of treasury stock upon exercise of stock-based awards	69,574	—	(1,487)	1,594	—	(107)	—
Balance as of June 30, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715

	Common stock				Accumulated
	Number of		Additional		other		Total
	shares		paid-in	Treasury	comprehensive	Retained	stockholders’
Six months ended June 30, 2021	outstanding	Amount	capital	stock	income (loss)	earnings	equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,315)	(3,315)
Other comprehensive loss	—	—	—	—	(239)	—	(239)
Equity-based compensation	—	—	6,104	—	—	—	6,104
Issuance of treasury stock upon exercise of stock-based awards	572,203	1	(9,193)	12,923	—	(2,154)	1,577
Balance as of June 30, 2021	22,833,120	$23	$230,083	$(17,210)	$239	$51,881	$265,016

	Common stock					Accumulated
	Number of			Additional		other		Total
	shares			paid-in	Treasury	comprehensive	Retained	stockholders’
Three months ended June 30, 2021	outstanding	Amount		capital	stock	income	earnings	equity
Balance as of April 1, 2021	22,811,090	$23		$227,671	$(17,708)	$93	$51,570	$261,649
Net income	—	—		—	—	—	315	315
Other comprehensive income	—	—		—	—	146	—	146
Equity-based compensation	—	—		2,906	—	—	—	2,906
Issuance of treasury stock upon exercise of stock-based awards	22,030	—	(*)	(494)	498	—	(4)	—
Balance as of June 30, 2021	22,833,120	$23		$230,083	$(17,210)	$239	$51,881	$265,016

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,819)	$(3,315)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,594	1,636
Amortization of intangible assets	2,335	1,383
Equity-based compensation	6,692	6,104
Realized loss (gain), net on sale of available-for-sale marketable securities	21	(15)
Amortization of premiums on available-for-sale marketable securities	232	233
Unrealized foreign exchange loss	148	371
Remeasurement of marketable equity securities	1,816	—
Changes in operating assets and liabilities:
Trade receivables	(516)	6,479
Prepaid expenses and other assets	(1,124)	566
Operating lease right-of-use assets	1,060	841
Accrued interest on bank deposits	124	82
Deferred tax, net	(3,663)	(2,205)
Trade payables	460	971
Deferred revenues	(4,115)	774
Accrued expenses and other payables	747	(188)
Accrued payroll and related benefits	(490)	(4,127)
Operating lease liability	(1,062)	(875)
Accrued severance pay, net	271	(284)
Net cash provided by operating activities	1,711	8,431

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	—	(30,364)
Purchase of property and equipment	(2,103)	(1,260)
Investment in bank deposits	(12,000)	—
Proceeds from bank deposits	19,385	14,489
Investment in available-for-sale marketable securities	(27,260)	(14,445)
Proceeds from maturity of available-for-sale marketable securities	6,796	17,323
Proceeds from sale of available-for-sale marketable securities	2,926	10,035
Net cash used in investing activities	(12,256)	(4,222)

Cash flows from financing activities:
Purchase of treasury stock	(4,457)	—
Proceeds from exercise of stock-based awards	1,720	1,577
Net cash provided by (used in) financing activities	(2,737)	1,577
Effect of exchange rate changes on cash and cash equivalents	(582)	(223)
Increase (decrease) in cash and cash equivalents	(13,864)	5,563
Cash and cash equivalents at the beginning of the period	33,153	21,143
Cash and cash equivalents at the end of the period	$19,289	$26,706

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$4,977	$4,711
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$336	$100
Right-of-use assets obtained in the exchange for operating lease liabilities	$444	$578

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 1:    BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of wireless connectivity and smart sensing technologies and co-creation solutions. The Company’s offerings include Digital Signal Processors, AI processors, wireless hardware platforms, security hardware and the related software algorithms including AI for motion sensors, computer vision, voice input and audio, all of which are key enabling technologies for a smarter, more secured and more connected world. These technologies are offered in combination with Intrinsix IP integration services, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP-based solutions address the technology requirements of: 5G baseband processing for mobile, broadband, cellular IoT and Radio Access Network (RAN); computer vision for any camera, 4D and LIDAR-enabled device; audio/voice/sound; and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, the Hillcrest Labs sensor processing technologies provide a broad range of software and inertial measurement unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-wideband (UWB) are the most broadly licensed connectivity platforms in the industry.

CEVA’s Intrinsix Corp. (“Intrinsix”) business expands its market reach to the aerospace and defense markets and allows it to offer co-creation solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Standards Recently Adopted by the Company

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). ASU No. 2021-08 is effective for fiscal year beginning after December 15, 2022, and interim periods therein for public business entities, with early adoption permitted. The Company early adopted the new guidance effective January 1, 2022. The adoption of this standard did not have a significant impact on the Company’s interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Accounting Standards Recently Issued, Not Yet Adopted by the Company

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard is not expected to result in a significant impact on the Company’s interim condensed consolidated financial statements.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The coronavirus disease 2019 (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. Further, other global events such as the Russian military action against Ukraine could have an impact on the Company’s business. The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three and six months ended June 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

	Remainder of 2022	2023	2024
Licensing, NRE and related revenues	$11,679	$4,714	$1,490

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Six months ended June 30, 2022 (unaudited)			Three months ended June 30, 2022 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$9,637	$4,100	$13,737	$5,162	$1,829	$6,991
Europe and Middle East	2,534	1,340	3,874	2,097	675	2,772
Asia Pacific	32,345	17,630	49,975	14,864	8,568	23,432
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$32,810	$17,262	$50,072	$15,995	$8,200	$24,195
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,706	5,808	17,514	6,128	2,872	9,000
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

Timing of revenue recognition
Products transferred at a point in time	$30,776	$23,070	$53,846	$14,844	$11,072	$25,916
Products and services transferred over time	13,740	—	13,740	7,279	—	7,279
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Six months ended June 30, 2021 (unaudited)			Three months ended June 30, 2021 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$5,294	$5,204	$10,498	$4,722	$1,826	$6,548
Europe and Middle East	833	1,172	2,005	410	496	906
Asia Pacific	23,805	19,551	43,356	10,403	12,600	23,003
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$22,518	$20,192	$42,710	$9,713	$12,087	$21,800
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	7,414	5,735	13,149	5,822	2,835	8,657
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

Timing of revenue recognition
Products transferred at a point in time	$24,052	$25,927	$49,979	$12,064	$14,922	$26,986
Products and services transferred over time	5,880	—	5,880	3,471	—	3,471
Total	$29,932	$25,927	$55,859	$15,535	$14,922	$30,457

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2022 (unaudited)	December 31, 2021

Trade receivables	$16,013	$14,644
Unbilled receivables (associated with licensing, NRE and related revenue)	2,143	1,833
Unbilled receivables (associated with royalties)	9,806	10,972
Deferred revenues (short-term contract liabilities)	4,546	8,661

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

During the three and six months ended June 30, 2022, the Company recognized $3,812 and $7,631, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2022.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2022 (Unaudited)
Weighted average remaining lease term (years)	4.98
Weighted average discount rates	1.97%

Total operating lease cost and cash payments for operating leases were as follows:

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Operating lease cost	$1,643	$1,499	$843	$758
Cash payments for operating leases	1,616	1,598	786	799

Maturities of lease liabilities are as follows:

The remainder of 2022	$1,646
2023	1,709
2024	923
2025	802
2026	742
2027 and thereafter	1,556
Total undiscounted cash flows	7,378
Less imputed interest	360
Present value of lease liabilities	$7,018

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2022 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$8,756	$2	$(23)	$8,735

Available-for-sale - matures after one year through five years:
Corporate bonds	99,386	—	(5,149)	94,237
Total
	$108,142	$2	$(5,172)	$102,972

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,937	$39	$(7)	$11,969

Available-for-sale - matures after one year through five years:
Corporate bonds	78,920	227	(818)	78,329

Total	$90,857	$266	$(825)	$90,298

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2022, and December 31, 2021, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2022 (unaudited)	$82,144	$(3,264)	$20,328	$(1,908)
As of December 31, 2021	$53,412	$(667)	$12,039	$(158)

As of June 30, 2022, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$43	$—	$43
Gross realized losses from sale of available-for-sale marketable securities	$(21)	$(28)	$(21)	$(28)

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

The Company measures its marketable securities, investment in marketable equity securities and foreign currency derivative contracts at fair value. The carrying amount of cash, cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payables approximate fair value due to the short-term maturity of these instruments. Investment in marketable equity securities are classified within Level I as the securities are traded in an active market. Marketable securities and foreign currency derivative contracts are classified within Level II as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Description	June 30, 2022 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$102,972	$—	$102,972	$—
Investments in marketable equity securities	1,103	1,103	—	—

Liabilities:
Foreign exchange contract	595	—	595	—

Description	December 31, 2021	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$90,298	—	$90,298	—
Foreign exchange contract	63	—	63	—
Investments in marketable equity securities	2,919	2,919	—	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7:   INTANGIBLE ASSETS, NET

		Six months ended June 30, 2022 (unaudited)			Year ended December 31, 2021
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix
Customer relationships	5.5	$3,604	$710	$2,894	$3,604	$382	$3,222
Customer backlog	1.5	421	304	117	421	164	257
Patents	5.0	218	47	171	218	26	192
Core technologies	3.0	3,329	1,202	2,127	3,329	647	2,682

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	2,564	954	3,518	2,130	1,388
Customer backlog	0.5	72	72	—	72	72	—
R&D Tools	7.5	2,475	975	1,500	2,475	810	1,665

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	7,063	3,231	3,832	7,063	2,679	4,384

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (*)	7.0	1,961	1,284	677	1,961	1,144	817

Total intangible assets		$22,661	$10,389	$12,272	$22,661	$8,054	$14,607

(*) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 has not been received. Of the $2,200, $210 has not resulted in cash outflows as of June 30, 2022. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2022	2,312
2023	3,714
2024	3,013
2025	2,262
2026	956
2027 and thereafter	15
$12,272

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.         Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property and co-creation solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Revenues based on customer location:
United States	$13,737	$10,498	$6,991	$6,548
Europe and Middle East	3,874	2,005	2,772	906
Asia Pacific (1)	49,975	43,356	23,432	23,003
	$67,586	$55,859	$33,195	$30,457

(1) China	$41,572	$36,448	$18,601	$19,189

b.         Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Customer A	11%	21%	11%	27%
Customer B	*)	10%	*)	*)

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

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Numerator:
Net income (loss)	$(2,819)	$(3,315)	$(1,123)	$315

Denominator (in thousands):
Basic weighted-average common stock outstanding	23,139	22,685	23,174	22,823
Effect of stock -based awards	—	—	—	317
Diluted weighted average common stock outstanding	23,139	22,685	23,174	23,140

Basic net income (loss) per share	$(0.12)	$(0.15)	$(0.05)	$0.01
Diluted net income (loss) per share	$(0.12)	$(0.15)	$(0.05)	$0.01

The total number of shares related to outstanding equity-based awards was 915,698 for both the three and six months ended June 30, 2022, and in each case was excluded from the calculation of diluted net loss per share. The weighted average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, was 66,733 shares for the three months ended June 30, 2021. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share was 792,086 for the six months ended June 30, 2021.

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

A summary of the Company’s stock option and SAR activities and related information for the six months ended June 30, 2022, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021	126,000	$20.06	2.6	$2,921
Granted	—	—
Exercised	(17,000)	18.08
Forfeited or expired	—	—
Outstanding as of June 30, 2022 (2)	109,000	$20.37	2.5	$1,438
Exercisable as of June 30, 2022 (3)	109,000	$20.37	2.5	$1,438

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 108,250 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 108,250 shares of the Company’s common stock issuable upon exercise.

As of June 30, 2022, there were no unrecognized compensation expenses related to unvested stock options and SARs.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2022, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	688,073	$41.18
Granted	413,619	36.15
Vested	(226,607)	36.09
Forfeited or expired	(68,387)	46.17
Unvested as of June 30, 2022 (unaudited)	806,698	$39.73

As of June 30, 2022, there was $25,099 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Cost of revenue	$683	$262	$344	$119
Research and development, net	4,001	3,428	2,006	1,743
Sales and marketing	673	785	340	367
General and administrative	1,335	1,629	613	677
Total equity-based compensation expense	$6,692	$6,104	$3,303	$2,906

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Six months ended June 30,
	2022 (unaudited)	2021 (unaudited)
Expected dividend yield	0%		0%
Expected volatility	38%	39%	-	56%
Risk-free interest rate	0.5%	0.1%	-	1.7%
Contractual term of up to (months)	24		24

The Company did not grant any purchase rights under the 2002 employee stock purchase plan during the three months ended June 30, 2022 and 2021.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2022, and December 31, 2021, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $15,300 and $4,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$63
Total	$—	$63

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$224	$—
Foreign exchange forward contracts	371	—
Total	$595	$—

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(401)	$—	$(401)	$1
Foreign exchange forward contracts	(999)	36	(1,001)	85
	$(1,400)	$36	$(1,402)	$86

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$177	$—	$177	$—
Foreign exchange forward contracts	565	(36)	455	(58)
	$742	$(36)	$632	$(58)

The Company recorded in cost of revenues and operating expenses a net loss of $632 and $742 during the three and six months ended June 30, 2022, respectively, and a net gain of $58 and $36 during the comparable periods of 2021, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12:   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2022 (unaudited)			Three months ended June 30, 2022 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$(2,594)	$156	$(2,438)
Other comprehensive loss before reclassifications	(3,597)	(1,221)	(4,818)	(1,430)	(1,225)	(2,655)
Amounts reclassified from accumulated other comprehensive income (loss)	17	648	665	17	551	568
Net current period other comprehensive loss	(3,580)	(573)	(4,153)	(1,413)	(674)	(2,087)
Ending balance	$(4,007)	$(518)	$(4,525)	$(4,007)	$(518)	$(4,525)

	Six months ended June 30, 2021 (unaudited)			Three months ended June 30, 2021 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$118	$(25)	$93
Other comprehensive income (loss) before reclassifications	(224)	32	(192)	136	76	212
Amounts reclassified from accumulated other comprehensive income (loss)	(15)	(32)	(47)	(15)	(51)	(66)
Net current period other comprehensive income (loss)	(239)	—	(239)	121	25	146
Ending balance	$239	$—	$239	$239	$—	$239

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(13)	$1	$(11)	$1	Cost of revenues
	(647)	32	(551)	51	Research and development
	(18)	1	(15)	2	Sales and marketing
	(64)	2	(55)	4	General and administrative
	(742)	36	(632)	58	Total, before income taxes
	(94)	4	(81)	7	Income tax expense (benefit)

	(648)	32	(551)	51	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(21)	15	(21)	15	Financial income (loss), net
	(4)	—	(4)	—	Income tax benefit
	(17)	15	(17)	15	Total, net of income taxes

	$(665)	$47	$(568)	$66	Total, net of income taxes

NOTE 13:    SHARE REPURCHASE PROGRAM

During the three and six months ended June 30, 2022, the Company repurchased 136,091 shares of common stock at an average purchase price of $32.75 per share for an aggregate purchase price of $4,457. The Company did not repurchase any shares of common stock during the three and six months ended June 30, 2021. As of June 30, 2022, 361,517 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and provider of chip design services for a smarter, more secure and more connected world. We offer Digital Signal Processors, AI processors, wireless platforms, security hardware and the related software algorithms, including for motion sensors, computer vision, voice input and audio. During 2021, we acquired Intrinsix Corp. (Intrinsix), which provides chip design expertise and a range of additional IP in the areas of mixed signal, RF, security and heterogeneous System-on-Chip (SoC) interfaces, and which specializes in designing chips for customers in the aerospace and defense industry.

Our IP products and solutions are licensed to customers who embed them into their SoC designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense and medical.

Our ultra-low-power IP offerings are deployed in devices for wireless connectivity and smart sensing workloads. Our wireless portfolio includes 5G baseband processing platforms for mobile broadband, cellular IoT and base station RAN, UWB for high-precision localization and Bluetooth and Wi-Fi technologies for all range of connectivity devices. Our smart sensing portfolio includes advanced technologies for cameras, radars, microphones, and inertial measurement units (IMU). Our platforms incorporate AI processors, digital signal processor (DSP) cores, accelerators and software technologies for computer vision, audio, voice and IMU. We also offer processor agnostic sensor hub software supporting sensor processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as environmental sensors in devices.

Our Intrinsix chip design business unit enables us to offer our customers co-creation SoC design services that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe this co-creation business proposition strengthens our relationships with customers, generates recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends CEVA’s serviceable market and revenue base.

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

We believe that our IP licensing business and chip design expertise are solid with a diverse customer base and myriad target markets. Our state-of-the-art technology has shipped in more than 15 billion chips to date for a wide range of end markets. Every second, more than fifty devices sold worldwide are powered by CEVA.

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, in the second quarter of 2022, fourteen of the twenty-two IP licensing and non-recurring engineering (NRE) deals concluded were for wireless connectivity, including eight for our Wi-Fi platforms.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband and voice processing. Our key customer currently has a strong foothold in low- and mid-tier LTE smartphones and feature phones markets.

●

The royalty we derive from premium-tier smartphones is higher on average than that of mid and low-tier smartphones due to more DSP content that bears a higher royalty average selling price (ASP). Looking ahead, we believe our PentaG2 platform for 5G handsets and 5G Broadband IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

●	Our specialization and technological edge in signal processing platforms for 5G base station RAN, including Radio Units (RU), Distributed Units (DU) and Base Band Units (BBU), put us in a strong position to capitalize on the growing 5G RAN across its new form factors such as V-RAN, O-RAN, as well as small cells and private networks.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2026 based on ABI Research. In the second quarter of 2022, shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs increased 14% year-over-year to 309 million units.

●

The growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us. To better address this market, our WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs.

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, hearing aids, device speakers, PCs and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices. In the second quarter of 2022, we concluded a strategic agreement for our Bluebud wireless audio technology for wearables, driven by a top tier OEM.

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

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.”  Our newest generation family of AI processors for deep learning at the edge, the NeuPro-M represents new IP licensing and royalty drivers for us in the coming years.

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

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 11% year-over-year in the second quarter of 2022 to 349 million units. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $33.2 million and $67.6 million for the second quarter and first half of 2022, respectively, representing an increase of 9% and 21%, as compared to the corresponding periods in 2021. We believe our 2022 second quarter and strong first half of 2022 results were robust, despite the challenging macroeconomic backdrop and disruptions in production schedules because of the lockdown in major cities in China. Our strength in wireless continues to drive our business and enables us to expand our footprint in the growing markets of 5G, wearables, hearables, automotive, aerospace and defense and more. All this is based on our leading portfolio of wireless and Edge AI technologies that also provide huge market opportunities to scale our business, as illustrated by our licensing, NRE and related revenue that grew 42% and 49% year-over-year in the second quarter and first half of 2022, respectively, as compared to 2021, and record high results for the first half of 2022. Royalty revenue was down quarter over quarter and first half over first half of 2022 compared to 2021 by 26% and 11%, respectively, mainly as the second quarter 2021 included revenue of $3.3 million following the resolution of a disagreement on royalty rates with a customer, excluding this amount, royalty revenue would have been down only 4% for the second quarter of 2022 and up 2% for the first half of 2022, as compared to the corresponding periods in 2021.

Our five largest customers accounted for 36% and 32% of our total revenues for the second quarter and first half of 2022, respectively, as compared to 50% and 49% for the comparable periods in 2021. One customer accounted for 11% of our total revenues for the second quarter of 2022, as compared to one customer that accounted for 27% of our total revenues for the second quarter of 2021. One customer accounted for 11% of our total revenues for the first half of 2022, as compared to two customers that accounted for 21% and 10% of our total revenues for the first half of 2021. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 11% of our total revenues for both the second quarter and first half of 2022. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customer represented 10% or more of our total royalty revenues for both the second quarter and first half of 2022, and collectively represented 43% and 45% of our total royalty revenues for the second quarter and first half of 2022, respectively. One royalty paying customer represented 10% or more of our total royalty revenues for the second quarter of 2021, and three customers each represented 10% or more of our total royalty revenues for the first half of 2021, and collectively represented 49% and 63% of our total royalty revenues for the second quarter and first half of 2021, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2022	First Half 2021	Second Quarter 2022	Second Quarter 2021

Connectivity products	74%	76%	73%	72%
Smart sensing products	26%	24%	27%	28%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $22.1 million and $44.5 million for the second quarter and first half of 2022, respectively, representing an increase of 42% and 49%, respectively, as compared to the corresponding periods in 2021. The second quarter and the first half of 2022 represented strong IP licensing execution and record high results for the first half of 2022. In both these periods, we experienced growth for our WiFi IP as emerging technology, as well as revenues from Intrinsix NRE related services (which were not incurred for the first five months of 2021, as the acquisition of Intrinsix was consummated on May 31, 2021), partially offset by lower licensing revenues from our Bluetooth IP and DSP core technologies.

Twenty-two license and NRE agreements were concluded during the second quarter of 2022. Five of the twenty-two deals were with first time customers. Customers’ target applications and devices target a wide variety of smart and connected markets, including smartphones, smart home, PCs, ADAS, and 5G Low Earth Orbit (LEO) satellite communication. Geographically, eleven of the deals signed were in China, five in the U.S., three in APAC, and three were in Europe. CEVA has become the wireless anchor to more than 300 semiconductor companies as they shape the Intelligent IoT eco system. By being at the forefront of wireless standard and offering it under the IP business model, CEVA lowers the entry barriers for embedding wireless connectivity in SoCs and enabling many semiconductor companies to come out with more cost-effective and power-efficient chips than the repurposed smartphone connectivity chips.

Licensing and related revenues accounted for 67% and 66% of our total revenues for the second quarter and first half of 2022, respectively, as compared to 51% and 54% for the comparable periods of 2021.

Royalty Revenues

Royalty revenues were $11.1 million and $23.1 million for the second quarter and first half of 2022, respectively, representing a decrease of 26% and 11%, respectively, as compared to the corresponding periods in 2021. Royalty revenues accounted for 33% and 34% of our total revenues for the second quarter and first half of 2022, respectively, as compared to 49% and 46%, respectively, for the comparable periods of 2021. Second quarter of 2021 included revenue of $3.3 million following the resolution of a disagreement on royalty rates with a customer. Excluding this amount, second quarter 2022 would have been down only by 4% and the first half of 2022 would have been 2% higher as compared to the comparable periods of 2021. This is despite the global economic uncertainty, weak low and mid-tier handset sales. Our base station and IoT royalty category showed good resilience as 5G RAN builds in China resumed and our customers gained market share in Bluetooth and cellular IoT, royalty revenue in this category was up 6% and 14% year over year for the second quarter and first half of 2022, respectively, over 2021.

Our customers reported sales of 433 million and 963 million chipsets incorporating our technologies for the second quarter and first half of 2022, respectively, a decrease of 4% and an increase of 21%, respectively, from the corresponding periods in 2021 for actual shipments reported.

The five largest royalty-paying customers accounted for 63% of our total royalty revenues for both the second quarter and first half of 2022, as compared to 78% and 75% for the comparable periods of 2021.

Geographic Revenue Analysis

	First Half 2022		First Half 2021		Second Quarter 2022		Second Quarter 2021
	(in millions, except percentages)				(in millions, except percentages)
United States	$13.7	20%	$10.5	19%	$7.0	21%	$6.5	21%
Europe and Middle East	$3.9	6%	$2.0	3%	$2.8	8%	$0.9	3%
Asia Pacific (1)	$50.0	74%	$43.4	78%	$23.4	71%	$23.0	76%

(1) China	$41.6	62%	$36.4	65%	$18.6	56%	$19.2	63%

*) Less than 10%.

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $6.8 million and $13.2 million for the second quarter and first half of 2022, respectively, as compared to $3.7 million and $6.1 million for the comparable periods of 2021. Cost of revenues accounted for 21% and 20% of our total revenues for the second quarter and first half of 2022, respectively, as compared to 12% and 11% for the comparable periods of 2021. The increase for both the second quarter and first half of 2022 principally reflected higher service costs for our customers, mainly due to the inclusion of salary and related NRE costs and EDA tools associated with the Intrinsix business for the second quarter and first half of 2022, which costs were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021. Included in cost of revenues for the second quarter and first half of 2022 was a non-cash equity-based compensation expense of $344,000 and $683,000, respectively, as compared to $119,000 and $262,000 for the comparable periods of 2021.

Gross Margin

Gross margin for the second quarter and first half of 2022 was 79% and 80%, respectively, as compared to 88% and 89% for the comparable periods of 2021. The decrease for the second quarter and first half quarter of 2022 mainly reflected higher cost of revenues as set forth above for the NRE-related Intrinsix costs.

Operating Expenses

Total operating expenses were $26.6 million and $54.2 million for the second quarter and first half of 2022, respectively, as compared to $25.2 million and $49.5 million for the comparable periods of 2021. The net increase for the second quarter of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the second quarter of 2022, partially offset with lower professional services cost mainly associated with the Intrinsix transaction. The net increase for the first half of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first half of 2022, and higher CAD tools costs related to the Intrinsix business, partially offset with lower professional services cost mainly associated with the Intrinsix transaction and higher research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA).

Research and Development Expenses, Net

Our research and development expenses, net, were $19.5 million and $39.7 million for the second quarter and first half of 2022, respectively, as compared to $17.5 million and $35.1 million for the comparable periods of 2021. The net increase for the second quarter of 2022 principally reflected higher salary and employee-related costs, partially due to the inclusion of salary and related costs associated with Intrinsix employees for the second quarter of 2022 as well as outsourcing personal and services. The net increase for the first half of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first half of 2022, and higher CAD tools costs related to the Intrinsix business as well as outsourcing personal and services, partially offset by higher research grants received, mainly from the IIA. Included in research and development expenses for the second quarter and first half of 2022 were non-cash equity-based compensation expenses of $2,006,000 and $4,001,000, respectively, as compared to $1,743,000 and $3,428,000 for the comparable periods of 2021. Research and development expenses as a percentage of our total revenues were 59% for both the second quarter and first half of 2022, as compared to 57% and 63% for the comparable periods of 2021. The percentage increase for the second quarter of 2022, as compared to the comparable period of 2021, was principally due to the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable period of 2022 and 2021. The percentage decrease for the first half of 2022, as compared to the comparable period of 2021, was due to higher revenues, offset with the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable period of 2022 and 2021.

The number of research and development personnel was 333 at June 30, 2022, as compared to 305 at June 30, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.7 million and $5.6 million for the second quarter and first half of 2022, respectively, as compared to $2.9 million and $6.2 million for the comparable periods of 2021. The net decrease for the second quarter of 2022 principally reflected lower commission expenses. The net decrease for the first half of 2022 principally reflected lower salaries and related costs and lower commission expenses. Included in sales and marketing expenses for the second quarter and first half of 2022 were non-cash equity-based compensation expenses of $340,000 and $673,000, respectively, as compared to $367,000 and $785,000 for the comparable periods of 2021. Sales and marketing expenses as a percentage of our total revenues were 8% for both the second quarter and first half of 2022, as compared to 9% and 11% for the comparable periods of 2021.

The total number of sales and marketing personnel was 34 at June 30, 2022, as compared to 38 at June 30, 2021.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million and $7.3 million for the second quarter and first half of 2022, respectively, as compared to $4.2 million and $7.0 million for the comparable periods of 2021. The decrease for the second quarter of 2022 primarily reflected lower professional services cost mainly associated with the Intrinsix transaction. The increase for the first half of 2022 primarily reflected higher salaries and related costs, partially offset with lower professional services cost mainly associated with the Intrinsix transaction. Included in general and administrative expenses for the second quarter of 2022 were non-cash equity-based compensation expenses of $613,000 and $1,335,000, as compared to $677,000 and $1,629,000 for the comparable periods of 2021. General and administrative expenses as a percentage of our total revenues were 11% for both the second quarter and first half of 2022, as compared to 14% and 13% for the comparable periods of 2021.

The number of general and administrative personnel was 51 at June 30, 2022, as compared to 43 at June 30, 2021.

Amortization of Intangible Assets

Our amortization charges were $0.8 million and $1.5 million for the second quarter and first half of 2022, respectively, as compared to $0.7 million and $1.2 million for the comparable periods of 2021. The amortization charges were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of Intrinsix in May 2021, (2) the acquisition of the Hillcrest Labs business, and (3) the strategic investment in Immervision. For more information about our intangible assets, see Note 7 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2022.

Financial Income, Net (in millions)

	First Half 2022	First Half 2021	Second Quarter 2022	Second Quarter 2021
Financial income, net	$0.69	$0.39	$0.41	$0.36
of which:
Interest income and gains and losses from marketable securities, net	$0.95	$0.81	$0.58	$0.37
Foreign exchange loss	$(0.26)	$(0.42)	$(0.17)	$(0.01)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2022, principally reflected higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $0.17 million and $0.26 million for the second quarter and first half of 2022, respectively, as compared to foreign exchange loss of $0.01 million and $0.42 million for the comparable periods of 2021.

Remeasurement of Marketable Equity Securities

For the second quarter and first half of 2022, we recorded a loss of $0.7 million and $1.8 million, respectively, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $0.6 million and $1.9 million for the second quarter and first half of 2022, respectively, as compared to $1.6 million and $4.0 million for the comparable periods of 2021. The decrease for both the second quarter and first half of 2022 primarily reflected a reduced tax rate of 10% applied to specific revenues in our French subsidiary in the second quarter and first half of 2022 (under the French IP Box regime, as further described below), as compared to a corporate tax rate of 26.5% for the comparable periods of 2021. The decrease for the first half is partially offset by higher withholding tax expenses that we will not be able to utilize as a tax credit in our Israeli subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had approximately $19.3 million in cash and cash equivalents, $15.8 million in short-term bank deposits, $103.0 million in marketable securities, and $8.0 million in long-term bank deposits, totaling $146.1 million, as compared to $154.9 million at December 31, 2021. The decrease for the first half of 2022 principally reflected unrealized investment loss on marketable securities of approximately $4.6 million, and funds used to repurchase 136,091 shares of common stock for an aggregate consideration of approximately $4.5 million, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $146.1 million, $138.7 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first half of 2022, we invested $39.3 million of cash in bank deposits and marketable securities with maturities up to 51 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $29.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). The amount of credit losses recorded for the first half of 2022 was immaterial. For more information about our marketable securities, see Note 5 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2022.

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

Operating Activities

Cash provided by operating activities for the first half of 2022 was $1.7 million and consisted of net loss of $2.8 million, adjustments for non-cash items of $12.8 million, and changes in operating assets and liabilities of $8.3 million. Adjustments for non-cash items primarily consisted of $3.9 million of depreciation and amortization of intangible assets, $6.7 million of equity-based compensation expenses and $1.8 million of remeasurement of marketable equity securities. The decrease in operating assets and liabilities primarily consisted of a decrease in deferred revenues of $4.1 million, an increase in prepaid expenses and other assets of $1.1 million, and an increase in deferred taxes, net of $3.7 million.

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

Investing Activities

Net cash used in investing activities for the first half of 2022 was $12.3 million, compared to $4.2 million of net cash used in investing activities for the comparable period of 2021. We had a cash outflow of $27.3 million and a cash inflow of $9.7 million with respect to investments in marketable securities during the first half of 2022, as compared to a cash outflow of $14.4 million and a cash inflow of $27.4 million with respect to investments in marketable securities during the first half of 2021. For the first half of 2022, we had net proceeds of $7.4 million from bank deposits, as compared to proceeds of $14.5 million from bank deposits for the comparable period of 2021. We had a cash outflow of $2.1 million and $1.3 million during the first half of 2022 and 2021, respectively, from purchase of property and equipment. For the first half of 2021, we had a cash outflow, net of cash acquired, of $30.4 million for the acquisition of Intrinsix.

Financing Activities

Net cash used in financing activities for the first half of 2022 was $2.7 million, as compared to $1.6 million of net cash provided by financing activities for the comparable period of 2021.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. During the first half of 2022, we repurchased 136,091 shares of common stock pursuant to our share repurchase program at an average purchase price of $32.75 per share, for an aggregate purchase price of $4.5 million. We did not repurchase any shares of common stock during the first half of 2021. As of June 30, 2022, we had 361,517 shares available for repurchase.

During the first half of 2022, we received $1.7 million from the exercise of stock-based awards, as compared to $1.6 million received for the comparable period of 2021.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $171,000 and $260,000 for the second quarter and first half of 2022, respectively, and a foreign exchange loss of $5,000 and $416,000 for the comparable periods of 2021.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2022, we recorded accumulated other comprehensive loss of $674,000 and $573,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2021, we recorded accumulated other comprehensive gain of $25,000 and $0, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2022, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $518,000, which will be recorded in the consolidated statements of income (loss) during the following six months. We recognized a net loss of $632,000 and $742,000 for the second quarter and first half of 2022, respectively, and a net gain of $58,000 and $36,000 for the comparable periods of 2021, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of June 30, 2022, the unrealized losses associated with our investments were approximately $5.2 million due to the dramatic changes in the interest rate environment that took place in the first half of 2022. As we hold such bonds with unrealized losses to recovery, no credit loss was recognized during the second quarter and first half of 2022. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.58 million and $0.95 million for the second quarter and first half of 2022, respectively, as compared to $0.37 million and $0.81 million for the comparable periods of 2021. The increase in interest income, and gains and losses from marketable securities, net, during the second quarter and first half of 2022, principally reflected higher yields.

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

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than changes to the Risk Factors below entitled: (1) “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (2) “Royalty and other payment rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (3) “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (4) “Our success will depend on our ability to manage our geographically dispersed operations;” (5) “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (6) “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (7) “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (8) “Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry;” (9) “We may face difficulties in integrating Intrinsix into our business and offering turnkey IP solutions and co-creation projects;” and (10) “Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.”

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 11% of our total revenues for both the second quarter and first half of 2022. Sales to UNISOC also accounted for 21%, 14% and 15% of our total revenues for 2021, 2020 and 2019, respectively. With respect to our royalty revenues, two royalty paying customer represented 10% or more of our total royalty revenues for both the second quarter and first half of 2022, and collectively represented 43% and 45% of our total royalty revenues for the second quarter and first half of 2022, respectively. One royalty paying customer represented 10% or more of our total royalty revenues for the second quarter of 2021, and three customers each represented 10% or more of our total royalty revenues for the first half of 2021, and collectively represented 49% and 63% of our total royalty revenues for the second quarter and first half of 2021, respectively. In addition, three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 33% and 34% of our total revenues for the second quarter and first half of 2022, respectively, as compared to 49% and 46% for the comparable periods of 2021. In addition, royalty revenues were approximately 41%, 48% and 45% of our total revenues for 2021, 2020 and 2019, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Approximately 80% of our total revenues for the first half of 2022, were derived from customers located outside of the United States, and approximately 78% of our total revenues for 2021, 79% for 2020 and 81% for 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, the United Kingdom and United States (following our acquisitions of Intrinsix in May 2021 and the Hillcrest Labs business from InterDigital in July 2019) and recently we have opened a design center in Serbia. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our remote operations, our business may be materially harmed.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,852,000 and $2,744,000 in the second quarter and first half of 2022, respectively, and we recorded an aggregate of $3,843,000, $3,042,000 and $5,843,000 in 2021, 2020 and 2019, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $39.7 million and $35.1 million for the first half of 2022 and 2021, respectively, and approximately $72.5 million, $62.0 million and $52.8 million for 2021, 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We may face difficulties in integrating Intrinsix into our business and offering turnkey IP solutions and co-creation projects.

We completed our acquisition of Intrinsix in the second quarter of 2021.Our Intrinsix chip design business unit enables us to offer our customers co-creation SoC design services that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe this co-creation business proposition strengthens our relationships with customers, generates recurrent royalties and more. . However, we may not be able effectively manage the integration of acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition, which may prevent us from achieving anticipated benefits from the acquisition. In addition, our efforts to with respect to turnkey IP services and solutions will take longer than normal sales cycles as we move up the management levels of our customers and sell, generally, a more complex product and service combination. Succeeding in these efforts will require additional investment, training and changes that will introduce additional risk, cost and may introduce the possibility to customers that we are now competitors. If we do not succeed in these efforts, we will not reap the anticipated benefits of our acquisition of Intrinsix, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant operations in Israel, as well operations in the United States, Republic of Ireland and France. A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Although our Israeli and Irish subsidiaries historically, and starting in 2022 our French subsidiary as well, are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our Israeli, French and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2022 to April 30, 2022)	__	__	__	497,608
Month #2 (May 1, 2022 to May 31, 2022)	121,729	$32.74	121,729	375, 879
Month #3 (June 1, 2022 to June 30, 2022)	14,362	$32.83	14,362	361,517
TOTAL	136,091	$32.75	136,091	361,517	(2)

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

Exhibit No.	Description

10.1†	Registrant’s Amended and Restated 2011 Stock Plan
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Indicates management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.
Date: August 9, 2022	By: /s/ GIDEON WERTHEIZER
Gideon Wertheizer Chief Executive Officer (principal executive officer)

Date: August 9, 2022	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)