Form 10-Q
period 2022-09-30
CEVA INC
filed 2022-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,187,653 of common stock, $0.001 par value, as of November 4, 2022.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021	5
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2022 and 2021	6
	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2022 and 2021	7
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021	8
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	9
	Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	48
Item 6	Exhibits	48
SIGNATURES		48

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

●

Our belief that our specialization and technological edge in signal processing platforms for 5G base station RAN and our PentaG platform put us in a strong position to capitalize on the growing 5G RAN demand and the its disintegration toward new architecture and form factors;

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

●

Our expectations with respect to future customers, contracts and revenues, including expectations regarding our customer pipeline, our expectation that a significant portion of our future revenues will continue to be generated by a limited number of customers, and that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from China and the remainder of the APAC region, including for automotive and industrial activities in Japan and RAN deployment in India, and that we will experience another growth year in royalty revenues;

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

This report contains market data prepared by third party research firm. Actual market results may differ from their projections.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$29,510	$33,153
Short-term bank deposits	6,062	31,410
Marketable securities	100,701	90,298
Trade receivables (net of allowance for credit losses of $288 as of September 30, 2022 and December 31, 2021)	26,763	27,449
Prepaid expenses and other current assets	8,133	6,670
Total current assets	171,169	188,980
Long-term assets:
Bank deposits	8,128	—
Severance pay fund	8,431	10,175
Deferred tax assets, net	4,669	15,850
Property and equipment, net	7,370	6,765
Operating lease right-of-use assets	8,116	8,827
Goodwill	74,777	74,777
Intangible assets, net	7,549	14,607
Investments in marketable equity securities	648	2,919
Other long-term assets	3,957	5,759
Total long-term assets	123,645	139,679
Total assets	$294,814	$328,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,721	$1,464
Deferred revenues	3,540	8,661
Accrued expenses and other payables	5,941	4,030
Accrued payroll and related benefits	14,625	18,011
Operating lease liabilities	2,235	3,274
Total current liabilities	28,062	35,440
Long-term liabilities:
Accrued severance pay	9,018	10,551
Operating lease liabilities	4,940	5,130
Other accrued liabilities	497	806
Total long-term liabilities	14,455	16,487
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at September 30, 2022 and December 31, 2021. 23,187,495 and 22,984,552 shares outstanding at September 30, 2022 and December 31, 2021, respectively	23	23
Additional paid in-capital	239,445	235,386
Treasury stock at cost (407,665 and 610,608 shares of common stock at September 30, 2022 and December 31, 2021, respectively)	(10,633)	(13,790)
Accumulated other comprehensive loss	(6,761)	(372)
Retained earnings	30,223	55,485
Total stockholders’ equity	252,297	276,732
Total liabilities and stockholders’ equity	$294,814	$328,659

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Licensing, NRE and related revenue	$66,784	$51,500	$22,268	$21,568
Royalties	34,462	37,149	11,392	11,222
Total revenues	101,246	88,649	33,660	32,790
Cost of revenues	21,177	10,904	7,948	4,830
Gross profit	80,069	77,745	25,712	27,960
Operating expenses:
Research and development, net	58,217	53,810	18,469	18,760
Sales and marketing	9,056	9,357	3,410	3,162
General and administrative	10,829	10,534	3,558	3,495
Amortization of intangible assets	2,250	2,092	750	849
Impairment of assets	3,556	—	3,556	—
Total operating expenses	83,908	75,793	29,743	26,266
Operating income (loss)	(3,839)	1,952	(4,031)	1,694
Financial income (loss), net	803	345	108	(47)
Remeasurement of marketable equity securities	(2,271)	—	(455)	—
Income (loss) before taxes on income	(5,307)	2,297	(4,378)	1,647
Taxes on income	19,816	5,779	17,926	1,814
Net loss	$(25,123)	$(3,482)	$(22,304)	$(167)

Basic net loss per share	$(1.08)	$(0.15)	$(0.96)	$(0.01)
Diluted net loss per share	$(1.08)	$(0.15)	$(0.96)	$(0.01)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	23,163	22,766	23,211	22,925
Diluted	23,163	22,766	23,211	22,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(25,123)	$(3,482)	$(22,304)	$(167)
Other comprehensive loss before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(6,551)	(513)	(1,919)	(229)
Reclassification adjustments for (gains) losses included in net loss	25	(13)	4	2
Net change	(6,526)	(526)	(1,915)	(227)
Cash flow hedges:
Changes in unrealized gains (losses)	(1,623)	65	(223)	29
Reclassification adjustments for (gains) losses included in net loss	1,140	(65)	398	(29)
Net change	(483)	—	175	—
Other comprehensive loss before tax	(7,009)	(526)	(1,740)	(227)
Income tax expense (benefit) related to components of other comprehensive loss	(620)	(112)	496	(52)
Other comprehensive loss, net of taxes	(6,389)	(414)	(2,236)	(175)
Comprehensive loss	$(31,512)	$(3,896)	$(24,540)	$(342)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
Nine months ended September 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(25,123)	(25,123)
Other comprehensive loss	—	—	—	—	(6,389)	—	(6,389)
Equity-based compensation	—	—	10,383	—	—	—	10,383
Purchase of treasury stock	(218,809)	—	—	(6,785)	—	—	(6,785)
Issuance of treasury stock upon exercise of stock-based awards	421,752	—	(6,324)	9,942	—	(139)	3,479
Balance as of September 30, 2022	23,187,495	$23	$239,445	$(10,633)	$(6,761)	$30,223	$252,297

	Common stock				Accumulated
Three months ended September 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715
Net loss	—	—	—	—	—	(22,304)	(22,304)
Other comprehensive loss	—	—	—	—	(2,236)	—	(2,236)
Equity-based compensation	—	—	3,691	—	—	—	3,691
Purchase of treasury stock	(82,718)	—	—	(2,328)	—	—	(2,328)
Issuance of treasury stock upon exercise of stock-based awards	132,456	—	(1,625)	3,386	—	(2)	1,759
Balance as of September 30, 2022	23,187,495	$23	$239,445	$(10,633)	$(6,761)	$30,223	$252,297

	Common stock				Accumulated
Nine months ended September 30, 2021	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478	$57,350	$260,889
Net loss	—	—	—	—	—	(3,482)	(3,482)
Other comprehensive loss	—	—	—	—	(414)	—	(414)
Equity-based compensation	—	—	9,507	—	—	—	9,507
Issuance of treasury stock upon exercise of stock-based awards	707,637	1	(10,530)	15,982	—	(2,211)	3,242
Balance as of September 30, 2021	22,968,554	$23	$232,149	$(14,151)	$64	$51,657	$269,742

	Common stock					Accumulated
Three months ended September 30, 2021	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2021	22,833,120	$23		$230,083	$(17,210)	$239	$51,881	$265,016
Net loss	—	—		—	—	—	(167)	(167)
Other comprehensive loss	—	—		—	—	(175)	—	(175)
Equity-based compensation	—	—		3,403	—	—	—	3,403
Issuance of treasury stock upon exercise of stock-based awards	135,434	—	(*)	(1,337)	3,059	—	(57)	1,665
Balance as of September 30, 2021	22,968,554	$23		$232,149	$(14,151)	$64	$51,657	$269,742

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,123)	$(3,482)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	2,325	2,417
Amortization of intangible assets	3,502	2,302
Impairment of intangible assets	3,556	—
Equity-based compensation	10,383	9,507
Realized loss (gain), net on sale of available-for-sale marketable securities	25	(13)
Amortization of premiums on available-for-sale marketable securities	335	319
Unrealized foreign exchange loss	695	693
Remeasurement of marketable equity securities	2,271	—
Changes in operating assets and liabilities:
Trade receivables	686	6,595
Prepaid expenses and other assets	(1,330)	1,873
Operating lease right-of-use assets	711	(702)
Accrued interest on bank deposits	273	(14)
Deferred tax, net	11,801	(3,551)
Trade payables	264	725
Deferred revenues	(5,121)	2,609
Accrued expenses and other payables	908	(990)
Accrued payroll and related benefits	(2,757)	(3,608)
Operating lease liability	(729)	691
Income taxes payable	567	(218)
Accrued severance pay, net	286	(317)
Net cash provided by operating activities	3,528	14,836

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	—	(29,891)
Purchase of property and equipment	(2,924)	(1,506)
Investment in bank deposits	(14,000)	(1,500)
Proceeds from bank deposits	30,885	14,489
Investment in available-for-sale marketable securities	(27,260)	(19,855)
Proceeds from maturity of available-for-sale marketable securities	6,796	23,593
Proceeds from sale of available-for-sale marketable securities	3,175	10,035
Net cash used in investing activities	(3,328)	(4,635)

Cash flows from financing activities:

Purchase of treasury stock	(6,785)	—
Proceeds from exercise of stock-based awards	3,479	3,242
Net cash provided by (used in) financing activities	(3,306)	3,242
Effect of exchange rate changes on cash and cash equivalents	(537)	(308)
Increase (decrease) in cash and cash equivalents	(3,643)	13,135
Cash and cash equivalents at the beginning of the period	33,153	21,143
Cash and cash equivalents at the end of the period	$29,510	$34,278

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$8,294	$6,682
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$6	$54
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,591	$2,867

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The coronavirus disease 2019 (“COVID-19”) pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. Further, other global events such as the Russian military action against Ukraine could have an impact on the Company’s business. The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

	Remainder of 2022	2023	2024	2025
Licensing, NRE and related revenues	$10,032	$7,472	$424	$315

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Nine months ended September 30, 2022 (unaudited)			Three months ended September 30, 2022 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$17,283	$5,661	$22,944	$7,646	$1,561	$9,207
Europe and Middle East	4,280	2,227	6,507	1,746	887	2,633
Asia Pacific	45,221	26,574	71,795	12,876	8,944	21,820
Total	$66,784	$34,462	$101,246	$22,268	$11,392	$33,660

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$46,118	$25,582	$71,700	$13,308	$8,320	$21,628
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	20,666	8,880	29,546	8,960	3,072	12,032
Total	$66,784	$34,462	$101,246	$22,268	$11,392	$33,660

Timing of revenue recognition
Products transferred at a point in time	$46,046	$34,462	$80,508	$15,270	$11,392	$26,662
Products and services transferred over time	20,738	—	20,738	6,998	—	6,998
Total	$66,784	$34,462	$101,246	$22,268	$11,392	$33,660

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

	Nine months ended September 30, 2021 (unaudited)			Three months ended September 30, 2021 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$11,602	$7,688	$19,290	$6,308	$2,484	$8,792
Europe and Middle East	1,430	2,005	3,435	597	833	1,430
Asia Pacific	38,458	27,456	65,914	14,653	7,905	22,558
Other	10	—	10	10	—	10
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$38,886	$27,692	$66,578	$16,368	$7,500	$23,868
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	12,614	9,457	22,071	5,200	3,722	8,922
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

Timing of revenue recognition
Products transferred at a point in time	$38,458	$37,149	$75,607	$14,406	$11,222	$25,628
Products and services transferred over time	13,042	—	13,042	7,162	—	7,162
Total	$51,500	$37,149	$88,649	$21,568	$11,222	$32,790

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2022 (unaudited)	December 31, 2021

Trade receivables	$11,022	$14,644
Unbilled receivables (associated with licensing, NRE and related revenue)	5,888	1,833
Unbilled receivables (associated with royalties)	9,853	10,972
Deferred revenues (short-term contract liabilities)	3,540	8,661

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

During the three and nine months ended September 30, 2022, the Company recognized $617 and $8,248, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2022.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2022 (Unaudited)
Weighted average remaining lease term (years)	5.72
Weighted average discount rates	2.17%

Total operating lease cost and cash payments for operating leases were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Operating lease cost	$2,480	$2,305	$836	$806
Cash payments for operating leases	2,455	2,397	840	799

Maturities of lease liabilities are as follows:

The remainder of 2022	$816
2023	1,725
2024	1,077
2025	950
2026	892
2027 and thereafter	2,195
Total undiscounted cash flows	7,655
Less imputed interest	480
Present value of lease liabilities	$7,175

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 5:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2022 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$18,390	$—	$(722)	$17,668

Available-for-sale - matures after one year through four years:
Corporate bonds	89,396	—	(6,363)	83,033
Total
	$107,786	$—	$(7,085)	$100,701

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,937	$39	$(7)	$11,969

Available-for-sale - matures after one year through five years:
Corporate bonds	78,920	227	(818)	78,329

Total	$90,857	$266	$(825)	$90,298

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022, and December 31, 2021, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2022 (unaudited)	$76,423	$(4,011)	$24,278	$(3,074)
As of December 31, 2021	$53,412	$(667)	$12,039	$(158)

As of September 30, 2022, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$43	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(25)	$(30)	$(4)	$(2)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 6:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2022 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$100,701	$—	$100,701	$—
Investments in marketable equity securities	648	648	—	—

Liabilities:
Foreign exchange contracts	420	—	420	—

Description	December 31, 2021	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$90,298	—	$90,298	—
Foreign exchange contracts	63	—	63	—
Investments in marketable equity securities	2,919	2,919	—	—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 7:	INTANGIBLE ASSETS, NET

			Nine months ended September 30, 2022 (unaudited)			Year ended December 31, 2021
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Impairment	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix
Customer relationships	5.5	$3,604	$874	$—	$2,730	$3,604	$382	$3,222
Customer backlog	1.5	421	374	—	47	421	164	257
Patents	5.0	218	58	—	160	218	26	192
Core technologies	3.0	3,329	1,479	—	1,850	3,329	647	2,682

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	2,781	—	737	3,518	2,130	1,388
Customer backlog	0.5	72	72	—	—	72	72	—
R&D Tools	7.5	2,475	1,057	—	1,418	2,475	810	1,665

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	7,063	3,507	3,556	—	7,063	2,679	4,384
Impairment loss (*)

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (**)	7.0	1,961	1,354	—	607	1,961	1,144	817

Total intangible assets		$22,661	$11,556	$3,556	$7,549	$22,661	$8,054	$14,607

(*) See Note 14 for more information about the impairment loss.

(**) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 have not been received and have been written off during the third quarter of 2022 (see Note 14 for more information). Of the $2,200 received, $210 has not resulted in cash outflows as of September 30, 2022. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s interim condensed consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2022	870
2023	2,610
2024	1,909
2025	1,189
2026	956
2027 and thereafter	15
$7,549

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 8:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property and co-creation solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Revenues based on customer location:
United States	$22,944	$19,290	$9,207	$8,792
Europe and Middle East	6,507	3,435	2,633	1,430
Asia Pacific (1)	71,795	65,914	21,820	22,558
Other	—	10	—	10
	$101,246	$88,649	$33,660	$32,790

(1) China	$57,731	$54,489	$16,159	$18,041

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,				Three months ended September 30,
	2022 (unaudited)		2021 (unaudited)		2022 (unaudited)		2021 (unaudited)

Customer A	11%		25%		*	)	32%
Customer B	*	)	*	)	11%		*	)

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 9:	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Numerator:
Net loss	$(25,123)	$(3,482)	$(22,304)	$(167)
Denominator (in thousands):
Basic weighted-average common stock outstanding	23,163	22,766	23,211	22,925
Effect of stock -based awards	—	—	—	—
Diluted weighted average common stock outstanding	23,163	22,766	23,211	22,925

Basic net loss per share	$(1.08)	$(0.15)	$(0.96)	$(0.01)
Diluted net loss per share	$(1.08)	$(0.15)	$(0.96)	$(0.01)

The total number of shares related to outstanding equity-based awards was 966,748 for both the three and nine months ended September 30, 2022, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 830,384 for both the three and nine months ended September 30, 2021, and in each case was excluded from the calculation of diluted net loss per share.

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

A summary of the Company’s stock option and SAR activities and related information for the nine months ended September 30, 2022, are as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021	126,000	$20.06	2.6	$2,921
Granted	—	—
Exercised	(17,000)	18.08
Forfeited or expired	—	—
Outstanding as of September 30, 2022 (2)	109,000	$20.37	2.2	$664
Exercisable as of September 30, 2022 (3)	109,000	$20.37	2.2	$664

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 108,250 shares of the Company’s common stock issuable upon exercise.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount equals a maximum of 108,250 shares of the Company’s common stock issuable upon exercise.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

As of September 30, 2022, there were no unrecognized compensation expenses related to unvested stock options and SARs.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2022, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2021	688,073	$41.18
Granted	564,443	35.23
Vested	(302,425)	37.03
Forfeited or expired	(92,343)	44.23
Unvested as of September 30, 2022 (unaudited)	857,748	$38.52

As of September 30, 2022, there was $25,658 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Cost of revenue	$1,076	$509	$393	$247
Research and development, net	6,181	5,435	2,180	2,007
Sales and marketing	1,065	1,185	392	400
General and administrative	2,061	2,378	726	749
Total equity-based compensation expense	$10,383	$9,507	$3,691	$3,403

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30						Three months ended September 30
	2022 (unaudited)			2021 (unaudited)			2022 (unaudited)			2021 (unaudited)
Expected dividend yield			0%			0%			0%			0%
Expected volatility	38%	-	50%	39%	-	60%	40%	-	50%	39%	-	60%
Risk-free interest rate	0.5%	-	3.0%	0.1%	-	1.7%	0.8%	-	3.0%	0.1%	-	1.3%
Contractual term of up to (months)			00			24			24			24

NOTE 11:	DERIVATIVES AND HEDGING ACTIVITIES

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2022, and December 31, 2021, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $12,980 and $4,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$63
Total	$—	$63

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$223	$—
Foreign exchange forward contracts	197	—
Total	$420	$—

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(556)	$—	$(155)	$—
Foreign exchange forward contracts	(1,067)	65	(68)	29
	$(1,623)	$65	$(223)	$29

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$333	$—	$156	$—
Foreign exchange forward contracts	807	(65)	242	(29)
	$1,140	$(65)	$398	$(29)

The Company recorded in cost of revenues and operating expenses a net loss of $398 and $1,140 during the three and nine months ended September 30, 2022, respectively, and a net gain of $29 and $65 during the comparable periods of 2021, related to its Hedging Contracts.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 12:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2022 (unaudited)			Three months ended September 30, 2022 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$(4,007)	$(518)	$(4,525)
Other comprehensive loss before reclassifications	(5,948)	(1,453)	(7,401)	(2,351)	(232)	(2,583)
Amounts reclassified from accumulated other comprehensive income (loss)	21	991	1,012	4	343	347
Net current period other comprehensive loss	(5,927)	(462)	(6,389)	(2,347)	111	(2,236)
Ending balance	$(6,354)	$(407)	$(6,761)	$(6,354)	$(407)	$(6,761)

	Nine months ended September 30, 2021 (unaudited)			Three months ended September 30, 2021 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$239	$—	$239
Other comprehensive income (loss) before reclassifications	(401)	57	(344)	(177)	25	(152)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(57)	(70)	2	(25)	(23)
Net current period other comprehensive income (loss)	(414)	—	(414)	(175)	—	(175)
Ending balance	$64	$—	$64	$64	$—	$64

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(18)	$1	$(5)	$—	Cost of revenues
	(1,000)	58	(353)	26	Research and development
	(28)	1	(10)	—	Sales and marketing
	(94)	5	(30)	3	General and administrative
	(1,140)	65	(398)	29	Total, before income taxes
	(149)	8	(55)	4	Income tax expense (benefit)
	(991)	57	(343)	25	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	(25)	13	(4)	(2)	Financial income (loss), net
	(4)	—	—	—	Income tax benefit
	(21)	13	(4)	(2)	Total, net of income taxes
	$(1,012)	$70	$(347)	$23	Total, net of income taxes

NOTE 13:	SHARE REPURCHASE PROGRAM

During the three months ended September 30, 2022, the Company repurchased 82,718 shares of common stock at an average purchase price of $28.14 per share for an aggregate purchase price of $2,328. During the nine months ended September 30, 2022, the Company repurchased 218,809 shares of common stock at an average purchase price of $31.01 per share for an aggregate purchase price of $6,785. The Company did not repurchase any shares of common stock during the three and nine months ended September 30, 2021. As of September 30, 2022, 278,799 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 14:	IMPAIRMENT OF ASSETS

During both the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company has decided to cease the development of this product line. During the same periods, the Company also recorded in cost of revenues an impairment charge of prepaid expenses as follows: (1) an impairment charge of $479 relating to an agreement to acquire certain NB-IoT technologies, and (2) an impairment charge of $1,479 relating to an agreement to purchase certain assets and services from Immervision.

NOTE 15:	INCOME TAXES

During both the three and nine months ended September 30, 2022, the Company recorded a tax expense of $15,573 as a result of a valuation allowance for certain deferred tax assets due to a change in the estimation for taxable income of its Israeli operations for future years.

In assessing the recoverability of its deferred tax assets, including withholding tax assets that the Company will be able to utilize, the Company evaluates the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance.

As of September 30, 2022, based on the weight of available positive and negative evidence, the Company recorded a valuation allowance for certain deferred tax assets (including withholding tax assets) of its Israeli subsidiary due to uncertainty regarding its future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results. Accordingly, the Company recorded a charge of $15,573 during the third quarter and first nine months of 2022 as a reserve against its deferred tax assets.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

During the three and nine months ended September 30, 2022, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and a provider of chip design services for a smarter, more secure and more connected world. We offer Digital Signal Processors, AI processors and its related tool chain, wireless platforms,  and software IP including spatial audio, noise cancelation, motion sensing and voice recognition. During 2021, we acquired Intrinsix Corp. (Intrinsix), which provides chip design expertise and a range of additional IP in the areas of mixed signal, RF, security and heterogeneous System-on-Chip (SoC) interfaces, and which specializes in designing chips for customers in the aerospace and defense industry.

Our hardware IP products and solutions are licensed to customers who embed them into their SoC designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense and medical. Our software IP is licensed primarily to OEMs who embed in SoC interfaces they choose to use.

Our ultra-low-power hardware IP offerings are deployed in devices for wireless connectivity and smart sensing workloads. Our wireless portfolio includes 5G baseband processing platforms for mobile broadband , cellular IoT and base station RAN, UWB for high-precision localization and Bluetooth and Wi-Fi technologies for a range of connectivity devices. Our smart sensing portfolio includes advanced DSP and AI technologies for cameras, radars, microphones, and other sensors, which via software technologies enable  computer vision, audio, voice, motion sensing and other applications. We also offer processor-agnostic sensor IP processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as spatial audio, noise cancellation and voice recognition.

Our Intrinsix chip design business unit enables us to offer our customers  SoC design services, which we refer to as co-creation, that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe this co-creation business proposition strengthens our relationships with customers, generates recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends CEVA’s serviceable market and revenue base.

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

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, in the third quarter of 2022, eleven of the eighteen IP licensing and non-recurring engineering (NRE) deals concluded were for wireless connectivity.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband and voice processing. Our key customer currently has a strong foothold in low- and mid-tier LTE and 5G smartphones and feature phones markets.

●

We believe our PentaG2 platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

●

Our specialization and technological edge in signal processing platforms for 5G base station RAN, and our PentaG RAN platform put us in a strong position to capitalize on the growing 5G RAN demand and its disintegration toward new architecture and form factors, including V-RAN, O-RAN, Active Antennas (AAU, RRU), private networks and small cells. We believe our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2026 based on ABI Research. In the third quarter of 2022, a customer started shipments of a cellular IoT chip for new high-profile wearable that is enabled by our cellular technology. For the first nine months of 2022, shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT IPs increased 19% year-over-year to 945 million units.

●

The growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our software IP. To better address this market, our spatial audio, MotionEngine for inertial measurement units (IMU), WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs.

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing True Wireless Stereo (TWS) markets of earbuds, smartwatches, Over the Counter (OTC) hearing aids,  wireless speakers, PCs and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices.

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

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 14% year-over-year for the first nine months of 2022 to 1.06 billion units. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $33.7 million and $101.2 million for the third quarter and first nine months of 2022, respectively, representing an increase of 3% and 14%, as compared to the corresponding periods in 2021. We delivered year- over- year growth, both in licensing and royalties, during a difficult economic climate. This highlights our diverse product portfolio and resilient business model. We continue to gain momentum with our wireless and Edge AI adoptions across an expanding customer base, as can be seen by our licensing revenue achievements. Our royalty composition shows notable strength in 5G RAN, while lower handset baseband royalties reflect adjustments of inventory levels and lower  demand.

Our five largest customers accounted for 38% and 32% of our total revenues for the third quarter and first nine months of 2022, respectively, as compared to 51% and 47% for the comparable periods in 2021. One customer accounted for 11% of our total revenues for the third quarter of 2022, as compared to one customer that accounted for 32% of our total revenues for the third quarter of 2021. One customer accounted for 11% of our total revenues for the first nine months of 2022, as compared to one customer that accounted for 25% of our total revenues for the first nine months of 2021. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 11% of our total revenues for the first nine months of 2022. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, three royalty paying customers represented 10% or more of our total royalty revenues for the third quarter of 2022, and two royalty paying customers represented 10% or more of our total royalty revenues for the first nine months of 2022, and collectively represented 58% and 46% of our total royalty revenues for the third quarter and first nine months of 2022, respectively. Three royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2021, and collectively represented 44% and 57% of our total royalty revenues for the third quarter and first nine months of 2021, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	Nine months 2022	Nine months 2021	Third Quarter 2022	Third Quarter 2021

Connectivity products	71%	75%	64%	73%
Smart sensing products	29%	25%	36%	27%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $22.3 million and $66.8 million for the third quarter and first nine months of 2022, respectively, representing an increase of 3% and 30%, respectively, as compared to the corresponding periods in 2021. In the first nine months of 2022, we experienced growth for our WiFi IP as an emerging technology, as well as revenues from Intrinsix NRE related services (which were not incurred for the first five months of 2021, as the acquisition of Intrinsix was consummated on May 31, 2021), partially offset by lower licensing revenues from our Bluetooth IP.

Eighteen IP license and NRE agreements were concluded during the third quarter of 2022. Five of the eighteen deals were with first time customers. Customer agreements this quarter are for a broad of range market segments among which are ADAS, Wi-Fi devices and access points, wireless audio devices satellite communication and more. We are also increasing our design pipeline resulting from the unique specialty and focus of our Intrinsix business unit in the defense and RF design space. China and the U.S. were the larger drivers for our business in the quarter, while Japan is also becoming an important market for us due to its large automotive and industrial activities there. Geographically, nine of the deals signed were in China, seven in the U.S., and two were in Japan. CEVA has become the wireless anchor to more than 300 semiconductor companies as they shape the Intelligent IoT eco system. By being at the forefront of wireless standard and offering it under the IP business model, CEVA lowers the entry barriers for embedding wireless connectivity in SoCs and enabling many semiconductor companies to come out with more cost-effective and power-efficient chips than the repurposed smartphone connectivity chips.

Licensing and related revenues accounted for 66% of our total revenues for both the third quarter and first nine months of 2022, as compared to 66% and 58% for the comparable periods of 2021.

Royalty Revenues

Royalty revenues were $11.4 million and $34.5 million for the third quarter and first nine months of 2022, respectively, representing an increase of 2% and a decrease of 7%, respectively, as compared to the corresponding periods in 2021. Royalty revenues accounted for 34% of our total revenues for both the third quarter and first nine months of 2022, as compared to 34% and 42%, respectively, for the comparable periods of 2021. The third quarter and first nine months of 2022 included revenue of $1.0 million and $1.2 million, respectively, following the resolution of royalty audits. The first nine months of 2021 included revenue of $3.3 million following the resolution of a disagreement on royalty rates with a customer. Excluding these amounts, the third quarter of 2022 would have been down by 7% and the first nine months of 2022 would have been down 2% as compared to the comparable periods of 2021. Handset baseband royalties were up 16% year over year, but down 20% sequentially, reflecting the consumer environment. Our base station and IoT royalties, on the other hand, were down 3% year-over over-year, but up 16% sequentially, driven by growing 5G RAN shipments as our two larger OEMs are benefiting from share gain in China and continued 5G capex investment in the U.S. Also of note, an OEM customer of ours recently won the majority share of a very sizable RAN deployment in India, which will further contribute to our royalties starting from next year. Overall, the diversity of products and customers we have under the base station and IoT category led us to report our second highest royalty revenue quarter of $8.2 million for this category and helps us to mitigate the headwinds in the consumer and mobile spaces.

Our customers reported sales of 357 million and 1,320 million chipsets incorporating our technologies for the third quarter and first nine months of 2022, respectively, a decrease of 19% and an increase of 7%, respectively, from the corresponding periods in 2021 for actual shipments reported.

The five largest royalty-paying customers accounted for 66% and 65% of our total royalty revenues for the third quarter and first nine months of 2022, respectively, as compared to 59% and 69% for the comparable periods of 2021.

Geographic Revenue Analysis

	Nine months 2022		Nine months 2021		Third Quarter 2022		Third Quarter 2021
	(in millions, except percentages)				(in millions, except percentages)
United States	$22.9	23%	$19.3	22%	$9.2	27%	$8.8	27%
Europe and Middle East	$6.5	6%	$3.4	4%	$2.6	8%	$1.4	4%
Asia Pacific (1)	$71.8	71%	$65.9	74%	$21.8	65%	$22.6	69%

(1) China	$57.7	57%	$54.5	61%	$16.2	48%	$18.0	55%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $7.9 million and $21.2 million for the third quarter and first nine months of 2022, respectively, as compared to $4.8 million and $10.9 million for the comparable periods of 2021. Cost of revenues accounted for 24% and 21% of our total revenues for the third quarter and first nine months of 2022, respectively, as compared to 15% and 12% for the comparable periods of 2021. The increase for the third quarter of 2022 principally reflected impairment charges of prepaid assets with respect to (1) Immervision-related assets and services, and (2) certain non-performing assets related to NB-IoT technology, as well as higher electronic design automation (EDA) tools associated with the Intrinsix business and higher cost of chips sold. The increase for the first nine months of 2022 principally reflected impairment charges of prepaid assets with respect to (1) Immervision-related assets and services, and (2) certain non-performing assets related to NB-IoT technology, as well as higher service costs and customization work for our customers, mainly due to the inclusion of salary and related NRE costs and EDA tools associated with the Intrinsix business for the first nine months of 2022, which costs were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021. Included in cost of revenues for the third quarter and first nine months of 2022 was a non-cash equity-based compensation expense of $393,000 and $1,076,000, respectively, as compared to $247,000 and $509,000 for the comparable periods of 2021.

Gross Margin

Gross margin for the third quarter and first nine months of 2022 was 76% and 79%, respectively, as compared to 85% and 88% for the comparable periods of 2021. The decrease for the third quarter of 2022 mainly reflected higher cost of revenues as set forth above, mainly due to the impairment charges. The decrease for the first nine months of 2022 mainly reflected higher cost of revenues as set forth above due to the impairment charges and NRE-related Intrinsix costs, offset by higher total revenues.

Operating Expenses

Total operating expenses were $29.7 million and $83.9 million for the third quarter and first nine months of 2022, respectively, as compared to $26.3 million and $75.8 million for the comparable periods of 2021. The net increase for the third quarter of 2022 principally reflected an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. The net increase for the first nine months of 2022 principally reflected: (1) an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line; (2) higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first nine months of 2022, and higher computer-aided design (CAD) tools costs related to the Intrinsix business (costs related to the Intrinsix business were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021); and (3) higher outsourcing personal and services costs, partially offset with higher research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA).

Research and Development Expenses, Net

Our research and development expenses, net, were $18.5 million and $58.2 million for the third quarter and first nine months of 2022, respectively, as compared to $18.8 million and $53.8 million for the comparable periods of 2021. The decrease for the third quarter of 2022 principally reflected higher research grants received, mainly from the IIA. The net increase for the first nine months of 2022 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees for the first nine months of 2022, and higher CAD tools costs related to the Intrinsix business (costs related to the Intrinsix business were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021), as well as higher outsourcing personal and services costs and higher non-cash equity-based compensation expenses, partially offset by higher research grants received, mainly from the IIA. Included in research and development expenses for the third quarter and first nine months of 2022 were non-cash equity-based compensation expenses of $2,180,000 and $6,181,000, respectively, as compared to $2,007,000 and $5,435,000 for the comparable periods of 2021. Research and development expenses as a percentage of our total revenues were 55% and 58% for the third quarter and first nine months of 2022, respectively, as compared to 57% and 61% for the comparable periods of 2021. The percentage decrease for the first nine months of 2022, as compared to the comparable period of 2021, was due to higher revenues, offset with the same reasons as set forth above for the increase in research and development expenses in absolute dollars for the comparable period of 2022 and 2021.

The number of research and development personnel was 331 at September 30, 2022, as compared to 318 at September 30, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.4 million and $9.1 million for the third quarter and first nine months of 2022, respectively, as compared to $3.2 million and $9.4 million for the comparable periods of 2021. The net increase for the third quarter of 2022 principally reflected higher marketing and trade shows events. The net decrease for the first nine months of 2022 principally reflected lower salaries and related costs and lower commission expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2022 were non-cash equity-based compensation expenses of $392,000 and $1,065,000, respectively, as compared to $400,000 and $1,185,000 for the comparable periods of 2021. Sales and marketing expenses as a percentage of our total revenues were 10% and 9% for the third quarter and first nine months of 2022, respectively, as compared to 10% and 11% for the comparable periods of 2021.

The total number of sales and marketing personnel was 35 at September 30, 2022, as compared to 36 at September 30, 2021.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million and $10.8 million for the third quarter and first nine months of 2022, respectively, as compared to $3.5 million and $10.5 million for the comparable periods of 2021. The slight increase for the third quarter of 2022 primarily reflected higher professional services cost. The increase for the first nine months of 2022 primarily reflected higher salaries and related costs, partially offset with lower professional services cost mainly associated with the Intrinsix transaction. Included in general and administrative expenses for the third quarter of 2022 were non-cash equity-based compensation expenses of $726,000 and $2,061,000, as compared to $749,000 and $2,378,000 for the comparable periods of 2021. General and administrative expenses as a percentage of our total revenues were 11% for both the third quarter and first nine months of 2022, as compared to 11% and 12% for the comparable periods of 2021.

The number of general and administrative personnel was 48 at September 30, 2022, as compared to 46 at September 30, 2021.

Amortization of Intangible Assets

Our amortization charges were $0.8 million and $2.3 million for the third quarter and first nine months of 2022, respectively, as compared to $0.8 million and $2.1 million for the comparable periods of 2021. The amortization charges were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of Intrinsix in May 2021, (2) the acquisition of the Hillcrest Labs business, and (3) the strategic investment in Immervision. For more information about our intangible assets, see Note 7 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2022.

Impairment of Assets

During both the three and nine months ended September 30, 2022, we recorded an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line.

Financial Income, Net (in millions)

	Nine months 2022	Nine months 2021	Third Quarter 2022	Third Quarter 2021
Financial income, net of which:	$0.80	$0.34	$0.11	$(0.05)
Interest income and gains and losses from marketable securities, net	$1.76	$1.13	$0.81	$0.32
Foreign exchange loss	$(0.96)	$(0.79)	$(0.70)	$(0.37)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the third quarter and first nine months of 2022, principally reflected higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $0.70 million and $0.96 million for the third quarter and first nine months of 2022, respectively, as compared to foreign exchange loss of $0.37 million and $0.79 million for the comparable periods of 2021.

Remeasurement of Marketable Equity Securities

For the third quarter and first nine months of 2022, we recorded a loss of $0.5 million and $2.3 million, respectively, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $17.9 million and $19.8 million for the third quarter and first nine months of 2022, respectively, as compared to $1.8 million and $5.8 million for the comparable periods of 2021. The increase for both the third quarter and first nine months of 2022 primarily reflected the impact of a charge to record a valuation allowance in the third quarter and first nine months of 2022 due to a change in the estimation for taxable income for future years of our Israeli operations (as further described below), offset with a reduced tax rate of 10% applied to specific revenues in our French subsidiary in the third quarter and first nine months of 2022 (under the French IP Box regime, as further described below), as compared to a corporate tax rate of 26.5% for the comparable periods of 2021.

In assessing the recoverability of our deferred tax assets, including withholding tax assets that we will be able to utilize, we evaluate the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that we will realize a benefit, we establish a valuation allowance.

As of September 30, 2022, based on the weight of available positive and negative evidence, we recorded a valuation allowance for certain deferred tax assets (including withholding tax assets) of our Israeli subsidiary due to uncertainty regarding its future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results. Accordingly, we recorded a charge of $15.6 million during the third quarter and first nine months of 2022 as a reserve against our deferred tax assets.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had approximately $29.5 million in cash and cash equivalents, $6.1 million in short-term bank deposits, $100.7 million in marketable securities, and $8.1 million in long-term bank deposits, totaling $144.4 million, as compared to $154.9 million at December 31, 2021. The decrease for the first nine months of 2022 principally reflected unrealized investment loss on marketable securities of approximately $6.5 million, and funds used to repurchase 218,809 shares of common stock for an aggregate consideration of approximately $6.8 million, partially offset by cash proceeds from exercise of stock-based awards of approximately $3.5 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $144.4 million, $135.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2022, we invested $41.3 million of cash in bank deposits and marketable securities with maturities up to 48 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $40.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). The amount of credit losses recorded for the first nine months of 2022 was immaterial. For more information about our marketable securities, see Note 5 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2022.

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

Operating Activities

Cash provided by operating activities for the first nine months of 2022 was $3.5 million and consisted of net loss of $25.1 million, adjustments for non-cash items of $23.1 million, and changes in operating assets and liabilities of $5.5 million. Adjustments for non-cash items primarily consisted of $5.8 million of depreciation and amortization of intangible assets, $10.4 million of equity-based compensation expenses, $2.3 million of remeasurement of marketable equity securities, $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line, and $0.7 million of unrealized foreign exchange loss. The increase in operating assets and liabilities primarily consisted of a decrease in deferred taxes, net of $11.8 million (primarily reflect the impact of a charge to record a valuation allowance in the first nine months of 2022), a decrease in trade receivables of $0.7 million, and an increase in accrued expenses and other payables, including income taxes payable, of $1.5 million, partially offset by a decrease in deferred revenues of $5.1 million, a decrease in accrued payroll and related benefits of $2.8 million and an increase in prepaid expenses and other assets of $1.3 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2022 was $3.3 million, compared to $4.6 million of net cash used in investing activities for the comparable period of 2021. We had a cash outflow of $27.3 million and a cash inflow of $10.0 million with respect to investments in marketable securities during the first nine months of 2022, as compared to a cash outflow of $19.9 million and a cash inflow of $33.6 million with respect to investments in marketable securities during the first nine months of 2021. For the first nine months of 2022, we had net proceeds of $16.9 million from bank deposits, as compared to net proceeds of $13.0 million from bank deposits for the comparable period of 2021. We had a cash outflow of $2.9 million and $1.5 million during the first nine months of 2022 and 2021, respectively, from purchase of property and equipment. For the first nine months of 2021, we had a cash outflow, net of cash acquired, of $29.9 million for the acquisition of Intrinsix.

Financing Activities

Net cash used in financing activities for the first nine months of 2022 was $3.3 million, as compared to $3.2 million of net cash provided by financing activities for the comparable period of 2021.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. During the first nine months of 2022, we repurchased 218,809 shares of common stock pursuant to our share repurchase program at an average purchase price of $31.01 per share, for an aggregate purchase price of $6.8 million. We did not repurchase any shares of common stock during the first nine months of 2021. As of September 30, 2022, we had 278,799 shares available for repurchase.

During the first nine months of 2022, we received $3.5 million from the exercise of stock-based awards, as compared to $3.2 million received for the comparable period of 2021.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $696,000 and $956,000 for the third quarter and first nine months of 2022, respectively, and a foreign exchange loss of $367,000 and $783,000 for the comparable periods of 2021.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2022, we recorded accumulated other comprehensive gain of $111,000 and accumulated other comprehensive loss of $462,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During both the third quarter and first nine months of 2021, we recorded accumulated other comprehensive gain of $0 from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2022, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $407,000, which will be recorded in the consolidated statements of income (loss) during the following five months. We recognized a net loss of $398,000 and $1,140,000 for the third quarter and first nine months of 2022, respectively, and a net gain of $29,000 and $65,000 for the comparable periods of 2021, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of September 30, 2022, the unrealized losses associated with our investments were approximately $7.1 million due to the dramatic changes in the interest rate environment that took place in the first nine months of 2022. As we hold such bonds with unrealized losses to recovery, no credit loss was recognized during the third quarter and first nine months of 2022. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $0.81 million and $1.76 million for the third quarter and first nine months of 2022, respectively, as compared to $0.32 million and $1.13 million for the comparable periods of 2021. The increase in interest income, and gains and losses from marketable securities, net, during the third quarter and first nine months of 2022, principally reflected higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than changes to the Risk Factors below entitled: (1) “Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance;” (2) “We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues;” (3) “Royalty and other payment rates could decrease for existing and future license agreements, which could materially adversely affect our operating results;” (4) “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business;” (5) “Our success will depend on our ability to manage our geographically dispersed operations;” (6) “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) “The Israeli tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses;” (8) “Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any;” (9) “If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results,” (10) “Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry;” (11) “We may face difficulties in integrating Intrinsix into our business and offering turnkey IP solutions and co-creation projects;” and (12) “Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.”

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

●	statutory changes associated with research tax benefits applicable to French technology companies;

●	our ability to scale our operations in response to changes in demand for our technologies;
●	entry into new end markets that utilize our signal processing IPs, software and platforms;
●	changes in our pricing policies and those of our competitors;
●	restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments, such as our third quarter 2022 write off of deferred tax assets;
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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 11% of our total revenues for the first nine months of 2022. Sales to UNISOC also accounted for 21%, 14% and 15% of our total revenues for 2021, 2020 and 2019, respectively. With respect to our royalty revenues, three royalty paying customer represented 10% or more of our total royalty revenues for the third quarter of 2022, and two royalty paying customer represented 10% or more of our total royalty revenues for the first nine months of 2022, and collectively represented 58% and 46% of our total royalty revenues for the third quarter and first nine months of 2022, respectively. Three royalty paying customer represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2021, and collectively represented 44% and 57% of our total royalty revenues for the third quarter and first nine months of 2021, respectively. In addition, three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2019, and collectively represented 73% of our total royalty revenues for 2019. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 34% of our total revenues for both the third quarter and first nine months of 2022, respectively, as compared to 34% and 42% for the comparable periods of 2021. In addition, royalty revenues were approximately 41%, 48% and 45% of our total revenues for 2021, 2020 and 2019, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

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

Approximately 77% of our total revenues for the first nine months of 2022, were derived from customers located outside of the United States, and approximately 78% of our total revenues for 2021, 79% for 2020 and 81% for 2019 were derived from customers located outside of the United States. We expect that international customers will continue to account for a significant portion of our revenues for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Revenues from customers located in the Asia Pacific region, including China, account for a substantial portion of our total revenues. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenues. Therefore, any financial crisis, trade restrictions or disputes or other major event causing business disruption in international jurisdictions generally, and in specific countries in the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in October 2022, the U.S. Department of Commerce’s Bureau of Industry and Security imposed broad restrictions on the transfer to China of certain advanced semiconductors and supercomputing items, software and technology subject to U.S. export controls, as well as restrictions on U.S. persons’ activities in support of the transfer of certain items not subject to U.S. export controls. We are assessing the potential impact of these restrictions on our operations, and these restrictions are in addition to existing license requirements and company-specific designations affecting trade in the Asia Pacific region. Actions of any nature, including future new trade controls, with respect to such customers may reduce our revenues from them and adversely affect our business and financial results.

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

Historically, Intrinsix has derived a significant portion of its revenues as a subcontractor to U.S. government prime contractors and has had some contracts directly with the U.S. government. U.S. federal government agencies, including the Department of Defense (DoD), are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process, which is often responsive to myriad factors, including changes in political or public support for security and defense programs, uncertainties associated with the current global threat environment and other geo-political matters, and adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. These and other factors could cause governmental agencies to reduce their engagements for Intrinsix products and services under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations. Given its acquisition by CEVA, Inc., Intrinsix is no longer eligible for certain types of direct government contracts set aside for qualifying small businesses, which also could potentially reduce revenue from government contracts.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $1,278,000 and $4,022,000 in the third quarter and first nine months of 2022, respectively, and we recorded an aggregate of $3,843,000, $3,042,000 and $5,843,000 in 2021, 2020 and 2019, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $58.3 million and $53.8 million for the first nine months of 2022 and 2021, respectively, and approximately $72.5 million, $62.0 million and $52.8 million for 2021, 2020 and 2019, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. For example, in the third quarter of 2022, we recorded $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which could negatively impact our operating results.

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

We have significant operations in Israel, as well operations in the United States, Republic of Ireland and France.  A substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Although our Israeli and Irish subsidiaries historically, and starting in 2022 our French subsidiary as well, are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our Israeli, French and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected.  Moreover, if U.S. or other authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. Also our taxes on the Irish interest income may be double taxed both in Ireland and in the U.S. due to U.S. tax regulations and Irish tax restrictions on net operating losses to offset interest income. In addition, our Israeli interest income also may be taxed both in Israel and the U.S. due to different Controlled Foreign Corporation rules. Last, a mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France, and in the third quarter of 2022, due to our write off of deferred tax assets in Israel.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2022 to July 31, 2022)	__	__	__	361,517
Month #2 (August 1, 2022 to August 31, 2022)	__	__	__	361,517
Month #3 (September 1, 2022 to September 30, 2022)	82,718	$28.14	82,718	278,799
TOTAL	82,718	$28.14	82,718	278,799	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020.

(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1†	Registrant’s Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed August 9, 2022)

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

† Indicates management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 9, 2022	By:	/s/ GIDEON WERTHEIZER
Gideon Wertheizer
Chief Executive Officer
(principal executive officer)

Date: November 9, 2022	By:	/s/ YANIV ARIELI
Yaniv Arieli
Chief Financial Officer
(principal financial officer and principal accounting officer)