Form 10-K
period 2022-12-31
CEVA INC
filed 2023-03-01
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒                                Accelerated filer ☐

Non-accelerated filer ☐                                  Smaller reporting company ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $562,317,298 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2022. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2023
Common Stock, $0.001 par value per share	23,416,026 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2023 (the “2023 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our chip design expertise strengthens our relationships with customers, streamlines IP adoption and generates recurrent royalties;

●

Our belief that there is growing demand for high performance and low power signal processing IPs and specialized AI platforms and software incorporating all the necessary hardware and software for target applications;

●	Our strategies to capitalize on the growing demand for smarter, connected devices;

●	Our expectations around competition and our belief that we compete effectively in the principal competitive elements in our field;

●

Our belief that the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and smart sensing IP products during the recent period illustrates the exceptional interest in our wireless connectivity platforms, in both traditional and new areas;

●

Our belief that our PentaG2 platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our specialization and technological edge in signal processing platforms for 5G base station radio access network (RAN) and our PentaG RAN platform put us in a strong position to capitalize on the growing 5G RAN demand and the its disintegration toward new architecture and form factors, and that our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides customers and incumbents with a comprehensive solution to address the need for 5G;

●

Our belief that our Bluetooth, Wi-Fi, UWB, cellular IoT and 5G IPs allow us to expand further into IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 15 billion devices annually by 2026 based on ABI Research;

●	Our belief that the growing market for True Wireless Stereo (TWS) earbuds and smartwatches, and AR and VR headsets and other wearable assisted devices, offers an incremental growth segment for us;

●

Our belief that our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing TWS markets of earbuds, smartwatches, Over the Counter hearing aids, wireless speakers, PCs, and more;

●

Our belief that our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and applications which enables us to address the transformation in devices enabled by these applications and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive safety, voice-enabled devices and industrial IoT applications;

●

Statements regarding third-party estimates of industry growth and future market conditions, including the expectation that camera-enabled devices incorporating computer vision and AI will exceed 1 billion units and devices incorporating voice AI will reach 600 million units by 2025 per research from Yole Group;

●

Our belief that our newest generation family of AI processors for deep learning at the edge, the NeuPro-M, represents new IP licensing and royalty drivers for us in the coming years, due to the increased deployment of neural networks in a wide range of camera-based devices, which is expected to be more than 2.5 billion Edge AI devices shipped annually by 2026 based on research from Yole Group;

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

●

Our expectation that significant growth in shipments and royalty revenues will be derived from base station and IoT applications over the next few years, including from a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN;

●

Our belief that our ubiquitous technology and collaborative business model present a significant and secular growth prospect as the continuing digital transformation drives industries to become connected and intelligent which we intend to continue to capitalize on the semiconductor momentum with our Edge AI, 5G, Wi-Fi, Bluetooth and other product lines;

●

Our expectation that our licensing, NRE and related revenues business will continue to benefit from multiple growth vectors where we excel, in particular 5G, Wi-Fi 6 &7, Edge Ai and wearables and hearables;

●	Our efforts with respect to managing demand, ongoing supply chain disruptions and shortages;

●

Any statements regarding sales trends and financial results for 2023 and other future periods, including our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that a significant portion of our future revenues will continue to be generated by a limited number of customers, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from internationally customers generally and sales to the Asia Pacific (APAC) and China in particular, and that we can expand our customer base and revenues in Europe and the U.S.;

●

Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

●	Our belief that fluctuations in high interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis;

●

Our belief that the high interest rate environment and concerns related to economic slowdown we experienced in the second half of 2022 may continue throughout the first half of 2023, or longer, and adversely affect our revenues;

●

Our expectation that while the COVID-19 pandemic may no longer materially affect our operating results, we will continue to be impacted by other global, macroeconomic and industry phenomena including the continued Russian military action against Ukraine, soft demand and elevated inventories in the smartphone and consumer electronics markets and the technology sector undergoing project expense adjustments and other re-alignments which we expect to continue into the first half of 2023; and

●	Our expectation that we will engage in an orderly transition process as we integrate newly appointed officers and managers.

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

Company Overview

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and a provider of chip design services. We offer Digital Signal Processors, AI processors, short and long range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. Our state-of-the-art technology is included in more than 15 billion chips shipped to date for a diverse range of end markets. In 2022, more than 1.7 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our hardware IP products and solutions are licensed to customers who embed them into their System on Chip (SoC) designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, robotics, industrial, aerospace and defense and medical. Our software IP is licensed primarily to OEMs who embed our software in their SoC.

Our Intrinsix chip design business unit enables us to offer our customers SoC design services, which we refer to as co-creation, that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe that having chip design expertise as part of our offerings strengthens our relationships with customers, streamlines IP adoption, generates recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends CEVA’s serviceable market and revenue base.

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

Our revenue mix comprises primarily of IP licensing fees and related revenues, non-recurring engineering (NRE) revenues and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems and chips. NRE revenue is associated with our Intrinsix chip design business.

We were initially incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. The current company was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (Parthus) in November 2002.

We have 485 employees worldwide, with research and development facilities in Israel, the United States, France, Serbia, Ireland and the United Kingdom, and sales and support offices throughout Asia Pacific (APAC), Sweden, France, Israel and the United States.

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

Short Range Wireless IPs

Wi-Fi, Bluetooth and ultra wideband (UWB) are key technologies for any company looking to address the mobile, SmartHome, Enterprise, and IoT end markets. Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Yet, Wi-Fi and Bluetooth standards are constantly evolving, and the many new end applications are looking to benefit from these enhancements, which put further pressure on time to market on SoC vendors. The advent of IoT has resulted in significant demand for connectivity IPs that addresses this burgeoning market, among which are smart True Wireless Stereo earbuds, wearables, health monitoring, smart speakers, smart home appliances, and many other consumer and IoT devices. By licensing rather than developing these technologies in-house, companies can now get access to the latest standards and profiles from CEVA without undertaking the expensive research and development costs required to develop these technologies internally.

Cellular IoT IPs

Cellular IoT, and specifically Narrowband IoT (NB-IoT), LTE Cat-1 and the upcoming RedCap standards have become key technologies for any company wishing to connect low power IoT devices over long distances, using cellular networks. By its nature, cellular is a very complex technology, with most of the industry knowledge held within a few large companies. By providing low power cellular DSP cores and platforms, we help companies overcome the entry barriers to the cellular IoT market without undertaking the complex and expensive R&D to develop these technologies internally.

5G/5G Advanced User Equipment and Infrastructure IPs

As 5G networks continue to be deployed globally, new use cases and applications that leverage the standard’s enormous bandwidth and ultra-low latency are emerging, including fixed wireless access, private networks and vehicle-to-everything (V2X) communications, to name but a few. CEVA’s latest generation CEVA-XC20 DSP and PentaG2 platform IP effectively lower the high entry barriers for network equipment manufacturers, IoT companies and newcomers who wish to address these huge market opportunities by providing comprehensive IPs on which to build their 5G/5G Advanced SoC and ASICs, while reducing the time-to-market, risk, effort and associated cost.

Sensor Fusion

Inertial and environmental sensors based on micro-electromechanical systems (MEMS) are used in an increasing number of devices, including smartphones, laptops, robots, TWS earbuds, spatial audio headsets, smart TVs, remote controls, AR and VR headsets, drones and many other consumer and industrial devices. The software required to process the sensor data and fuse the data from multiple sensors is complex and requires unique specialization. By licensing rather than developing this sensor processing software in-house, companies can focus their efforts developing the applications that utilize the processed sensor data to create differentiated, contextually aware devices.

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

Design Gap

The demand for connected and smart mobile, consumer, automotive, industrial, aerospace & defense and IoT devices continues to grow. These devices require faster and low power connectivity, and a richer user experience that is aware and predictive. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless connectivity technologies like 5G, Wi-Fi 6 and Bluetooth 5 and the diverse sensor related workloads required to make a device smart, such as advanced image enhancement, computer vision, AI inferencing, voice and audio pre- and post- processing, spatial audio and motion sensor fusion have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

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

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a system-on-chip, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU, GPU and AI), connectivity platforms (e.g. Bluetooth, Wi-Fi, Ultra Wideband, 5G) and software algorithms (e.g. sensor fusion, sound, spatial audio) and memory and physical IPs from silicon intellectual property companies like CEVA rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the complex DSPs like scalar and vector and AI accelerators and related graph compilers and data connectivity modem and PHY platforms. As a result, companies increasingly seek to license these IPs from CEVA or a third-party community of developers.

Our Business Model

Our objective is for our CEVA wireless connectivity and smart sensing platforms to become the de facto technologies across the mobile, consumer, automotive, robotics, industrial aerospace & defense and IoT markets. To enable this goal, we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine CEVA-based solutions with their own differentiating technology. We recently expanded our business model through the acquisition of Intrinsix to offer our customers chip design services to help integrate our IP into their chip designs. We believe this expanded business model will strengthen relationships with key customers, gain us access to new customers and generate recurrent royalties.

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

License fees and NRE services are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced quarterly and generally based on a fixed unit rate or a percentage of the sale price for the CEVA-based silicon product.

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

Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smarter, connected devices. CEVA offers expertise developing complete solutions in a number of key growth markets, including, 5G cellular baseband, wireless wearables, robots, automotive and IoT. For these markets, we offer a comprehensive portfolio of connectivity and smart sensing IPs, which include various types of specialized DSPs and platforms for 5G, computer vision, sound, AI, Wi-Fi, Bluetooth, UWB, cellular-IoT solutions, sensor fusion, sound and security and interconnectivity solutions for chiplets. We believe we are well-positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

●	develop and enhance our range of DSP cores and Edge AI hybrid processors with additional features, performance and capabilities;

●	develop and expand our short range wireless IPs and customer base, providing the newest standards and the most complete offerings to streamline our customers’ deployments;

●

continue to develop new generation of high performance DSPs and AI accelerators to pursue opportunities and grow our footprint in the 5G handset, cellular IoT base station RAN, automotive and headset markets;

●	go up the “value chain” by adding and charging for software for our wireless, AI, voice, audio and IMU (Inertial Measurement Units) products

●	expand our presence in AI for edge SoC market by capitalizing on our AI accelerators and CDNN graph compiler software technologies;

●

continue to develop and enhance our range of complete and highly integrated platform solutions and to provide chip design services, as co-creation deals, to our licensing partners to deliver a complete and verified system solution, all the way up to full chip design;

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

Products

We are the leading licensor of wireless connectivity and smart sensing platforms and a provider of chip design services for semiconductor companies and OEMs serving the mobile, consumer, automotive, robotics, industrial, aerospace & defense and IoT markets. Our comprehensive platforms are comprised of specialized DSPs coupled with an AI accelerator and other types of accelerators targeted for low power workloads, including 5G baseband processing, intelligent vision, voice recognition, physical layer processing and sensor fusion. We also offer high performance DSPs targeted for 5G RAN and Open RAN, Wi-Fi enterprise and residential access points, satellite communication and other multi-gigabit communications. Our portfolio also includes a wide range of application software optimized for our processors, including voice front-end processing and speech recognition, imaging and computer vision and sensor fusion. For sensor fusion, our Hillcrest Labs sensor processing technologies provide a broad range of sensor fusion software and IMU solutions for AR/VR, robotics, remote controls and IoT. For wireless IoT, we offer the industry’s most widely adopted IPs for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), UWB and cellular IoT. Our categories of products include the following:

1)	Wireless communications

●	CEVA-XC vector DSPs for 5G handsets, 5G RAN, and general purpose baseband processing

●	PentaG2 - 5G NR modem platform for UE and for non-handset 5G vertical markets like Fixed Wireless Access, Industry 4.0, robotics and AR/VR devices that requires ultra-low-latency systems

2)	AI and computer vision

●	SensPro2 sensor hub platforms addressing imaging, vision, powertrain, applications, including DSP processors and a comprehensive software portfolio

●

NeuPro-M platforms for AI applications, in a form of integrated and scalable system including a combination of dedicated AI processor, ultra-low power acceleration engines, memory architecture and smart interfaces to address multiple markets like automotive, surveillance, mobile and more

●	CDNN: deep neural network graph compiler that enables AI developers to automatically compile, optimize and run pre-trained networks onto embedded devices

3)	Sound

●

CEVA-Bluebud wireless audio platform, CEVA-BX1, CEVA-BX2 and SensPro2 DSPs, AI accelerators, algorithms and software for sound-enabled application, including WhisPro speech recognition and ClearVox, a complete voice front-end software package for near and far-field voice-enabled devices

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

5)	Multipurpose DSP/controller

●	CEVA-BX high level programmable, modern processors for a broad range of signal processing and control workloads

6)	Wireless IoT

●	RivieraWaves’ Bluetooth 5 (up to 5.3) dual mode and low energy platforms

●	RivieraWaves’ Wi-Fi (4/5/6/6E up to 4x4) platforms

●	UWB platform

●	DragonFly platform for NB-IoT

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

In order to reduce the cost, complexity, and risk in bringing products to market, CEVA has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying CEVA’s state-of-the-art DSP cores, platforms and AI processors. Platforms typically integrate a CEVA DSP core, hardware accelerators and coprocessors, optimized software, libraries and tool chain. Our family of DSP-based platforms are targeted for baseband processing within cellular handsets, cellular IoT devices and base stations RAN, wired communications, advanced imaging, computer vision, radar application and deep neural networks, and audio, voice and sensing and Internet-of-Things related applications. Furthermore, our leading-edge technology portfolio, along with the chip design capabilities of Intrinsix, offers a holistic proposition for incumbents and newcomers in the expanding semiconductor markets. We can offer these customers chip design services around our system platforms and solutions to further reduce their risk in bringing products to market, all the way up to full chip design.

Customers

We have licensed our signal processing cores, platforms, AI processors and connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Ambiq, AIC Semi, Artosyn, ASPEED, ASR Micro, Atmosic, Autotalks, Beken, Bestechnic, Broadcom, Celeno, Ceragon, Cirrus Logic, Espressif, FujiFilm, GCT Semi, Goodix, iCatch, ICOM, InPlay, Intel, iRobot, Itron, Leadcore, LG Electronics, LifeSignals, Mediatek, Microchip, MorningCore, Nations, Nextchip, Nokia, Nordic Semi, Novatek, Nurlink, NXP, ON Semi, Synaptics, Optek, Oticon, Panasonic, Picocom, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, SiFive, SiFlower, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Toshiba, Unisoc, Vatics, Winner Micro, Yamaha and ZTE.

International Sales and Operations

Customers based in EME (Europe and Middle East) and APAC (Asia Pacific) accounted for 79% of our total revenues for 2022, 78% of our total revenues for 2021 and 79% for 2020, with customers in China accounting for 56%, 55% and 51% of total revenues for 2022, 2021 and 2020, respectively. Additional information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2022, we had 36 employees in sales and marketing. We have sales offices and representation in Asia Pacific (APAC) region, Sweden, Israel, France and the United States.

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

Technical Support

We offer technical support services through our offices in Israel, Asia Pacific (APAC) region, France and the United States. As of December 31, 2022, we had 31 employees in technical support. Our technical support services include:

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

Research and Development and Non-recurring Engineering Design Services

Our research and development team is focused on improving and enhancing our existing products, as well as developing new products to broaden our offerings and market opportunities and providing NRE design services. These efforts are largely driven by current and anticipated customer and market needs.

Our research and development team consists of 372 engineers as of December 31, 2022, working in eight development centers located in Israel, France, the United States, Ireland, the United Kingdom and Serbia, including 47 engineers at Intrinsix either working on research and development projects or providing NRE services for chip design. Our engineers possess significant experience in developing DSP cores and tools for 5G, computer vision, AI, connectivity products (Wi-Fi, UWB and Bluetooth), NB-IoT, and sensor processing and sensor fusion software. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts.

Our NRE services address the most complex and time-critical integrated circuit design projects across the following major design service domains: multi-processor digital SoC and FPGA design, mixed signal, analog and RF chip. Additional services include design verification and physical design and silicon realization. All of these skillsets are scarce, highly sought after in today’s semiconductor landscape and applicable to every vertical, from consumer and IoT through to automotive and aerospace and defense.

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

●

we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Cypress (now part of Infineon), Silicon Labs and NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Arm and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including Arm, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Expedera, Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with ARM, Cadence, Synopsys and Verisilicon; and
●	we compete for chip design services in our main markets with WiPro and Cyient, and in the aerospace and defense markets with Marvell, ASIC North and First Pass Engineering.

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

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable signal processing IP core products in-house. Companies such as Mediatek, Samsung, and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary signal processing IP cores to third parties and, as a result, become direct competitors.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2022, we hold 66 patents in the United States, five patents in Canada, 88 patents in the EME (Europe and Middle East) region and 10 patents in Asia Pacific (APAC) region, totaling 169 patents, with expiration dates between 2023 and 2039. In addition, as of December 31, 2022, we have 11 patent applications pending in the United States, two pending patent applications in Canada, nine pending patent applications in the EME region, three pending global (PCT) patent applications and five pending patent applications in the APAC region, totaling 30 pending patent applications.

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

Human Capital Resources

The table below presents the number of employees of CEVA as of December 31, 2022 by function and geographic location.

Number
Total employees	485
Function
Research and development and NRE	372
Sales and marketing	36
Administration	46
Technical support	31
Location
Israel	257
France	49
Ireland	12
China	18
United States	96
United Kingdom	9
Elsewhere	44

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

Our employees are not represented by any collective bargaining agreements, however, certain provisions of Israeli law and the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. We have never experienced a work stoppage. We believe our employee relations are good, as is their general well-being, which is one of management’s top priorities.

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

Summary Risk Factors

Risks Related to Our Industry and Markets

●	The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues.

●

Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

●	We depend on market acceptance of third-party semiconductor intellectual property.

●	If we are unable to meet the changing needs of our end-users or address evolving market demands, our business may be harmed.

●	Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including significant supply chain disruption.

Risks Related to Our Global Operating Business

●	Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance

●	We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues.

●	Our business is dependent on IP licensing and NRE revenues, which may vary period to period.

●	Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

●

We generate a significant amount of our total revenues, especially royalty revenues, from the handset baseband market (for mobile handsets and for other modem connected devices) and our business and operating results may be materially adversely affected if we do not continue to succeed in these highly competitive markets.

●

Because we have significant international operations, with a significant concentration of revenues in China, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business. In addition, new tariffs, trade measures and other geopolitical risks and instability could adversely affect our consolidated results of operations, financial position and cash flows.

●

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance but such additional revenue opportunities may not be implemented and may not be achieved.

●	Our success will depend on our ability to successfully manage our geographically dispersed operations.

●

Our operations in Israel may be adversely affected by instability in the Middle East region. In addition, terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate, and our business, financial condition and operating results.

●	Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

●	We depend on a limited number of key personnel who would be difficult to replace, and changes in our management and sales teams may adversely affect our operations.

●	The sales cycle for our IP and NRE solutions is lengthy, and even approved projects may have structured payment terms, which makes forecasting of our customer orders and revenues difficult.

●

Intrinsix’s business relies heavily on contracts with U.S. government prime contractors, which exposes us to business volatility and risks, including government budgeting cycles and appropriations, potential early termination of contracts, procurement regulations, governmental policy shifts, security requirements, audits, investigations, sanctions and penalties.

●	We may face difficulties in integrating Intrinsix into our business and offering turnkey IP solutions and co-creation projects.

●	We may seek to expand our business in ways that could result in diversion of resources and extra expenses, and our product development efforts may not generate an acceptable return, if any.

●

We may not be able to adequately protect our intellectual property, and our business will suffer if we are sued for infringement of the intellectual property rights of third parties or if we cannot obtain licenses to these rights on commercially acceptable terms.

●	The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

●	Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.

Risks Related to Finance, Accounting and Taxation

●

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, including the adoption of the new revenue recognition rules, could materially affect our financial position and results of operations.

●	Changes in our tax rates or exposure to additional income tax liabilities or assessments could adversely impact our cash flow, financial condition and results of operations.

●

The Israeli and French tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

●	We are exposed to fluctuations in currency exchange rates.

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Risks Related to Ownership of Our Common Stock

●	The anti-takeover provisions in our certificate of incorporation and bylaws could prevent or discourage a third party from acquiring us.

●	Our stock price may be volatile so you may not be able to resell your shares of our common stock at or above the price you paid for them.

Risks Related to Our Industry and Markets

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

●

we compete with internal engineering teams at companies such as Mediatek, Qualcomm, Samsung, and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Cypress (now part of Infineon), Silicon Labs and NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Arm and Verisilicon;
●

we compete in AI processor marketing with AI processor and accelerator providers, including Arm, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Expedera, Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with ARM, Cadence, Synopsys and Verisilicon; and
●	we compete for chip design services in our main markets with WiPro and Cyient, and in the aerospace and defense markets with Marvell, ASIC North and First Pass Engineering.

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

We operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. The semiconductor industry has also faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic (both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations) as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. The high interest rate environment and macroeconomic concerns related to slowdown and inventory buildout we experienced in the second half of 2022 may continue throughout the first half of 2023, or longer, and adversely affect our revenues. Other factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, may prolong or deepen these challenges faced by the industry. Volatility or declines in the semiconductor industry could cause substantial fluctuations or declines in our revenues and results of operations.

Risks Related to Our Global Operating Business

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
●

general political conditions, including global trade wars resulting from tariffs and business restrictions and bans imposed by government entities, like the well publicized 2018 ban associated with ZTE and the October 2022 announcement of broad restrictions on the transfer to China of certain advanced semiconductors and supercomputing items, as well as other regulatory actions and changes that may adversely affect the business environment;

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
●

reductions in demand for consumer and digital devices due to lockdowns or overall financial difficulties resulting from the ongoing COVID-19 pandemic or any other future pandemic outbreak or public health threat.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer markets, including handsets and consumer electronics products. The royalties we generate are reported by our customers.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-Christmas fourth quarter consumer product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing handset devices powered by CEVA technology sold in any given quarter compared to the prior quarter. Furthermore, in 2020, 2021 and 2022 the worldwide COVID-19 pandemic and the excepted recovery in economic activities created strong demand for chips that significantly surpasses the supply capacity for digital connectivity and consumer devices, causing long lead times. The high interest rate environment and macroeconomic concerns related to slowdown and inventory buildout we experienced in the second half of 2022 may continue throughout the first half of 2023, or longer, and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 14%, 21% and 14% of our total revenues for 2022, 2021 and 2020, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2022, and collectively represented 46% of our total royalty revenues for 2022. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021, and four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

In addition, our Intrinsix business derives revenues primarily from non-recurring engineering (NRE) payments as well as retains certain IP assets. We believe significant portions of our anticipated future revenues will likely depend upon our success in attracting new customers to NRE services, monetizing Intrinsix IP assets and expanding our relationships with existing Intrinsix customers. Revenues recognized from such arrangements have historically varied significantly from period to period, depending on the number and size of deals closed during a quarter, as well as the timing of the approval and funding processes of U.S. government agencies and their contractors that can be lengthy and difficult to predict. In addition, some Intrinsix’s customers may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain future customers for Intrinsix’s NRE business and IP, or to for relevant Intrinsix personnel to maintain applicable U.S. government security clearances, would also impede our future revenue growth and could materially harm our business.

Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for the handsets and consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 34%, 41% and 48% of our total revenues for 2022, 2021 and 2020, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Moreover, royalty rates may be negatively affected by macroeconomic trends (including the recent COVID-19 pandemic or future pandemics, other public health threats and their global impact) or changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volume like low-cost feature phones and Bluetooth-based products in lieu of higher royalty bearing products like LTE phones could lower our royalty revenues.

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

A significant portion of our revenues in general, and in particular our royalty revenues, are derived from baseband for handsets. Any adverse change in our ability to compete and maintain our competitive position in the handset baseband market, including through the introduction by competitors of enhanced technologies that attract customers that target those markets, would harm our business, financial condition and results of operations. Moreover, the handset baseband market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Furthermore, it can be very volatile with regards to volume shipments of different phones, standards and connected devices due to inventory build out or consumer demand changes or geographical macroeconomics, pricing changes, product discontinuations due to technical issues and timing of introduction of new phones and products. Our existing OEM or semiconductor customers also may fail to introduce new handset devices that attract consumers, lose a significant design opportunity for a new product introduction, or encounter significant delays in developing, manufacturing or shipping new or enhanced products in those markets or find alternative technological solutions and suppliers. The inability of our customers to compete would result in lower shipments of products powered by our technologies which in turn would have a material adverse effect on our business, financial condition and results of operations. In particular, a customer’s loss of a design opportunity may have an adverse effect on our royalty revenues from such customer, which in turn will also have an adverse effect on our overall results of operations and market share. As an example, Intel, one of our customers, did not have its products selected for inclusion in a new smartphone series, and thereafter announced the sale of its 5G smartphone modem, as a result of which, our royalty revenues from Intel reached record low levels in 2022. Our overall royalty revenues will be negatively impacted if we fail to offset any loss of royalty revenues from Intel, or any other loss of royalty revenues from a customer, with royalty revenues from other emerging products incorporating our technologies. Since a significant portion of our revenues are derived from the handset baseband market, adverse conditions in this market would have a material adverse effect on our business, financial condition and results of operations.

Because we have significant international operations, with a significant concentration of revenues in China, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.

Approximately 79% of our total revenues for 2022, 78% for 2021 and 79% for 2020 were derived from customers located outside of the United States. Revenues from customers located in the Asia Pacific region account for a substantial portion of these revenues, with significant concentration of revenues in China, which accounted for 56%, 55% and 51% of total revenues for 2022, 2021 and 2020, respectively. We expect that international customers generally, and sales to the Asia Pacific region and China in particular, will continue to account for a significant portion of our revenues for the foreseeable future.  While we anticipate that we can expand our customer base and revenues in Europe and the U.S., the present concentration of revenues from a single country significantly increases our risk profile, and the occurrence of any negative international political, economic or geographic events, including any financial crisis, trade restrictions or disputes or other major event causing business disruption in China, the broader Asia Pacific region and other international jurisdictions, could result in significant revenue shortfalls.  These shortfalls could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

●	unexpected changes in regulatory requirements;
●	fluctuations in the exchange rate for the U.S. dollar;
●	imposition of tariffs and other barriers and restrictions, including trade tensions such as U.S.-China trade tensions;
●	potential negative international community’s reaction to the U.S. Tax Cuts and Jobs Act;
●	burdens of complying with a variety of foreign laws, treaties and technical standards;
●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;
●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;
●	political and economic instability, including military activities, terrorist attacks and protectionist policies; and
●	changes in diplomatic and trade relationships.

For example, in October 2022 the U.S. Department of Commerce Bureau of Industry and Security imposed broad restrictions and compliance burdens on the transfer to China of certain advanced semiconductors and supercomputing items, software and technology subject to U.S. export controls, in addition to restricting sales to certain semiconductor fab facilities in China. Moreover, restrictions were implemented on U.S. persons’ activities in support of the transfer of certain items not subject to U.S. export controls. We continue to assess the potential impact of these restrictions on our operations, and these restrictions are in addition to existing license requirements and company-specific designations affecting trade in the Asia Pacific region. Actions of any nature, including future new trade controls, could affect specific customers, industries, and technologies produced inside and outside the United States, and may reduce our revenues and adversely affect our business and financial results.

New tariffs, trade measures and other geopolitical risks and instability could adversely affect our consolidated results of operations, financial position and cash flows.

Tensions between the U.S. and China have been escalating since 2018 and are not fully resolved yet, and a number of factors may exacerbate these tensions in the future. In addition, Russian military activities in Ukraine have resulted in increased sanctions and export controls against Russia and Belarus, and could also increase China/Taiwan political tensions and U.S./China trade and other relations. Trade tensions between the U.S. and China and other geopolitical instabilities have resulted, and could in the future result, in significant tariff increases, sanctions against specified entities, and the broadening of restrictions and license requirements for specified transfers and uses of products. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause disruptions in the semiconductor industry and its supply chain, decreased demand from customers for the ultimate products using our IP solutions, or other disruptions which may, directly or indirectly, materially harm our business, financial condition and results of operations. In addition, critical metals and materials used in semiconductors, such as Palladium, are sourced in Russia, and sanctions against Russia could impact the semiconductor supply chain. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, our revenues are increasingly originated in China and the broader APAC region, and we cannot predict further developments. Thus, existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flow. Further changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

One of our principal research and development facilities is located in Israel, and most of our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel, including recent changes to Israel’s judicial system. Any major hostilities involving Israel could significantly harm our business, operating results and financial condition.

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

We currently receive research grants mainly from programs of the IIA. We recorded an aggregate of $5,014,000, $3,843,000 and $3,042,000 in 2022, 2021 and 2020, respectively. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payment.

We depend on a limited number of key personnel who would be difficult to replace, and changes in our management and sales teams may adversely affect our operations.

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

In addition, in recent months we have experienced transition in our senior management and sales teams, including the retirement of Gideon Wertheizer as our Chief Executive Officer effective December 31, 2022 and the appointment of Amir Panush as our Chief Executive Officer effective January 1, 2023, as well as the appointment of Gweltaz Toquet as our Chief Commercial Officer on January 1, 2023 following Issachar Ohana’s departure from his position as Executive Vice President of Worldwide Sales effective December 31, 2022. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition and execution of our sales strategy, including diversion of management attention from business concerns, failure to retain other key personnel, loss of institutional knowledge, loss of sales prospects and inability to replenish our sales team in a manner needed to execute our sales strategy. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expenses were approximately $78.5 million, $72.5 million, and $62.0 million for 2022, 2021 and 2020, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Pandemics, such as the ongoing coronavirus (COVID-19) pandemic, have affected, and may continue to affect, the global community and our business, financial condition and results of operations. The nature and severity of the impact will continue to depend largely on future developments, including the emergence of new variants of COVID-19, availability of effective treatments and the extent to which actions have been or may be taken to contain or address its impact globally. These actions, such as restrictions on in-person meetings and travel, vaccine mandates or other similar restrictions and limitations, may be, or have been, relaxed or suspended, but may also be reinstated if other pandemics occur in the future or if the COVID-19 pandemic worsens again. The timing and impact of any such actions or reinstatements remains difficult to predict.

The spread of COVID-19 caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in disruptions to our supply chain, operations and facilities, and workforce. We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19 or any other public health threat, and our ability to perform critical functions could be harmed. In addition, the degree to which COVID-19 or other future outbreak of pandemics or public health threats impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and to what extent such developments impact normal economic and operating conditions.

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

Risks Related to Finance, Accounting and Taxation

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

Changes in our tax rates or exposure to additional income tax liabilities or assessments could adversely impact our cash flow, financial condition and results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Ireland, France, the United Kingdom, China and Japan. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, the potential decision or need to transfer cash or other assets from one jurisdiction to another, potential for tax authorities to challenge the manner in which our subsidiaries’ profits are currently recognized, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect, we could lose the ability to use certain deferred tax assets, we could incur significant additional taxes in connection with a specific transaction, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. The impact of the factors referenced in this paragraph may also be substantially different from period-to-period.

For example, a substantial portion of our taxable income historically has been generated in Israel, and starting in 2020, also in France. Although our Israeli and Irish subsidiaries historically, and starting in 2022 our French subsidiary as well, are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our Israeli, French and Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected.  A mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France, or in the third quarter of 2022, due to our recording a $15.6 million expense as a result of a valuation allowance for certain  deferred tax assets in Israel.

U.S. tax regulations are also implicated by our international operations. For example, certain of our taxes may be “double taxed” in both foreign jurisdictions and the U.S., including with respect to our taxes on our Irish and Israeli interest income. While we have elected to account for global intangible low-taxed income (GILTI) as a current-period expense when incurred, legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in future periods, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. We could also incur significant additional tax expenses as a result of moving off-shore cash to our U.S. entity: out of total cash, cash equivalents, bank deposits and marketable securities of $147.7 million at year end 2022, $141.1 million was held by our foreign subsidiaries, with only $6.6 million held in the U.S., which could make capital expenditures to expand operations in the U.S., or our conducting strategic transactions in the U.S., more expensive. In addition, beginning in our fiscal year 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with Internal Revenue Code (IRC) Section 174. If this requirement is not repealed or otherwise modified, it will materially increase our effective tax rate and reduce our operating cash flows.

Further, several countries, including the U.S. and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.

Finally, our determination of our tax liability in the U.S. and other jurisdictions, including our intercompany transfer pricing, is subject to review by applicable domestic and foreign tax authorities. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

The Israeli and French tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

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

Our French subsidiary is entitled to a new tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights such as patents and copyrighted software, including royalty revenues. This new elective regime requires a direct link between the income benefiting from the preferential treatment and the R&D expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total). This new French IP Box regime was enacted into the French tax law as of January 1, 2019, and the final version of the Official guidance of the French tax authorities (FTA) was published on April 22, 2020. Since the French IP Box regime was enacted very recently, there is no French Case Law on this subject at this time and French companies do not yet have any feedback on the ongoing tax audits and on the FTA’s tendency in this matter. Different interpretations of the French law by the French taxing authorities regarding the French IP Box regime may impose higher tax rates on our French operations and our overall tax expenses could increase.

In addition, pursuant to our acquisition of the RivieraWaves operations, we will benefit from certain research tax credits applicable to French technology companies, including, for example, the Crédit Impôt Recherche (CIR). The CIR is a French tax credit aimed at stimulating research activities. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded every three years. The French Parliament can decide to eliminate, or reduce the scope or the rate of, the CIR benefit, at any time or challenge our eligibility or calculations for such tax credits, all of which may have an adverse impact on our results of operations and future cash flows.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (NIS) and the EURO, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the CIR, which is generally refunded every three years. This has resulted a foreign exchange loss during 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro.

We are exposed to the credit risk of our customers, which could result in material losses.

As we diversify and expand our addressable market, we will enter into IP licensing arrangements with first time customers on which we do not have full visibility of their creditworthiness. Furthermore, we have significant business activities in the Asia Pacific region. As a result, our future credit risk exposure may increase. Although we monitor and attempt to mitigate credit risks, there can be no assurance that our efforts will be effective. Although any losses to date relating to the credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

Risks Related to Ownership of Our Common Stock

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

Our headquarters are located in Rockville, Maryland, where we conduct research and development and administration activities in a 9,913 square foot facility under a lease expiring in 2028. We also have principal offices where we conduct research and development, sales and marketing and administration activities in Herzliya, Israel, where have a 57,425 square foot facility lease expiring 2025; Sophia Antipolis, France, where we have a 10,823 square foot facility lease expiring in 2031; and Marlborough, Massachusetts, where we have a 10,775 square foot facility lease expiring in 2029.

We also lease eight other buildings for our main additional engineering, sales, marketing, administrative, support, operations and design centers, including two other facilities located in each of the U.K., Ireland and China, and one other facility located in each of the U.S. and Japan. Together with our principal offices, these twelve facilities cover an aggregate of approximately 109,595 square feet, ranging from 1,132 square feet to 57,425 square feet, with lease terms expiring from 2023 to 2034.

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

Amir Panush, age 49, has served as our Chief Executive Officer since January 2023. He joined us from InvenSense, Inc., a TDK group company, where he served as Chief Executive Officer and General Manager of TDK Corporation’s MEMS Sensors Business Group. Mr. Panush previously held various leadership positions at TDK following TDK’s successful acquisition of InvenSense in 2017. Mr Panush joined Invensense in 2015, serving as head of the company’s Strategy & Corporate Development, where he drove strategic expansion and diversification efforts. Prior to joining InvenSense, from May 2011 to March 2015, Mr. Panush served in various capacities at Qualcomm, most recently as the Senior Director of Product Management and Business Development for the IoE/IoT client business. Prior to joining Qualcomm, Mr. Panush led strategic marketing and partnerships at Atheros Communications, which was later acquired by Qualcomm. His earlier industry roles spanned software engineering and project management leadership at Texas Instruments and Comsys Mobile, which was acquired by Intel. Mr. Panush holds a Master of Business Administration from Haas Business School, University of California at Berkeley and a bachelor’s degree, Cum Laude, in Computer Science from Technion Institute of Technology in Israel.

Yaniv Arieli, age 54, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Michael Boukaya, age 48, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as VP and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining CEVA, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

Gweltaz Toquet, age 50, has served as our Chief Commercial Officer since January 2023. Mr. Toquet has more than 20 years of sales and management experience with the Company, most recently serving as our Vice President of Sales for Asia Pacific, India and Europe. In particular, Mr. Toquet has spent over 15 years as our Vice President of Sales for Asia Pacific based in Hong Kong, where he led the build-out and management of the sales and support functions in the region spanning China, Japan, Taiwan and Korea. Prior to joining the Company in 2002, Mr. Toquet held several roles in sales, business development, product marketing and business line management at Freehand DSP and Texas Instruments. Mr. Toquet holds a Master of Science in Engineering degree from Institut Supérieur d’Electronique de Paris (ISEP).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002.  Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ.  As of February 23, 2023, there were approximately 432 holders of record, which we believe represents approximately 31,877 beneficial holders.

Equity Compensation Plan Information

Information as of December 31, 2022 regarding options, SARs, RSUs and PSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2023 Proxy Statement for the 2023 annual meeting of stockholders to be held on May 23, 2023 and incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2022.

2023 Annual Meeting of Stockholders

We anticipate that the 2023 annual meeting of our stockholders will be held virtually on May 23, 2023.

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

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22

CEVA, Inc.	100.00	47.87	58.42	98.60	93.70	55.43

NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65

S&P 500	100.00	95.62	125.72	148.85	191.58	156.88

S&P Semiconductors	100.00	93.57	154.61	251.02	359.18	248.88

Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2017, through December 31, 2022, with the cumulative total return on The NASDAQ Global Market (U.S.) Composite Index, the S&P 500 Index, the S&P Semiconductors Select Industry Index (S&P SSII) and the Russell 2000 Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2017), the NASDAQ Global Market (U.S.) Composite Index, the S&P 500 Index, the S&P SSII and the Russell 2000 Index on December 31, 2017, and assumes dividends, if any, are reinvested.

The Russell 2000 Index and the S&P SSII have been added to the performance graph for the fiscal year ended December 31, 2022 and we plan to include them in future filings. The Russell 2000 Index is a widely used broad-based market index that we believe more accurately represents companies of comparable market capitalization. Additionally, we believe that the S&P SSII is a more accurate representation of a published industry index that includes companies engaged in businesses similar to ours. Accordingly, we plan to discontinue the use of the NASDAQ Composite Index and the S&P 500 in future filings.

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, both appearing elsewhere in this annual report.

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and a provider of chip design services. We offer Digital Signal Processors, AI processors, short and long-range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. Our state-of-the-art technology is included in more than 15 billion chips shipped to date for a diverse range of end markets. In 2022, more than 1.7 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our hardware IP products and solutions are licensed to customers who embed them into their SoC designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, Smart-home, surveillance, robotics, industrial, aerospace and defense and medical. Our software IP is licensed primarily to OEMs who embed our software it in their SoC.

Our ultra-low-power hardware IP offerings are deployed in devices for wireless connectivity and smart sensing workloads. Our wireless portfolio includes 5G baseband processing platforms for mobile broadband, cellular IoT and base station RAN, and UWB, Bluetooth and Wi-Fi technologies for a range of connectivity devices. Our smart sensing portfolio includes advanced DSP and AI technologies for cameras, radars, microphones, and other sensors, which enable computer vision, audio, voice, motion sensing and other applications. We also offer processor-agnostic sensor IP for the processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as spatial audio, noise cancellation and voice recognition.

Our Intrinsix chip design business unit enables us to offer our customers SoC design services, which we refer to as co-creation, that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe that having chip design expertise as part of our offerings strengthens our relationships with customers, streamlines IP adoption, generates recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends CEVA’s serviceable market and revenue base.

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

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we are currently experiencing exceptional interest for our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, in 2022, thirty-six of the seventy-six IP licensing and NRE deals concluded were for wireless connectivity.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband, voice processing and Bluetooth connectivity. Our key customer currently has a strong foothold in low- and mid-tier LTE and 5G smartphone markets.

●

We believe our PentaG2 platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

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

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2026 based on ABI Research. In the third quarter of 2022, a customer started shipments of a cellular IoT chip for new high-profile wearable that is enabled by our cellular technology. In 2022, shipments of devices enabled by our Bluetooth, Wi-Fi and cellular IoT Ips increased 12% year-over-year to 1.2 billion units.

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

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing TWS markets of earbuds, smartwatches, Over the Counter (OTC) hearing aids, wireless speakers, PCs and more. Our recently announced BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solution for TWS devices.

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Group, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 600 million units by 2025. This new DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications.

●

Neural networks are increasingly being deployed in a wide range of camera-based devices in order to make these devices “smarter.”  Our newest generation family of AI processors for deep learning at the edge, the NeuPro-M represents new IP licensing and royalty drivers for us in the coming years. Per research from Yole Group, 2.5 billion Edge AI devices will ship annually by 2026, illustrating the huge potential of the market.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 250 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we continue to experience significant growth in shipments and royalty revenues derived from base station and IoT product category (formerly referred to as non-handset products). Unit shipments for this category were up 8% year-over-year for 2022 to almost 1.4 billion units. We expect royalty growth to continue in this product category for the next few years. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

CURRENT TRENDS

We believe that as the continuing digital transformation drives industries to become connected and intelligent, our ubiquitous technology and collaborative business model present a significant and secular growth prospect. We intend to continue to capitalize on the semiconductor momentum with our Edge AI, 5G, Wi-Fi, Bluetooth and other product lines. We believe our key customers are keenly receptive to our products road-map and priorities and willing to expand the scope of engagements with us, and anticipate that we can expand our customer base and revenues in Europe and the U.S., complementing our strong presence today in China and the remainder of the APAC region.

Our licensing, NRE and related revenues business is expected to continue to benefit from multiple growth vectors where we excel, in particular 5G, Wi-Fi 6 & 7, Edge AI and wearables and hearables. In addition, our chip design services offerings and expanded access to the lucrative aerospace and defense markets via our Intrinsix business unit present further compelling opportunities. In royalties, we expect our base station & IoT product category to grow in 2023, with royalties from base station RAN, Bluetooth, Wi-Fi and sensor fusion being the main drivers. We expect our handset baseband royalties to decline in 2023, mainly related to the continued phase out of 4G smartphone royalties derived from a Tier 1 OEM that replaced our customer with Qualcomm for its 5G smartphones.

While the COVID-19 pandemic is no longer expected to materially affect our operating results, we will continue to be impacted by other global, macroeconomic and industry phenomenon. For example, as of the beginning of 2023, the smartphone and consumer electronics markets have continued to suffer from soft demand and elevated inventories, and the technology sector is undergoing project expense adjustments and other re-alignments. We expect this softness to prolong into the first half of 2023 and as a result anticipate that both our licensing and royalty revenues will be lower sequentially, while picking up the pace in the second half of the year. In addition, the high interest rate environment and concerns related to economic slowdown we experienced in the second half of 2022 may continue throughout the first half of 2023, or longer, and adversely affect our revenues, as may the ongoing supply chain disruption in the semiconductor industry.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

●	revenue recognition;

●	business combinations and valuation of goodwill and other acquired intangible assets;

●	income taxes;

●	equity-based compensation; and

●	credit losses of marketable securities.

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

We generate our revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues and (3) other revenues, which include revenues from NRE services and from support, training and sale of development systems and chips. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs of a variety of consumer electronics products. We also license our technology directly to OEMs, which are considered end users.

We account for our IP license revenues and related services, which provide our customers with rights to use our IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, we recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. We have concluded that our IP license is distinct as the customer can benefit from the license on its own.

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

Revenues from contracts that involve significant customization of our IP to customer-specific specifications are considered as one performance obligation satisfied over-time. Our performance obligation does not create an asset with alternative use, and we have an enforceable right to payment. We recognize revenue on such contracts using cost based input methods, which recognize revenue and gross profit as work is performed based on a ratio between actual costs incurred compared to the total estimated costs for the contract. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and accounts for it as unbilled receivables. When we do not receive actual sales data from the customer prior to the finalization of our financial statements, royalty revenues are recognized based on our estimation of the customer’s sales during the quarter. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

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

Revenues that are derived from NRE chip design services are performance obligations that are recognized over time as the services are rendered. For time-and-materials contracts, the performance obligation is satisfied and revenue is recognized over time as the services are performed. Generally, contracts call for billings on a time-and-materials basis; however, in instances when a fixed-fee contract is signed, revenue is recognized over time, based on an input method of labor costs expended, relative to total expected labor costs to complete the contract.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and other” (ASC 350). ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If an entity elects not to use this option, or if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the entity recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. For each of the three years for the period ended December 31, 2022, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. In 2022, we recorded an impairment charge of $3,556,000 in operating expenses with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. In 2022 we also recorded in cost of revenues an impairment charge of prepaid expenses as follows: (1) an impairment charge of $479,000 relating to an agreement to acquire certain NB-IoT technologies, and (2) an impairment charge of $1,479,000 relating to an agreement to purchase certain assets and services from Immervision. We have not recorded any impairment charge during the years ended December 31, 2021 and 2020.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry-forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2021 and 2022 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 14 to our Consolidated Financial Statements for the year ended December 31, 2022 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  In December 2017, the United States enacted U.S. tax reform. The legislation implements many U.S. domestic and international tax provisions. Some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services, and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Among the U.S. states there are varying degrees of conformity to the federal legislation. As a result, there may be further impact of the legislation on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

We have elected to account for global intangible low-taxed income (GILTI) as a current-period expense when incurred. Legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in future periods, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

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

We use the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the grant date. We estimate the fair value of PSU based on market condition awards on the date of grant using the Monte Carlo simulation model.

Credit Losses of Marketable Securities

Marketable securities consist mainly of corporate bonds. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investments Debt Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that we will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on our consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The determination of credit losses requires significant judgment and actual results may be materially different from our estimates. The amount of credit losses recorded for the years ended December 31, 2022, 2021 and 2020 was immaterial. We determine realized gains or losses on sale of marketable securities using a specific identification method and records such gains or losses as financial income, net.

Recently Adopted Accounting Pronouncement

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). ASU No. 2021-08 is effective for fiscal year beginning after December 15, 2022, and interim periods therein for public business entities, with early adoption permitted. We early adopted the new guidance effective January 1, 2022. The adoption of this standard did not have a significant impact on our consolidated financial statements

Recently Issued Accounting Pronouncement

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard is not expected to result in a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income (loss) as percentages of our total revenues for the periods indicated:

	2020	2021	2022
Consolidated Statements of Income (Loss) Data:
Revenues:
Licensing, NRE and related revenue	52.3%	59.4%	66.3%
Royalties	47.7%	40.6%	33.7%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	10.7%	13.7%	20.1%
Gross profit	89.3%	86.3%	79.9%
Operating expenses:
Research and development, net	61.8%	59.1%	58.3%
Sales and marketing	11.9%	10.5%	9.6%
General and administrative	14.1%	11.7%	11.4%
Amortization of intangible assets	2.3%	2.2%	2.0%
Impairment of assets	—	—	2.6%
Total operating expenses	90.1%	83.5%	83.9%
Operating income (loss)	(0.8)%	2.8%	(4.0)%
Financial income, net	3.3%	0.2%	2.1%
Remeasurement of marketable equity securities	—	1.6%	(1.9)%
Income (loss) before taxes on income	2.5%	4.6%	(3.8)%
Taxes on income	4.9%	4.3%	13.4%
Net income (loss)	(2.4)%	0.3%	(17.2)%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income (loss) for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2020	2021	2022
Total revenues (in millions)	$100.3	$122.7	$134.6
Change year-on-year	—	22.3%	9.7%

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC represented 14%, 21% and 14% of our total revenues for 2022, 2021 and 2020, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis.  With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2022, and collectively represented 46% of our total royalty revenues for 2022. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. Four royalty paying customers each represented 10% or more of our total royalty revenues for 2020, and collectively represented 72% of our total royalty revenues for 2020. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth the products and services as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2020	2021	2022

Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	78%	73%	71%
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	22%	27%	29%

We expect to continue to generate a significant portion of our revenues for 2022 from the above products and services.

As of the beginning of 2023, the smartphone and consumer electronics markets have continued to suffer from soft demand and elevated inventories. Also, the technology sector is undergoing project expense adjustments and other re-alignments. We expect this softness to prolong into the first half of 2023 and as a result anticipate that both our licensing and royalty revenues will be lower sequentially, while picking up the pace in the second half of the year.

Licensing, NRE and related revenue

	2020	2021	2022
Licensing, NRE and related revenue (in millions)	$52.5	$72.8	$89.3
Change year-on-year	—	38.7%	22.6%

Total 2022 licensing, NRE and related revenue reached a new record high. In 2022, we experienced growth for our WiFi IP as an emerging technology, as well as revenues from Intrinsix NRE related services (which were not incurred for the first five months of 2021, as the acquisition of Intrinsix was consummated on May 31, 2021), partially offset by lower licensing revenues from our Bluetooth IP. The increase in licensing, NRE and related revenues from 2020 to 2021 principally reflected the contribution of the acquisition of Intrinsix on May 31, 2021, to our revenues, and from diversification of technologies, markets, new and recurring customers and overall sales execution.

We signed 76 new licensing and NRE agreements, up from 73 last year. Our customer pipeline at the end of the year was healthy overall, but our outlook is cautious. We believe our key customers are keenly receptive to our products road map and priorities and willing to expand the scope of engagements with us.

Licensing, NRE and related revenue accounted for 66.3% of our total revenues for 2022, compared with 59.4% and 52.3% of our total revenues for 2021 and 2020, respectively.

Royalty Revenues

	2020	2021	2022
Royalty revenues (in millions)	$47.8	$49.9	$45.4
Change year-on-year	—	4.3%	(9.0)%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Our royalty revenues represent what our customers shipped during any quarter, or our best estimates for such shipments. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Royalty revenue was down in 2022 as compared to 2021 reflecting broad macro/consumer weakness and elevated inventory levels, especially in the second half of 2022. The largest decline was in our handset baseband royalties, which were down 24% year-over-year, primarily due (1) the continued ramp down by a customer of ours who was replaced by a competitor for 5G chips at a large U.S.-based handset OEM, (2) a $3.3 million royalty audit finding in 2021 partially offset by smaller findings in 2022, and (3) to a lesser extent, the impact of the global slowdown on smartphone sales in emerging markets, a stronghold for our China-based customers. In the base station and IoT category, despite the weak global consumer demand in the second half of the year, we still managed to achieve record royalty revenues generated by a record 1.4 billion devices. Bluetooth royalties grew 11% year-over-year, generated from a record 1 billion unit shipments. Base station RAN royalties also grew, up 14% year-over-year, while lower shipments and royalties from PCs, robot vacuum cleaners, cameras and other consumer related technologies affected many of our customers.

Our 2021 royalty revenue reached to a new record high. The main growth driver was attributed to our base station and IoT product categories, which increased 28% in revenue compared to 2020, reaching a new high of $28.6 million, up from $22.3 million in 2020. Our technologies are being deployed in wearables, PCs, smart TVs, robot vacuum cleaners, surveillance cameras and in plenty of other IoT devices are key drivers for that growth. On 5G RAN, a key customer of ours released for field testing new 5G RAN products enabled by our latest and most advanced DSP, the XC16. The increase in royalty revenues partially offset by lower handset baseband based royalties, as a large US based handset OEM moved to 5G, for which it uses chips from a competitor.

Total shipments in 2022 increased 3% year-over-year to 1.70 billion units, up from 1.65 billion in 2021. Total shipment volume in 2020 was 1.3 billion.

The five largest royalty-paying customers accounted for 65% of our total royalty revenues for 2022, compared to 68% of our total royalty revenues for 2021 and 76% of our total royalty revenues for 2020.

Geographic Revenue Analysis

	2020		2021		2022

	(in millions, except percentages)
United States	$20.8	20.8%	$26.7	21.8%	$28.1	20.9%
Europe, Middle East (EME)	$12.0	11.9%	$6.9	5.6%	$10.0	7.5%
Asia Pacific (APAC) (1)	$67.5	67.3%	$89.1	72.6%	$96.5	71.6%

(1) China	$51.7	51.6%	$67.5	55.0%	$75.7	56.2%

A majority of our revenues during the past three years have originated in the APAC region, with China representing the largest revenue share of countries in the APAC region. The increase in revenues in absolute dollars in APAC from 2021 to 2022 was partially attributed to the introduction of WiFi 6 standard as a key technology add-on to many consumer related devices, replacing or in many cases on top of Bluetooth technologies. The increase in revenues in absolute dollars and percentage terms in APAC from 2020 to 2021 was due to strong execution in licensing of our wireless platforms for Bluetooth, Wi-Fi and 5G. Bluetooth royalties from customers in China also showed strong growth year over year.

The increase in revenues in absolute dollars in the United States from 2021 to 2022 was mainly attributed to higher NRE chip design business, contributing for a full year, as compared to only 5 months in 2021, and more sensor fusion empowered chip sales, offset by less Intel based royalties post their divestment from the modem business. The increase in revenues in absolute dollars and percentage terms in the United States from 2020 to 2021 reflected NRE revenues following the acquisition of Intrinsix, coupled with good licensing execution for our Wi-Fi platforms.

The increase in revenues in absolute dollars and percentage in the EME region from 2021 to 2022 primarily reflected 5G base station technology license from an existing EME customer. The decrease in revenues in absolute dollars and percentage in the EME region from 2020 to 2021 primarily reflected lower royalties from one customer that moved its billing process from EME to the United States and an overall weaker licensing environment during the year.

Cost of Revenues

	2020	2021	2022
Cost of revenues (in millions)	$10.7	$16.8	$27.1
Change year-on-year	—	56.5%	60.8%

Cost of revenues accounted for 20.1% of our total revenues for 2022, compared to 13.7% of our total revenues for 2021 and 10.7% of our total revenues for 2020. The absolute dollar and percentage increases in cost of revenues for 2022 as compared to 2021 principally reflected impairment charges of prepaid assets with respect to (1) Immervision-related assets and services and (2) certain non-performing assets related to NB-IoT technology, as well as higher service costs and customization work for our customers, mainly due to the inclusion of salary and related NRE costs and EDA tools associated with the Intrinsix in 2022, which costs were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021. The absolute dollar increases in cost of revenues for 2021 as compared to 2020 principally reflected higher service costs for our customers, mainly due to incorporating for the first time, salary and related NRE costs associated with the Intrinsix business.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the IIA), amortization of acquired assets and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2022, 2021 and 2020 were $1,461,000, $818,000, and $639,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018, to a strategic investment in Immervision in the third quarter of 2019, and to certain intangible assets associated with the Intrinsix acquisition in the second quarter of 2021. Our amortization charges were $2.0 million, $1.6 million and $0.7 million for 2022, 2021 and 2020, respectively. In 2022 we recorded impairment charges of $2.0 relating to discontinued Immervision technology and non-performing assets of certain NB-IoT technology.

Operating Expenses

	2020	2021	2022
	(in millions)
Research and development, net	$62.0	$72.5	$78.5
Sales and marketing	$11.9	$12.9	$12.9
General and administration	$14.1	$14.3	$15.3
Amortization of intangible assets	$2.3	$2.7	$2.7
Impairment of assets	$—	$—	$3.6

Total operating expenses	$90.3	$102.4	$113.0
Change year-on-year	—	13.3%	10.4%

The increase in total operating expenses for 2022 as compared to 2021 principally reflected (1) an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line, (2) higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees in 2022, and higher EDA tools costs related to the Intrinsix business (costs related to the Intrinsix business were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021), and (3) higher outsourcing personal and services costs, partially offset with higher research grants received, mainly from the IIA. The increase in total operating expenses for 2021 as compared to 2020 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; and (ii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) higher professional services cost associated with the Intrinsix transaction, and (3) higher facilities expenses, partially offset by lower allowance for credit losses.

Research and Development Expenses, Net

	2020	2021	2022
Research and development expenses, net (in millions)	$62.0	$72.5	$78.5
Change year-on-year	—	16.9%	8.3%

The net increase in research and development expenses for 2022 as compared to 2021 principally reflected higher salary and employee-related costs, mainly due to the inclusion of salary and related costs associated with Intrinsix employees in 2022, and higher CAD tools costs related to the Intrinsix business (costs related to the Intrinsix business were not incurred for the first five months of 2021 as the acquisition of Intrinsix was consummated in May 2021), as well as higher outsourcing personal and services costs and higher non-cash equity-based compensation expenses, partially offset by higher research grants received, mainly from the IIA. The net increase in research and development expenses for 2021 as compared to 2020 principally reflected (1) higher salary and employee-related costs, which mainly include: (i) a higher number of research and development personnel, including first time salary and related costs associated with the Intrinsix employees; (ii) Holdback Merger Consideration costs for the Intrinsix executives; and (iii) higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, (2) lower Crédit Impôt Recherche (CIR) received from the French tax authorities, and (3) higher facilities expenses. The average number of research and development personnel in 2022 was 325, compared to 310 in 2021 and 298 in 2020. The number of research and development personnel was 328 at December 31, 2022 as compared to 311 in 2021 and 304 in 2020.

We anticipate that our research and development expenses cost will continue to increase in 2023 but to a lesser extent compared to past years, mainly as we continue to support new customers and with disciplined investments in new technology solutions, which contribute to the licensing revenues and further down the road to royalty revenues.

Research and development expenses, net of related government grants and French research tax benefits applicable to CIR, were 58.3% of our total revenues for 2022, as compared with 59.1% for 2021 and 61.8% for 2020. We recorded research grants under funding programs of $4,850,000 in 2022, compared with $3,595,000 in 2021 and $2,844,000 in 2020. We recorded UK tax credits and CIR benefits of $2,316,000, $2,547,000 and $3,485,000 for 2022, 2021 and 2020, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2022, 2021 and 2020 were $8,540,000, $7,287,000 and $6,874,000, respectively. Research and development expenses are net of related government research grants, UK tax credits and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2020	2021	2022
Sales and marketing expenses (in millions)	$11.9	$12.9	$12.9
Change year-on-year	—	8.0%	0.3%

The increase in sales and marketing expenses for 2021 as compared to 2020 principally reflected higher salary and employee related costs, mainly associated with the Intrinsix employees, and higher commission expenses, partially offset by lower non-cash equity-based compensation expenses.

Sales and marketing expenses as a percentage of our total revenues were 9.6% for 2022, as compared with 10.5% for 2021 and 11.9% for 2020. The total number of sales and marketing personnel was 36 in 2022, as compared with 36 in 2021 and 35 in 2020. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2022, 2021 and 2020 were $1,550,000, $1,626,000 and $2,038,000, respectively.

General and Administrative Expenses

	2020	2021	2022
General and administrative expenses (in millions)	$14.1	$14.3	$15.3
Change year-on-year	—	1.3%	7.2%

The increase in general and administrative expenses for 2022 as compared to 2021 principally reflected higher salaries and related costs, partially offset with lower professional services cost mainly associated with the Intrinsix transaction. The slight increase in general and administrative expenses for 2021 as compared to 2020 principally reflected higher professional services cost associated with the Intrinsix transaction and higher salaries and employee related costs, partially offset by lower allowance for credit losses and lower non-cash equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 11.4% for 2022, as compared with 11.7% for 2021 and 14.1% for 2020. The total number of general and administrative personnel was 46 in 2022, as compared with 50 in 2021 and 34 in 2020. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities, allowance for credit losses and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2022, 2021 and 2020 were $2,954,000, $3,324,000 and $4,085,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $2.7 million, $2.7 million and $2.3 million for 2022, 2021 and 2020 respectively. The amortization charges in 2022 and 2021 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business, (2) the strategic investment in Immervision, and (3) the acquisition of Intrinsix in 2021. The amortization charges in 2020 were incurred in connection with the amortization of intangible assets associated with (1) the acquisition of the Hillcrest Labs business and (2) the strategic investment in Immervision. As of December 31, 2022, the net amount of intangible assets associated with the acquisitions was $4.6 million.

Impairment of Assets

In 2022, we recorded an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line.

Financial Income, net

	2020	2021	2022
	(in millions)
Financial income, net	$3.28	$0.20	$2.81
of which:
Interest income and gains and losses from marketable securities, net	$2.84	$1.47	$2.74
Foreign exchange gain (loss)	$0.44	$(1.27)	$0.07

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, for 2022 as compared to 2021 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held. The decrease in interest income and gains and losses from marketable securities, net, for 2021 as compared to 2020 mainly reflected lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.07 million, a foreign exchange loss of $1.27 million (due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro) and a foreign exchange gain of 0.44 million for 2022, 2021 and 2020, respectively.

Remeasurement of marketable equity securities

We recorded a loss of $2.5 million in 2022 and a gain of $2.0 million in 2021 related to remeasurement of marketable equity securities, which we hold at cost. During the year ended December 31, 2020, no impairment loss was identified. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, including the effects of COVID-19, could result in a significant change in the value of our investments.

Provision for Income Taxes

During the years 2022, 2021 and 2020, we recorded tax expenses of $18.1 million, $5.3 million and $4.9 million, respectively.

The increase in provision for income taxes in 2022 as compared to 2021 principally reflected the impact of a charge to record a valuation allowance in 2022 due to a change in the estimation for taxable income for future years of our Israeli operations (as further described below), offset with a reduced tax rate of 10% applied to specific revenues in our French subsidiary in 2022 (under the French IP Box regime, as compared to a corporate tax rate of 26.5% in 2021).

In 2022, based on the weight of available positive and negative evidence, we recorded a valuation allowance for certain deferred tax assets (including withholding tax assets) of our Israeli subsidiary due to uncertainty regarding its future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results. Accordingly, we recorded a charge of $15.6 million in 2022 as a reserve against our deferred tax assets.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France, as well as in the U.S. due to GILTI and the requirement to capitalize R&D expenditures under IRC Section 174 over 5 years if sourced from the U.S. and over 15 years if sourced internationally. Although our Israeli and Irish subsidiaries, and, from 2022 onward, our French subsidiary, are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

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

In 2017, the French government passed a series of tax reforms allowing for a phased reduction in the corporate tax rate. In accordance with the tax reforms, our French subsidiary qualified in 2018 for a corporate tax rate of 28% for taxable profit up to €500,000 (approximately $533,745) and the standard rate of 33.33% for taxable profit above €500,000 (approximately $533,745). In 2019, the standard corporate income tax rate was reduced to 31%, with the first €500,000 (approximately $533,745) of taxable profit still being subject to the reduced 28% rate. In 2020, a corporate income tax rate of 28% has become the new standard rate for all taxable profits. In 2021, the corporate income tax rate was reduced to 26.5%. In 2022, the standard corporate income tax rate was further reduced to 25%.

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

For more information about our provision for income taxes, see Note 14 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had approximately $21.3 million in cash and cash equivalents, $6.1 million in short term bank deposits, $112.1 million in marketable securities, and $8.2 million in long term bank deposits, totaling $147.7 million, as compared to $154.9 million at December 31, 2021. The decrease in 2022 as compared to 2021 principally reflected unrealized investment loss on marketable securities of approximately $6.3 million, funds used to repurchase 218,809 shares of common stock for an aggregate consideration of approximately $6.8 million, and purchase of property and equipment of approximately $3.5 million partially offset by cash proceeds from exercise of stock-based awards of approximately $3.5 million and net cash provided by operating.

Out of total cash, cash equivalents, bank deposits and marketable securities of $147.7 million at year end 2022, $141.1 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated. Moving off-shore cash to our U.S. entity would result in significant additional tax expenses.

During 2022, we invested $63.9 million of cash in bank deposits and marketable securities with maturities up to 45 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $52.3 million. During 2021, we invested $40.7 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $56.1 million. During 2020, we invested $99.9 million of cash in bank deposits and marketable securities with maturities up to 56 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $87.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income (loss). The amount of credit losses recorded for the twelve months ended December 31, 2022, 2021, and 2020, was immaterial. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2022.

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

Operating Activities

Cash provided by operating activities in 2022 was $6.9 million and consisted of a net loss of $23.2 million, adjustments for non-cash items of $28.2 million, and changes in operating assets and liabilities of $1.9 million. Adjustments for non-cash items primarily consisted of $7.6 million of depreciation and amortization of intangible assets, $14.5 million of equity-based compensation expenses, $2.5 million of remeasurement of marketable equity securities, and $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in deferred taxes, net of $7.8 million (primarily reflect the impact of a charge to record a valuation allowance in 2022), an increase in trade payable of $0.5 million, an increase in accrued payroll and related benefits of $1.0 million, and an increase in accrued expenses and other payables, including income taxes payable, of $2.5 million, partially offset by an increase of trade receivables of $3.8 million, an increase of prepaid expenses and other assets of $1.1 million, and a decrease in deferred revenues of $5.5 million.

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

Investing Activities

Net cash used in investing activities in 2022 was $15.1 million, as compared to net cash used in investing activities of $16.7 million in 2021 and net cash used in investing activities of $15.2 million in 2020. We had a cash outflow of $49.9 million with respect to investments in marketable securities and a cash inflow of $21.4 million with respect to maturity, and sale, of marketable securities during 2022. Included in the cash inflow during 2022 was net proceeds of $16.9 million from bank deposits. We had a cash outflow of $39.2 million with respect to investments in marketable securities and a cash inflow of $36.1 million with respect to maturity, and sale, of marketable securities during 2021. Included in the cash inflow during 2021 was net proceeds of $18.5 million from bank deposits. We had a cash outflow of $56.0 million with respect to investments in marketable securities and a cash inflow of $32.2 million with respect to maturity, and sale, of marketable securities during 2020. Included in the cash inflow during 2020 was net proceeds of $11.5 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $3.5 million in 2022, $2.2 million in 2021 and $2.9 million in 2020. We had a cash outflow, net of cash acquired, of $29.9 million in 2021 for the acquisition of Intrinsix.

Financing Activities

Net cash used in financing activities in 2022 was $3.3 million, as compared to net cash provided by financing activities of $3.2 million in 2021 and net cash used in financing activities of $2.1 million in 2020.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. In 2022, we repurchased 218,809 shares of common stock pursuant to our share repurchase program at an average purchase price of $31.01 per share, for an aggregate purchase price of $6.8 million. In 2021, we did not repurchase any shares of common stock. In 2020, we repurchased 202,392 shares of common stock at an average purchase price of $23.62 per share for an aggregate purchase price of $4.8 million. As of December 31, 2022, we had 278,799 shares available for repurchase.

In 2022, 2021 and 2020, we received $3.5 million, $3.2 million and $2.9 million, respectively, from the exercise of stock-based awards. In 2020 had a cash outflow of $0.2 million for the acquisition of the Hillcrest Labs business.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2022:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations – Leasehold properties	1,536	592	841	103
Purchase Obligations – design tools	15,788	6,681	9,107	—
Other purchase Obligations	664	571	93	—
Total	17,988	7,844	10,041	103

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

At December 31, 2022, our income tax payable, net of withholding tax credits, included $1,633,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2022, the amount of accrued severance pay was $9,064,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $589,000 is unfunded.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.07 million, a foreign exchange loss of $1.27 million and a foreign exchange gain of $0.44 million for 2022, 2021 and 2020, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2022, 2021 and 2020, we recorded accumulated other comprehensive loss of $162,000, accumulated other comprehensive gain of $55,000 and accumulated other comprehensive loss of $49,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2022, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $107,000, which will be recorded in the consolidated statements of income during the following six months. We recognized a net loss of 1.29 million, a net gain of 0.17 million and a net gain of $0.69 million for 2022, 2021 and 2020, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of December 31, 2022, the unrealized losses associated with our investments were approximately $6.8 million due to the dramatic changes in the interest rate environment that took place in 2022. As we hold such bonds with unrealized losses to recovery, no credit loss was recognized during 2022. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.74 million in 2022, $1.47 million in 2021 and $2.84 million in 2020. The increase in interest income and gains and losses from marketable securities, net, for 2022 as compared to 2021 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held. The decrease in interest income and gains and losses from marketable securities, net, for 2021 as compared to 2020 mainly reflected lower yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of CEVA, Inc.’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that CEVA, Inc.’s internal control over financial reporting was effective as of December 31, 2022.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2023 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2023 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020.

●	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

●	Notes to the Consolidated Financial Statements.

●	2. Financial Statement Schedules:

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

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

2.1	Agreement and Plan of Merger, dated May 9, 2021, by and among the Registrant, Northstar Merger Sub, Inc. Intrinsix Corp., and Shareholder Representative Services LLC	8-K	000-49842	2.1	May 9, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10	000-49842	3.1	June 3, 2002
3.2	Certificate of Ownership and Merger (merging CEVA, Inc. into ParthusCeva, Inc.)	8-K	000-49842	3.1	December 8, 2003
3.3	Amended and Restated Bylaws of the Registrant	8-K	000-49842	3.1	October 31, 2019
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-49842	3.1	July 22, 2005

3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-K	000-49842	3.5	February 28, 2020
4.1	Specimen of Common Stock Certificate	S-1	333-97353	4.1	July 30, 2002
4.2	Description of Securities	10-K	000-49842	4.2	February 28, 2020
10.1†	CEVA, Inc. 2003 Director Stock Option Plan	10-K	000-49842	10.8	March 15, 2012
10.2†	CEVA, Inc. Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	000-49842	4.6	August 10, 2020
10.3	Form of Indemnification Agreement	10	000-49842	10.13	June 3, 2002
10.4†	Employment Agreement between the Registrant and Amir Panush dated as of November 7, 2022	8-K	000-49842	10.3	November 9, 2022
10.5†	Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002	10-K	000-49842	10.16	March 28, 2003
10.6†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Gideon Wertheizer dated as of November 1, 2002	8-K	000-49842	10.2	February 18, 2021
10.7†	Separation and Release Agreement between the Registrant and Gideon Wertheizer dated as of November 7, 2022	8-K	000-49842	10.1	November 9, 2022
10.8†	Consulting Agreement between the Registrant and Gideon Wertheizer dated as of November 7, 2022	8-K	000-49842	10.2	November 9, 2022
10.9†	Employment Agreement between the Registrant and Issachar Ohana dated as of November 1, 2002	10-K	000-49842	10.18	March 28, 2003
10.10†	Separation and Release Agreement between the Registrant and Issachar Ohana dated as of December 7, 2022	8-K	000-49842	10.1	December 12, 2022
10.11†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	10-Q	000-49842	10.1	November 9, 2005
10.12†	Amendment, dated November 6, 2013, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.1	November 8, 2013
10.13†	Second Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.3	February 18, 2021

10.14†	Third Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.5	November 9, 2022
10.15†	Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.1	April 9, 2019
10.16†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.4	February 18, 2021
10.17†	Second Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Michael dated as of April 4, 2019	8-K	000-49842	10.4	November 9, 2022
10.18†	Form of Nonstatutory Stock Option Agreement under the CEVA, Inc. 2003 Director Stock Option Plan	10-Q	000-49842	10.26	August 9, 2006
10.19†	Amendment, dated July 22, 2003, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002	10-Q	000-49842	10.27	November 9, 2007
10.20†	Amendment, effective as of November 1, 2007, to the Employment Agreement by and between Issachar Ohana and CEVA, Inc., dated November 1, 2002 and as amended on July 22, 2003	8-K	000-49842	99.1	November 7, 2007
10.21†	Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.3	December 12, 2022
10.22†	Addendum, dated December 7, 2022, to the Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.2	December 12, 2022
10.23†	CEVA, Inc. Amended and Restated 2011 Stock Incentive Plan	10-Q	000-49842	10.1	August 9, 2022
10.24†	Form of Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.26	March 11, 2016
10.25†	Form of Israeli Stock Appreciation Right Agreement under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.27	March 11, 2016
10.26†	Form of Israeli Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.28	March 11, 2016
10.27†	Form of Restricted Stock Unit Agreement for employees under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.29	March 11, 2016

10.28†	Form of Restricted Stock Unit Agreement for non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.30	March 11, 2016
10.29†	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.31	March 11, 2016
10.30†	Israeli Sub-plan under the CEVA, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.32	March 11, 2016
10.31#†	2022 Incentive Plan for Issachar Ohana, EVP Worldwide Sales, effective as of January 1, 2022	8-K	000-49842	10.1	February 18, 2022
10.32#†	2023 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer, effective as of January 1, 2023	8-K	000-49842	10.1	February 21, 2023
10.33#†	2022 Executive Bonus Plan for Gideon Wertheizer, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2022	8-K	000-49842	N/A	February 18, 2022
10.34#†	2023 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2023	8-K	000-49842	N/A	February 21, 2023
10.35#†	Form of Short-Term Executive PSUs for Israeli Executive Officers	8-K	000-49842	10.2	February 24, 2020
10.36#†	Form of Short-Term Executive PSUs for U.S.-based Executive Officers	8-K	000-49842	10.3	February 24, 2020
10.37†	Form of Long-Term Executive PSUs for Israeli Executive Officers.	8-K	000-49842	10.4	February 24, 2020
10.38†	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.	8-K	000-49842	10.5	February 24, 2020
10.39†	2019 PSU Award for Gideon Wertheizer	8-K	000-49842	N/A	May 9, 2019
10.40†	2023 Inducement Award for Amir Panush					X
21.1	List of Subsidiaries					X
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global					X
24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Confidential portions of this document have been redacted as permitted by applicable regulations.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

CEVA, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEVA, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Among the procedures we performed to test the identification and determination of distinct performance obligations, for a sample of contracts, we read the executed contract to understand and evaluated management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

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

March 1, 2023

CEVA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CEVA, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CEVA, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CEVA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel Aviv, Israel
March 1, 2023

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$33,153	$21,285
Short-term bank deposits	31,410	6,114
Marketable securities	90,298	112,080
Trade receivables (net of allowance for credit losses of $288 and $313 at December 31, 2021 and December 31, 2022, respectively)	27,449	31,250
Prepaid expenses and other current assets	6,670	6,896
Total current assets	188,980	177,625
Long-term assets:
Bank deposits	—	8,205
Severance pay fund	10,175	8,475
Deferred tax assets, net	15,850	8,599
Property and equipment, net	6,765	7,099
Operating lease right-of-use assets	8,827	10,283
Goodwill	74,777	74,777
Intangible assets, net	14,607	6,680
Investments in marketable equity securities	2,919	408
Other long-term assets	5,759	6,291
Total long-term assets	139,679	130,817
Total assets	$328,659	$308,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,464	$1,995
Deferred revenues	8,661	3,168
Accrued expenses and other payables	4,030	6,660
Accrued payroll and related benefits	18,011	18,473
Operating lease liabilities	3,274	2,982
Total current liabilities	35,440	33,278
Long-term liabilities:
Accrued severance pay	10,551	9,064
Operating lease liabilities	5,130	6,703
Other accrued liabilities	806	526
Total long-term liabilities	16,487	16,293

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at December 31, 2021 and 2022; 22,984,552 and 23,215,439 shares outstanding at December 31, 2021 and 2022, respectively	23	23
Additional paid in-capital	235,386	242,841
Treasury stock at cost (610,608 and 379,721 shares of common stock at December 31, 2021 and 2022, respectively)	(13,790)	(9,904)
Accumulated other comprehensive loss	(372)	(6,249)
Retained earnings	55,485	32,160
Total stockholders’ equity	276,732	258,871
Total liabilities and stockholders’ equity	$328,659	$308,442

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2021	2022
Revenues:
Licensing, NRE and related revenues	$52,513	$72,827	$89,259
Royalties	47,813	49,879	45,389
Total revenues	100,326	122,706	134,648
Cost of revenues	10,749	16,827	27,052
Gross profit	89,577	105,879	107,596
Operating expenses:
Research and development, net	62,010	72,504	78,501
Sales and marketing	11,907	12,861	12,902
General and administrative	14,116	14,296	15,322
Amortization of intangible assets	2,307	2,710	2,724
Impairment of assets	—	—	3,556
Total operating expenses	90,340	102,371	113,005
Operating income (loss)	(763)	3,508	(5,409)
Financial income, net	3,284	197	2,812
Remeasurement of marketable equity securities	—	1,983	(2,511)
Income (loss) before taxes on income	2,521	5,688	(5,108)
Taxes on income	4,900	5,292	18,075
Net income (loss)	$(2,379)	$396	$(23,183)

Basic net income (loss) per share	$(0.11)	$0.02	$(1.00)
Diluted net income (loss) per share	$(0.11)	$0.02	$(1.00)
Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,107	22,819	23,172
Diluted	22,107	23,251	23,172

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2021	2022

Net income (loss):	$(2,379)	$396	$(23,183)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	548	(1,150)	(6,323)
Reclassification adjustments included in net income (loss)	6	(13)	55
Net change	554	(1,163)	(6,268)
Cash flow hedges:
Changes in unrealized gains (losses)	632	228	(1,461)
Reclassification adjustments included in net income (loss)	(688)	(165)	1,292
Net change	(56)	63	(169)
Other comprehensive income (loss) before tax	498	(1,100)	(6,437)
Income tax expense (benefit) related to components of other comprehensive income (loss)	114	(250)	(560)
Other comprehensive income (loss), net of taxes	384	(850)	(5,877)
Comprehensive loss	$(1,995)	$(454)	$(29,060)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock				Accumulated
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)		Retained earnings	Total stockholders’ equity
Balance as of January 1, 2020	21,839,369	$22	$228,005	$(39,390)	$94		$62,426	$251,157
Net loss	—	—	—	—	—		(2,379)	(2,379)
Other comprehensive income	—	—	—	—	384		—	384
Equity-based compensation	—	—	13,636	—	—		—	13,636
Purchase of treasury stock	(202,392)	—	—	(4,780)	—		—	(4,780)
Issuance of treasury stock upon exercise of stock-based awards	623,940	—	(8,469)	14,037	—		(2,697)	2,871
Balance as of December 31, 2020	22,260,917	$22	$233,172	$(30,133)	$478		$57,350	$260,889
Net income	—	—	—	—	—		396	396
Other comprehensive loss	—	—	—	—	(850)		—	(850)
Equity-based compensation	—	—	13,055	—	—		—	13,055
Issuance of treasury stock upon exercise of stock-based awards	723,635	1	(10,841)	16,343	—		(2,261)	3,242
Balance as of December 31, 2021	22,984,552	$23	$235,386	$(13,790)	$(372)		$55,485	$276,732
Net loss	—	—	—	—	—		(23,183)	(23,183)
Other comprehensive loss	—	—	—	—	(5,877)		—	(5,877)
Equity-based compensation	—	—	14,505	—	—		—	14,505
Purchase of treasury stock	(218,809)	—	—	(6,785)	—		—	(6,785)
Issuance of treasury stock upon exercise of stock-based awards	449,696	—	(7,050)	10,671	—		(142)	3,479
Balance as of December 31, 2022	23,215,439	$23	$242,841	$(9,904)	$(6,249	) (*)	$32,160	$258,871

(*) Accumulated unrealized loss from available-for-sale securities, net of taxes of $685					$(6,142)
Accumulated unrealized loss from hedging activities, net of taxes of $1					$(107)
Accumulated other comprehensive loss, net as of December 31, 2022					$(6,249)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net income (loss)	$(2,379)	$396	$(23,183)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,233	3,184	3,190
Amortization of intangible assets	2,588	3,801	4,371
Impairment of intangible assets	—	—	3,556
Equity-based compensation	13,636	13,055	14,505
Realized loss (gain), net on sale of available-for-sale marketable securities	6	(13)	55
Amortization of premiums on available-for-sale marketable securities	444	420	397
Unrealized foreign exchange (gain) loss, net	(591)	1,163	(351)
Remeasurement of marketable equity securities	—	(1,983)	2,511
Changes in operating assets and liabilities:
Trade receivables, net	(2,917)	5,842	(3,749)
Prepaid expenses and other assets	(559)	3,604	(1,126)
Operating lease right-of-use assets	2,014	225	(1,456)
Accrued interest on bank deposits	1,186	(65)	144
Deferred taxes, net	(335)	(6,305)	7,811
Trade payables	186	404	511
Deferred revenues	(1,208)	5,053	(5,493)
Accrued expenses and other payables	133	(1,737)	333
Accrued payroll and related benefits	1,803	(875)	984
Operating lease liability	(2,183)	(232)	1,504
Income taxes payable	143	189	2,127
Accrued severance pay, net	(37)	(322)	283
Net cash provided by operating activities	15,163	25,804	6,924
Cash flows from investing activities:
Acquisition of a business, net of cash acquired (see note 1)	—	(29,891)	—
Purchase of property and equipment	(2,935)	(2,193)	(3,499)
Investment in bank deposits	(43,893)	(1,500)	(14,000)
Proceeds from bank deposits	55,393	19,989	30,885
Investment in available-for-sale marketable securities	(56,011)	(39,192)	(49,873)
Proceeds from maturity of available-for-sale marketable securities	21,956	26,043	18,196
Proceeds from sale of available-for-sale marketable securities	10,272	10,035	3,175
Net cash used in investing activities	(15,218)	(16,709)	(15,116)
Cash flows from financing activities:
Purchase of treasury stock	(4,780)	—	(6,785)
Payment of contingent consideration liability	(204)	—	—
Proceeds from exercise of stock-based awards	2,871	3,242	3,479
Net cash provided by (used in) financing activities	(2,113)	3,242	(3,306)
Effect of exchange rate changes on cash and cash equivalents	508	(327)	(370)
Increase (decrease) in cash and cash equivalents	(1,660)	12,010	(11,868)
Cash and cash equivalents at the beginning of the year	22,803	21,143	33,153
Cash and cash equivalents at the end of the year	$21,143	$33,153	$21,285

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2020	2021	2022
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$4,727	$9,183	$10,193
Non-cash transactions:
Property and equipment purchases incurred but unpaid at the end of the year	$5	$59	$25
Right-of-use assets obtained in the exchange for operating lease liabilities	$6,787	$2,679	$5,009

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

CEVA licenses a family of wireless connectivity and smart sensing technologies and is a provider of chip design services. The Company’s offerings include Digital Signal Processors, AI processors, short and long range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. These technologies are offered in combination with non-recurring engineering (“NRE”) services from CEVA’s Intrinsix Corp. (“Intrinsix”) business, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP-based solutions address the technology requirements of: 5G baseband processing for mobile, broadband, cellular IoT and Radio Access Network (RAN); computer vision for any camera, 4D and LIDAR-enabled device; audio/voice/sound; and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of software and inertial measurement unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-wideband (UWB) are the most broadly licensed connectivity platforms in the industry.

CEVA’s Intrinsix business also expands its market reach to the aerospace and defense markets and allows it to offer co-creation solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s non-recurring engineering (“NRE”) design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

Recently Adopted Accounting Pronouncements:

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). ASU No. 2021-08 is effective for fiscal year beginning after December 15, 2022, and interim periods therein for public business entities, with early adoption permitted. The Company early adopted the new guidance effective January 1, 2022. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The coronavirus disease (“COVID-19”) pandemic has created, and may continue to create significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers and its sales cycles. Further, other global events such as the Russian military action against Ukraine could have an impact on the Company’s business. The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the year ended December 31, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 2.53%, 1.12% and 1.54% during 2020, 2021 and 2022, respectively.

Marketable securities:

Marketable securities consist mainly of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because it is probable that the Company will sell these securities prior to maturity to meet liquidity needs or as part of risk versus reward objectives.

The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as financial income, net.

Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on the Company’s consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the twelve months ended December 31, 2020, 2021 and 2022 was immaterial.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.32%, 1.15% and 3.80% during 2020, 2021 and 2022, respectively.

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
	(the shorter of the expected lease term or useful economic life)

The Company’s long-lived assets are reviewed for impairment in accordance with FASB ASC No. 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset (asset group). If such asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. In determining the fair value of long-lived assets for purposes of measuring impairment, the Company's assumptions include those that market participants would consider in valuations of similar assets.

No impairment was recorded in 2020, 2021 and 2022.

Leases:

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available on the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. In 2022, the Company abandoned one of its offices, and as a result $439 was written off. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. For each of the three years in the period ended December 31, 2022, no impairment of goodwill has been recorded.

Intangible assets, net:

Acquired intangible assets with finite lives are amortized over their estimated useful lives. The Company amortizes intangible assets with finite lives over periods ranging from half a year to seven and a half years, using the straight line method, unless another method is more appropriate.

The Company’s long-lived assets and intangible assets with finite lives are reviewed for impairment in accordance with FASB ASC No. 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset (asset group).  If such asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. In determining the fair value of long-lived assets for purposes of measuring impairment, the Company's assumptions include those that market participants would consider in valuations of similar assets.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company did not record any impairments during the years ended December 31, 2020 and 2021. In 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company decided to cease the development of this product line. In 2022, the Company also recorded in cost of revenues an impairment charge of prepaid expenses as follows: (1) an impairment charge of $479 relating to an agreement to acquire certain NB-IoT technologies, and (2) an impairment charge of $1,479 relating to an agreement to purchase certain assets and services from Immervision.

Investments in marketable equity securities:

The Company holds an equity interest in Cipia Vision Ltd (CPIA.TA) ("Cipia"). For the year ended December 31, 2020, Cipia was a privately held company and the Company's investment in Cipia did not have a readily determinable fair value. As such, for the year ended December 31, 2020, the Company has elected to account for its investment in Cipia using the measurement alternative pursuant to ASC 321 Investments — Equity Securities.

In November 2021, Cipia completed its IPO on the Tel-Aviv Stock Exchange, and as a result, the Company's investment in Cipia was no longer eligible for the measurement alternative. As such, following Cipia's IPO, the Company measured its Cipia investment at fair value with changes in fair value recognized in remeasurement of marketable equity securities. As of December 31, 2022, the investment fair value amounted to $408. The Company recorded a gain of $1,983 and a loss of $2,511 for the years ended December 31, 2021 and 2022, respectively from the remeasurement of the investment.

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

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from NRE services, support, training and sale of development systems and chips, which are included in licensing and related revenue in the accompanying consolidated statements of income (loss).

The Company accounts for its IP license revenues and related services, which provide the Company's customers with rights to use the Company's IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company will recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. The Company has concluded that its IP license is distinct as the customer can benefit from the license on its own.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Revenues from contracts that involve significant customization of the Company’s IP to customer-specific specifications are considered as one performance obligation satisfied over-time. The Company’s performance obligation does not create an asset with alternative use, and the Company has an enforceable right to payment. The Company recognizes revenue on such contracts using cost based input methods, which recognize revenue and gross profit as work is performed based on a ratio between actual costs incurred compared to the total estimated costs for the contract. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

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

Revenues that are derived from NRE chip design services are performance obligations that are recognized over time as the services are rendered. For time-and-materials contracts, the performance obligation is satisfied, and revenue is recognized over time as the services are performed. Generally, contracts call for billings on a time-and-materials basis; however, in instances when a fixed-fee contract is signed, revenue is recognized over time, based on an input method of labor costs expended, relative to total expected labor costs to complete the contract.

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

Cost of revenue:

Cost of revenue includes the costs of products, services and royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA“) (refer to Note 16 for further details). Cost of product revenue includes materials, subcontractors, amortization of acquired assets and the portion of development costs associated with product development arrangements. Cost of service revenue includes salary and related costs for personnel engaged in services, training and customer support, and travel, office expenses and other support costs.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded grants in the amounts of $2,844, $3,595 and $4,850 for the years ended December 31, 2020, 2021 and 2022, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company's French subsidiaries (RivieraWaves SAS and CEVA France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2020, 2021 and 2022, the Company recorded CIR benefits in the amount of $3,287, $2,299 and $2,152, respectively.

The research & development (R&D) tax credit in the UK is designed to encourage innovation and increase spending on R&D activities for companies operating in the UK. This is relevant to the Company’s subsidiary R&D centers in the UK. Generally, the UK R&D tax credit offsets the income tax to be paid and the remaining portion (if any) will be refunded. The R&D tax credit is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the R&D tax credit is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2020, 2021 and 2022, the Company recorded R&D tax credit benefits in the amount of $198, $248 and $164, respectively.

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

Total contributions for the years ended December 31, 2020, 2021 and 2022 were $1,232, $1,155 and $1,034, respectively.

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

Severance pay expenses, net of related income, for the years ended December 31, 2020, 2021 and 2022, were $1,983, $1,943 and $2,706, respectively.

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

The Company use the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the day of grant. The Company estimates the fair value of PSU based on market condition awards on the date of grant using the Monte-Carlo simulation model.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2020			2021			2022

Expected dividend yield		0%			0%			0%
Expected volatility	32%	-	60%	39%	-	60%	38%	-	50%
Risk-free interest rate	0.1%	-	1.9%	0.1%	-	1.7%	0. 5%	-	3.0%
Expected forfeiture		0%			0%			0%
Contractual term of up to	24 months			24 months			24 months

During the years ended December 31, 2020, 2021 and 2022, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2020	2021	2022

Cost of revenue	$639	$818	$1,461
Research and development, net	6,874	7,287	8,540
Sales and marketing	2,038	1,626	1,550
General and administrative	4,085	3,324	2,954
Total equity-based compensation expense	$13,636	$13,055	$14,505

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2022, there was $22,376 of unrecognized compensation expense related to unvested RSUs, PSUs and employee stock purchase plan. This amount is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2022, there was no unrecognized compensation expense related to unvested stock options and SARs.

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

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2022
Allowance for credit losses	$288	$25	$—	$313

Year ended December 31, 2021
Allowance for credit losses	$300	$152	$(164)	$288

Year ended December 31, 2020
Allowance for credit losses	$327	$1,443	$(1,470)	$300

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2021, and 2022, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $4,500 and $12,200, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income (loss) as incurred. Advertising expenses for the years ended December 31, 2020, 2021 and 2022 were $559, $623 and $746, respectively.

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

	Year ended December 31,
	2020	2021	2022
Numerator:
Net income (loss)	$(2,379)	$396	$(23,183)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,107	22,819	23,172
Effect of stock-based awards	—	432	—
Diluted weighted-average common stock outstanding	22,107	23,251	23,172

Basic net income (loss) per share	$(0.11)	$0.02	$(1.00)
Diluted net income (loss) per share	$(0.11)	$0.02	$(1.00)

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 1,132,017 for the years ended December 31, 2020. The weighted-average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income per share, since their effect was anti-dilutive, were 65,073 shares for the year ended December 31, 2021. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 985,277 for the years ended December 31, 2022.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Recently Issued Accounting Pronouncement, Not Yet Adopted by the Company:

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard is not expected to result in a significant impact on the Company’s consolidated financial statements.

NOTE 2: REVENUE RECOGNITION

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	2023	2024	2025
License, NRE and related revenues	$15,531	$739	$559

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Year ended December 31, 2021			Year ended December 31, 2022
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$16,685	$10,033	$26,718	$20,995	$7,100	$28,095
Europe and Middle East	2,938	3,938	6,876	6,864	3,205	10,069
Asia Pacific	53,194	35,908	89,102	61,400	35,084	96,484
Other	10	—	10	—	—	—
Total	$72,827	$49,879	$122,706	$89,259	$45,389	$134,648

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$52,460	$36,960	$89,420	$62,376	$33,891	$96,267
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	20,367	12,919	33,286	26,883	11,498	38,381
Total	$72,827	$49,879	$122,706	$89,259	$45,389	$134,648

Timing of revenue recognition
Products transferred at a point in time	$53,401	$49,879	$103,280	$62,328	$45,389	$107,717
Products and services transferred over time	19,426	—	19,426	26,931	—	26,931
Total	$72,827	$49,879	$122,706	$89,259	$45,389	$134,648

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

	Year ended December 31, 2020
	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,716	$14,097	$20,813
Europe and Middle East	6,176	5,790	11,966
Asia Pacific	39,621	27,926	67,547
Total	$52,513	$47,813	$100,326

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT, and SATA/SAS)	$40,748	$37,917	$78,665
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,765	9,896	21,661
Total	$52,513	$47,813	$100,326

Timing of revenue recognition
Products transferred at a point in time	$40,075	$47,813	$87,888
Products and services transferred over time	12,438	—	12,438
Total	$52,513	$47,813	$100,326

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2022

Trade receivables	$14,644	$12,297
Unbilled receivables (associated with licensing, NRE and related revenue)	1,833	8,695
Unbilled receivables (associated with royalties)	10,972	10,258
Deferred revenues (short-term contract liabilities)	8,661	3,168

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

During the year ended December 31, 2022, the Company recognized $8,351 that was included in deferred revenues (short-term contract liability) balance at January 1, 2022.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2021 and 2022:

	As at December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,552	$—	$(1,330)	$16,222

Available-for-sale - matures after one year through five years:
Corporate bonds	101,355	38	(5,535)	95,858

Total	$118,907	$38	$(6,865)	$112,080

	As at December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$11,937	$39	$(7)	$11,969

Available-for-sale - matures after one year through five years:
Corporate bonds	78,920	227	(818)	78,329

Total	$90,857	$266	$(825)	$90,298

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021 and 2022, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months	12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of December 31, 2022	$58,706	$(1,885)	$48,539	$(4,980)
As of December 31, 2021	$53,412	$(667)	$12,039	$(158)

During the years ended December 31, 2020, 2021 and 2022 the amount of credit losses recorded was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2020	2021	2022

Gross realized gains from sale of available-for-sale marketable securities	$14	$43	$—
Gross realized losses from sale of available-for-sale marketable securities	$(20)	$(30)	$(55)

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

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2022
Weighted average remaining lease term (years)	4.89
Weighted average discount rate	3.20%

Total operating lease cost and cash payments for operating leases were as follows:

	Year ended December 31,
	2021	2022

Operating lease cost	$3,085	$3,288
Cash payments for operating leases	$3,175	$3,211

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Maturities of lease liabilities are as follows:

2023	3,040
2024	2,487
2025	1,877
2026	851
2027 and thereafter	2,121
Total undiscounted cash flows	10,376
Less imputed interest	691
Present value of lease liabilities	$9,685

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

Description	December 31, 2022	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$112,080	—	$112,080	—
Foreign exchange contract	13	—	13	—
Investments in marketable equity securities	408	408	—	—

Liabilities:
Foreign exchange contracts	119	—	119	—

Description	December 31, 2021	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$90,298	—	$90,298	—
Foreign exchange contract	63	—	63	—
Investments in marketable equity securities	2,919	2,919	—	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2021	2022
Cost:
Computers, software and equipment	$23,541	$25,754
Office furniture and equipment	1,069	1,195
Leasehold improvements	4,180	4,656
	28,790	31,605
Less – Accumulated depreciation	(22,025)	(24,506)
Property and equipment, net	$6,765	$7,099

The Company recorded depreciation expenses in the amount of $3,184 and $3,190 for the years ended December 31, 2021 and 2022, respectively. In addition, in 2022, assets no longer in use by the Company of $709 have been written down.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	Year ended December 31,

	2021	2022
Balance as of January 1,	$51,070	$74,777
Acquisition	23,707	—
Balance as of December 31,	$74,777	$74,777

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

(b)	Intangible assets:

		Year ended December 31, 2021				Year ended December 31, 2022
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Impairment (*)	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix business
Customer relationships	5.5	$3,604	$382	$3,222	$3,604	$1,037	$—	$2,567
Customer backlog	1.5	421	164	257	421	421	—	—
Patents	5.0	218	26	192	218	69	—	149
Core technologies	3.0	3,329	647	2,682	3,329	1,757	—	1,572

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	2,130	1,388	3,518	2,998	—	520
Customer backlog	0.5	72	72	—	72	72	—	—
R&D Tools	7.5	2,475	810	1,665	2,475	1,140	—	1,335

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	7,063	2,679	4,384	7,063	3,507	3,556	—

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (**)	7.0	1,961	1,144	817	1,961	1,424	—	537

Total intangible assets		$22,661	$8,054	$14,607	$22,661	$12,425	$3,556	$6,680

(*) During 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company has decided to cease the development of this product line.

(**) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 have not been received and have been written off during 2022. Of the $2,200, $210 has not resulted in cash outflows as of December 31, 2022. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

2023	2,611
2024	1,909
2025	1,189
2026	956
2027	15
$6,680

The Company recorded amortization expense in the amount of $3,801 and $4,371 for the years ended December 31, 2021 and 2022, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2021	2022

Engineering accruals	$719	$779
Professional fees	782	874
Government grants	795	918
Income taxes payable, net	420	2,547
Other	1,314	1,542
Total	$4,030	$6,660

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020.

As of December 31, 2022, 278,799 shares of common stock remained authorized for repurchase under the Company’s share repurchase program.

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

A summary of the Company’s stock option and SARs activities and related information for the year ended December 31, 2022, is as follows:

	Number of options and SAR units (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	126,000	$20.06	2.6	$2,921
Granted	—	—
Exercised	(19,000)	18.79
Forfeited or expired	(1,000)	24.86
Outstanding at the end of the year (2)	106,000	$20.24	2.0	$609
Exercisable at the end of the year (2)	106,000	$20.24	2.0	$609

(1)	The SAR units are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)

Represent options granted to non-employee directors of the Company only. As of December 31, 2022, there were no outstanding or exercisable SAR units left and no outstanding or exercisable options granted to employees left.

In 2020, 2021 and 2022, the Company did not grant options and/or SARs.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2020, 2021 and 2022 was $6,876, $7,177 and $273, respectively.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

On February 14, 2022, the Committee granted 9,935, 5,961, 7,451 and 5,961 time-based RSUs, effective as of February 17, 2022, to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to the 2011 Plan. The RSU grants vest 33.4% on February 17, 2023, 33.3% on February 17, 2024 and 33.3% on February 17, 2025.

Also on February 14, 2022, the Committee granted 14,903, 3,974, 4,969 and 3,974 PSUs, effective as of February 17, 2022, to each of the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer, respectively, pursuant to 2011 Plan (collectively, the “2022 Short-Term Executive PSUs”). The performance goals for the 2022 Short-Term Executive PSUs with specified weighting are as follows:

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

In 2022, the Company achieved 98% of the 2022 License Revenue Target and a negative total shareholder return whereby the return on the Company’s stock for 2022 was lesser than the S&P500 index, so based on the PSU award conditions, the Company’s CEO, Executive Vice President, Worldwide Sales, Chief Financial Officer and Chief Operating Officer received 7,269, 1,938, 2,423 and 1,938 PSUs, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The 2022 Short-Term Executive PSUs vest 33.4% on February 17, 2023, 33.3% on February 17, 2024, and 33.3% on February 17, 2025.

On November 9, 2022, the Company reported that Gideon Wertheizer had announced his intention to retire from his position as the Company’s CEO and an employee of the Company, effective as of January 1, 2023. In connection with his retirement, the Board determined to accelerate in full the vesting of Mr. Wertheizer’s 34,887 unvested RSUs.

On December 7, 2022, Issachar Ohana, the Executive Vice President, Worldwide Sales, and the Board reached an understanding regarding Mr. Ohana’s separation from the Company, effective as of December 31, 2022. In connection with his departure, the Board determined to accelerate in full the vesting of Mr. Ohana’s 16,114 unvested RSUs.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2022, is as follows:

	Number of RSUs and PSUs	Weighted average grant-date fair value
Unvested as at the beginning of the year	688,073	$41.18
Granted	628,611	34.52
Vested	(330,211)	37.61
Forfeited	(107,196)	43.72
Unvested at the end of the year	879,277	$37.57

Stock Plans

As of December 31, 2022, the Company maintains the Company’s 2003 Director Stock Option Plan (the “Director Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the Director Plan, the “Stock Plans”).

As of December 31, 2022, options, SARs, RSUs and PSUs to purchase 464,946 shares of common stock were available for grant under the Stock Plans.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 3,200,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure), plus the number of shares that remain available for grant of awards under the Company’s 2002 Stock Incentive Plan (the “2002 Plan) , plus any shares that would otherwise return to the 2002 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2002 plan (subject to adjustment in the event of stock splits and other similar events), are reserved for issuance under the 2011 Plan. The 2002 Plan was automatically terminated and replaced and superseded by the 2011 Plan, except that any awards previously granted under the 2002 Plan shall remain in effect pursuant to their term. As of December 31, 2022, there were no outstanding equity awards remaining in the 2002 Plan.

On June 2, 2022, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to have any shares which remain available for issuance or that would otherwise return to the Company’s Director Plan as a result of forfeiture, termination or expiration of awards be rolled over to the 2011 Plan, resulting in an immediate increase of 273,693 shares at time of the approval.

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

Under the original terms of the Director Plan, (a) any person who becomes a non-employee director of the Company was automatically granted an option to purchase 38,000 shares of common stock, (b) on June 30 of each year, beginning in 2004, each non-employee director who had served on the Company’s Board of Directors for at least six (6) months as of such date was automatically granted an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock, and each non-employee director would receive an option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 13,000 shares of common stock for each committee on which he or she had served as chairperson for at least six months prior to such date, and (c) the Chairman of the Board was granted an additional option with the exercise price being the fair market value of the Company’s common stock as of July 1st of each year to purchase 15,000 shares of common stock on an annual basis. In February 2015, the Board suspended the automatic grant of stock options to each non-employee director and the Chairman of the Board under the Director Plan.  In lieu of the automatic stock option grants under the Director Plan, the Board approved an equity award to all current directors of the Company consisting solely of RSUs granted under the 2011 Plan.  From February 2015 to 2017, the Chairman of the Board of Directors would receive a RSU award with an annualized value of $268,520, directors with a chairperson position on any committee of the Board of Directors would receive a RSU award with an annualized value of $249,340 and all other directors would receive a RSU award with an annualized value of $124,670. In response to market trends, in lieu of the prior annualized values of the RSU awards to directors, starting in July 2018, each director was granted shares of RSUs based on an annualized value of $124,670, which vest 50% on the first year anniversary of the grant date and the remaining 50% on the second year anniversary of the grant date. In July 2020, 2021 and 2022, based on the new parameters, the directors of the Company received a grant of RSUs in the aggregate amount of 26,984 RSUs, 21,392 RSUs and 26,551 RSUs, respectively. In February 2019, the Board determined that each new director of the Company, in lieu of an option to purchase 38,000 shares of common stock, would receive a RSU award with an annualized value of $124,670.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As mentioned above, on June 2, 2022, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to have any shares which remain available for issuance or that would otherwise return to the Company’s Director Plan be rolled over to the 2011 Plan. As a result, as of December 31, 2022, there were no outstanding equity awards remaining in the Director Plan.

The Company’s Board of Directors or a committee thereof has authority to administer the Director Plan. The Company’s Board of Directors or a committee thereof has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the Director Plan and to interpret its provisions.

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 3,050,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2022, 89,238 shares of common stock were available for future issuance under the ESPP.

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

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended December 31,
	2021	2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$63	$13
Total	$63	$13

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$23
Foreign exchange forward contracts	$—	$96
Total	$—	$119

The Company recorded the fair value of derivative assets in “prepaid expenses and other current assets” and the fair value of derivative liabilities in “accrued expenses and other payables” on the Company’s consolidated balance sheets.

The changes in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2020	2021	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(8)	$—	$(361)
Foreign exchange forward contracts	640	228	(1,100)
	$632	$228	$(1,461)

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2020	2021	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(6)	$—	$338
Foreign exchange forward contracts	(682)	(165)	954
	$(688)	$(165)	$1,292

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company recorded in cost of revenues and operating expenses, a net gain of $688, a net gain of $165 and a net loss of $1,292 during the years ended December 31, 2020, 2021 and 2022, respectively, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2021			Year ended December 31, 2022
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$478	$—	$478	$(427)	$55	$(372)
Other comprehensive income (loss) before reclassifications	(892)	200	(692)	(5,766)	(1,316)	(7,082)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(145)	(158)	51	1,154	1,205
Net current period other comprehensive income (loss)	(905)	55	(850)	(5,715)	(162)	(5,877)
Ending balance	$(427)	$55	$(372)	$(6,142)	$(107)	$(6,249)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income (Loss)

	Year ended December 31,
	2020	2021	2022
Unrealized gains (losses) on cash flow hedges	$14	$4	$(20)	Cost of revenues
	607	144	(1,135)	Research and development
	19	4	(32)	Sales and marketing
	48	13	(105)	General and administrative
	688	165	(1,292)	Total, before income taxes
	83	20	(138)	Income tax expense (benefit)
	605	145	(1,154)	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	(6)	13	(55)	Financial income, net
	(1)	—	(4)	Income tax benefit
	(5)	13	(51)	Total, net of income taxes

	$600	$158	$(1,205)	Total, net of income taxes

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 12: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

a. Summary information about geographic areas:

The Company manages its business on a basis of one reportable segment: the licensing of intellectual property and co-creation solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2020	2021	2022
Revenues based on customer location:
United States	$20,813	$26,718	$28,095
Europe, Middle East	11,966	6,876	10,069
Asia Pacific (1)	67,547	89,102	96,484
Other	—	10	—
	$100,326	$122,706	$134,648

(1) China	$51,726	$67,491	$75,682

	2021	2022
Long-lived assets by geographic region:
Israel	$8,402	$9,857
France	599	2,066
United States	4,624	4,339
Other	1,967	1,120
	$15,592	$17,382

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2020	2021		2022
Customer A	14%	21%		14%
Customer B	15%	*	)	*	)

*) Less than 10%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Information about Products and Services:

The following table sets forth the products and services as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2020	2021	2022
Connectivity products and services	78%	73%	71%
Smart sensing products and services	22%	27%	29%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 13: SELECTED STATEMENTS OF INCOME DATA

a. Financial income, net:

	Year ended December 31,
	2020	2021	2022

Interest income	$3,291	$1,873	$3,190
Gain (loss) on available-for-sale marketable securities, net	(6)	13	(55)
Amortization of premium on available-for-sale marketable securities, net	(444)	(420)	(397)
Foreign exchange gain (loss), net	443	(1,269)	74
Total	$3,284	$197	$2,812

b. Remeasurement of marketable equity securities:

The Company recorded a gain of $1,983 and a loss of $2,511 in 2021 and 2022, respectively, related to remeasurement of its marketable equity securities. During the year ended December 31, 2020, no impairment loss was identified.

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

1. Irish Subsidiaries

The Irish operating subsidiaries qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiaries is taxed at a rate of 25%. As of December 31, 2022, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiaries, are 2018 and subsequent years.

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

The balance of accumulated income that has not yet been thawed as of December 31, 2022 is 118,512 NIS (approximately $33,677)

In addition, due to a lack of intention to distribute a dividend in a subsidiary that has imprisoned profits, the Company did not recognize as of December 31, 2022 a deferred tax liability against recognition of deferred tax expenses.

Income not eligible for Technological Preferred Enterprise is taxed at a regular rate, which was 23% in 2022, 2021 and 2020.

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

As of December 31, 2022, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2018 and subsequent years.

3. French Subsidiary

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. In 2018, the French operating subsidiary qualified for a 28% corporate income tax rate for taxable profit up to €500 (approximately $534) and the standard corporate income tax rate of 33.33% for taxable profit above €500 (approximately $534). In 2019, the standard corporate income tax rate was reduced to 31%, with the first €500 (approximately $534) of taxable profit still being subject to the 28% rate. In 2020, the 28% corporate income tax rate has become the new standard rate for all taxable profits. In 2021, the standard corporate income tax rate was reduced to 26.5%. In 2022, the standard corporate income tax rate was reduced to 25%.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Since 2021, the Company’s French subsidiary is entitled to a new tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights such as patents and copyrighted software, including royalty revenues. This new elective regime requires a direct link between the income benefiting from the preferential treatment and the R&D expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total).

As of December 31, 2022, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2020 and subsequent years.

c. Taxes on income comprised of:

	Year ended December 31,
	2020	2021	2022
Domestic taxes:
Current	$12	$5	$949
Deferred	—	(1,536)	(4,425)
Foreign taxes:
Current	6,337	11,772	6,647
Deferred	(1,449)	(4,949)	14,904
	$4,900	$5,292	$18,075

Income (loss) before taxes on income:
Domestic	$(6,348)	$(14,883)	$(22,046)
Foreign	8,869	20,571	16,938
	$2,521	$5,688	$(5,108)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2020	2021	2022
Income (loss) before taxes on income	$2,521	$5,688	$(5,108)
Theoretical tax at U.S. statutory rate	529	1,194	(1,073)
Foreign income taxes at rates other than U.S. rate	810	450	(4,644)
Technological Preferred Enterprise benefits (*)	22	836	—
Subpart F	359	192	301
Non-deductible items	306	340	121
Non-taxable items	(690)	(483)	(452)
Taxes for prior years	—	—	(2,257)
Stock-based compensation expense	(666)	(1,193)	267
Impacts of GILTI	644	—	6,736
Tax adjustment in respect of difference tax rate of foreign subsidiary	1,044	108	(8,147)
Foreign withholding taxes	—	648	1,390
Changes in valuation allowance	2,487	2,575	24,585
Other, net	55	625	1,248
Taxes on income	$4,900	$5,292	$18,075

(*) Basic and diluted earnings per share amounts of the benefit resulting from:
the “Technological Preferred Enterprise benefits” status	$0.00	$0.04	$—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2021	2022
Deferred tax assets
Operating loss carryforward	$15,621	$11,517
Accrued expenses and deferred revenues	1,951	2,677
Temporary differences related to R&D expenses	5,057	14,677
Equity-based compensation	2,756	5,623
Operating leases	1,737	2,004
Tax credit carry forward	10,997	17,212
Other	132	1,255
Total gross deferred tax assets	38,251	54,965
Valuation allowance	(19,288)	(43,873)
Net deferred tax assets	$18,963	$11,092

Deferred tax liabilities
Operating leases	$1,719	$2,020
Intangible assets	1,394	473
Total deferred tax liabilities	$3,113	$2,493

Net deferred tax assets (*)	$15,850	$8,599

(*)	$119 and $4,544 net deferred taxes for the years ended December 31, 2021 and 2022, respectively, are from domestic jurisdictions.

Changes in valuation allowances on deferred tax assets result from management's assessment of the Company's ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

During the year ended December 31, 2022, the Company concluded that, based on its evaluation of available evidence, it was no longer more likely than not that its Israeli operations deferred tax assets were recoverable. As a result, the Company recorded a valuation allowance of $31,494 against its Israeli operations deferred tax assets.

As of December 31, 2022, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes liabilities have been recorded.

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2021	2022
Beginning of year	$1,558	$1,610
Additions for current year tax positions	133	50
Reductions for prior year’s tax positions	(81)	(27)
Balance at December 31	$1,610	$1,633

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2021 and 2022, there were $1,610 and $1,633, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company did not accrue interest and penalties relating to unrecognized tax benefits in its provision for income taxes during the years ended December 31, 2021 and 2022 because such interest and penalties did not have a material impact on the Company’s financial statements.

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

g. Tax loss carryforwards:

As of December 31, 2022, CEVA and its subsidiaries had net operating loss carryforwards for various state income tax purposes of approximately $27,300 which are available to offset taxable income. Such loss carryforwards begin to expire in 2030.

As of December 31, 2022, CEVA’s Irish subsidiary had foreign operating losses of approximately $49,611, which are available to offset future taxable income indefinitely.

As of December 31, 2022, CEVA’s Israeli subsidiary had foreign operating losses of approximately $16,284, which are available to offset future taxable income indefinitely.

h. Tax returns:

CEVA files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, CEVA is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2011.

NOTE 15: RELATED PARTY TRANSACTIONS

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn Liu as an independent member of the Board with the appointment effective as of February 16, 2021. Ms. Liu is a partner of Morrison & Foerster LLP, outside legal counsel to the Company. Fees attributed to Morrison & Foerster LLP during the year ended December 31, 2022, were $524. The accounts payable balance with Morrison & Foerster LLP at December 31, 2022 was $92.

NOTE 16: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2022, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2022, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2023	$592	$6,681	$571	$7,844
2024	447	4,553	50	5,050
2025	320	4,554	43	4,917
2026 and thereafter	177	—	—	177
Total	$1,536	$15,788	$664	$17,988

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2022, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2020, 2021 and 2022 amounted to $1,066, $1,175 and $1,221, respectively. As of December 31, 2022, the aggregate contingent liability to the IIA (including interest) amounted to $28,778.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEVA, INC.

By:	/S/ Amir Panush
Amir Panush
Chief Executive Officer

March 1, 2023

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Panush and Yaniv Arieli or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ AMIR PANUSH	Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Amir Panush

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer (Principal	March 1, 2023
Yaniv Arieli	Financial Officer and Principal Accounting Officer)

/S/ PETER MCMANAMON	Director and Chairman	March 1, 2023
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	March 1, 2023
Bernadette Andrietti

/S/ JACLYN LIU	Director	March 1, 2023
Jaclyn Liu

/S/ MARIA MARCED	Director	March 1, 2023
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	March 1, 2023
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	March 1, 2023
Louis Silver

/S/ GIDEON WERTHEIZER	Director	March 1, 2023
Gideon Wertheizer