Form 10-Q
period 2023-03-31
CEVA INC
filed 2023-05-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,416,026 of common stock, $0.001 par value, as of May 4, 2023.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●

Our belief that having chip design expertise as part of our offerings through our Intrinsix business unit strengthens our relationships with customers, streamlines IP adoption, generates recurrent royalties and more, and that Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends our serviceable market and revenue base;

●

Our belief that the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress, and the concluded agreements for our connectivity and smart sensing IP products during the recent period illustrates the exceptional interest in our wireless connectivity platforms, in both traditional and new areas;

●	Our belief that one of our key customers could become a key royalty payer in the future if it is successful in bringing its own 5G modem to its smartphones;

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

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into high volume IoT applications and substantially increase our value-add and overall addressable market, which is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research;

●	Our belief that Wi-Fi presents a significant royalty opportunity given our dominant market position in licensing Wi-Fi 6 to more than 35 customers to date;

●

Our belief that the growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our software IP;

●

Our belief that our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing TWS markets of earbuds, smartwatches, Over-the-Counter (OTC) hearing aids, wireless speakers, PCs and more;

●

Our belief that our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled devices and applications and enables us to address the transformation in devices enabled by these applications and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive safety, voice-enabled devices and industrial IoT applications;

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

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing;

●

Our expectation that royalty revenues in the base station and IoT product categories will grow over the next few years, including from a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN;

●	Our expectation that a significant portion of our future revenues will continue to be generated by a limited number of customers, in part due to consolidation in the semiconductor industry;

●	Our belief that volatility in the global economic climate and financial markets could result in a significant change in the value of our investments;

●

Our anticipation that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

●	Our expectation that we will continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis; and

●	Our belief that fluctuations in high interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2023	December 31, 2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,483	$21,285
Short-term bank deposits	6,164	6,114
Marketable securities	106,142	112,080
Trade receivables (net of allowance for credit losses of $313 as of both March 31, 2023 and December 31, 2022)	35,007	31,250
Prepaid expenses and other current assets	8,766	6,896
Total current assets	180,562	177,625
Long-term assets:
Bank deposits	8,280	8,205
Severance pay fund	8,183	8,475
Deferred tax assets, net	9,434	8,599
Property and equipment, net	6,696	7,099
Operating lease right-of-use assets	10,034	10,283
Goodwill	74,777	74,777
Intangible assets, net	6,003	6,680
Investments in marketable equity securities	291	408
Other long-term assets	6,874	6,291
Total long-term assets	130,572	130,817
Total assets	$311,134	$308,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,820	$1,995
Deferred revenues	4,006	3,168
Accrued expenses and other payables	7,280	6,660
Accrued payroll and related benefits	19,073	18,473
Operating lease liabilities	2,858	2,982
Total current liabilities	35,037	33,278
Long-term liabilities:
Accrued severance pay	9,064	9,064
Operating lease liabilities	6,530	6,703
Other accrued liabilities	633	526
Total long-term liabilities	16,227	16,293
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at March 31, 2023 and December 31, 2022. 23,416,026 and 23,215,439 shares outstanding at March 31, 2023 and December 31, 2022, respectively	23	23
Additional paid in-capital	243,141	242,841
Treasury stock at cost (179,134 and 379,721 shares of common stock at March 31, 2023, and December 31, 2022, respectively)	(4,672)	(9,904)
Accumulated other comprehensive loss	(5,910)	(6,249)
Retained earnings	27,288	32,160
Total stockholders’ equity	259,870	258,871
Total liabilities and stockholders’ equity	$311,134	$308,442

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2023	2022
Revenues:
Licensing, NRE and related revenue	$20,721	$22,393
Royalties	8,014	11,998
Total revenues	28,735	34,391
Cost of revenues	5,315	6,404
Gross profit	23,420	27,987
Operating expenses:
Research and development, net	20,791	20,210
Sales and marketing	3,045	2,923
General and administrative	4,048	3,636
Amortization of intangible assets	329	750
Total operating expenses	28,213	27,519
Operating income (loss)	(4,793)	468
Financial income, net	1,455	282
Remeasurement of marketable equity securities	(117)	(1,131)
Loss before taxes on income	(3,455)	(381)
Income tax expense	1,417	1,315
Net loss	$(4,872)	$(1,696)
Basic net loss per share	$(0.21)	$(0.07)

Diluted net loss per share	$(0.21)	$(0.07)

Weighted-average shares used to compute net loss per share (in thousands):
Basic	23,334	23,103
Diluted	23,334	23,103

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three Months Ended
	March 31,
	2023	2022

Net loss:	$(4,872)	$(1,696)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	730	(2,839)
Reclassification adjustments for gains included in net loss	(92)	—
Net change	638	(2,839)
Cash flow hedges:
Changes in unrealized gains (losses)	(425)	2
Reclassification adjustments for losses included in net loss	171	110
Net change	(254)	112
Other comprehensive income (loss) before tax	384	(2,727)
Income tax expense (benefit) related to components of other comprehensive income (loss)	45	(661)
Other comprehensive income (loss), net of taxes	339	(2,066)
Comprehensive loss	$(4,533)	$(3,762)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock				Accumulated
Three months ended March 31, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(4,872)	(4,872)
Other comprehensive income	—	—	—	—	339	—	339
Equity-based compensation	—	—	3,859	—	—	—	3,859
Issuance of treasury stock upon exercise of stock-based awards	200,587	—	(3,559)	5,232	—	—	1,673
Balance as of March 31, 2023	23,416,026	$23	$243,141	$(4,672)	$(5,910)	$27,288	$259,870

	Common stock				Accumulated
Three months ended March 31, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(1,696)	(1,696)
Other comprehensive loss	—	—	—	—	(2,066)	—	(2,066)
Equity-based compensation	—	—	3,389	—	—	—	3,389
Issuance of treasury stock upon exercise of stock-based awards	219,722	—	(3,212)	4,962	—	(30)	1,720
Balance as of March 31, 2022	23,204,274	$23	$235,563	$(8,828)	$(2,438)	$53,759	$278,079

The accompanying notes are an integral part of the consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,872)	$(1,696)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	742	780
Amortization of intangible assets	677	1,167
Equity-based compensation	3,859	3,389
Realized gain on sale of available-for-sale marketable securities	(92)	—
Amortization of premiums on available-for-sale marketable securities	23	123
Unrealized foreign exchange (gain) loss	(285)	154
Remeasurement of marketable equity securities	117	1,131
Changes in operating assets and liabilities:
Trade receivables	(3,802)	3,944
Prepaid expenses and other assets	(2,205)	(3,034)
Operating lease right-of-use assets	249	425
Accrued interest on bank deposits	(125)	(9)
Deferred tax, net	(880)	(991)
Trade payables	(412)	736
Deferred revenues	838	70
Accrued expenses and other payables	357	92
Accrued payroll and related benefits	702	3,710
Operating lease liability	(275)	(454)
Accrued severance pay, net	308	287
Net cash provided by (used in) operating activities	(5,076)	9,824

Cash flows from investing activities:
Purchase of property and equipment	(105)	(909)
Proceeds from bank deposits	—	1,385
Investment in available-for-sale marketable securities	—	(8,789)
Proceeds from maturity of available-for-sale marketable securities	1,750	3,500
Proceeds from sale of available-for-sale marketable securities	4,895	—
Net cash provided by (used in) investing activities	6,540	(4,813)

Cash flows from financing activities:
Proceeds from exercise of stock-based awards	1,673	1,720
Net cash provided by financing activities	1,673	1,720
Effect of exchange rate changes on cash and cash equivalents	61	(106)
Increase in cash and cash equivalents	3,198	6,625
Cash and cash equivalents at the beginning of the period	21,285	33,153
Cash and cash equivalents at the end of the period	$24,483	$39,778

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,860	$2,355
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$234	$948
Right-of-use assets obtained in the exchange for operating lease liabilities	$506	$308

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of wireless connectivity and smart sensing technologies and is a provider of chip design services. The Company’s offerings include Digital Signal Processors (“DSPs”), AI processors, short and long range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, spatial audio, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. These technologies are offered in combination with Non-Recurring Engineering (“NRE”) services from CEVA’s Intrinsix Corp. (“Intrinsix”) business, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP-based solutions address the technology requirements of: 5G baseband processing for mobile, broadband, cellular IoT and Radio Access Network (“RAN”); computer vision for any camera, 4D and LIDAR-enabled device; audio/voice/sound; and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of software and Inertial Measurement Unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-WideBand (“UWB”) are the most broadly licensed connectivity platforms in the industry.

CEVA’s Intrinsix business also expands its market reach to the aerospace and defense markets and allows it to offer co-creation solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s NRE design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Accounting Standards Recently Issued, Not Yet Adopted by the Company

In June 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard is not expected to result in a significant impact on the Company’s interim condensed consolidated financial statements.

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

Under Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on NRE services or on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2023	2024	2025	2026
Licensing, NRE and related revenues	$10,083	$906	$519	$96

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Three months ended March 31, 2023 (unaudited)			Three months ended March 31, 2022 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$2,791	$1,650	$4,441	$4,475	$2,271	$6,746
Europe and Middle East	2,334	859	3,193	437	665	1,102
Asia Pacific	15,121	5,505	20,626	17,481	9,062	26,543
Other	475	—	475	—	—	—
Total	$20,721	$8,014	$28,735	$22,393	$11,998	$34,391

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$16,532	$5,665	$22,197	$16,815	$9,062	$25,877
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	4,189	2,349	6,538	5,578	2,936	8,514
Total	$20,721	$8,014	$28,735	$22,393	$11,998	$34,391

Timing of revenue recognition
Products transferred at a point in time	$14,621	$8,014	$22,635	$15,932	$11,998	$27,930
Products and services transferred over time	6,100	—	6,100	6,461	—	6,461
Total	$20,721	$8,014	$28,735	$22,393	$11,998	$34,391

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2023 (unaudited)	December 31, 2022

Trade receivables	$17,430	$12,297
Unbilled receivables (associated with licensing, NRE and related revenue)	9,731	8,695
Unbilled receivables (associated with royalties)	7,846	10,258
Deferred revenues (short-term contract liabilities)	4,006	3,168

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

During the three months ended March 31, 2023, the Company recognized $1,561 that was included in deferred revenues (short-term contract liability) balance at January 1, 2023.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2023 (Unaudited)
Weighted average remaining lease term (years)	4.85
Weighted average discount rates	3.51%

Total operating lease cost and cash payments for operating leases were as follows:

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)

Operating lease cost	$822	$800
Cash payments for operating leases	$819	$830

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Maturities of lease liabilities are as follows:

The remainder of 2023	$2,257
2024	2,589
2025	1,979
2026	970
2027	962
2028 and thereafter	1,361
Total undiscounted cash flows	10,118
Less imputed interest	730
Present value of lease liabilities	$9,388

NOTE 5:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2023 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$23,397	$—	$(1,517)	$21,880

Available-for-sale - matures after one year through four years:
Corporate bonds	88,934	25	(4,697)	84,262
Total
	$112,331	$25	$(6,214)	$106,142

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,552	$—	$(1,330)	$16,222

Available-for-sale - matures after one year through five years:
Corporate bonds	101,355	38	(5,535)	95,858

Total	$118,907	$38	$(6,865)	$112,080

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023, and December 31, 2022, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2023 (unaudited)	$36,115	$(877)	$64,211	$(5,337)
As of December 31, 2022	$58,706	$(1,885)	$48,539	$(4,980)

As of March 31, 2023, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$92	$—
Gross realized losses from sale of available-for-sale marketable securities	$—	$—

NOTE 6:	FAIR VALUE MEASUREMENT

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

Description	March 31, 2023 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$106,142	—	$106,142	$—
Investments in marketable equity securities	291	291	—	—

Liabilities:
Foreign exchange contracts	360	—	360	—

Description	December 31, 2022	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$112,080	—	$112,080	—
Foreign exchange contracts	13	—	13	—
Investments in marketable equity securities	408	408	—	—

Liabilities:
Foreign exchange contracts	119	—	119	—

NOTE 7:	INTANGIBLE ASSETS, NET

			March 31, 2023 (unaudited)				December 31, 2022
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Impairment (*)	Net	Gross carrying amount	Accumulated amortization	Impairment (*)	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of Intrinsix business
Customer relationships	5.5	$3,604	$1,201	$—	$2,403	$3,604	$1,037	$—	$2,567
Customer backlog	1.5	421	421	—	—	421	421	—	—
Patents	5.0	218	80	—	138	218	69	—	149
Core technologies	3.0	3,329	2,035	—	1,294	3,329	1,757	—	1,572

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	$3,518	$3,070	$—	$448	$3,518	$2,998	$—	$520
Customer backlog	0.5	72	72	—	—	72	72	—	—
R&D Tools	7.5	2,475	1,222	—	1,253	2,475	1,140	—	1,335

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	$7,063	$3,507	$3,556	$—	$7,063	$3,507	$3,556	$—

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies (**)	7.0	$1,961	$1,494	$—	$467	$1,961	$1,424	$—	$537

Total intangible assets		$22,661	$13,102	$3,556	$6,003	$22,661	$12,425	$3,556	$6,680

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

(*) During 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company has decided to cease the development of this product line.

(**) During the first quarter of 2018, the Company entered into an agreement to acquire certain NB-IoT technologies in the amount of $2,800, of which technologies valued at $600 have not been received and have been written off during 2022. Of the $2,200, $210 has not resulted in cash outflows as of March 31, 2023. In addition, the Company participated in programs sponsored by the Hong Kong government for the support of the above investment, and as a result, the Company received during 2019 an amount of $239 related to the NB-IoT technologies, which was reduced from the gross carrying amount of intangible assets. The Company recorded the amortization cost of the NB-IoT technologies in “cost of revenues” on the Company’s consolidated statements of income (loss).

Future estimated annual amortization charges are as follows:

Reminder of 2023	1,934
2024	1,909
2025	1,189
2026	956
2027	15
$6,003

NOTE 8:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.         Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property and co-creation solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Revenues based on customer location:
United States	$4,441	$6,746
Europe and Middle East	3,193	1,102
Asia Pacific (1)	20,626	26,543
Other	475	—
	$28,735	$34,391

(1) China	$17,763	$22,971

b.         Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2023		2022
	(unaudited)		(unaudited)

Customer A	13%		—
Customer B	*	)	12%
Customer C	*	)	11%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 9:	NET LOSS PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Numerator:
Net loss	$(4,872)	$(1,696)
Denominator (in thousands):
Basic weighted-average common stock outstanding	23,334	23,103
Effect of stock -based awards	—	—
Diluted weighted average common stock outstanding	23,334	23,103

Basic net loss per share	$(0.21)	$(0.07)
Diluted net loss per share	$(0.21)	$(0.07)

The total number of potential shares excluded from the calculation of diluted net loss per share due to their antidilutive effect was 1,181,119 and 853,258 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of March 31, 2023, and December 31, 2022, there were no outstanding or exercisable SAR units left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2023, are as follows:

	Number of options (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	106,000	$20.24	2.0	$609
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of March 31, 2023	106,000	$20.24	1.8	$1,080
Exercisable as of March 31, 2023	106,000	$20.24	1.8	$1,080

(1)	Represent options granted to non-employee directors of the Company only. As of March 31, 2023, and December 31, 2022, there were no outstanding or exercisable options granted to employees left.

As of March 31, 2023, there were no unrecognized compensation expenses related to unvested stock options.

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

On November 9, 2022, the Company reported that Gideon Wertheizer had announced his intention to retire from his position as the Company’s Chief Executive Officer (“CEO”) and an employee of the Company, effective as of January 1, 2023. In connection with his retirement, the Company’s Board of Directors (the “Board”) of the Company determined to accelerate in full the vesting of Mr. Wertheizer’s 34,887 unvested RSUs.

On November 9, 2022, the Company publicly announced the appointment of Amir Panush as CEO of the Company to succeed Mr. Wertheizer, with his service as CEO to commence on January 1, 2023. In connection with his appointment as the Company’s CEO, Mr. Panush, effective January 1, 2023, received 46,911 RSUs with fair value of approximately $1,200 under the Company’s Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”). The RSUs vest in three equal annual installments starting on the first anniversary of the grant date, conditioned upon Mr. Panush’s continued service with the Company.

On December 7, 2022, the Board appointed Gweltaz Toquet, who previously served as the Vice President of Sales for Europe and Asia Pacific, as Chief Commercial Officer (“CCO”) of the Company effective January 1, 2023. In connection with his appointment as the Company’s CCO, effective January 1, 2023, Mr. Toquet received 3,909 RSUs with fair value of approximately $100 under the Company’s 2011 Plan. The RSUs vest in three equal annual installments starting on the first anniversary of the grant date, conditioned upon Mr. Toquet’s continued service with the Company.

On February 14, 2023, the Compensation Committee (the “Committee”) of the Board granted 14,541, 9,996, 8,179 and 5,452 RSUs, effective as of February 17, 2023, to each of the Company’s CEO, Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and CCO, respectively, pursuant to the 2011 Plan, or, with respect to the RSU award to the CEO, as an inducement award in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules granted on terms substantially similar to those of the 2011 Plan (an “Inducement Award”). The RSU grants vest 33.4% on February 17, 2024, 33.3% on February 17, 2025 and 33.3% on February 17, 2026.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

Also, on February 14, 2023, the Committee granted 21,811, 6,664, 5,452 and 3,635 performance-based stock units, effective as of February 17, 2023, to each of the Company’s CEO, CFO, COO and CCO, respectively, pursuant to the 2011 Plan, or, with respect to the CEO, as an Inducement Award (collectively, the “Short-Term Executive PSUs”). The performance goals for the Short-Term Executive PSUs with specified weighting are as follows:

Weighting	Goals
50%

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2023 license, NRE and related revenue target approved by the Board (the “2023 License Revenue Target”). The vesting threshold is achievement of 90% of 2023 License Revenue Target. If the Company’s achievement of the 2023 License Revenue Target is above 90% but less than 99% of the 2023 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2023 License Revenue Target, every 1% increase of the 2023 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2023 is greater than the S&P Semiconductors Select Industry index (the “S&P index”). The vesting threshold is if the return on the Company’s stock for 2023 is at least 90% of the S&P index. If the return on the Company’s stock, in comparison to the S&P index, is above 90% but less than 99% of the S&P index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P index, every 1% increase in comparison to the S&P index, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2023 is greater than the Russell 2000 index (the “Russell index”). The vesting threshold is if the return on the Company’s stock for 2023 is at least 90% of the Russell index. If the return on the Company’s stock, in comparison to the Russell index, is above 90% but less than 99% of the Russell index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the Russell index, every 1% increase in comparison to the Russell index, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO

Accordingly, assuming maximum achievement of the performance goals set forth above, PSUs representing an additional 30%, meaning an additional 6,543, would be eligible for vesting of the Company’s CEO, and an additional 20%, meaning an additional 1,332, 1,090 and 727, would be eligible for vesting for each of the Company’s CFO, COO and CCO, respectively.

Subject to achievement of the thresholds the above performance goals for 2023, the Short-Term Executive PSUs vest 33.4% on February 17, 2024, 33.3% on February 17, 2025 and 33.3% on February 17, 2026.

Also, on February 14, 2023, the Committee granted 60,587, 30,293, 30,293 and 30,293 PSUs, effective as of February 17, 2023, to each of the Company’s CEO, CFO, COO and CCO, respectively, pursuant to the 2011 Plan, or, with respect to the CEO, as an Inducement Award (collectively, the “Long-Term Executive PSUs”). The Long-Term Executive PSUs shall vest in full upon the first achievement of any of the following performance goals:

●

if the Company’s compound annual growth rate for non-GAAP Earnings Per Share (“EPS”) for each fiscal year over the three-year period from 2022 through 2025 reaches 10% or if the Company’s non-GAAP EPS for any fiscal year reaches $1.00 during the period between January 1, 2023 and December 31, 2025;

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

●	If the Company’s non-GAAP operating margin for any fiscal year reaches 20% during the period between January 1, 2023 and December 31, 2025;

●

If the Company’s compound annual growth rate for revenue for each fiscal year over the three year period from 2022 through 2025 reaches 10% or if the Company’s revenue for any fiscal year reaches $180 million during the period between January 1, 2023 and December 31, 2025; or

●

If the Company’s market capitalization (defined as total outstanding shares as of a given date multiplied by the closing price for the Company’s common stock as quoted by the NASDAQ Stock Market) reaches at least $1.1 billion for at least 30 days of consecutive trading.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2023, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	879,277	$37.57
Granted	389,560	23.56
Vested	(141,165)	40.02
Forfeited or expired	(52,553)	34.58
Unvested as of March 31, 2023 (unaudited)	1,075,119	$32.32

As of March 31, 2023, there was $26,615 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of income (loss):

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Cost of revenue	$404	$339
Research and development, net	2,173	1,995
Sales and marketing	393	333
General and administrative	889	722
Total equity-based compensation expense	$3,859	$3,389

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31
	2023 (unaudited)	2022 (unaudited)
Expected dividend yield	0%	0%
Expected volatility	45%	38%
Risk-free interest rate	4.8%	0.5%
Contractual term of (months)	6	6

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 11:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2023, and December 31, 2022, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $9,700 and $12,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$13
Total	$—	$13

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$128	$23
Foreign exchange forward contracts	232	96
Total	$360	$119

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(105)	$—
Foreign exchange forward contracts	(320)	2
	$(425)	$2

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Three months ended March 31
	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	171	110
	$171	$110

The Company recorded in cost of revenues and operating expenses a net loss of $171 and $110 during the three months ended March 31, 2023 and 2022, respectively, related to its Hedging Contracts.

NOTE 12:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2023 (unaudited)			Three months ended March 31, 2022 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(6,142)	$(107)	$(6,249)	$(427)	$55	$(372)
Other comprehensive income (loss) before reclassifications	684	(426)	258	(2,167)	4	(2,163)
Amounts reclassified from accumulated other comprehensive income (loss)	(92)	173	81	—	97	97
Net current period other comprehensive income (loss)	592	(253)	339	(2,167)	101	(2,066)
Ending balance	$(5,550)	$(360)	$(5,910)	$(2,594)	$156	$(2,438)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Unrealized losses on cash flow hedges	$(4)	$(2)	Cost of revenues
	(147)	(96)	Research and development
	(4)	(3)	Sales and marketing
	(16)	(9)	General and administrative
	(171)	(110)	Total, before income taxes
	2	(13)	Income tax expense (benefit)
	(173)	(97)	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	92	—	Financial income (loss), net
	—	—	Income tax expense (benefit)
	92	—	Total, net of income taxes
	$(81)	$(97)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except share data)

NOTE 13:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during both the first quarter of 2023 and 2022. As of March 31, 2023, 278,799 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In May 2023, the Company entered into an agreement to acquire the VisiSonics 3D spatial audio business (“VisiSonics”). Under the terms of the agreement, the Company agreed to pay an aggregate of $3,600 at closing, and each of VisiSonics’ two founders will be entitled to an additional payment of $100 payable in equal monthly installments over the 12 month period following the closing in connection with their provision of consulting services. The final purchase price allocation for the acquisition has not been determined as of the filing of this Quarterly Report on Form 10-Q.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and a provider of chip design services. We offer Digital Signal Processors (DSPs), AI processors, short and long-range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. Our state-of-the-art technology is included in more than 16 billion chips shipped to date for a diverse range of end markets. In 2022, more than 1.7 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our hardware IP products and solutions are licensed to customers who embed them into their System on Chip (SoC) designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial, aerospace and defense and medical. Our application software IP is licensed primarily to OEMs who embed it in their SoC designs.

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

We believe the adoption of our wireless connectivity and smart sensing IP products beyond our incumbency in the handset baseband market continues to progress. In particular, we continue to experience good interest in our wireless connectivity platforms, in both traditional and new areas. Reflecting this trend, in the first quarter of 2023, seven of the thirteen IP licensing and NRE deals concluded were for wireless connectivity.

We believe the following key elements represent significant growth drivers for the company:

●

CEVA is a player in mobile handsets, the largest space of the semiconductor industry. Our customers use our technologies for baseband, voice processing and Bluetooth connectivity. Our key customer currently has a strong foothold in low- and mid-tier LTE and 5G smartphone markets. In the first quarter of 2023, we completed a strategic licensing agreement for our DSPs with a leading Android smartphone OEM that is designing its own 5G modem in-house. If this OEM is successful in bringing their own 5G modem to its smartphones, we believe this customer could become a key royalty payer in the future.

●

We believe our PentaG2 platform for 5G handsets and 5G IoT endpoints is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. In the first quarter of 2023, we signed a strategic agreement with a wireless semiconductor player for our PentaG2 platform to develop a 5G RedCap targeting the broad markets where Broadband IoT is required.

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

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to expand further into the high volume IoT applications and substantially increase our value-add. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the first quarter of 2023, we reported record high royalties from cellular IoT and Wi-Fi, including three new Wi-Fi 6 customers reporting royalties for the first time. We also signed a strategic agreement with a leading Wi-Fi access point OEM for our Wi-Fi 6 AP platform. We believe that Wi-Fi presents a significant royalty opportunity, given our dominant market position in licensing Wi-Fi 6 to more than 35 customers to date.

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

●

Our unique capability to combine our Bluetooth IP, audio DSP IP and software for contextual aware user experience puts us in a strong position to capitalize on the fast-growing TWS markets of earbuds, smartwatches, Over-the-Counter (OTC) hearing aids, wireless speakers, PCs and more. Our BlueBud platform integrates all of these technologies, lowering the entry barriers for semiconductors and OEMs to develop differentiated, high-performance solutions for TWS devices.

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), Natural Language Processing (NLP) and voice recognition. Per research from Yole Group, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 600 million units by 2025. This latest DSP architecture enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $28.7 million for the first quarter of 2023, representing a decrease of 16%, as compared to the corresponding period in 2022. The decrease in total revenues for the first quarter of 2023 was mainly due to the decrease in royalties from smartphone and PC that was primarily driven by a pull-in of handset baseband shipments in the fourth quarter of 2022, combined with traditional seasonality, and inventory buildup.

Our five largest customers accounted for 39% of our total revenues for the first quarter of 2023, as compared to 47% for the comparable period in 2022. One customer accounted for 13% of our total revenues for the first quarter of 2023, as compared to two customers that accounted for 12% and 11% of our total revenues for the first quarter of 2022. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2023, and collectively represented 28% of our total royalty revenues for the first quarter of 2023. Two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2022, and collectively represented 47% of our total royalty revenues for the first quarter of 2022. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2023	First Quarter 2022

Connectivity products	77%	75%
Smart sensing products	23%	25%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $20.7 million for the first quarter of 2023, representing a decrease of 7%, as compared to the corresponding period in 2022. The decrease in licensing, NRE and related revenues for the first quarter of 2023 was mainly due to timing of deals closed. Our licensing, NRE and related revenues business continues to generate customer traction across our diversified portfolio.

Thirteen IP license and NRE agreements were concluded during the first quarter of 2023, targeting a wide variety of end markets and applications, including 5G for smartphones and broadband IoT, Wi-Fi 6 for access points and mesh networks, Bluetooth connectivity for TWS earbuds, consumer IoT and industrial devices, sensor fusion for robot vacuum cleaners and AI for automotive ADAS. Five of the thirteen deals were with first time customers.

Licensing and related revenues accounted for 72% of our total revenues for the first quarter of 2023, as compared to 65% for the comparable period of 2022.

Royalty Revenues

Royalty revenues were $8.0 million for the first quarter of 2023, representing a decrease of 33%, as compared to the corresponding period in 2022. Royalty revenues accounted for 28% of our total revenues for the first quarter of 2023, as compared to 35% for the comparable period of 2022. The decrease in royalty revenues for the first quarter of 2023 was mainly due to customer inventory adjustments and prolonged weak demand for smartphones and PCs.

Our customers reported sales of 297 million chipsets incorporating our technologies for the first quarter of 2023, a decrease of 44% from the corresponding period in 2022 for actual shipments reported.

The five largest royalty-paying customers accounted for 49% of our total royalty revenues for the first quarter of 2023, as compared to 63% for the comparable period of 2022.

Geographic Revenue Analysis

	First Quarter 2023		First Quarter 2022
	(in millions, except percentages)
United States	$4.4	15%	$6.7	20%
Europe and Middle East	$3.2	11%	$1.1	3%
Asia Pacific (1)	$20.6	72%	$26.6	77%
Other	$0.5	2%	$—	—

(1) China	$17.8	62%	$23.0	67%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $5.3 million for the first quarter of 2023, as compared to $6.4 million for the comparable period of 2022. Cost of revenues accounted for 18% of our total revenues for the first quarter of 2023, as compared to 19% for the comparable period of 2022. The decrease for the first quarter of 2023 principally reflected lower electronic design automation (EDA) tools associated with the Intrinsix business. Included in cost of revenues for the first quarter of 2023 was a non-cash equity-based compensation expense of $404,000, as compared to $339,000 for the comparable period of 2022.

Gross Margin

Gross margin for the first quarter of 2023 was 82%, as compared to 81% for the comparable period of 2022. The increase for the first quarter of 2023 mainly reflected lower cost of revenues as set forth above, offset by lower total revenues.

Operating Expenses

Total operating expenses were $28.2 million for the first quarter of 2023, as compared to $27.5 million for the comparable period of 2022. The net increase for the first quarter of 2023 principally reflected lower research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA).

Research and Development Expenses, Net

Our research and development expenses, net, were $20.8 million for the first quarter of 2023, as compared to $20.2 million for the comparable period of 2022. The increase for the first quarter of 2023 principally reflected lower research grants received, mainly from the IIA. Included in research and development expenses for the first quarter of 2023 were non-cash equity-based compensation expenses of $2,173,000, as compared to $1,995,000 for the comparable period of 2022. Research and development expenses as a percentage of our total revenues were 72% for the first quarter of 2023, as compared to 59% for the comparable period of 2022. The percentage increase for the first quarter of 2023, as compared to the comparable period of 2022, was due to lower revenues.

The number of research and development personnel was 344 at March 31, 2023, as compared to 313 at March 31, 2022.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.0 million for the first quarter of 2023, as compared to $2.9 million for the comparable period of 2022. Included in sales and marketing expenses for the first quarter of 2023 were non-cash equity-based compensation expenses of $393,000, as compared to $333,000 for the comparable period of 2022. Sales and marketing expenses as a percentage of our total revenues were 11% for the first quarter of 2023, as compared to 8% for the comparable period of 2022.

The total number of sales and marketing personnel was 35 at March 31, 2023, as compared to 34 at March 31, 2022.

General and Administrative Expenses

Our general and administrative expenses were $4.0 million for the first quarter of 2023, as compared to $3.6 million for the comparable period of 2022. The increase for the first quarter of 2023 primarily reflected higher professional services cost and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2023 were non-cash equity-based compensation expenses of $889,000, as compared to $722,000 for the comparable period of 2022. General and administrative expenses as a percentage of our total revenues were 14% for the first quarter of 2023, as compared to 11% for the comparable period of 2022.

The number of general and administrative personnel was 49 at March 31, 2023, as compared to 51 at March 31, 2022.

Amortization of Intangible Assets

Our amortization charges were $0.3 million for the first quarter of 2023, as compared to $0.8 million for the comparable period of 2022. The amortization charges for the first quarter of 2023 and 2022 were incurred in connection with the amortization of intangible assets associated with the acquisition of Intrinsix and the acquisition of the Hillcrest Labs business. The amortization charges for the first quarter of 2022 were also incurred in connection with the amortization of intangible assets associated with the strategic investment in Immervision. In the third quarter of 2022, we recorded an impairment charge in operating expenses with respect to all Immervision technology, as we decided to cease the development of this product line. For more information about our intangible assets, see Note 7 to the interim condensed consolidated financial statements for the three months ended March 31, 2023.

Financial Income, Net (in millions)

	First Quarter 2023	First Quarter 2022
Financial income, net of which:	$1.45	$0.28
Interest income and gains and losses from marketable securities, net	$1.19	$0.37
Foreign exchange gain (loss)	$0.26	$(0.09)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2023 principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.26 million for the first quarter of 2023, as compared to foreign exchange loss of $0.09 million for the comparable period of 2022.

Remeasurement of Marketable Equity Securities

We recorded a loss of $0.1 million and 1.1 million for the first quarter of 2023 and 2022, respectively, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.4 million for the first quarter of 2023, as compared to $1.3 million for the comparable period of 2022.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France, as well as in the U.S. due to global intangible low-taxed income (GILTI) and the requirement to capitalize R&D expenditures under IRC Section 174 over five years if sourced from the U.S. and over 15 years if sourced internationally. Although our Israeli and Irish subsidiaries, and, from 2022 onward, our French subsidiary, are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

Our French subsidiary is entitled to a tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights such as patents and copyrighted software, including royalty revenues. This elective regime requires a direct link between the income benefiting from the preferential treatment and the R&D expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total).

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

See our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had approximately $24.5 million in cash and cash equivalents, $6.2 million in short-term bank deposits, $106.1 million in marketable securities, and $8.3 million in long-term bank deposits, totaling $145.1 million, as compared to $147.7 million at December 31, 2022. The decrease for the first three months of 2023 principally reflected cash used in operating activities, partially offset by cash proceeds from exercise of stock-based awards of approximately $1.7 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $145.1 million, $140.0 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2023, we had no new investments of cash in bank deposits and marketable securities. In addition, during the same period, marketable securities were sold or redeemed for cash amounting to $6.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). The amount of credit losses recorded for the first three months of 2023 was immaterial. For more information about our marketable securities, see Note 5 to the interim condensed consolidated financial statements for the three months ended March 31, 2023.

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

Operating Activities

Cash used in operating activities for the first three months of 2023 was $5.1 million and consisted of net loss of $4.9 million, adjustments for non-cash items of $5.0 million, and changes in operating assets and liabilities of $5.2 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization of intangible assets, and $3.9 million of equity-based compensation expenses, offset with $0.3 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.8 million, an increase in prepaid expenses and other assets of $2.2 million (mainly as a result of payment of a yearly design tool subscription), and an increase in deferred taxes, net of $0.9 million, partially offset by an increase in deferred revenues of $0.8 million, and an increase in accrued payroll and related benefits of $0.7 million.

Cash provided by operating activities for the first three months of 2022 was $9.8 million and consisted of net loss of $1.7 million, adjustments for non-cash items of $6.7 million, and changes in operating assets and liabilities of $4.8 million. Adjustments for non-cash items primarily consisted of $1.9 million of depreciation and amortization of intangible assets, $3.4 million of equity-based compensation expenses, and $1.1 million of remeasurement of marketable equity securities. The increase in operating assets and liabilities primarily consisted of a decrease in trade receivables of $3.9 million, an increase in trade payables of $0.7 million, and an increase of accrued payroll and related benefits of $3.7 million, partially offset by an increase in prepaid expenses and other assets of $3.0 million (mainly as a result of payment of a yearly design tool subscription), and an increase in deferred taxes, net of $1.0 million.

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

Investing Activities

Net cash provided by investing activities for the first three months of 2023 was $6.5 million, compared to $4.8 million of net cash used in investing activities for the comparable period of 2022. We had a cash inflow of $6.6 million with respect to investments in marketable securities during the first three months of 2023, as compared to a cash outflow of $8.8 million and a cash inflow of $3.5 million with respect to investments in marketable securities during the first three months of 2022. For the first three months of 2022, we had proceeds of $1.4 million from bank deposits. We had a cash outflow of $0.1 million and $0.9 million during the first three months of 2023 and 2022, respectively, from purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the first three months of 2023 was $1.7 million, as compared to $1.7 million of net cash provided by financing activities for the comparable period of 2022.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during both the first three months of 2023 and 2022. As of March 31, 2023, we had 278,799 shares available for repurchase.

During the first three months of 2023, we received $1.7 million from the exercise of stock-based awards, as compared to $1.7 million received for the comparable period of 2022.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $263,000 for the first quarter of 2023, and a foreign exchange loss of $89,000 for the comparable period of 2022.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2023 and 2022, we recorded accumulated other comprehensive loss of $253,000 and accumulated other comprehensive gain of $101,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2023, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $360,000, which will be recorded in the consolidated statements of income (loss) during the following five months. We recognized a net loss of $171,000 for the first quarter of 2023, and a net loss of $110,000 for the comparable period of 2022, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of March 31, 2023, the unrealized losses associated with our investments were approximately $6.2 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first quarter of 2023. However, we can provide no assurance that we will recover present declines in the market value of our investments. See “Risk Factors— We have broad discretion with respect to the application of our cash, cash equivalents and financial investments, which may not yield returns for a variety of reasons, many of which may be outside of our control.” for more detailed information.

Interest income and gains and losses from marketable securities, net, were $1.19 million for the first quarter of 2023, as compared to $0.37 million for the comparable period of 2022. The increase in interest income, and gains and losses from marketable securities, net, during the first quarter of 2023, principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

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

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

We are not a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

Item 1A    RISK FACTORS

Other than as described below, we have not identified any material changes to the Risk Factors previously disclosed in Part I—Item IA—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of those factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

We have broad discretion with respect to the application of our cash, cash equivalents and financial investments, which may not yield returns for a variety of reasons, many of which may be outside of our control.

We have broad discretion in the application of our cash, cash equivalents and financial investments, and we may spend or invest these funds without the approval of stockholders in ways that do not improve our results of operations or enhance the value of our common stock. We have established a corporate investment policy governing the investment and management of our cash balances in excess of operational needs. Pursuant to this investment policy, we hold an investment portfolio of marketable securities consisting principally of corporate bonds in the amount of $112.1 million as of December 31, 2022 and $106.1 million as of March 31, 2023, out of total cash and cash equivalents, short-term bank deposits and marketable securities of $139.5 million and $136.8 million as of December 31, 2022 and March 31, 2023, respectively. These positions are reviewed by the audit committee of our board of directors on a quarterly basis.

Given the concentration of our investments in corporate bonds, we are significantly exposed to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. As of March 31, 2023, the unrealized losses associated with our investments in available-for-sale marketable securities were approximately $6.2 million due to the dramatic changes in the U.S. interest rate environment. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during either 2022 or the first quarter of 2023, however, we can provide no assurance that we will recover present declines in the market value of our investments.

Furthermore, we are also exposed to risks related to the solvency of the banks in which we make our financial investments. While the majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks, deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. We monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, but these balances, as well as the value of our corporate bonds, could be impacted if one or more of the financial institutions with which we deposit our funds or with respect to which we hold bonds fails or is subject to other adverse conditions in the financial or credit markets. While our risk related to certain of our corporate bonds has increased recently due to the recent liquidity crisis at Credit Suisse, we have not experienced any material adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations from matters relating to the banking failures and other adverse developments affecting certain financial institutions in recent months. However, we can provide no assurance that access to our invested cash and cash equivalents or the value of our corporate bonds will not be affected if the relevant financial institutions fail.

Our cash position and investment returns may also be impacted by other factors outside of our control, including but not limited to rising levels of inflation globally, volatility in the financial markets, and market and economic conditions in general. A loss on our investments may also negatively impact our liquidity, which in turn may hurt our ability to invest in our business.

Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2023.

Item 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4    MINE SAFETY DISCLOSURES

Not applicable.

Item 5    OTHER INFORMATION

Not applicable.

Item 6    EXHIBITS

Exhibit No.	Description
10.1†	2023 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 21, 2023)*
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Indicates management compensatory plan or arrangement.
* Portions of this exhibit are redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 10, 2023	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: May 10, 2023	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)