Form 10-Q
period 2023-06-30
CEVA INC
filed 2023-08-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,633,018 of common stock, $0.001 par value, as of August 4, 2023.

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

●

Our belief that our portfolio of wireless connectivity and smart sensing technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification, and our belief in the continued interest in our portfolio, in both traditional and new areas;

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

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home market, and expectation that the overall addressable market will be more than 15 billion devices annually by 2027 based on research from ABI Research;

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

●

Our belief that our newest generation family of AI NPUs present a highly-efficient and high performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud, , and that more than 2.5 billion Edge AI devices will ship annually by 2026 based on research from Yole Group;

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing;

●

Our expectation that we are well positioned for long-term growth in revenues in the base station and IoT product categories, including from a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2023	December 31, 2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$27,511	$21,285
Short-term bank deposits	10,433	6,114
Marketable securities	97,703	112,080
Trade receivables (net of allowance for credit losses of $313 as of both June 30, 2023 and December 31, 2022)	31,872	31,250
Prepaid expenses and other current assets	7,753	6,896
Total current assets	175,272	177,625
Long-term assets:
Bank deposits	-	8,205
Severance pay fund	7,916	8,475
Deferred tax assets, net	8,936	8,599
Property and equipment, net	6,868	7,099
Operating lease right-of-use assets	9,836	10,283
Goodwill	76,771	74,777
Intangible assets, net	6,907	6,680
Investments in marketable equity securities	172	408
Other long-term assets	7,595	6,291
Total long-term assets	125,001	130,817
Total assets	$300,273	$308,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,104	$1,995
Deferred revenues	3,788	3,168
Accrued expenses and other payables	5,563	6,660
Accrued payroll and related benefits	12,777	18,473
Operating lease liabilities	2,895	2,982
Total current liabilities	26,127	33,278
Long-term liabilities:
Accrued severance pay	8,702	9,064
Operating lease liabilities	6,239	6,703
Other accrued liabilities	621	526
Total long-term liabilities	15,562	16,293
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 shares issued at June 30, 2023 and December 31, 2022. 23,539,104 and 23,215,439 shares outstanding at June 30, 2023 and December 31, 2022, respectively	24	23
Additional paid in-capital	244,250	242,841
Treasury stock at cost (56,056 and 379,721 shares of common stock at June 30, 2023, and December 31, 2022, respectively)	(1,462)	(9,904)
Accumulated other comprehensive loss	(5,583)	(6,249)
Retained earnings	21,355	32,160
Total stockholders’ equity	258,584	258,871
Total liabilities and stockholders’ equity	$300,273	$308,442

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Licensing, NRE and related revenue	$37,522	$44,516	$16,801	$22,123
Royalties	17,385	23,070	9,371	11,072
Total revenues	54,907	67,586	26,172	33,195
Cost of revenues	10,887	13,229	5,572	6,825
Gross profit	44,020	54,357	20,600	26,370
Operating expenses:
Research and development, net	40,385	39,748	19,594	19,538
Sales and marketing	5,840	5,646	2,795	2,723
General and administrative	8,217	7,271	4,169	3,635
Amortization of intangible assets	645	1,500	316	750
Total operating expenses	55,087	54,165	26,874	26,646
Operating income (loss)	(11,067)	192	(6,274)	(276)
Financial income, net	2,576	695	1,121	413
Remeasurement of marketable equity securities	(236)	(1,816)	(119)	(685)
Loss before taxes on income	(8,727)	(929)	(5,272)	(548)
Income tax expense	1,963	1,890	546	575
Net loss	$(10,690)	$(2,819)	$(5,818)	$(1,123)

Basic and diluted net loss per share	$(0.46)	$(0.12)	$(0.25)	$(0.05)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,405	23,139	23,476	23,174

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss:	$(10,690)	$(2,819)	$(5,818)	$(1,123)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized losses	867	(4,632)	137	(1,793)
Reclassification adjustments for (gains) losses included in net loss	(76)	21	16	21
Net change	791	(4,611)	153	(1,772)
Cash flow hedges:
Changes in unrealized gains (losses)	(630)	(1,400)	(205)	(1,402)
Reclassification adjustments for losses included in net loss	574	742	403	632
Net change	(56)	(658)	198	(770)
Other comprehensive income (loss) before tax	735	(5,269)	351	(2,542)
Income tax expense (benefit) related to components of other comprehensive income (loss)	69	(1,116)	24	(455)
Other comprehensive income (loss), net of taxes	666	(4,153)	327	(2,087)
Comprehensive loss	$(10,024)	$(6,972)	$(5,491)	$(3,210)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(10,690)	(10,690)
Other comprehensive income	—	—	—	—	666	—	666
Equity-based compensation	—	—	8,064	—	—	—	8,064
Issuance of treasury stock upon exercise of stock-based awards	323,665	1	(6,655)	8,442	—	(115)	1,673
Balance as of June 30, 2023	23,539,104	$24	$244,250	$(1,462)	$(5,583)	$21,355	$258,584

	Common stock
Three months ended June 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2023	23,416,026	$23	$243,141	$(4,672)	$(5,910)	$27,288	$259,870
Net loss	—	—	—	—	—	(5,818)	(5,818)
Other comprehensive income	—	—	—	—	327	—	327
Equity-based compensation	—	—	4,205	—	—	—	4,205
Issuance of treasury stock upon exercise of stock-based awards	123,078	1	(3,096)	3,210	—	(115)	—
Balance as of June 30, 2023	23,539,104	$24	$244,250	$(1,462)	$(5,583)	$21,355	$258,584

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(2,819)	(2,819)
Other comprehensive loss	—	—	—	—	(4,153)	—	(4,153)
Equity-based compensation	—	—	6,692	—	—	—	6,692
Purchase of treasury stock	(136,091)	—	—	(4,457)	—	—	(4,457)
Issuance of treasury stock upon exercise of stock-based awards	289,296	—	(4,699)	6,556	—	(137)	1,720
Balance as of June 30, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715

	Common stock
Three months ended June 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2022	23,204,274	$23	$235,563	$(8,828)	$(2,438)	$53,759	$278,079
Net loss	—	—	—	—	—	(1,123)	(1,123)
Other comprehensive loss	—	—	—	—	(2,087)	—	(2,087)
Equity-based compensation	—	—	3,303	—	—	—	3,303
Purchase of treasury stock	(136,091)	—	—	(4,457)	—	—	(4,457)
Issuance of treasury stock upon exercise of stock-based awards	69,574	—	(1,487)	1,594	—	(107)	—
Balance as of June 30, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715

The accompanying notes are an integral part of the consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,690)	$(2,819)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,462	1,594
Amortization of intangible assets	1,379	2,335
Equity-based compensation	8,064	6,692
Realized loss (gain) on sale of available-for-sale marketable securities	(76)	21
Amortization of premiums on available-for-sale marketable securities	40	232
Unrealized foreign exchange loss (gain)	(352)	148
Remeasurement of marketable equity securities	236	1,816
Changes in operating assets and liabilities:
Trade receivables	(657)	(516)
Prepaid expenses and other assets	(1,965)	(1,124)
Operating lease right-of-use assets	447	1,060
Accrued interest on bank deposits	(114)	124
Deferred tax, net	(406)	(3,663)
Trade payables	(898)	460
Deferred revenues	620	(4,115)
Accrued expenses and other payables	(1,177)	747
Accrued payroll and related benefits	(5,545)	(490)
Operating lease liability	(464)	(1,062)
Accrued severance pay, net	233	271
Net cash provided by (used in) operating activities	(9,863)	1,711

Cash flows from investing activities:
Purchase of property and equipment	(1,231)	(2,103)
Acquisition of business	(3,600)	—
Investment in bank deposits	—	(12,000)
Proceeds from bank deposits	4,000	19,385
Investment in available-for-sale marketable securities	(2,455)	(27,260)
Proceeds from maturity of available-for-sale marketable securities	7,000	6,796
Proceeds from sale of available-for-sale marketable securities	10,659	2,926
Net cash provided by (used in) investing activities	14,373	(12,256)

Cash flows from financing activities:
Purchase of treasury stock	—	(4,457)
Proceeds from exercise of stock-based awards	1,673	1,720
Net cash provided by (used in) financing activities	1,673	(2,737)
Effect of exchange rate changes on cash and cash equivalents	43	(582)
Increase (decrease) in cash and cash equivalents	6,226	(13,864)
Cash and cash equivalents at the beginning of the period	21,285	33,153
Cash and cash equivalents at the end of the period	$27,511	$19,289

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$3,871	$4,977
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$—	$336
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,028	$444

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of wireless connectivity and smart sensing technologies and is a provider of chip design services. The Company’s offerings include Digital Signal Processors (“DSPs”), AI processors, short and long range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, spatial audio, image enhancement, computer vision, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. These technologies are offered in combination with Non-Recurring Engineering (“NRE”) services from CEVA’s Intrinsix Corp. (“Intrinsix”) business, helping customers address their most complex and time-critical integrated circuit design projects. CEVA’s DSP and AI neural processing unit (“NPU”) platforms address the technology requirements of: 5G baseband processing for mobile, broadband, cellular IoT and Radio Access Network (“RAN”); generative AI workloads associated with computer vision for any camera, 4D and LIDAR-enabled device; audio/voice/sound; and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of software and Inertial Measurement Unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-WideBand (“UWB”) are the most broadly licensed connectivity platforms in the industry.

CEVA’s Intrinsix business also expands its market reach to the aerospace and defense markets and allows it to offer custom System on Chip (“SoC”) solutions that combine CEVA’s standardized, off-the-shelf IP together with Intrinsix’s NRE design capabilities and IP in RF, mixed-signal, security, high complexity digital design, chiplets and more.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

In May 2023, the Company entered into an agreement to acquire the VisiSonics 3D spatial audio business (“VisiSonics”). Under the terms of the agreement, the Company agreed to pay an aggregate of $3,600 at closing, and each of VisiSonics’ two founders will be entitled to an additional payment of $100 payable in equal monthly installments over the 12-month period following the closing in connection with their provision of consulting services. The main strategic driver for the acquisition is that VisiSonics’ spatial audio R&D team and software, which has close ties to the Company’s sensor fusion R&D development center, extend the Company’s application software portfolio for embedded systems, bolstering the Company’s strong market position in hearables where spatial audio is quickly becoming a must-have feature.

In addition, the Company incurred acquisition-related expenses associated with the VisiSonics transaction in a total amount of $95, which were included in general and administrative expenses for the three and six months ended June 30, 2023. Acquisition-related costs included legal and accounting fees.

The results of VisiSonics's operations have been included in the interim condensed consolidated financial statements since May 5, 2023. Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company's consolidated statement of income.

The acquisition of the VisiSonics business has been accounted in accordance with FASB Accounting Standards Codification (“ASC”) No. 805, “Business Combinations”. Under the acquisition method of accounting, the total purchase price is allocated to the intangible assets based on their fair values on the closing date. The excess of the purchase price over the identifiable intangible assets was recorded as goodwill.

The purchase price allocations have been prepared on a preliminary basis based on information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocations may result as additional information becomes available.

Goodwill generated from this business combination is attributed to synergies between the Company's and VisiSonics's respective products and services.

The preliminary purchase price allocation for the acquisition has been determined as follows:

Intangible assets:
Technologies	$1,174
Customer relationships	432
Goodwill	1,994
Total assets	$3,600

NOTE 4:	REVENUE RECOGNITION

Under ASC No. 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on NRE services or on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2023	2024	2025
Licensing, NRE and related revenues	$8,160	$2,194	$676

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Six months ended June 30, 2023 (unaudited)			Three months ended June 30, 2023 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$5,700	$3,061	$8,761	$2,909	$1,411	$4,320
Europe and Middle East	4,643	1,312	5,955	2,309	453	2,762
Asia Pacific	26,677	13,012	39,689	11,556	7,507	19,063
Other	502	—	502	27	—	27
Total	$37,522	$17,385	$54,907	$16,801	$9,371	$26,172

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$29,739	$12,445	$42,184	$13,207	$6,780	$19,987
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	7,783	4,940	12,723	3,594	2,591	6,185
Total	$37,522	$17,385	$54,907	$16,801	$9,371	$26,172

Timing of revenue recognition
Products transferred at a point in time	$25,524	$17,385	$42,909	$10,903	$9,371	$20,274
Products and services transferred over time	11,998	—	11,998	5,898	—	5,898
Total	$37,522	$17,385	$54,907	$16,801	$9,371	$26,172

	Six months ended June 30, 2022 (unaudited)			Three months ended June 30, 2022 (unaudited)
	Licensing, NRE and related revenues	Royalties	Total	Licensing, NRE and related revenues	Royalties	Total
Primary geographical markets
United States	$9,637	$4,100	$13,737	$5,162	$1,829	$6,991
Europe and Middle East	2,534	1,340	3,874	2,097	675	2,772
Asia Pacific	32,345	17,630	49,975	14,864	8,568	23,432
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$32,810	$17,262	$50,072	$15,995	$8,200	$24,195
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	11,706	5,808	17,514	6,128	2,872	9,000
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

Timing of revenue recognition
Products transferred at a point in time	$30,776	$23,070	$53,846	$14,844	$11,072	$25,916
Products and services transferred over time	13,740	—	13,740	7,279	—	7,279
Total	$44,516	$23,070	$67,586	$22,123	$11,072	$33,195

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2023 (unaudited)	December 31, 2022

Trade receivables	$13,502	$12,297
Unbilled receivables (associated with licensing, NRE and related revenue)	8,570	8,695
Unbilled receivables (associated with royalties)	9,800	10,258
Deferred revenues (short-term contract liabilities)	3,788	3,168

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

During the three and six months ended June 30, 2023, the Company recognized $835 and $2,396, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2023.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2023 (Unaudited)
Weighted average remaining lease term (years)	4.65
Weighted average discount rates	3.50%

Total operating lease cost and cash payments for operating leases were as follows:

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$1,642	$1,643	$820	$843
Cash payments for operating leases	1,647	1,616	828	786

Maturities of lease liabilities are as follows:

The remainder of 2023	$1,573
2024	2,739
2025	2,129
2026	1,036
2027	963
2028 and thereafter	1,368
Total undiscounted cash flows	9,808
Less imputed interest	674
Present value of lease liabilities	$9,134

NOTE 6:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2023 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$29,099	$—	$(1,616)	$27,483

Available-for-sale - matures after one year through four years:
Corporate bonds	74,640	3	(4,423)	70,220
Total
	$103,739	$3	$(6,039)	$97,703

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,552	$—	$(1,330)	$16,222

Available-for-sale - matures after one year through five years:
Corporate bonds	101,355	38	(5,535)	95,858

Total	$118,907	$38	$(6,865)	$112,080

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023, and December 31, 2022, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2023 (unaudited)	$18,905	$(268)	$77,534	$(5,771)
As of December 31, 2022	$58,706	$(1,885)	$48,539	$(4,980)

As of June 30, 2023, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$92	$—	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(16)	$(21)	$(16)	$(21)

NOTE 7:	FAIR VALUE MEASUREMENT

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

Description	June 30, 2023 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$97,703	—	$97,703	—
Foreign exchange contracts	2	—	2	—
Investments in marketable equity securities	172	172	—	—

Liabilities:
Foreign exchange contracts	$164	—	$164	—

Description	December 31, 2022	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$112,080	—	$112,080	—
Foreign exchange contracts	13	—	13	—
Investments in marketable equity securities	408	408	—	—

Liabilities:
Foreign exchange contracts	$119	—	$119	—

NOTE 8:	GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	June 30, 2023 (unaudited)	December 31, 2022

Balance as of January 1,	$74,777	$74,777
Acquisition	1,994	—
Balance as of June 30,	$76,771	$74,777

(b)	Intangible assets:

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

		June 30, 2023 (unaudited)				December 31, 2022
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Impairment (*)	Net	Gross carrying amount	Accumulated amortization	Impairment (*)	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of VisiSonics business
Customer relationships	4.0	$432	$18	$—	$414	$—	$—	$—	$—
Technologies	5.0	1,174	39	—	1,135	—	—	—	—

Intangible assets related to the acquisition of Intrinsix business
Customer relationships	5.5	$3,604	$1,365	$—	$2,239	$3,604	$1,037	$—	$2,567
Customer backlog	1.5	421	421	—	—	421	421	—	—
Patents	5.0	218	91	—	127	218	69	—	149
Core technologies	3.0	3,329	2,312	—	1,017	3,329	1,757	—	1,572

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	$3,518	$3,110	$—	$408	$3,518	$2,998	$—	$520
Customer backlog	0.5	72	72	—	—	72	72	—	—
R&D Tools	7.5	2,475	1,305	—	1,170	2,475	1,140	—	1,335

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	$7,063	$3,507	$3,556	$—	$7,063	$3,507	$3,556	$—

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies	7.0	$1,961	$1,564	$—	$397	$1,961	$1,424	$—	$537

Total intangible assets		$24,267	$13,804	$3,556	$6,907	$22,661	$12,425	$3,556	$6,680

(*) During 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company has decided to cease the development of this product line.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Future estimated annual amortization charges are as follows:

Reminder of 2023	$1,460
2024	2,252
2025	1,532
2026	1,299
2027	286
2028	78
$6,907

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property and co-creation solutions to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Revenues based on customer location:
United States	$8,761	$13,737	$4,320	$6,991
Europe and Middle East	5,955	3,874	2,762	2,772
Asia Pacific (1)	39,689	49,975	19,063	23,432
Other	502	—	27	—
	$54,907	$67,586	$26,172	$33,195

(1) China	$30,477	$41,572	$12,714	$18,601

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2023 (unaudited)		2022 (unaudited)	2023 (unaudited)	2022 (unaudited)

Customer A		*)	11%	12%	11%
Customer B		*)	—	12%	—

*) Less than 10%

NOTE 10:	NET LOSS PER SHARE OF COMMON STOCK

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

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Numerator:
Net loss	$(10,690)	$(2,819)	$(5,818)	$(1,123)
Denominator (in thousands):
Basic weighted-average common stock outstanding	23,405	23,139	23,476	23,174
Diluted weighted average common stock outstanding	23,405	23,139	23,476	23,174

Basic and diluted net loss per share	$(0.46)	$(0.12)	$(0.25)	$(0.05)

The total number of shares related to outstanding equity-based awards was 1,350,825 for both the three and six months ended June 30, 2023, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 915,698 for both the three and six months ended June 30, 2022, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of June 30, 2023, and December 31, 2022, there were no outstanding or exercisable SAR units left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2023, are as follows:

	Number of options (1)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	106,000	$20.24	2.0	$609
Granted	—	—
Exercised	(26,000)	19.36
Forfeited or expired	—	—
Outstanding as of June 30, 2023	80,000	$20.53	2.0	$446
Exercisable as of June 30, 2023	80,000	$20.53	2.0	$446

(1)	Represent options granted to non-employee directors of the Company only. As of June 30, 2023, and December 31, 2022, there were no outstanding or exercisable options granted to employees left.

As of June 30, 2023, there were no unrecognized compensation expenses related to unvested stock options.

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

On November 9, 2022, the Company reported that Gideon Wertheizer had announced his intention to retire from his position as the Company’s Chief Executive Officer (“CEO”) and an employee of the Company, effective as of January 1, 2023. In connection with his retirement, the Company’s Board of Directors (the “Board”) determined to accelerate in full the vesting of Mr. Wertheizer’s 34,887 unvested RSUs.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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
50% (*)

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2023 license, NRE and related revenue target approved by the Board (the “2023 License Revenue Target”). The vesting threshold is achievement of 90% of 2023 License Revenue Target. If the Company’s achievement of the 2023 License Revenue Target is above 90% but less than 99% of the 2023 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2023 License Revenue Target, every 1% increase of the 2023 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2023 is greater than the S&P Semiconductors Select Industry index (the “S&P index”). The vesting threshold is if the return on the Company’s stock for 2023 is at least 90% of the S&P index. If the return on the Company’s stock, in comparison to the S&P index, is above 90% but less than 99% of the S&P index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P index, every 1% increase in comparison to the S&P index, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2023 is greater than the Russell 2000 index (the “Russell index”). The vesting threshold is if the return on the Company’s stock for 2023 is at least 90% of the Russell index. If the return on the Company’s stock, in comparison to the Russell index, is above 90% but less than 99% of the Russell index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the Russell index, every 1% increase in comparison to the Russell index, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

(*) As of June 30, 2023, the Company's management estimates that it is not probable that the performance condition will be met by year end.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2023, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2022	879,277	$37.57
Granted	717,034	21.31
Vested	(257,426)	39.06
Forfeited or expired	(68,060)	35.45
Unvested as of June 30, 2023 (unaudited)	1,270,825	$28.21

As of June 30, 2023, there was $28,129 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Cost of revenue	$794	$683	$390	$344
Research and development, net	4,593	4,001	2,420	2,006
Sales and marketing	861	673	468	340
General and administrative	1,816	1,335	927	613
Total equity-based compensation expense	$8,064	$6,692	$4,205	$3,303

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2023, and December 31, 2022, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $9,250 and $12,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$2	$13
Total	$2	$13

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$109	$23
Foreign exchange forward contracts	55	96
Total	$164	$119

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(198)	$(401)	$(93)	$(401)
Foreign exchange forward contracts	(432)	(999)	(112)	(1,001)
	$(630)	$(1,400)	$(205)	$(1,402)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$112	$177	$112	$177
Foreign exchange forward contracts	462	565	291	455
	$574	$742	$403	$632

The Company recorded in cost of revenues and operating expenses a net loss of $403 and $574 during the three and six months ended June 30, 2023, respectively, and a net loss of $632 and $742 during the comparable periods of 2022, related to its Hedging Contracts

NOTE 13:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2023 (unaudited)			Three months ended June 30, 2023 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(6,142)	$(107)	$(6,249)	$(5,550)	$(360)	$(5,910)
Other comprehensive income (loss) before reclassifications	798	(631)	167	114	(205)	(91)
Amounts reclassified from accumulated other comprehensive loss	(77)	576	499	15	403	418
Net current period other comprehensive income (loss)	721	(55)	666	129	198	327
Ending balance	$(5,421)	$(162)	$(5,583)	$(5,421)	$(162)	$(5,583)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

	Six months ended June 30, 2022 (unaudited)			Three months ended June 30, 2022 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$(2,594)	$156	$(2,438)
Other comprehensive loss before reclassifications	(3,597)	(1,221)	(4,818)	(1,430)	(1,225)	(2,655)
Amounts reclassified from accumulated other comprehensive income (loss)	17	648	665	17	551	568
Net current period other comprehensive loss	(3,580)	(573)	(4,153)	(1,413)	(674)	(2,087)
Ending balance	$(4,007)	$(518)	$(4,525)	$(4,007)	$(518)	$(4,525)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(11)	$(13)	$(7)	$(11)	Cost of revenues
	(495)	(647)	(348)	(551)	Research and development
	(13)	(18)	(9)	(15)	Sales and marketing
	(55)	(64)	(39)	(55)	General and administrative
	(574)	(742)	(403)	(632)	Total, before income taxes
	2	(94)	—	(81)	Income tax expense (benefit)
	(576)	(648)	(403)	(551)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	76	(21)	(16)	(21)	Financial income (loss), net
	(1)	(4)	(1)	(4)	Income tax benefit
	77	(17)	(15)	(17)	Total, net of income taxes
	$(499)	$(665)	$(418)	$(568)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE 14:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the three and six months ended June 30,2023. During the three and six months ended June 30, 2022, the Company repurchased 136,091 shares of common stock at an average purchase price of $32.75 per share for an aggregate purchase price of $4,457. As of June 30, 2023, 278,799 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies and a provider of chip design services. We offer Digital Signal Processors (DSPs), AI processors, short and long-range connectivity solutions, 5G wireless platforms and complementary software for sensor fusion, image enhancement, computer vision, spatial audio, voice input and artificial intelligence, all of which are key enabling technologies for a smarter, more connected world. Our state-of-the-art technology is included in more than 16 billion chips shipped to date for a diverse range of end markets. In 2022, more than 1.7 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our hardware IP products and solutions are licensed to customers who embed them into their System on Chip (SoC) designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial, aerospace and defense and medical. Our application software IP is licensed primarily to OEMs who embed it in their SoCs to enhance the user experience.

Our ultra-low-power hardware IP offerings are deployed in devices for wireless connectivity and smart sensing workloads. Our wireless portfolio includes 5G baseband processing platforms for mobile broadband, cellular IoT and base station RAN, and UWB, Bluetooth and Wi-Fi technologies for a range of connectivity devices. Our smart sensing portfolio includes advanced DSP and AI neural processing unit (NPU) platforms for cameras, radars, microphones, and other sensors, which enable generative AI in conjunction with computer vision, audio, voice, motion sensing and other applications. We also offer processor-agnostic sensor IP for the processing of accelerometers, gyroscopes, magnetometers and optical flow, as well as spatial audio, noise cancellation and voice recognition.

Our Intrinsix chip design business unit enables us to offer our customers SoC design services, which we refer to as custom SoC solutions, that take advantage of our IP portfolio, Intrinsix’s designed to deliver (D2D) and security IP and Intrinsix’s design capabilities for digital, mix signal and RF. We believe that having chip design expertise as part of our offerings strengthens our relationships with customers, streamlines IP adoption, generates recurrent royalties and more. Furthermore, Intrinsix’s experience and customer base in the growing chip development programs with the U.S. Department of Defense and the Defense Advanced Research Projects Agency (DARPA) together with its IP offerings for processor security and chiplets extends CEVA’s serviceable market and revenue base.

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

We believe our portfolio of wireless connectivity and smart sensing technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification. Although results were lower than anticipated for the second quarter of 2023, we continue to experience continued interest across our portfolio due to these trends, in both traditional and new areas. In the second quarter of 2023, eleven of the seventeen IP licensing and NRE deals concluded were for connectivity and six were for smart sensing applications.

We believe the following key elements represent significant growth drivers for the company:

●

We believe our PentaG2 platform and DSPs for 5G handsets and 5G IoT endpoints is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. In the second quarter of 2023, we signed an agreement with a wireless semiconductor player for a wireless communication DSP to develop a 5G RedCap modem targeting the broad markets where Broadband IoT is required.

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

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the second quarter of 2023, we signed three new combo customers for our Wi-Fi 6 and Bluetooth 5 IPs. We believe that Wi-Fi presents a significant royalty opportunity, given our dominant market position in licensing Wi-Fi 6 with more than 40 customers to date.

●

The growing market for True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our software IP. To better address this market, our RealSpace Spatial Audio & Head Tracking Solution, WhisPro speech recognition technology and ClearVox voice input software are offered in conjunction with our audio/voice DSPs.

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

●

Transformer and classic neural networks are increasingly being deployed in a wide range of devices in order to make these devices “smarter.”  Our newest generation family of AI NPUs present a highly-efficient and high performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud. Per research from Yole Group, 2.5 billion Edge AI devices will ship annually by 2026, illustrating the huge potential of the market.

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is licensed to OEMs and semiconductor companies that can run the software on CEVA DSPs or a variety of RISC CPUs. The MotionEngine software expands and complements CEVA’s smart sensing technology. Hillcrest Labs’ technology has already shipped in more than 300 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our diversification strategy beyond baseband for handsets, and our progress in addressing those new markets under the base station and IoT umbrella, we believe we are well positioned for long-term growth in shipments and royalty revenues derived from this product category. These devices are comprised of a range of different products at different royalty ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $26.2 million and $54.9 million for the second quarter and first half of 2023, representing a decrease of 21% and 19% as compared to the corresponding periods in 2022. The decrease in total revenues for the second quarter and first half of 2023 was mainly due to challenging macroeconomic conditions that have led to slower than expected licensing activities related to new chip design starts and generally weaker demand and sales for handsets and PCs that affected our royalty revenues. Licensing revenues came in below our expectations, primarily related to semiconductor startups, a customer base that is an important contributor to any IP licensing business. Semiconductor startups rely on venture capital funding to underpin their businesses, but due to the macroeconomic environment, funding from venture capital investors for these companies slowed down towards the end of 2022, with additional instability during the first half of 2023 resulting from the Silicon Valley Bank failure. Consequentially, some of the deals with startups we expected would close in the second quarter of 2023 did not come through as planned, resulting in our unexpected shortfall in licensing revenues. The decrease in total revenues for the first half of 2023 was also mainly due to the decrease in royalties from smartphone and PC that was primarily driven by a pull-in of handset baseband shipments in the fourth quarter of 2022, combined with traditional seasonality and inventory buildup.

Our five largest customers accounted for 43% and 30% of our total revenues for the second quarter and first half of 2023, respectively, as compared to 36% and 32% for the comparable periods in 2022. Two customers accounted both for 12% of our total revenues for the second quarter of 2023, as compared to one customer that accounted for 11% of our total revenues for the second quarter of 2022. There were no customers that accounted for more than 10% of our total revenues for the first half of 2023, as compared to one customer that accounted for 11% of our total revenues for the first half of 2022. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2023, and collectively represented 47% and 38% of our total royalty revenues for the second quarter and first half of 2023, respectively. Two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2022, and collectively represented 43% and 45% of our total royalty revenues for the second quarter and first half of 2022, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First Half 2023	First Half 2022	Second Quarter 2023	Second Quarter 2022

Connectivity products	77%	74%	76%	73%
Smart sensing products	23%	26%	24%	27%

Licensing, NRE and Related Revenues

Licensing, NRE and related revenues were $16.8 million and $37.5 million for the second quarter and first half of 2023, respectively, representing a decrease of 24% and 16%, as compared to the corresponding periods in 2022. The decrease in licensing, NRE and related revenues for the second quarter and first half of 2023 was mainly due to a slowdown in funding of semiconductor startups that limited our ability to conclude some customer licensing agreements. Our licensing, NRE and related revenues business continues to generate customer traction across our diversified portfolio.

Seventeen IP license and NRE agreements were concluded during the second quarter of 2023, targeting a wide variety of end markets and applications, including Wi-Fi 6 and Bluetooth 5 for combo connectivity chips targeting consumer, smart home and industrial IoT, 5G Redcap and cellular IoT wireless communications for industrial, UWB for digital car keys and in-cabin radar in automotive, AI for automotive ADAS and sensor fusion for digital pens. Five of the seventeen deals were with first-time customers.

Licensing and related revenues accounted for 64% and 68% of our total revenues for the second quarter and first half of 2023, respectively, as compared to 67% and 66% for the comparable periods of 2022.

Royalty Revenues

Royalty revenues were $9.4 million and $17.4 million for the second quarter and first half of 2023, respectively, representing a decrease of 15% and 25%, as compared to the corresponding periods in 2022. Royalty revenues accounted for 36% and 32% of our total revenues for the second quarter and first half of 2023, respectively, as compared to 33% and 34% for the comparable periods of 2022. The decrease in royalty revenues for the second quarter and first half of 2023 was mainly due to customer inventory adjustments and prolonged weak demand for smartphones and PCs. After a weak first quarter, we saw a good recovery in the second quarter of 2023, driven by smartphones targeting emerging markets and restocking for consumer and industrial IoT products following the inventory correction.

Our customers reported sales of 370 million and 667 million chipsets incorporating our technologies for the second quarter and first half of 2023, respectively, a decrease of 14% and 31% from the corresponding periods in 2022 for actual shipments reported.

The five largest royalty-paying customers accounted for 64% and 53% of our total royalty revenues for the second quarter and first half of 2023, respectively, as compared to 63% for both the comparable periods of 2022.

Geographic Revenue Analysis

	First Half 2023		First Half 2022		Second Quarter 2023		Second Quarter 2022
	(in millions, except percentages)
United States	$8.7	16%	$13.7	20%	$4.3	16%	$7.0	21%
Europe and Middle East	$6.0	11%	$3.9	6%	$2.8	11%	$2.8	8%
Asia Pacific (1)	$39.7	72%	$50.0	74%	$19.1	73%	$23.4	71%
Other	$0.5	1%	—	—	$0.0	0%	—	—

(1) China	$30.5	56%	$41.6	62%	$12.7	49%	$18.6	56%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $5.6 million and $10.9 million for the second quarter and first half of 2023, respectively, as compared to $6.8 million and $13.2 million for the comparable periods of 2022. Cost of revenues accounted for 21% and 20% of our total revenues for the second quarter and first half of 2023, respectively, as compared to 21% and 20% for the comparable periods of 2022. The decrease for both the second quarter and first half of 2023 principally reflected lower electronic design automation (EDA) tools associated with the Intrinsix business as well as its engineering resources. Included in cost of revenues for the second quarter and first half of 2023 was a non-cash equity-based compensation expense of $390,000 and $794,000, respectively, as compared to $344,000 and $683,000 for the comparable periods of 2022.

Gross Margin

Gross margin for the second quarter and first half of 2023 was 79% and 80%, respectively, as compared to 79% and 80% for the comparable periods of 2022.

Operating Expenses

Total operating expenses were $26.9 million and $55.1 million for the second quarter and first half of 2023, respectively, as compared to $26.6 million and $54.2 million for the comparable periods of 2022. The net increase for both the second quarter and first half of 2023 principally reflected lower research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA), and higher non-cash equity-based compensation expenses, partially offset by lower salaries and related costs, mainly associated with lower employee-related performance costs.

Research and Development Expenses, Net

Our research and development expenses, net, were $19.6 million and $40.4 million for the second quarter and first half of 2023, respectively, as compared to $19.5 million and $39.7 million for the comparable periods of 2022. The increase for both the second quarter and first half of 2023 principally reflected lower research grants received, mainly from the IIA, and higher non-cash equity-based compensation expenses, partially offset by lower salaries and related costs, mainly associated with lower employee-related performance costs. Included in research and development expenses for the second quarter and first half of 2023 were non-cash equity-based compensation expenses of $2,420,000 and $4,593,000, respectively, as compared to $2,006,000 and $4,001,000 for the comparable periods of 2022. Research and development expenses as a percentage of our total revenues were 75% and 74% for the second quarter and first half of 2023, respectively, as compared to 59% for both the comparable periods of 2022. The percentage increase for both the second quarter and first half of 2023, as compared to the comparable periods of 2022, was due to lower revenues.

The number of research and development personnel was 339 at June 30, 2023, as compared to 333 at June 30, 2022.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.8 million and $5.8 million for the second quarter and first half of 2023, respectively, as compared to $2.7 million and $5.6 million for the comparable periods of 2022. Included in sales and marketing expenses for the second quarter and first half of 2023 were non-cash equity-based compensation expenses of $468,000 and $861,000, respectively, as compared to $340,000 and $673,000 for the comparable periods of 2022. Sales and marketing expenses as a percentage of our total revenues were 11% for both the second quarter and first half of 2023, as compared to 8% for both the comparable periods of 2022.

The total number of sales and marketing personnel was 36 at June 30, 2023, as compared to 34 at June 30, 2022.

General and Administrative Expenses

Our general and administrative expenses were $4.2 million and $8.2 million for the second quarter and first half of 2023, respectively, as compared to $3.6 million and $7.3 million for the comparable periods of 2022. The increase for both the second quarter and first half of 2023 primarily reflected higher professional services cost and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2023 were non-cash equity-based compensation expenses of $927,000 and $1,816,000, respectively, as compared to $613,000 and $1,335,000 for the comparable periods of 2022. General and administrative expenses as a percentage of our total revenues were 16% and 15% for the second quarter and first half of 2023, respectively, as compared to 11% for both the comparable periods of 2022.

The number of general and administrative personnel was 51 at June 30, 2023, as compared to 51 at June 30, 2022.

Amortization of Intangible Assets

Our amortization charges were $0.3 million and $0.6 million for the second quarter and first half of 2023, respectively, as compared to $0.8 million and $1.5 million for the comparable periods of 2022. The amortization charges for both the second quarter and first half of 2023 and 2022 were incurred mainly in connection with the amortization of intangible assets associated with the acquisition of Intrinsix and the acquisition of the Hillcrest Labs business. The amortization charges for the second quarter and first half of 2022 were also incurred in connection with the amortization of intangible assets associated with the strategic investment in Immervision. In the third quarter of 2022, we recorded an impairment charge in operating expenses with respect to all Immervision technology, as we decided to cease the development of this product line. For more information about our intangible assets, see Note 8 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2023.

Financial Income, Net (in millions)

	First Half 2023	First Half 2022	Second Quarter 2023	Second Quarter 2022
Financial income, net	$2.58	$0.69	$1.12	$0.41
of which:
Interest income and gains and losses from marketable securities, net	$2.22	$0.95	$1.03	$0.58
Foreign exchange gain (loss)	$0.36	$(0.26)	$0.09	$(0.17)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the second quarter and first half of 2023 principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange gain of $0.09 million and $0.36 million for the second quarter and first half of 2023, respectively, as compared to foreign exchange loss of $0.17 million and $0.26 million for the comparable periods of 2022.

Remeasurement of Marketable Equity Securities

We recorded a loss of $0.1 million and $0.2 million for the second quarter and first half of 2023, respectively, as compared to a loss of $0.7 million and $1.8 million for the comparable periods of 2022, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $0.5 million and $2.0 million for the second quarter and first half of 2023, respectively, as compared to $0.6 million and $1.9 million for the comparable periods of 2022. Our income tax expenses comprise of withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities, as well as tax expenses on income generated in our French subsidiary (under the French IP Box regime) and taxes in the U.S., mainly because of the effect of IRC Section 174, as further described below.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had approximately $27.5 million in cash and cash equivalents, $10.4 million in short-term bank deposits, and $97.7 million in marketable securities, totaling $135.6 million, as compared to $147.7 million at December 31, 2022. The decrease for the first six months of 2023 principally reflected cash used in operating activities, as well as $3.6 million cash used for the acquisition of the VisiSonics business.

Out of total cash, cash equivalents, bank deposits and marketable securities of $135.6 million, $131.6 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first six months of 2023, we invested $2.5 million of cash in marketable securities with maturities up to 39 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $21.7 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of income (loss). The amount of credit losses recorded for the first six months of 2023 was immaterial. For more information about our marketable securities, see Note 6 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

Operating Activities

Cash used in operating activities for the first six months of 2023 was $9.9 million and consisted of net loss of $10.7 million, adjustments for non-cash items of $10.7 million, and changes in operating assets and liabilities of $9.9 million. Adjustments for non-cash items primarily consisted of $2.8 million of depreciation and amortization of intangible assets, and $8.1 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.7 million, an increase in prepaid expenses and other assets of $2.0 million (mainly as a result of payment of a yearly design tool subscription in the first quarter of 2023, and an increase in applicable French research tax credits), an increase in deferred taxes, net of $0.4 million, a decrease in trade payables of $0.9 million, a decrease in accrued expenses and other payables of $1.2 million, and a decrease in accrued payroll and related benefits of $5.5 million (mainly as a result of a yearly bonus payments), partially offset by an increase in deferred revenues of $0.6 million.

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

Investing Activities

Net cash provided by investing activities for the first six months of 2023 was $14.4 million, compared to $12.3 million of net cash used in investing activities for the comparable period of 2022. We had a cash outflow of $2.5 million and a cash inflow of $17.7 million with respect to investments in marketable securities during the first half of 2023, as compared to a cash outflow of $27.3 million and a cash inflow of $9.7 million with respect to investments in marketable securities during the first half of 2022. For the first half of 2023, we had proceeds of $4.0 million from bank deposits, as compared to net proceeds of $7.4 million from bank deposits for the comparable period of 2022. We had a cash outflow of $1.2 million and $2.1 million during the first six months of 2023 and 2022, respectively, from purchase of property and equipment. For the first six months of 2023, we had a cash outflow of $3.6 million for the acquisition of the VisiSonics business.

Financing Activities

Net cash provided by financing activities for the first six months of 2023 was $1.7 million, as compared to $2.7 million of net cash used in financing activities for the comparable period of 2022.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. We did not repurchase any shares of common stock during the first six months of 2023. During the first six months of 2022, we repurchased 136,091 shares of common stock pursuant to our share repurchase program at an average purchase price of $32.75 per share, for an aggregate purchase price of $4.5 million. As of June 30, 2023, we had 278,799 shares available for repurchase.

During the first six months of 2023, we received $1.7 million from the exercise of stock-based awards, as compared to $1.7 million received for the comparable period of 2022.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $93,000 and $356,000 for the second quarter and first half of 2023, respectively, and a foreign exchange loss of $171,000 and $260,000 for the comparable periods of 2022.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2023, we recorded accumulated other comprehensive gain of $198,000 and accumulated other comprehensive loss of $55,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2022, we recorded accumulated other comprehensive loss of $674,000 and $573,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2023, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $162,000, which will be recorded in the consolidated statements of income (loss) during the following four months. We recognized a net loss of $403,000 and $574,000 for the second quarter and first half of 2023, respectively, and a net loss of $632,000 and $742,000 for the comparable periods of 2022, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of June 30, 2023, the unrealized losses associated with our investments were approximately $6.0 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the second quarter and first half of 2023. However, we can provide no assurance that we will recover present declines in the market value of our investments. See “Risk Factors— We have broad discretion with respect to the application of our cash, cash equivalents and financial investments, which may not yield returns for a variety of reasons, many of which may be outside of our control.” for more detailed information.

Interest income and gains and losses from marketable securities, net, were $1.03 million and $2.22 million for the second quarter and first half of 2023, respectively, as compared to $0.58 million and $0.95 million for the comparable periods of 2022. The increase in interest income, and gains and losses from marketable securities, net, during both the second quarter and first half of 2023, principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

We have broad discretion in the application of our cash, cash equivalents and financial investments, and we may spend or invest these funds without the approval of stockholders in ways that do not improve our results of operations or enhance the value of our common stock. We have established a corporate investment policy governing the investment and management of our cash balances in excess of operational needs. Pursuant to this investment policy, we hold an investment portfolio of marketable securities consisting principally of corporate bonds in the amount of $112.1 million as of December 31, 2022 and $97.7 million as of June 30, 2023, out of total cash and cash equivalents, short-term bank deposits and marketable securities of $139.5 million and $135.6 million as of December 31, 2022 and June 30, 2023, respectively. These positions are reviewed by the audit committee of our board of directors on a quarterly basis.

Given the concentration of our investments in corporate bonds, we are significantly exposed to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. As of June 30, 2023, the unrealized losses associated with our investments in available-for-sale marketable securities were approximately $6.0 million due to the dramatic changes in the U.S. interest rate environment. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during either 2022 or the second quarter and first half of 2023, however, we can provide no assurance that we will recover present declines in the market value of our investments.

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

Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including significant supply chain disruptions and funding trends for semiconductor startups.

We operate within the semiconductor industry, which experiences significant fluctuations in sales, profitability and financing. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. The semiconductor industry has also faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic (both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations) as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. In addition, semiconductor startups, a customer base that is an important contributor to any IP licensing business, rely on venture capital funding to underpin their businesses, but due to recent factors affecting the macroeconomic environment, funding from venture capital investors for these companies slowed down towards the end of 2022, with additional instability during the first half of 2023 resulting from the Silicon Valley Bank failure. The high interest rate environment and macroeconomic concerns related to an industry slowdown, inventory buildout and decline in semiconductor startup funding we experienced in the second half of 2022 has continued throughout the first half of 2023, and adversely affect our revenues, and may continue to impact our business. Other factors, such as further trade tensions between the U.S. and China, may prolong or deepen these challenges faced by the industry. Volatility or declines in the semiconductor industry could cause substantial fluctuations or declines in our revenues and results of operations.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2020, the Company announced that its Board of Directors approved the expansion of its share repurchase program, such that 700,000 shares of common stock were available for repurchase under the plan as of such time. No shares were repurchased during the three-months ended June 30, 2023. As of June 30, 2023, 278,799 shares of common stock remained available for repurchase under this share repurchase program.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
10.1†	CEVA, Inc. 2011 Stock Incentive Plan (incorporated by reference to an annex to the registrant’s Proxy Statement for the May 23, 2023 Annual Meeting of Stockholders, filed April 12, 2023)*
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

CEVA, INC.

Date: August 9, 2023	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: August 9, 2023	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)