Form 10-Q
period 2023-09-30
CEVA INC
filed 2023-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,561,112 of common stock, $0.001 par value, as of November 6, 2023.

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022	5
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2023 and 2022	6
	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2023 and 2022	7
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022	8
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	10
	Notes to the Interim Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	38
Item 4	Mine Safety Disclosures	38
Item 5	Other Information	38
Item 6	Exhibits	39
SIGNATURES		39

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of CEVA to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●

Our expectations around the opportunities for growth and value creation for our investors in connection with the refocusing of our efforts on our core strengths of IP development and licensing following the sale of the Intrinsix business, and our belief that our leadership position in wireless communications IP is unrivaled in the industry;

●

Our belief that our portfolio of wireless connectivity and smart sensing technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification, and our belief in the continued interest in our IP portfolio, in both traditional and new areas;

●

Our belief that our PentaG2 platform and Digital Signal Processors (DSPs) for 5G handsets and 5G IoT endpoints is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides customers and incumbents with a comprehensive solution to address the need for 5G and other communications in data centers and infrastructure;

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets, and expectation that the overall addressable market will be more than 15 billion devices annually by 2027 based on research from ABI Research;

●	Our belief that Wi-Fi presents a significant royalty opportunity given our dominant market position in licensing Wi-Fi 6 to more than 40 customers to date and our leadership position in Wi-Fi 7 IP;

●

Our belief that the high volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our Bluetooth, audio DSPs and software IP, and our belief in the capabilities of our RealSpace Spatial Audio & Head Tracking Solution, WhisPro speech recognition technology and ClearVox voice input software to enhance the user experience and offer premium features;

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

●

Our belief that our newest generation family of AI NPUs present a highly-efficient and high performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud, and that more than 2.5 billion Edge AI devices will ship annually by 2026 based on research from Yole Group;

●

Our belief that the Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing;

●

Our belief that we are well positioned for long-term growth in shipments and revenues as a result of our focus on silicon and software IP solutions that enable products to connect, sense and infer data;

●	Our expectation that a significant portion of our future revenues will continue to be generated by a limited number of customers, in part due to consolidation in the semiconductor industry;

●	Our belief that volatility in the global economic climate and financial markets could result in a significant change in the value of our investments;

●

Our belief that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$17,082	$20,116
Short-term bank deposits	10,449	6,114
Marketable securities	104,181	112,080
Trade receivables (net of allowance for credit losses of $313 as of both September 30, 2023 and December 31, 2022)	31,063	29,830
Prepaid expenses and other current assets	6,828	6,789
Current assets of discontinued operation	1,659	2,696
Total current assets	171,262	177,625
Long-term assets:
Bank deposits	—	8,205
Severance pay fund	6,411	8,475
Deferred tax assets, net	9,989	8,484
Property and equipment, net	6,733	6,624
Operating lease right-of-use assets	7,973	8,485
Goodwill	58,308	56,794
Intangible assets, net	3,245	2,392
Investments in marketable equity securities	332	408
Other long-term assets	7,993	6,291
Long-term assets of discontinued operation	23,741	24,659
Total long-term assets	124,725	130,817
Total assets	$295,987	$308,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,221	$1,859
Deferred revenues	3,994	3,098
Accrued expenses and other payables	5,462	6,545
Accrued payroll and related benefits	11,785	17,504
Operating lease liabilities	2,569	2,680
Current liabilities of discontinued operation	655	1,592
Total current liabilities	25,686	33,278
Long-term liabilities:
Accrued severance pay	7,131	9,064
Operating lease liabilities	4,590	5,207
Other accrued liabilities	575	526
Long-term liabilities of discontinued operation	1,305	1,496
Total long-term liabilities	13,601	16,293
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,695,190 and 23,595,160 shares issued at September 30, 2023 and December 31, 2022, respectively. 23,560,445 and 23,215,439 shares outstanding at September 30, 2023 and December 31, 2022, respectively	24	23
Additional paid in-capital	248,743	242,841
Treasury stock at cost (134,745 and 379,721 shares of common stock at September 30, 2023, and December 31, 2022, respectively)	(2,996)	(9,904)
Accumulated other comprehensive loss	(5,469)	(6,249)
Retained earnings	16,398	32,160
Total stockholders’ equity	256,700	258,871
Total liabilities and stockholders’ equity	$295,987	$308,442

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Licensing and related revenue	$45,739	$55,771	$13,940	$18,658
Royalties	27,518	34,462	10,133	11,392
Total revenues	73,257	90,233	24,073	30,050
Cost of revenues	9,389	11,837	2,357	5,661
Gross profit	63,868	78,396	21,716	24,389
Operating expenses:
Research and development, net	54,544	52,270	17,814	16,488
Sales and marketing	8,213	8,014	2,862	2,876
General and administrative	11,346	9,943	3,608	3,253
Amortization of intangible assets	445	1,726	149	575
Impairment of assets	—	3,556	—	3,556
Total operating expenses	74,548	75,509	24,433	26,748
Operating income (loss)	(10,680)	2,887	(2,717)	(2,359)
Financial income, net	3,497	803	924	108
Remeasurement of marketable equity securities	(76)	(2,271)	160	(455)
Income (loss) from continuing operation before taxes on income	(7,259)	1,419	(1,633)	(2,706)
Income tax expense	3,080	19,816	1,117	17,926
Net loss from continuing operation	(10,339)	(18,397)	(2,750)	(20,632)
Discontinued operation (Note 4):
Net loss from discontinued operation	(5,308)	(6,726)	(2,207)	(1,672)
Net loss	$(15,647)	$(25,123)	$(4,957)	$(22,304)

Basic and diluted net loss per share from continuing operation	$(0.44)	$(0.79)	$(0.12)	$(0.89)
Basic and diluted net loss per share from discontinued operation	$(0.23)	$(0.29)	$(0.09)	$(0.07)
Basic and diluted net loss per share	$(0.67)	$(1.08)	$(0.21)	$(0.96)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,473	23,163	23,605	23,211

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss:	$(15,647)	$(25,123)	$(4,957)	$(22,304)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,077	(6,551)	210	(1,919)
Reclassification adjustments for (gains) losses included in net loss	(68)	25	8	4
Net change	1,009	(6,526)	218	(1,915)
Cash flow hedges:
Changes in unrealized gains (losses)	(1,006)	(1,623)	(376)	(223)
Reclassification adjustments for losses included in net loss	873	1,140	299	398
Net change	(133)	(483)	(77)	175
Other comprehensive income (loss) before tax	876	(7,009)	141	(1,740)
Income tax expense (benefit) related to components of other comprehensive income (loss)	96	(620)	27	496
Other comprehensive income (loss), net of taxes	780	(6,389)	114	(2,236)
Comprehensive loss	$(14,867)	$(31,512)	$(4,843)	$(24,540)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(15,647)	(15,647)
Other comprehensive income, net	—	—	—	—	780	—	780
Equity-based compensation	—	—	12,306	—	—	—	12,306
Purchase of treasury stock	(135,078)	—	—	(3,003)	—	—	(3,003)
Issuance of common stock upon exercise of stock-based awards	100,030	—	874	—	—	—	874
Issuance of treasury stock upon exercise of stock-based awards	380,054	1	(7,278)	9,911	—	(115)	2,519
Balance as of September 30, 2023	23,560,445	$24	$248,743	$(2,996)	$(5,469)	$16,398	$256,700

	Common stock
Three months ended September 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2023	23,539,104	$24	$244,250	$(1,462)	$(5,583)	$21,355	$258,584
Net loss	—	—	—	—	—	(4,957)	(4,957)
Other comprehensive income, net	—	—	—	—	114	—	114
Equity-based compensation	—	—	4,242	—	—	—	4,242
Purchase of treasury stock	(135,078)	—	—	(3,003)	—	—	(3,003)
Issuance of common stock upon exercise of stock-based awards	100,030	—	874	—	—	—	874
Issuance of treasury stock upon exercise of stock-based awards	56,389		(623)	1,469	—	—	846
Balance as of September 30, 2023	23,560,445	$24	$248,743	$(2,996)	$(5,469)	$16,398	$256,700

	Common stock
Nine months ended September 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2022	22,984,552	$23	$235,386	$(13,790)	$(372)	$55,485	$276,732
Net loss	—	—	—	—	—	(25,123)	(25,123)
Other comprehensive loss	—	—	—	—	(6,389)	—	(6,389)
Equity-based compensation	—	—	10,383	—	—	—	10,383
Purchase of treasury stock	(218,809)	—	—	(6,785)	—	—	(6,785)
Issuance of treasury stock upon exercise of stock-based awards	421,752	—	(6,324)	9,942	—	(139)	3,479
Balance as of September 30, 2022	23,187,495	$23	$239,445	$(10,633)	$(6,761)	$30,223	$252,297

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended September 30, 2022	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2022	23,137,757	$23	$237,379	$(11,691)	$(4,525)	$52,529	$273,715
Net loss	—	—	—	—	—	(22,304)	(22,304)
Other comprehensive loss	—	—	—	—	(2,236)	—	(2,236)
Equity-based compensation	—	—	3,691	—	—	—	3,691
Purchase of treasury stock	(82,718)	—	—	(2,328)	—	—	(2,328)
Issuance of treasury stock upon exercise of stock-based awards	132,456	—	(1,625)	3,386	—	(2)	1,759
Balance as of September 30, 2022	23,187,495	$23	$239,445	$(10,633)	$(6,761)	$30,223	$252,297

The accompanying notes are an integral part of the consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,647)	$(25,123)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,195	2,325
Amortization of intangible assets	1,718	3,502
Impairment of intangible assets	—	3,556
Equity-based compensation	12,306	10,383
Realized loss (gain) on sale of available-for-sale marketable securities	(68)	25
Amortization of premiums on available-for-sale marketable securities	41	335
Unrealized foreign exchange loss (gain)	(148)	695
Remeasurement of marketable equity securities	76	2,271
Changes in operating assets and liabilities:
Trade receivables	(778)	686
Prepaid expenses and other assets	(1,969)	(1,330)
Operating lease right-of-use assets	720	711
Accrued interest on bank deposits	(130)	273
Deferred tax, net	(1,486)	11,801
Trade payables	(836)	264
Deferred revenues	950	(5,121)
Accrued expenses and other payables	47	908
Accrued payroll and related benefits	(6,237)	(2,757)
Operating lease liability	(718)	(729)
Income taxes payable	(1,372)	567
Accrued severance pay, net	192	286
Net cash provided by (used in) operating activities	(11,144)	3,528

Cash flows from investing activities:
Purchase of property and equipment	(2,123)	(2,924)
Business combination	(3,600)	—
Investment in bank deposits	(2,000)	(14,000)
Proceeds from bank deposits	6,000	30,885
Investment in available-for-sale marketable securities	(10,524)	(27,260)
Proceeds from maturity of available-for-sale marketable securities	8,800	6,796
Proceeds from sale of available-for-sale marketable securities	10,659	3,175
Net cash provided by (used in) investing activities	7,212	(3,328)

Cash flows from financing activities:
Purchase of treasury stock	(3,003)	(6,785)
Proceeds from exercise of stock-based awards	3,393	3,479
Net cash provided by (used in) financing activities	390	(3,306)
Effect of exchange rate changes on cash and cash equivalents	(53)	(537)
Decrease in cash and cash equivalents	(3,595)	(3,643)
Cash and cash equivalents at the beginning of the period	21,285	33,153
Cash and cash equivalents at the end of the period	$17,690	$29,510

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$6,073	$8,294
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$71	$6
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,562	$1,591

Reconciliation of cash and cash equivalents as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents in the Condensed Consolidated Balance Sheets	$17,082	$29,072
Cash and cash equivalents included in assets of discontinued operation	$608	$438
Total cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows	$17,690	$29,510

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of CEVA, Inc. and its subsidiaries (the “Company” or “CEVA”).

CEVA licenses a family of wireless connectivity and smart sensing technologies which have shipped in more than 16 billion devices. The Company’s offerings include Digital Signal Processors, AI engines, wireless platforms and complementary embedded software for sensor fusion, image enhancement, computer vision, spatial audio, voice input and artificial intelligence, all of which are key enabling technologies for devices to connect, sense and infer data. CEVA’s Digital Signal Processors (“DSPs”) and AI neural processing unit (“NPU”) platforms address the technology requirements of: 5G baseband processing for mobile, broadband, cellular IoT and Radio Access Network (“RAN”); generative AI workloads associated with computer vision for any camera, 4D and LIDAR-enabled device; audio/voice/sound; and ultra-low-power always-on/sensing applications for wearables, hearables and multiple IoT markets. For motion sensors and sensor fusion, CEVA’s Hillcrest Labs sensor processing technologies provide a broad range of software and Inertial Measurement Unit (“IMU”) solutions for markets including hearables, wearables, AR/VR, PC, robotics, remote controls and IoT. For wireless IoT, the Rivierawaves platforms for Bluetooth (low energy and dual mode), Wi-Fi 4/5/6/6E (802.11n/ac/ax), Ultra-WideBand (“UWB”) are the most broadly licensed connectivity platforms in the industry.

CEVA’s technologies are licensed to leading semiconductor and Original Equipment Manufacturer (“OEM”) companies. These companies design, manufacture, market and sell Application-Specific Integrated Circuits (“ASICs”) and Application-Specific Standard Products (“ASSPs”) based on CEVA’s technology to mobile, consumer, automotive, robotics, industrial and IoT companies for incorporation into a wide variety of end products.

On September 14, 2023, the Company and its wholly owned subsidiary, Intrinsix Corp. (“Intrinsix”), a Massachusetts-based provider of design engineering solutions focused on the U.S. Aerospace & Defense industry, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, less approximately $7,500 repaid by Intrinsix to the Company at closing in respect of an intercompany obligation and subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by the Company to Cadence and a further amount of $3,500 of the consideration was deposited with the same escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement. The Agreement includes certain representations, warranties and covenants of the parties, and the Company also agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

In accordance with applicable accounting guidance, the Company presents businesses whose disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. As such, the results of Intrinsix are presented as a discontinued operation in the Interim Condensed Consolidated Financial Statements and have been excluded from continuing operation for all periods presented. The Interim Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and the discontinued operation. See Note 4 for additional information.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements, the reported amounts of revenues and expenses during the reporting period, and amounts classified as a discontinued operation. Actual results could differ from those estimates.

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

In addition, the Company incurred acquisition-related expenses associated with the VisiSonics transaction in a total amount of $109, which were included in general and administrative expenses for the nine months ended September 30, 2023. Acquisition-related costs included legal and accounting fees.

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

Goodwill generated from this business combination is attributed to synergies between the Company's and VisiSonics's respective products and services.

The purchase price allocation for the acquisition has been determined as follows:

Intangible assets:
Technologies	$1,174
Customer relationships	432
Goodwill	1,994
Total assets	$3,600

NOTE 4:	HELD FOR SALE AND DISCONTINUED OPERATION

Under ASC 205-20, "Discontinued Operations" when a component of an entity, as defined in ASC 205-20, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its component are classified as discontinued operations and the assets and liabilities of such component are classified as assets and liabilities attributed to discontinued operations; that is, provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the Company’s consolidated operations and the Company will have no significant continuing involvement in the operations of the component.

As a result of the Transaction, for the three-month period ended September 30, 2023, Intrinsix's results of operations and balances are disclosed as discontinued operation, with the resulting gain or loss from the sale to be accounted during which the reporting period in which the Transaction closed, at which time the Transaction will be finalized as discontinued operation as well. All prior periods comparable results of operation have been retroactively included in discontinued operation, and all prior period comparable assets and liabilities have been retroactively classified as assets and liabilities of a discontinued operation. The Company concluded that the held for sale criteria are met from July 15, 2023.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following assets and liabilities allocated to the discontinued operation are reflected as discontinued operation assets and liabilities in the Company’s Condensed Consolidated Balance Sheet for the periods presented. Since the Company operates as one reporting unit, the Company allocated goodwill to the discontinued operation using relative fair value. The major classes of assets and liabilities included as part of the discontinued operation as of September 30, 2023 and December 31, 2022, are presented in the following table (unaudited):

	September 30, 2023	December 31, 2022
	Unaudited	Unaudited
Assets of discontinued operation
Current assets of discontinued operation:
Cash and cash equivalents	$608	$1,169
Trade receivables	894	1,420
Prepaid expenses and other current assets	157	107
Total current assets of discontinued operation	1,659	2,696
Long-term assets of discontinued operation:
Deferred tax assets	—	115
Property and equipment, net	365	475
Operating lease right-of-use assets	1,590	1,798
Goodwill	18,463	17,983
Intangible assets, net	3,323	4,288
Total long-term assets of discontinued operation	23,741	24,659
Total assets of discontinued operation	$25,400	$27,355

Liabilities of discontinued operation
Current liabilities of discontinued operation:
Trade payables	$21	$136
Deferred revenues	124	70
Accrued expenses and other payables	8	115
Accrued payroll and related benefits	217	969
Operating lease liabilities	285	302
Total current liabilities of discontinued operation	655	1,592
Long-term liabilities of discontinued operation:
Operating lease liabilities	1,305	1,496
Total long-term liabilities of discontinued operation	1,305	1,496
Total liabilities of discontinued operation	$1,960	$3,088

The following table shows the Company's results of discontinued operation for the below presented periods:

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Revenues	$7,868	$11,013	$2,145	$3,610
Cost of revenue	5,091	9,340	1,236	2,287
Gross profit	2,777	1,673	909	1,323
Operating expenses:
Research and development, net	5,464	5,947	1,809	1,981
Sales and marketing	679	1,042	190	534
General and administrative	1,472	886	993	305
Amortization of intangible assets	373	524	24	175
Total operating expenses	7,988	8,399	3,016	2,995
Operating loss	(5,211)	(6,726)	(2,107)	(1,672)
Financial income, net	3	—	—	—
Loss from discontinued operations before taxes on income	(5,208)	(6,726)	(2,107)	(1,672)
Income tax expense	100	—	100	—
Net loss from discontinued operation	$(5,308)	$(6,726)	$(2,207)	$(1,672)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following table presents cash flows from discontinued operations:

	Nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)
Net cash flows (used in) provided by operating activities (*)	$(556)	$360
Net cash flows used in investing activities	(5)	(433)

(*) Amortization and depreciation allocated to discontinued operation for the nine-month periods ended September 30, 2023 and 2022 amounted to $1,081 and $1,666, respectively.

In addition, on November 7, 2023, the Compensation Committee of the Company’s Board of Directors revised financial targets associated with executive bonus and short-term equity awards to exclude results from Intrinsix.

NOTE 5:	REVENUE RECOGNITION

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2023	2024	2025 and thereafter
Licensing and related revenues	$2,456	$4,609	$995

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition:

	Nine months ended September 30, 2023 (unaudited)			Three months ended September 30, 2023 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$1,399	$4,269	$5,668	$360	$1,208	$1,568
Europe and Middle East	8,378	2,140	10,518	4,796	828	5,624
Asia Pacific	35,442	21,109	56,551	8,765	8,097	16,862
Other	520	—	520	19	—	19
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$40,762	$20,093	$60,855	$13,110	$7,648	$20,758
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	4,977	7,425	12,402	830	2,485	3,315
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

Timing of revenue recognition
Products transferred at a point in time	$36,504	$27,518	$64,022	$11,479	$10,133	$21,612
Products and services transferred over time	9,235	—	9,235	2,461	—	2,461
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

	Nine months ended September 30, 2022 (unaudited)			Three months ended September 30, 2022 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Primary geographical markets
United States	$6,390	$5,661	$12,051	$4,061	$1,561	$5,622
Europe and Middle East	4,160	2,227	6,387	1,721	887	2,608
Asia Pacific	45,221	26,574	71,795	12,876	8,944	21,820
Total	$55,771	$34,462	$90,233	$18,658	$11,392	$30,050

Major product/service lines
Connectivity products (baseband for handset and other devices, Bluetooth, Wi-Fi, NB-IoT and SATA/SAS)	$44,948	$25,582	$70,530	$12,443	$8,320	$20,763
Smart sensing products (AI, sensor fusion, audio/sound and imaging and vision)	10,823	8,880	19,703	6,215	3,072	9,287
Total	$55,771	$34,462	$90,233	$18,658	$11,392	$30,050

Timing of revenue recognition
Products transferred at a point in time	$45,771	$34,462	$80,233	$14,995	$11,392	$26,387
Products and services transferred over time	10,000	—	10,000	3,663	—	3,663
Total	$55,771	$34,462	$90,233	$18,658	$11,392	$30,050

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022

Trade receivables	$7,997	$11,136
Unbilled receivables (associated with licensing and related revenue)	12,943	8,436
Unbilled receivables (associated with royalties)	10,123	10,258
Deferred revenues (short-term contract liabilities)	3,994	3,098

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

During the three and nine months ended September 30, 2023, the Company recognized $336 and $2,706, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2023.

Discontinued operation:

The Company's revenues streams from Intrinsix chip design business comprises primarily of non-recurring engineering (“NRE”) revenues. Revenues that are derived from NRE chip design services are performance obligations that are recognized over time as the services are rendered. For time-and-materials contracts, the performance obligation is satisfied, and revenue is recognized over time as the services are performed. Generally, contracts call for billings on a time-and-materials basis; however, in instances when a fixed-fee contract is signed, revenue is recognized over time, based on an input method of labor costs expended, relative to total expected labor costs to complete the contract.

The Intrinsix business relies heavily on contracts with U.S. government prime contractors.

NOTE 6:	LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2024 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2023 (Unaudited)
Weighted average remaining lease term (years)	4.25
Weighted average discount rates	3.79%

Total operating lease cost and cash payments for operating leases were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$2,279	$2,377	$777	$779
Cash payments for operating leases	2,255	2,341	771	771

Maturities of lease liabilities are as follows:

The remainder of 2023	$714
2024	2,560
2025	1,954
2026	832
2027	651
2028 and thereafter	973
Total undiscounted cash flows	7,684
Less imputed interest	525
Present value of lease liabilities	$7,159

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2023 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$26,009	$—	$(1,116)	$24,893

Available-for-sale - matures after one year through three years:
Corporate bonds	83,990	1	(4,703)	79,288
Total
	$109,999	$1	$(5,819)	$104,181

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,552	$—	$(1,330)	$16,222

Available-for-sale - matures after one year through five years:
Corporate bonds	101,355	38	(5,535)	95,858

Total	$118,907	$38	$(6,865)	$112,080

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2023, and December 31, 2022, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2023 (unaudited)	$26,887	$(427)	$75,779	$(5,392)
As of December 31, 2022	$58,706	$(1,885)	$48,539	$(4,980)

As of September 30, 2023, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$92	$—	$—	$—
Gross realized losses from sale of available-for-sale marketable securities	$(24)	$(25)	$(8)	$(4)

NOTE 8:	FAIR VALUE MEASUREMENT

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

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

Description	September 30, 2023 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$104,181	—	$104,181	—
Investments in marketable equity securities	332	332	—	—

Liabilities:
Foreign exchange contracts	$239	—	$239	—

Description	December 31, 2022	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$112,080	—	$112,080	—
Foreign exchange contracts	13	—	13	—
Investments in marketable equity securities	408	408	—	—

Liabilities:
Foreign exchange contracts	$119	—	$119	—

NOTE 9:	GOODWILL

Changes in goodwill are as follows:

	September 30, 2023	December 31, 2022

Balance as of January 1,	$74,777	$74,777
Acquisition	1,994	—
Balance as of September 30,	$76,771	$74,777

As of September 30, 2023, and December 31, 2022, the allocated goodwill to continuing operation amounted to $58,308 and $56,794, respectively.

NOTE 10:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Revenues based on customer location:
United States	$5,668	$12,051	$1,568	$5,622
Europe and Middle East	10,518	6,387	5,624	2,608
Asia Pacific (1)	56,551	71,795	16,862	21,820
Other	520	—	19	—
	$73,257	$90,233	$24,073	$30,050

(1) China	$42,978	$57,731	$12,538	$16,159

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,				Three months ended September 30,
	2023 (unaudited)		2022 (unaudited)		2023 (unaudited)	2022 (unaudited)

Customer A	10%		12%		14%		*)
Customer B		*)	—		14%	—
Customer C		*)		*)	12%		*)
Customer D		*)		*)	*)	12%

*) Less than 10%

NOTE 11:	NET LOSS PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Numerator:
Net loss from continuing operations	$(10,339)	$(18,397)	$(2,750)	$(20,632)
Net loss from discontinued operations	(5,308)	(6,726)	(2,207)	(1,672)
Net loss	$(15,647)	$(25,123)	$(4,957)	$(22,304)
Denominator (in thousands):
Basic and diluted weighted-average common stock outstanding	23,473	23,163	23,605	23,211

Basic and diluted net loss per share from continuing operations	$(0.44)	$(0.79)	$(0.12)	$(0.89)
Basic and diluted net loss per share from discontinued operations	$(0.23)	$(0.29)	$(0.09)	$(0.07)
Basic and diluted net loss per share	$(0.67)	$(1.08)	$(0.21)	$(0.96)

The total number of shares related to outstanding equity-based awards was 1,402,978 for both the three and nine months ended September 30, 2023, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 966,748 for both the three and nine months ended September 30, 2022, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 12:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS (UNAUDITED)

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of September 30, 2023, and December 31, 2022, there were no outstanding or exercisable SARs left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non-employee directors vest 25% of the shares underlying the option on each anniversary of the option grant. A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2023, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	106,000	$20.24	2.0	$609
Granted	19,425	21.62
Exercised	(26,000)	19.36
Forfeited or expired	—	—
Outstanding as of September 30, 2023 (unaudited)	99,425	$20.74	2.8	$120
Exercisable as of September 30, 2023 (unaudited)	80,000	$20.53	1.8	$120

As of September 30, 2023, there was $212 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

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
50% (*)

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2023 license and related revenue target approved by the Board (the “2023 License Revenue Target”). The vesting threshold is achievement of 90% of 2023 License Revenue Target. If the Company’s achievement of the 2023 License Revenue Target is above 90% but less than 99% of the 2023 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2023 License Revenue Target, every 1% increase of the 2023 License Revenue Target, up to 110%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

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

(*) As of September 30, 2023, the Company's management estimates that it is not probable that the performance condition will be met by year end. On November 6, 2023, the Committee revised the 2023 License Revenue Target to exclude revenues from Intrinsix.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2023, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2022	879,277	$37.57
Granted	880,053	20.94
Vested	(339,329)	39.03
Forfeited or expired	(116,448)	35.17
Unvested as of September 30, 2023 (unaudited)	1,303,553	$26.18

As of September 30, 2023, there was $25,733 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Cost of revenue	$636	$511	$216	$187
Research and development, net	6,703	5,988	2,257	2,105
Sales and marketing	1,305	1,030	478	380
General and administrative	2,787	2,004	1,018	699
Total equity-based compensation expense from continuing operations	11,431	9,533	3,969	3,371
Equity-based compensation expense included in discontinued operations	875	850	273	320
Total equity-based compensation expense	$12,306	$10,383	$4,242	$3,691

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30						Three months ended September 30
	2023 (unaudited)			2022 (unaudited)			2023 (unaudited)	2022 (unaudited)
Expected dividend yield	0%			0%			0%		0%
Expected volatility	45%	-	47%	38%	-	50%	47%	40%	-	50%
Risk-free interest rate	4.8%	-	5.5%	0.5%	-	3.0%	5.5%	0.8%	-	3.0%
Contractual term of up to (months)	6			6			6		6

NOTE 13:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2023, and December 31, 2022, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $14,000 and $12,200, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2023	December 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$13
Total	$—	$13

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$98	$23
Foreign exchange forward contracts	141	96
Total	$239	$119

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(328)	$(556)	$(130)	$(155)
Foreign exchange forward contracts	(678)	(1,067)	(246)	(68)
	$(1,006)	$(1,623)	$(376)	$(223)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$253	$333	$141	$156
Foreign exchange forward contracts	620	807	158	242
	$873	$1,140	$299	$398

The Company recorded in cost of revenues and operating expenses a net loss of $299 and $873 during the three and nine months ended September 30, 2023, respectively, and a net loss of $398 and $1,140 during the comparable periods of 2022, related to its Hedging Contracts

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2023 (unaudited)			Three months ended September 30, 2023 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(6,142)	$(107)	$(6,249)	$(5,421)	$(162)	$(5,583)
Other comprehensive income (loss) before reclassifications	981	(1,006)	(25)	183	(375)	(192)
Amounts reclassified from accumulated other comprehensive income (loss)	(69)	874	805	8	298	306
Net current period other comprehensive income (loss)	912	(132)	780	191	(77)	114
Ending balance	$(5,230)	$(239)	$(5,469)	$(5,230)	$(239)	$(5,469)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

	Nine months ended September 30, 2022 (unaudited)			Three months ended September 30, 2022 (unaudited)
	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$(4,007)	$(518)	$(4,525)
Other comprehensive loss before reclassifications	(5,948)	(1,453)	(7,401)	(2,351)	(232)	(2,583)
Amounts reclassified from accumulated other comprehensive income (loss)	21	991	1,012	4	343	347
Net current period other comprehensive income (loss)	(5,927)	(462)	(6,389)	(2,347)	111	(2,236)
Ending balance	$(6,354)	$(407)	$(6,761)	$(6,354)	$(407)	$(6,761)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Unrealized gains (losses) on cash flow hedges	$(17)	$(18)	$(6)	$(5)	Cost of revenues
	(755)	(1,000)	(260)	(353)	Research and development
	(19)	(28)	(6)	(10)	Sales and marketing
	(82)	(94)	(27)	(30)	General and administrative
	(873)	(1,140)	(299)	(398)	Total, before income taxes
	1	(149)	(1)	(55)	Income tax expense (benefit)
	(874)	(991)	(298)	(343)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	68	(25)	(8)	(4)	Financial income (loss), net
	(1)	(4)	—	—	Income tax benefit
	69	(21)	(8)	(4)	Total, net of income taxes

	$(805)	$(1,012)	$(306)	$(347)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

NOTE 15:	SHARE REPURCHASE PROGRAM

During the three and nine months ended September 30, 2023, the Company repurchased 135,078 shares of common stock at an average purchase price of $22.23 per share for an aggregate purchase price of $3,003. During the three months ended September 30, 2022, the Company repurchased 82,718 shares of common stock at an average purchase price of $28.14 per share for an aggregate purchase price of $2,328. During the nine months ended September 30, 2022, the Company repurchased 218,809 shares of common stock at an average purchase price of $31.01 per share for an aggregate purchase price of $6,785. As of September 30, 2023, 143,721 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 16:	INCOME TAXES

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

NOTE 17:	SUBSEQUENT EVENTS

As discussed in Note 1, the closing of the sale of Intrinsix to Cadence occurred on October 2, 2023.

On November 7, 2023, the Board authorized and approved an expansion of the share repurchase program with an additional 700,000 shares of common stock available for repurchase, bringing the aggregate to approximately 840,000 shares available for repurchase as of that date.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, CEVA is the leading licensor of wireless connectivity and smart sensing technologies. We provide Digital Signal Processors (DSPs), AI engines, wireless platforms and complementary embedded software for sensor fusion, image enhancement, computer vision, spatial audio, voice input and artificial intelligence, all of which are key enabling technologies for devices to connect, sense and infer data. Our state-of-the-art technology is included in more than 16 billion chips shipped to date for a diverse range of end markets. In 2022, more than 1.7 billion CEVA-powered devices were shipped, equivalent to more than 50 devices every second.

Our hardware IP products and solutions are licensed to customers who embed them into their System on Chip (SoC) designs to create power-efficient, intelligent, secure and connected devices. Our customers include many of the world’s leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. Our application software IP is licensed primarily to OEMs who embed it in their SoCs to enhance the user experience.

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

On September 14, 2023, CEVA and its wholly owned subsidiary, Intrinsix Corp. (“Intrinsix”), a Massachusetts-based provider of design engineering solutions focused on the U.S. Aerospace & Defense industry, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from CEVA for $35 million in cash, less approximately $7.5 million repaid by Intrinsix to CEVA at closing in respect of an intercompany obligation and subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300,000 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by CEVA to Cadence, and a further amount of $3.5 million of the consideration was deposited with the same escrow agent for a period of 18 months as security for CEVA’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement. The Agreement includes certain representations, warranties and covenants of the parties, and CEVA has agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

With the sale of Intrinsix, we have taken an important step toward fully focusing on our core strengths of IP development and licensing, where we see the greatest opportunities for growth and value creation for our investors.

We believe our portfolio of wireless connectivity and smart sensing technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the third quarter of 2023, all thirteen IP licensing deals concluded were for wireless communications applications.

We believe the following key elements represent significant growth drivers for the company:

●

We believe our PentaG2 platform and DSPs for 5G handsets and 5G IoT endpoints is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. In the third quarter of 2023, we signed an agreement with a wireless semiconductor player for a wireless communication DSP targeting the high-growth satellite communications market.

●

We believe our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G and other communications in data centers and infrastructure.

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the third quarter of 2023, we signed three new combo customers for our Wi-Fi 7 (1 deal), Wi-Fi 6 (2 deals) and Bluetooth 5 IPs. We believe that Wi-Fi presents a significant royalty opportunity, given our dominant market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

The high volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our Bluetooth, Audio DSPs and software IPs. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution, WhisPro speech recognition technology and ClearVox voice input software are available to enhance the user experience and offer premium features.

●

Our second generation SensPro2 sensor hub DSP family provides highly compelling offerings for any sensor-enabled device and application such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), natural language processing (NLP) and voice recognition. Per research from Yole Group, camera-enabled devices incorporating computer vision and AI are expected to exceed 1 billion units, and devices incorporating voice AI are expected to reach 600 million units by 2025. This sensor hub DSP enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications.

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

●

Our Hillcrest Labs sensor fusion business unit allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, for smart sensing, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is processor-agnostic in order to address the requirements of any OEM or semiconductor company that wishes to enhance their customer user experience. The MotionEngine software has already shipped in more than 300 million devices, indicative of its market traction and excellence. Along with our SensPro sensor fusion processors, our licensees can now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our focus on silicon and software IP solutions that enable products to connect, sense, and infer data, we believe we are well positioned for long-term growth in shipments and royalty revenues derived from these products. Royalty rates from these products are comprised of a range of ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023, and we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $24.1 million and $73.3 million for the third quarter and first nine months of 2023, respectively, representing a decrease of 20% and 19% as compared to the corresponding periods in 2022. The decrease in total revenues for the third quarter and first nine months of 2023 was mainly due to challenging macroeconomic conditions that have led to slower than expected licensing activities related to new chip design starts and generally weaker demand and sales for handsets and PCs that affected our royalty revenues. Licensing revenues for the quarter came in line with our expectations, primarily due to strong demand for our connectivity offerings, namely Bluetooth and WiFi. For the nine months, the strong connectivity contribution was offset by slower design starts and slower decision-making process by smaller companies. Some of them rely on venture capital and government fundings to underpin their businesses. In general, funding from venture capital investors for these companies slowed down towards the end of 2022, with additional instability during the first nine months of 2023 resulting from the Silicon Valley Bank failure. The decrease in total revenues for the first nine months of 2023 was also mainly due to the decrease in royalties from smartphone and PC that was primarily driven by a pull-in of handset baseband shipments in the fourth quarter of 2022, combined with traditional seasonality and inventory buildup.

Our five largest customers accounted for 53% and 30% of our total revenues for the third quarter and first nine months of 2023, respectively, as compared to 43% and 35% for the comparable periods in 2022. Three customers accounted for 14%, 14% and 12% of our total revenues for the third quarter of 2023, as compared to one customer that accounted for 12% of our total revenues for the third quarter of 2022. One customer accounted for 10% of our total revenues for the first nine months of 2023, as compared to one customer that accounted for 12% of our total revenues for the first nine months of 2022. Sales to UNISOC (formerly Spreadtrum Communications, Inc.) represented 10% and 12% of our total revenues for the first nine months of 2023 and 2022, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2023, and collectively represented 46% and 41% of our total royalty revenues for the third quarter and first nine months of 2023, respectively. Three royalty paying customers represented 10% or more of our total royalty revenues for the third quarter of 2022, and two royalty paying customers represented 10% or more of our total royalty revenues for the first nine months of 2022, and collectively represented 58% and 46% of our total royalty revenues for the third quarter and first nine months of 2022, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth the products and services as percentages of our total revenues for each of the periods set forth below:

	First nine months 2023	First nine months 2022	Third Quarter 2023	Third Quarter 2022

Connectivity products	83%	78%	86%	69%
Smart sensing products	17%	22%	14%	31%

Licensing and Related Revenues

Licensing and related revenues were $13.9 million and $45.7 million for the third quarter and first nine months of 2023, respectively, representing a decrease of 25% and 18%, as compared to the corresponding periods in 2022. We continued to see exceptional demand and contribution from our wireless communications IP portfolio, where our leadership position is unrivalled in the industry. Recently, we reached the important milestone of passing $100 million in licensing revenues for our Bluetooth portfolio since it became a mature product. We added another nine licensing agreements for our Bluetooth IP in the third quarter of 2023 alone. Three of these customers also licensed our Wi-Fi IPs to develop wireless combo chips. One of them, licensed our new Wi-Fi 7 IP for Access Points, which carries a substantial ASP uplift over the current generation Wi-Fi 6 IP, both for licensing and royalties. The decrease in licensing and related revenues for the third quarter and first nine months of 2023 was mainly due to macroeconomics and a slowdown in funding of semiconductor smaller companies that limited our ability to conclude some customer licensing agreements.

Thirteen IP license agreements were concluded during the third quarter of 2023, targeting a wide variety of end markets and applications, including Wi-Fi 7, Wi-Fi 6 and Bluetooth 5 for connectivity chips targeting access points, the maker community, smart wearables and smart home devices, Bluetooth audio for a global leader in hearing care, and a communications DSP license targeting high-volume satellite communications. Three of the thirteen deals were with first-time customers.

Licensing and related revenues accounted for 58% and 62% of our total revenues for the third quarter and first nine months of 2023, respectively, as compared to 62% for both the comparable periods of 2022.

Royalty Revenues

Royalty revenues were $10.1 million and $27.5 million for the third quarter and first nine months of 2023, respectively, representing a decrease of 11% and 20%, as compared to the corresponding periods in 2022. Royalty revenues accounted for 42% and 38% of our total revenues for the third quarter and first nine months of 2023, respectively, as compared to 38% for both the comparable periods of 2022. The third quarter and first nine months of 2022 included revenue of $1.0 million and $1.2 million, respectively, following the resolution of royalty audits. Excluding these amounts, the third quarter of 2023 would have been down by 2% and the first nine months of 2023 would have been down 17% as compared to the comparable periods of 2022. In the third quarter of 2023 we also reported the second highest volume of CEVA-powered device shipments for any quarter in the Company’s history, as IoT end market demand picked up ahead of the holiday season. As is evident from the strength of our wireless communications licensing business in the past few years, wireless chips continue to lead the way in terms of device shipments, with Bluetooth chips in the quarter surpassing 300 million units, and cellular IoT shipments at an all-time high of more than 35 million units. The decrease in royalty revenues for the third quarter and first nine months of 2023 was mainly due to customer inventory adjustments and prolonged weak demand for smartphones and PCs.

Our customers reported sales of 501 million and 1,167 million chipsets incorporating our technologies for the third quarter and first nine months of 2023, respectively, an increase of 40% and a decrease of 12% from the corresponding periods in 2022 for actual shipments reported.

The five largest royalty-paying customers accounted for 60% and 55% of our total royalty revenues for the third quarter and first nine months of 2023, respectively, as compared to 66% and 65% for the comparable periods of 2022.

Geographic Revenue Analysis

	Nine months 2023		Nine months 2022		Third Quarter 2023			Third Quarter 2022
	(in millions, except percentages)
United States	$5.7	8%	$12.0	13%		$1.6	7%	$5.6	19%
Europe and Middle East	$10.5	14%	$6.4	7%		$5.6	23%	$2.6	9%
Asia Pacific (1)	$56.6	77%	$71.8	80%		$16.9	70%	$21.8	72%
Other	$0.5	1%	$-	-	$	*)	0%	$-	-

(1) China	$43.0	59%	$57.7	64%		$12.5	52%	$16.2	54%

*) Less than $0.1 million

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.4 million and $9.4 million for the third quarter and first nine months of 2023, respectively, as compared to $5.7 million and $11.8 million for the comparable periods of 2022. Cost of revenues accounted for 10% and 13% of our total revenues for the third quarter and first nine months of 2023, respectively, as compared to 19% and 13% for the comparable periods of 2022. The decrease for the third quarter and first nine months of 2023 principally reflected impairment charges, incurred for the third quarter and first nine months of 2022 of prepaid assets with respect to (1) Immervision-related assets and services, and (2) certain non-performing assets related to NB-IoT technology. The decrease for the third quarter of 2023 also reflected lower customization work for our licensees. Included in cost of revenues for the third quarter and first nine months of 2023 was a non-cash equity-based compensation expense of $216,000 and $636,000, respectively, as compared to $187,000 and $511,000 for the comparable periods of 2022.

Gross Margin

Gross margin for the third quarter and the first nine months of 2023 was 90% and 87%, respectively, as compared to 81% and 87% for the comparable periods of 2022. The increase for the third quarter of 2023 mainly reflected lower cost of revenues as set forth above, mainly due to the impairment charges, offset by lower total revenues. These gross margins, which reflect historical periods on a re-cast basis excluding the Intrisix business as a discontinued operation, are also illustrative of our decision to return to pure IP licensing and royalty business model.

Operating Expenses

Total operating expenses were $24.4 million and $74.5 million for the third quarter and the first nine months of 2023, respectively, as compared to $26.7 million and $75.5 million for the comparable periods of 2022. The net decrease for the third quarter of 2023 principally reflected an impairment charge of $3.6 million recorded in the third quarter of 2022 with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line, partially offset with lower research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA). The net decrease for the first nine months of 2023 principally reflected: (1) an impairment charge of $3.6 million recorded in the third quarter of 2022 with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line; and (2) lower salary and employee-related costs, mainly associated with lower employee-related performance costs, partially offset with lower research grants received, mainly from the IIA, and higher non-cash equity-based compensation expenses .

Research and Development Expenses, Net

Our research and development expenses, net, were $17.8 million and $54.5 million for the third quarter and the first nine months of 2023, respectively, as compared to $16.5 million and $52.3 million for the comparable periods of 2022. The increase for the third quarter of 2023 principally reflected lower research grants received, mainly from the IIA, and higher salaries and related costs, partially offset by lower contractors’ costs. The increase for the first nine months of 2023 principally reflected lower research grants received, mainly from the IIA, and higher non-cash equity-based compensation expenses, partially offset by lower salaries and employee-related costs mainly associated with lower employee-related performance costs. Included in research and development expenses for the third quarter and first nine months of 2023 were non-cash equity-based compensation expenses of $2,257,000 and $6,703,000, respectively, as compared to $2,105,000 and $5,988,000 for the comparable periods of 2022. Research and development expenses as a percentage of our total revenues were 74% for both the third quarter and the first nine months of 2023, as compared to 55% and 58% for the comparable periods of 2022. The percentage increase for both the third quarter and first nine months of 2023, as compared to the comparable periods of 2022, was mainly due to lower revenues.

The number of research and development personnel was 322 at September 30, 2023, as compared to 331 at September 30, 2022.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.9 million and $8.2 million for the third quarter and the first nine of 2023, respectively, as compared to $2.9 million and $8.0 million for the comparable periods of 2022. The increase for the first nine months of 2023 principally reflected higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2023 were non-cash equity-based compensation expenses of $478,000 and $1,305,000, respectively, as compared to $380,000 and $1,030,000 for the comparable periods of 2022. Sales and marketing expenses as a percentage of our total revenues were 12% and 11% for the third quarter and first nine months of 2023, respectively, as compared to 10% and 9% for the comparable periods of 2022.

The total number of sales and marketing personnel was 34 at September 30, 2023, as compared to 35 at September 30, 2022.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million and $11.3 million for the third quarter and the first nine months of 2023, respectively, as compared to $3.3 million and $9.9 million for the comparable periods of 2022. The increase for the third quarter of 2023 primarily reflected higher non-cash equity-based compensation expenses. The increase for the first nine months of 2023 primarily reflected higher professional services cost and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2023 were non-cash equity-based compensation expenses of $1,018,000 and $2,787,000, respectively, as compared to $699,000 and $2,004,000 for the comparable periods of 2022. General and administrative expenses as a percentage of our total revenues were 15% for both for the third quarter and first nine months of 2023, as compared to 11% for both the comparable periods of 2022.

The number of general and administrative personnel was 51 at September 30, 2023, as compared to 48 at September 30, 2022.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.4 million for the third quarter and first nine months of 2023, respectively, as compared to $0.6 million and $1.7 million for the comparable periods of 2022. The amortization charges for both the third quarter and first nine months of 2023 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business. The amortization charges for the third quarter and first nine months of 2022 were incurred in connection with the amortization of intangible assets associated with the acquisition of the Hillcrest Labs and the strategic investment in Immervision.

Impairment of Assets

During both the three and nine months ended September 30, 2022, we recorded an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line.

Financial Income, Net (in millions)

	Nine months 2023	Nine months 2022	Third Quarter 2023	Third Quarter 2022
Financial income, net	$3.50	$0.80	$0.92	$0.11
of which:
Interest income and gains and losses from marketable securities, net	$3.11	$1.76	$0.89	$0.81
Foreign exchange gain (loss)	$0.39	$(0.96)	$0.03	$(0.70)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2023 principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange gain of $0.03 million and $0.39 million for the third quarter and first nine months of 2023, respectively, as compared to foreign exchange loss of $0.70 million and $0.96 million for the comparable periods of 2022.

Remeasurement of Marketable Equity Securities

We recorded an income of $0.2 million and a loss of $0.1 million for the third quarter and first nine months of 2023, respectively, as compared to a loss of $0.5 million and $2.3 million for the comparable periods of 2022, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets, could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.1 million and $3.1 million for the third quarter and first nine months of 2023, respectively, as compared to $17.9 million and $19.8 million for the comparable periods of 2022. Our income tax expenses comprise of withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities, as well as tax expenses on income generated in our French subsidiary (under the French IP Box regime) and taxes in the U.S., mainly because of the effect of IRC Section 174, as further described below. The decrease for both the third quarter and first nine months of 2023 primarily reflected the impact of a charge to record a valuation allowance in the third quarter and first nine months of 2022 due to a change in the estimation for taxable income for future years of our Israeli operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had approximately $17.1 million in cash and cash equivalents, $10.4 million in bank deposits, and $104.2 million in marketable securities, totaling $131.7 million, as compared to $146.5 million at December 31, 2022. The decrease for the first nine months of 2023 principally reflected cash used in operating activities, as well as $3.6 million cash used for the acquisition of the VisiSonics business.

Out of total cash, cash equivalents, bank deposits and marketable securities of $131.7 million, $127.4 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2023, we invested $12.5 million of cash in bank deposits and marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $25.5 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first nine months of 2023 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

As previously discussed, on September 14, 2023, CEVA and Intrinsix entered into an agreement with Cadence to sell all the issued and outstanding capital shares of Intrinsix to Cadence for $35 million in cash, less approximately $7.5 million that was repaid by Intrinsix to CEVA at closing in respect of an intercompany obligation and subject to other certain purchase price adjustments as provided for in the Agreement. Upon the consummation of the Transaction on October 2, 2023, an amount of $300,000 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by CEVA to Cadence, and a further amount of $3.5 million of the consideration was deposited with the same escrow agent for a period of 18 months as security for CEVA’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement, such that CEVA received a total of $31.1 million at closing.

Operating Activities

Cash used in operating activities for the first nine months of 2023 was $11.1 million and consisted of net loss of $15.6 million, adjustments for non-cash items of $16.1 million, and changes in operating assets and liabilities of $11.6 million. Adjustments for non-cash items primarily consisted of $3.9 million of depreciation and amortization of intangible assets (including $1.1 million from discontinued operations), and $12.3 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.8 million, an increase in prepaid expenses and other assets of $2.0 million (mainly as a result of an increase in applicable French research tax credits), a decrease in deferred taxes, net of $1.5 million, a decrease in trade payables of $0.8 million, a decrease in accrued payroll and related benefits of $6.2 million (mainly as a result of a yearly bonus payments), and a decrease of income tax payable of $1.4 million, partially offset by an increase in deferred revenues of $1.0 million.

Cash provided by operating activities for the first nine months of 2022 was $3.5 million and consisted of net loss of $25.1 million, adjustments for non-cash items of $23.1 million, and changes in operating assets and liabilities of $5.5 million. Adjustments for non-cash items primarily consisted of $5.8 million of depreciation and amortization of intangible assets (including $1.7 million from discontinued operations), $10.4 million of equity-based compensation expenses, $2.3 million of remeasurement of marketable equity securities, $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line, and $0.7 million of unrealized foreign exchange loss. The increase in operating assets and liabilities primarily consisted of a decrease in deferred taxes, net of $11.8 million (primarily reflect the impact of a charge to record a valuation allowance in the first nine months of 2022), a decrease in trade receivables of $0.7 million, and an increase in accrued expenses and other payables, including income taxes payable, of $1.5 million, partially offset by a decrease in deferred revenues of $5.1 million, a decrease in accrued payroll and related benefits of $2.8 million and an increase in prepaid expenses and other assets of $1.3 million.

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

Investing Activities

Net cash provided by investing activities for the first nine months of 2023 was $7.2 million, compared to $3.3 million of net cash used in investing activities for the comparable period of 2022. We had a cash outflow of $10.5 million and a cash inflow of $19.5 million with respect to investments in marketable securities during the nine months of 2023, as compared to a cash outflow of $27.3 million and a cash inflow of $10.0 million with respect to investments in marketable securities during the first nine months of 2022. For the first nine months of 2023, we had net proceeds of $4.0 million from bank deposits, as compared to net proceeds of $16.9 million from bank deposits for the comparable period of 2022. We had a cash outflow of $2.1 million and $2.9 million during the first nine months of 2023 and 2022, respectively, from purchase of property and equipment. For the first nine months of 2023, we had a cash outflow of $3.6 million for the acquisition of the VisiSonics business.

Financing Activities

Net cash provided by financing activities for the first nine months of 2023 was $0.4 million, as compared to $3.3 million of net cash used in financing activities for the comparable period of 2022.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. During the first nine months ended September 30, 2023, we repurchased 135,078 shares of common stock at an average purchase price of $22.23 per share for an aggregate purchase price of $3,003. During the first nine months of 2022, we repurchased 218,809 shares of common stock pursuant to our share repurchase program at an average purchase price of $31.01 per share, for an aggregate purchase price of $6.8 million. As of September 30, 2023, we had 143,721 shares available for repurchase. On November 7, 2023, our Board of Directors authorized the repurchase of an additional 700,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.

During the first nine months of 2023, we received $3.4 million from the exercise of stock-based awards, as compared to $3.5 million received for the comparable period of 2022.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $34,000 and $390,000 for the third quarter and first nine months of 2023, respectively, and a foreign exchange loss of $696,000 and $956,000 for the comparable periods of 2022.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2023, we recorded accumulated other comprehensive loss of $77,000 and $132,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2022, we recorded accumulated other comprehensive gain of $111,000 and accumulated other comprehensive loss of $462,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2023, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $239,000, which will be recorded in the consolidated statements of income (loss) during the following five months. We recognized a net loss of $299,000 and $873,000 for the third quarter and first nine months of 2023, respectively, and a net loss of $398,000 and $1,140,000 for the comparable periods of 2022, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of September 30, 2023, the unrealized losses associated with our investments were approximately $5.8 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the third quarter and first nine months of 2023. However, we can provide no assurance that we will recover present declines in the market value of our investments. See “Risk Factors— We have broad discretion with respect to the application of our cash, cash equivalents and financial investments, which may not yield returns for a variety of reasons, many of which may be outside of our control.” for more detailed information.

Interest income and gains and losses from marketable securities, net, were $0.89 million and $3.11 million for the third quarter and first nine months of 2023, respectively, as compared to $0.81 million and $1.76 million for the comparable periods of 2022. The increase in interest income, and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2023, principally reflected higher yields, offset by lower combined bank deposits and marketable securities balances held.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

One of our principal research and development facilities is located in Israel, and most of our executive officers and one of our directors are residents of Israel. Although substantially all of our sales currently are made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel, including Israel’s war with Hamas that began October 7, 2023. For example, international travel to and from Israel has been significantly reduced in recent weeks, which in the long term could impact organizational cohesion and sales. In addition, certain of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time. Currently, a portion of our employees have been called to active reserve duty and additional employees may be called in the future, if needed. It is possible that our operations could be disrupted if this situation continues for a significant period of time or further deteriorates, including if hostilities expand from other fronts, which could harm our business.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

We have broad discretion with respect to the application of our cash, cash equivalents and financial investments, which may not yield returns for a variety of reasons, many of which may be outside of our control.

We have broad discretion in the application of our cash, cash equivalents and financial investments, and we may spend or invest these funds without the approval of stockholders in ways that do not improve our results of operations or enhance the value of our common stock. We have established a corporate investment policy governing the investment and management of our cash balances in excess of operational needs. Pursuant to this investment policy, we hold an investment portfolio of marketable securities consisting principally of corporate bonds in the amount of $112.1 million as of December 31, 2022, and $104.2 million as of September 30, 2023, out of total cash and cash equivalents, short-term bank deposits and marketable securities of $138.3 million and $131.7 million as of December 31, 2022, and September 30, 2023, respectively. These positions are reviewed by the audit committee of our board of directors on a quarterly basis.

Given the concentration of our investments in corporate bonds, we are significantly exposed to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. As of September 30, 2023, the unrealized losses associated with our investments in available-for-sale marketable securities were approximately $5.8 million due to the dramatic changes in the U.S. interest rate environment. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during either 2022 or the third quarter and first nine months of 2023, however, we can provide no assurance that we will recover present declines in the market value of our investments.

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

We operate within the semiconductor industry, which experiences significant fluctuations in sales, profitability and financing. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. Various market data suggests that the semiconductor industry may be facing such a negative cycle presently, especially in the global handset market. The semiconductor industry has also faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic (both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations) as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. In addition, semiconductor startups, a customer base that is an important contributor to any IP licensing business, rely on venture capital funding to underpin their businesses, but due to recent factors affecting the macroeconomic environment, funding from venture capital investors for these companies slowed down towards the end of 2022, with additional instability during the first nine months of 2023 resulting from the Silicon Valley Bank failure. The high interest rate environment and macroeconomic concerns related to an industry slowdown, inventory buildout and decline in semiconductor startup funding we experienced in the second half of 2022 has continued throughout the first nine months of 2023, and adversely affect our revenues, and may continue to impact our business. Other factors, such as further trade tensions between the U.S. and China, may prolong or deepen these challenges faced by the industry. Volatility or declines in the semiconductor industry could cause substantial fluctuations or declines in our revenues and results of operations.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2023 to July 31, 2023)	—	—	—	278,799
Month #2 (August 1, 2023 to August 31, 2023)	27,057	$22.63	27,057	251,742
Month #3 (September 1, 2023 to September 30, 2023)	108,021	$22.14	108,021	143,721
TOTAL	135,078	$22.23	135,078	143,721	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. On November 7, 2023, our Board of Directors authorized the repurchase of an additional 700,000 shares of our common stock pursuant to Rule 10b-18 of the Exchange Act.

(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
2.1

Share Purchase Agreement, dated September 14, 2023, between CEVA, Inc., Intrinsix Corp. and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2023).

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: November 9, 2023	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: November 9, 2023	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)