Form 10-K
period 2023-12-31
CEVA INC
filed 2024-03-07
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐                           No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $384,171,050 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2023. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2024
Common Stock, $0.001 par value per share	23,633,387 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2024 (the “2024 Proxy Statement”) are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of Ceva to differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include the following:

●	Our belief that our IP licensing and royalty business model offers key advantages and is the best vehicle for a pervasive adoption of our technology;

●

Our belief that there is growing demand for smart edge devices and for IPs that enable smart edge devices to connect, sense and infer data more reliably and efficiently, and our strategies to take full advantage of this growing demand;

●

Our belief that our technical support services are a means to assist our customers to embed our highly complex technologies in their designs and products, and that effective technical support enables our customers to shorten the time to market for their applications;

●	Our views as to the principal competitive elements in our field and our belief that we compete effectively in these areas;

●

Our belief that due to rapid technological change, factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than specific legal protections of our technology in establishing and maintaining a technology leadership position;

●	Our expectation that we will receive fewer grants from the Israel Innovation Authority in the future relative to past periods;

●

Our belief that the collective experience of our cybersecurity team allows us to effectively manage risks emerging from cybersecurity threats, and that cybersecurity threats are not reasonably likely to affect our business strategy, results of operations or financial condition;

●

Our expectations around the opportunities for growth and value creation for our investors in connection with the refocusing of our efforts on our core strengths of IP development and licensing following the sale of the Intrinsix business;

●

Our belief that our portfolio of wireless communications and sensing and Edge AI technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification, and our belief in the continued interest in our IP portfolio due to these trends, in both traditional and new areas;

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets, and our expectation that the overall addressable market size will be more than 15 billion devices annually by 2027 based on research from ABI Research;

●	Our belief that Wi-Fi represents a significant royalty revenue opportunity in connection with our dominant market position in licensing Wi-Fi 6 and our leadership position in Wi-Fi 7 IP;

●

Our belief that our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is the most comprehensive baseband processor IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

●

Our belief that our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides customers and incumbents with a comprehensive solution to address the need for 5G and other communications in data centers and infrastructure;

●

Our belief that the high volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for our Bluetooth, Audio AI DSPs and software IPs, and our belief in the capabilities of our RealSpace Spatial Audio & Head Tracking Solution, WhisPro speech recognition technology and ClearVox voice input software to enhance the user experience and offer premium features;

●

Our belief that our SensPro2 sensor hub AI DSP family can address the growing demand for efficient, high-performance signal processing in sensor-based applications across various industries for applications such as smartphones, automotive safety (ADAS), autonomous driving, drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), natural language processing and voice recognition, which enables us to address the transformation in devices enabled by these applications and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, ADAS, voice-enabled devices and industrial IoT applications;

●

Statements regarding third-party estimates of industry growth and future market conditions, including research from Bloomberg Intelligence which forecasts that hardware revenue associated with computer vision AI products and conversational AI devices will reach $61 billion and $108 billion, respectively, by 2030, indicating the size of the market opportunity;

●

Our belief that our newest generation family of AI neural processing units (NPUs) present a highly efficient and high-performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud, and that more than 2.5 billion Edge AI devices will ship annually by 2026 based on research from Yole Group;

●

Our belief that our sensor fusion and spatial audio application software allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing;

●	Our belief that our customers can benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors;

●

Our belief that we are well positioned for long-term growth in shipments and royalty revenues derived from smart edge products as a result of our focus on silicon and software IP solutions that enable products to connect, sense and infer data;

●

Our belief that our ubiquitous technology and collaborative business model present a significant and secular growth prospect as the continuing digital transformation drives industries to become connected and intelligent;

●

Our intention to continue to capitalize on the semiconductor momentum with our portfolio of technologies to enable three main use cases associated with smart edge devices – connect, sense and infer, and to focus on four main markets which include consumer, automotive, industrial and infrastructure, and our belief that such markets are large, diversified and represent the greatest opportunities for long-term growth;

●

Our belief that our strategy will yield results amid a backdrop of difficult global, macroeconomic and industry phenomenon that continue to adversely affect the semiconductor industry and its end markets;

●

Any statements regarding sales trends and financial results for 2024 and other future periods, including our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to the Asia Pacific and China in particular, and that we can expand our customer base and revenues in Europe and the U.S.;

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

Company Overview

Headquartered in Rockville, Maryland, Ceva is the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With the industry’s only portfolio of comprehensive communications and scalable Edge AI IP, Ceva powers the connectivity, sensing, and inference in today’s most advanced smart edge products across consumer IoT, mobile, automotive, infrastructure, industrial, and personal computing. More than 17 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more are powered by Ceva.

Ceva is a trusted partner to over 400 of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate our IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to consumer electronics companies. Our application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license our hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Ceva’s wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, ultra-wide band (UWB) and 5G platform IP for ubiquitous, robust communications, to scalable Edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

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

Our revenue mix comprises primarily of IP licensing fees and related revenues and royalties generated from the shipments of products deploying our IP. Related revenues include revenues from post contract support, training and sale of development systems and chips.

We were initially incorporated in Delaware on November 22, 1999 under the name DSP Cores, Inc. The current company was created through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (Parthus) in November 2002.

We have more than 450 employees worldwide, with research and development facilities in Israel, France, Serbia, Ireland, the United States, the United Kingdom and from 2024 also in Greece, and sales and support offices throughout Asia Pacific (APAC), Sweden, France, Israel and the United States.

Industry Background

Short Range Wireless IPs

Wi-Fi, Bluetooth and UWB are key technologies for any company looking to address the mobile, SmartHome, Enterprise, and IoT end markets. Moreover, many companies wish to integrate these connectivity technologies into SoC designs rather than provide connectivity through an additional chip in the system. Yet, Wi-Fi and Bluetooth standards are constantly evolving, and the many new end applications are looking to benefit from these enhancements, which put further pressure on time to market on SoC vendors. The advent of IoT has resulted in significant demand for connectivity IPs that address this burgeoning market, which includes smart True Wireless Stereo (TWS) earbuds, wearables, health monitoring, smart speakers, smart home appliances, and many other consumers and IoT devices. By licensing rather than developing these technologies in-house, companies can now get access to the latest standards and profiles from Ceva without undertaking the expensive research and development costs required to develop these technologies internally.

Cellular IoT IPs

Cellular IoT, and specifically Narrowband IoT (NB-IoT), LTE Cat-1 and the upcoming RedCap standards have become key technologies for any company wishing to connect low power IoT devices over long distances, using cellular networks. By its nature, cellular is a very complex technology, with most of the industry knowledge held within a few large companies. By providing low power cellular digital signal processor (DSP) cores and platforms, we help companies overcome the entry barriers to the cellular IoT market without undertaking the complex and expensive R&D to develop these technologies internally.

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

Sensor Fusion

Inertial and environmental sensors based on micro-electromechanical systems (MEMS) are used in an increasing number of devices, including smartphones, laptops, robots, TWS earbuds, spatial audio headsets, smart TVs, remote controls, AR and VR headsets, drones and many other consumer and industrial devices. The software required to process the sensor data and fuse the data from multiple sensors is complex and requires unique specialization. By licensing rather than developing this sensor processing software in-house, companies can focus their efforts developing the applications that utilize the processed sensor data to create differentiated, contextually aware devices. In addition, the processors required to combine the data from these sensors and run the applications are performance intensive and increasingly require specialized architectures that can handle a combination of traditional DSP processing and AI processing. Ceva’s SensPro sensor fusion AI DSPs offer a combination of high performance single and half precision floating-point math for powertrain and Radar applications along with a large amount of 8- and 16-bit parallel processing capacity required for deep neural network (DNN) inference processing.

NPUs

Neural processing units (NPUs) are specialized processors designed to accelerate neural network computations, such as machine learning and artificial intelligence. NPUs are optimized for performing complex mathematical operations required by neural networks, such as matrix multiplications and convolutions, much more efficiently than traditional processors like CPUs or GPUs. Ceva's NeuPro NPU is tailored to meet the demands of AI applications. Offering high-performance inference capabilities while being power-efficient and offering high utilization, making it suitable for a wide range of smart edge devices, including smartphones, IoT devices, automotive, surveillance, and other smart cameras.

Design Gap

The demand for smart edge devices, consumer, automotive, industrial, infrastructure, mobile and PC markets continue to grow. These devices require faster and low power connectivity, and a richer user experience that is aware and predictive. Semiconductor manufacturers face ever growing pressures to make smaller, feature-rich integrated circuits that are more reliable, less expensive and have greater performance. These two trends are occurring concurrently in the face of decreasing product lifecycles and constrained battery power. The advent of wireless connectivity technologies like 5G-Advanced, Wi-Fi 7 and Bluetooth 5 and the diverse sensor related workloads required to make a device smart, such as advanced image enhancement, computer vision, AI inferencing, voice and audio pre- and post- processing, spatial audio and motion sensor fusion have further increased these pressures. While semiconductor manufacturing processes have advanced significantly to allow a substantial increase in the number of circuits placed on a single chip, resources for design capabilities have not kept pace with the advances in manufacturing processes, resulting in a growing “design gap” between the increasing manufacturing potential and the constrained design capabilities.

Ceva’s Business

Ceva addresses the requirements of the consumer, industrial, infrastructure, mobile and PC markets by designing and licensing a broad range of robust processors, platforms and software which streamline the design of solutions for developing a wide variety of application specific solutions that address the connect, sense and infer use cases of smart edge devices.

Given the “design gap,” as well as the increasing complexity and the unique skill set required to develop a smart edge SoC, many semiconductor design and manufacturing companies increasingly choose to license proven intellectual property, such as processor cores (e.g. DSP, CPU, GPU and NPU, connectivity platforms (e.g. Bluetooth, Wi-Fi, Ultra Wideband, 5G) and software algorithms (e.g. sensor fusion, sound, spatial audio) and memory and physical IPs from silicon intellectual property companies like Ceva rather than develop those technologies in-house. In addition, with more complex designs and shorter time to market, it is no longer cost efficient and becoming progressively more difficult for most semiconductor companies to develop the signal processing platform, incorporating the complex DSPs like scalar and vector and NPUs and related graph compilers and data connectivity modem and PHY platforms. As a result, companies increasingly seek to license these IPs from Ceva or a third-party community of developers.

Our Business Model

Our mission is for Ceva to be the partner of choice for transformative IP solutions for the smart edge. Our platforms for connect, sense and infer use cases in smart edge devices enables us to address the high volume markets of consumer, automotive, industrial, infrastructure, mobile and PC and work towards we license our technologies on a worldwide basis to semiconductor and OEM companies that design and manufacture products that combine Ceva-based solutions with their own differentiating technology.

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

License and related fees are invoiced in accordance with agreed-upon contractual terms. Royalties are reported and invoiced quarterly and generally based on a fixed unit rate or a percentage of the sale price for the Ceva-based silicon product.

Strategy

We believe there is a growing demand for IPs that enable smart edge devices to connect, sense and infer data more reliably and efficiently. We also recognize chip design skills and expertise are scarce nowadays and more companies are deciding to develop chips in-house, creating an even greater demand for IP.

Our IP portfolio is strategically aligned to allow us to exploit the most lucrative “design gaps” in the growing demand for smart edge devices. Ceva offers expertise developing complete solutions in a number of key growth markets, including consumer, automotive, industrial, infrastructure, mobile and PC. For these markets, we offer a comprehensive portfolio of IPs which include various types of specialized platforms for 5G, computer vision, sound, AI, Wi-Fi, Bluetooth, UWB, cellular-IoT solutions, sensor fusion and spatial audio. We believe we are well-positioned to take full advantage of this growing demand. To capitalize on this industry shift, we intend to:

●	develop and enhance our range of DSP/AI processing platforms and NPUs with additional features, performance and capabilities;

●	develop and expand our short range wireless IPs and customer base, providing the newest standards and the most complete offerings to streamline our customers’ deployments;

●

continue to develop new generation of high performance platforms incorporating DSPs and AI accelerators to pursue opportunities and grow our footprint in the 5G addressable markets including infrastructure, automotive, mobile broadband and cellular IoT;

●	go up the “value chain” by adding and charging for software for our wireless, AI, voice, spatial audio and IMU (Inertial Measurement Units) products;

●	expand our presence in NPU for smart edge SoC by capitalizing on our AI accelerators and CDNN graph compiler software technologies;

●	continue to prudently invest in strategic technologies that enable us to strengthen our presence in existing market or enter new addressable markets;

●	capitalize on our relationships and leadership within our worldwide community of semiconductor and OEM licensees who are developing Ceva-based solutions;

●

capitalize on our technology leadership in the development of advanced processor technologies, connectivity IPs and sensor fusion software to create and develop new, strategic relationships with OEMs and semiconductor companies to replace their internal solutions with Ceva-based solutions; and

●

capitalize on our IP licensing and royalty business model which we believe is the best vehicle for a pervasive adoption of our technology and allows us to focus our resources on research and development of new licensable technologies and applications.

Products

We are the leading licensor of silicon and software IP that enables smart edge devices to connect, sense and infer data more reliably and efficiently. Our wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, UWB and 5G platform IP for ubiquitous, robust communications, to scalable Edge AI NPU IPs, sensor fusion processors and embedded application software that make devices smarter, we have the broadest portfolio of IP to connect, sense and infer data more reliably and efficiently. Our categories of products include the following:

1)	5G Mobile and Infrastructure

●	Ceva-XC vector DSPs for 5G handsets, 5G RAN, and general purpose baseband processing

●	PentaG2 - 5G NR modem platform for UE and for non-handset 5G vertical markets like Fixed Wireless Access, Industry 4.0, robotics and AR/VR devices that requires ultra-low-latency systems

●	PentaG-RAN

2)	Wireless IoT

●	RivieraWaves’ Bluetooth 5dual mode and low energy platforms

●	RivieraWaves’ Wi-Fi (6 and 7 up to 4x4) platforms

●	UWB platform

●	Cellular IoT and RedCap platforms

3)	Sense & Inference Processors & Platforms

●	NeuPro-M NPU family to address multiple markets like automotive, surveillance, mobile and more

●	SensPro2 sensor hub AI platforms addressing imaging, vision, powertrain, applications, including DSP processors, AI accelerators and a comprehensive software portfolio

●	Ceva-BX1, Ceva-BX2 Audio AI DSPs

4)	Sensing and Audio Software

●	RealSpace Spatial Audio software package for immersive spatial audio with head-tracking,

●	WhisPro speech recognition

●	ClearVox, a complete voice front-end software package for near and far-field voice-enabled devices

●	CDNN: deep neural network graph compiler that enables AI developers to automatically compile, optimize and run pre-trained networks onto embedded devices.

We deliver our platforms, AI DSPs and NPUs in the form of a hardware description language definition (known as a soft core or a synthesizable core). All Ceva hardware IPs can be manufactured on any process using any physical library, and all are accompanied by a complete set of tools and an integrated development environment. An extensive third-party network supports Ceva platforms, AI DSPs and NPUs with a wide range of complementing software and platforms. In addition, we provide development platforms, software development kits and software debug tools, which facilitate system design, debug and software development.

In order to reduce the cost, complexity, and risk in bringing products to market, Ceva has developed a suite of system platforms and solutions. These platforms and solutions combine the hardware and software elements that are essential for designers deploying Ceva’s state-of-the-art platforms, AI DSP cores and NPUs. Our family of platforms are targeted for baseband processing within mobile, cellular IoT devices and base station RAN, satellite communications, advanced imaging, computer vision, radar application and deep neural networks, and audio, voice and sensing and Internet-of-Things related applications.

Customers

We have licensed our platforms, AI DSPs, NPUs and wireless connectivity IPs to leading semiconductor and OEM companies throughout the world. These companies incorporate our IP into application-specific chipsets or custom-designed chipsets that they manufacture, market and sell to consumer electronics companies. We also license our technologies to OEMs directly. Included among our licensees are the following customers: Actions, Ambiq, AIC Semi, Artosyn, ASPEED, ASR Micro, Atmosic, Autotalks, Beken, Bestechnic, Broadcom, Celeno, Ceragon, Cirrus Logic, Espressif, FujiFilm, GCT Semi, Goodix, iCatch, ICOM, InPlay, Intel, iRobot, Itron, Leadcore, LG Electronics, LifeSignals, Mediatek, Microchip, MorningCore, Nations, Nextchip, Nokia, Nordic Semi, Novatek, Nurlink, NXP, ON Semi, Sanechip, Synaptics, Optek, Oticon, Panasonic, Picocom, Renesas, Rockchip, Rohm, Samsung, Sanechips, Sharp, SiFive, SiFlower, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Toshiba, Unisoc, Vatics, Winner Micro and Yamaha.

International Sales and Operations

Customers based in Europe and Middle East (EME) and Asia Pacific (APAC) accounted for 90% of our total revenues for 2023, 88% of our total revenues for 2022 and 84% for 2021, with customers in China accounting for 59%, 63% and 59% of total revenues for 2023, 2022 and 2021, respectively. Additional information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2023, we had 29 employees in sales and marketing. We have sales offices and representation in APAC region, Sweden, France and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. From time to time, we develop new signal processors, platforms, software solutions or connectivity products in close alignment with a number of tier-one industry players which signifies to the market that we are focused on viable applications that meet broad industry needs or try to get similar inputs and insight for our new developments from our marketing team. Generally, these industry leaders become licensees for these products which allows us to create a roadmap for the future development of existing cores and application platforms and connectivity products and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

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

Technical Support

We offer technical support services through our offices in Israel, APAC region, France and the United States. As of December 31, 2023, we had 28 employees in technical support. Our technical support services include:

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

Our research and development team consists of 322 engineers as of December 31, 2023, working in seven development centers located in Israel, France, the United States, Ireland, the United Kingdom and Serbia, and from 2024 also in Greece. Our engineers possess significant experience in developing AI DSP cores, NPUs and tools for 5G, computer vision, AI , connectivity products (Wi-Fi, UWB and Bluetooth), NB-IoT, and sensor processing and sensor fusion software. In addition, we engage third party contractors with specialized skills as required to support our research and development efforts.

We encourage our research and development personnel to maintain active roles in various international organizations that develop and maintain standards in electronics and related industries. This involvement allows us to influence the development of new standards, keeps us informed as to important new developments regarding standards and allows us to demonstrate our expertise to existing and potential customers who also participate in these standards-setting bodies.

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed signal processing IPs. We believe that the principal competitive elements in our field are signal processing IP and NPU performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software and algorithms availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

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

●

we compete with custom ASIC providers and internal engineering teams at companies such as Marvell, Broadcom, ST and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short-range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Infineon, Silicon Labs and NXP;
●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Arm and Verisilicon;
●

we compete in AI processor market with AI processor and accelerator providers, including Arm, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Expedera, Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with ARM, Cadence, Synopsys and Verisilicon; and
●	we compete in the embedded 3D Audio and Motion Sensing software market with Waves, Dolby and CyweeMotion.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of signal processing IP performance, first-to-market availability for latest generation wireless standards, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

With respect to certain large potential customers, we also compete with internal engineering teams, which may design programmable signal processing IP core products in-house. Companies such as Marvell, Samsung, and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their proprietary signal processing IP cores to third parties and, as a result, become direct competitors.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores and application-specific platform technologies. As of December 31, 2023, we hold 46 patents in the United States, eight patents in Canada, 90 patents in the EME (Europe and Middle East) region and 13 patents in Asia Pacific (APAC) region, totaling 157 patents, with expiration dates between 2024 and 2039. In addition, as of December 31, 2023, we have eight patent applications pending in the United States, eight pending patent applications in the EME region, three pending global (PCT) patent applications and three pending patent applications in the APAC region, totaling 22 pending patent applications.

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

Human Capital Resources

The table below presents the number of employees of Ceva as of December 31, 2023 by function and geographic location.

Number
Total employees	424
Function
Research and development	322
Sales and marketing	29
Administration	45
Technical support	28
Location
Israel	248
France	60
Ireland	11
China	16
United States	33
Serbia	31
Elsewhere	25

We believe we are a respected employer in the countries where we have operations, and, with the help of our employees, we strive to be a responsible global corporate citizen and a more sustainable company. Our Code of Business Conduct and Ethics sets the standards of conduct of our directors, officers and employees. In addition, in 2020, we adopted a Sustainability Policy that addresses matters related to our employees as well as data privacy and security, resource conservation and recycling, and other environmental matters. In particular, our Sustainability Policy reflects our commitment to diversity and equal opportunity, a harassment-free workplace, training, development and employee engagement, and human rights, health and safety, and other matters relevant to employee well-being and the Ceva culture. The code is reviewed and updated periodically by our Board or Directors, and both the code and our Sustainability Policy are available on our website at www.ceva-ip.com.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.ceva-ip.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission and are also available on the SEC’s website at www.sec.gov.

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

●	We depend on market acceptance of third-party semiconductor intellectual property.

●	If we are unable to meet the changing needs of our end-users or address evolving market demands, our business may be harmed.

●	Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including as a result of significant supply chain disruptions.

Risks Related to Our Global Operating Business

●	Our quarterly operating results fluctuate from quarter to quarter due to a variety of factors, including our lengthy sales cycle, and may not be a meaningful indicator of future performance.

●	We rely significantly on revenues derived from a limited number of customers who contribute to our royalty and license revenues.

●	Our business is dependent on IP licensing and related revenues, which may vary from period to period.

●	Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

●

We generate a significant amount of our total revenues, especially royalty revenues, from the mobile market (for mobile handsets) and our business and operating results may be materially adversely affected if our solutions are not incorporated in end products in these highly competitive markets.

●

Because we have significant international operations, with a significant concentration of revenues in China, we may be susceptible to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business. In addition, new tariffs, trade measures and other geopolitical risks and instability could adversely affect our consolidated results of operations, financial position and cash flows.

●

In order to sustain the future growth of our business, we must penetrate new end markets and our new products must achieve widespread market acceptance, but such additional revenue opportunities may not be implemented and may not be achieved.

●	Our success will depend on our ability to successfully manage our geographically dispersed operations.

●

Our operations in Israel may be adversely affected by instability in the Middle East region, including with respect to the war between Israel and Hamas that began on October 7, 2023. In addition, terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate, and our business, financial condition and operating results.

●	Our research and development expenses will increase relative to past periods due to our receiving fewer grants from the Israeli government.

●	We depend on a limited number of key personnel who would be difficult to replace, and changes in our management and sales teams may adversely affect our operations.

●	The sales cycle for our IP and related solutions is lengthy, and even approved projects may have structured payment terms, which makes forecasting of our customer orders and revenues difficult.

●	We may seek to expand our business in ways that could result in diversion of resources and extra expenses, and our product development efforts may not generate an acceptable return, if any.

●

Because our IP and related solutions are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

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

●	We are exposed to fluctuations in currency exchange rates.

●	We are exposed to the credit and liquidity risk of our customers, and to credit exposure in weakened markets, which could result in material losses.

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Risks Related to Ownership of Our Common Stock

●	The anti-takeover provisions in our certificate of incorporation and bylaws could prevent or discourage a third party from acquiring us.

●	Our stock price may be volatile so you may not be able to resell your shares of our common stock at or above the price you paid for them.

Risks Related to Our Industry and Markets

The markets in which we operate are highly competitive, and as a result we could experience a loss of sales, lower prices and lower revenues.

The markets for the products in which our technology is incorporated are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property or the loss of design wins to competitors. Many of our competitors are striving to increase their share of the growing signal processing IP and wireless connectivity markets and are reducing their licensing and royalty fees to attract customers. The following industry players and factors may have a significant impact on our competitiveness:

●	we compete directly in the signal processing cores space with Verisilicon, Cadence and Synopsys;

●

we compete with CPU IP or configurable CPU IP providers (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP), such as Arm, Synopsys and Cadence and the RISC-V open source;

●

we compete with custom ASIC providers and internal engineering teams at companies such as Marvell, Broadcom, ST, and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies;

●	we compete in the short-range wireless markets with Mindtree, Synopsys and internal engineering teams at companies such as Infineon, Silicon Labs and NXP;

●	we compete in embedded imaging and vision market with Cadence, Synopsys, Videantis, Arm and Verisilicon;

●

we compete in the AI processor market with AI processor and accelerator providers, including Arm, Cadence, Synopsys, Cambricon, Digital Media Professionals (DMP), Expedera, Imagination Technologies, Nvidia open source NVDLA and Verisilicon;

●	we compete in the audio and voice applications market with Arm, Cadence, Synopsys and Verisilicon; and

●	we compete in the embedded 3D Audio and Motion Sensing software market with Waves, Dolby, and CyweeMotion.

In addition, we may face increased competition from smaller, niche semiconductor design companies in the future. Some of our customers also may decide to satisfy their needs through in-house design. We compete on the basis of signal processing IP performance, first-to-market availability for latest generation wireless standards, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software availability, design cycle time, tool chain, customer support, name recognition, reputation and financial strength. Our inability to compete effectively on these bases could have a material adverse effect on our business, results of operations and financial condition.

Because our IP solutions are components of end products, if semiconductor companies and electronic equipment manufacturers do not incorporate our solutions into their end products, or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

We do not sell our IP solutions directly to end-users; we license our technology primarily to semiconductor companies and electronic equipment manufacturers, who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the company. As a result, we may incur significant expenditures on the development of a new technology without any assurance that our existing or potential customers will select our technology for incorporation into their own product and without this “design win,” it becomes significantly more difficult to sell our IP solutions. Moreover, even after a customer agrees to incorporate our technology into its end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our technology not reaching the market until long after the initial “design win” with such customer. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our customers' ability to ship products according to our customers’ schedule. Moreover, current economic conditions may further prolong a customer’s decision-making process and design cycle.

Further, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology. We cannot assure you that our customers will devote satisfactory efforts to promote their end products which incorporate our IP solutions.

In addition, our royalties from licenses and therefore the growth of our business, are dependent upon the success of our customers in introducing products incorporating our technology and the success of those products in the marketplace. The primary customers for our products are semiconductor design and manufacturing companies, system OEMs and electronic equipment manufacturers. All of the industries we license into are highly competitive, cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. If we do not retain our current customers and continue to attract new customers, our business may be harmed.

We depend on market acceptance of third-party semiconductor intellectual property.

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable intellectual property model, the variety of intellectual property offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP towards licensing open signal processing IP cores and platforms. Furthermore, the third-party licensable intellectual property model is highly dependent on the market adoption of new services and products with standards that continue to advance, such as ubiquitous connectivity, and the increased use of advanced audio, voice, vision and motion sensing in conjunction with AI in the consumer, industrial, infrastructure, automotive, mobile and PC markets in which we participate. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party intellectual property rather than design them in-house.

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

The markets for our IP solutions are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditures for research and development. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, meet the specific technical requirements of our end-users, or avoid significant losses due to rapid decreases in market prices of our products, the failure of which could seriously harm our business. Further, we cannot assure you that the markets we chose to invest in will continue to be significant sources of revenue in the future. For example, while in May 2023, we acquired VisiSonics’ spatial audio business to bolster our position in wearables, we may not realize the benefits from this acquisition.

Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including in connection with significant supply chain disruptions.

We operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. The semiconductor industry may be negatively impacted by factors such as decreased consumer spending, macroeconomic uncertainty and slow or negative economic growth. Each of these factors could decrease consumer spending and business investment in technologies and products that contain semiconductors. We have previously experienced a reduction in revenue and operating losses during downturns in the semiconductor industry, and various market data suggests that the semiconductor industry may be facing such a negative cycle presently. During such downturns, we typically experience new design start push outs, greater pricing pressure and shifts in product and customer mix, which can adversely affect our gross margin and net income. The semiconductor industry is also affected by seasonal shifts in demand, and as a result, we may experience short-term fluctuation in our results of operations from one period to the next. We are unable to predict the timing, duration or severity of any current or future downturns in the semiconductor industry.

We have also been subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times for new designs and supply chain disruptions for selling integrated circuits containing our technologies. For example, the semiconductor industry faced significant global supply chain disruptions as a result of the COVID-19 pandemic, both as a consequence of increased demand for devices enabling wireless connectivity and remote environments and supply constraints arising from the imposition of government restrictions on staffing and facility operations. Further, the high interest rate environment, macroeconomic trends and geopolitical concerns, including those related to the ongoing conflict between Russia and Ukraine, unrest in the Middle East arising from the conflict between Israel and Hamas, and economic slowdown in China, among other things, can negatively impact general consumer and IoT demand, chill the market for new technology investments and adversely affect our revenues. To the extent the impact of such disruptive events and adverse economic trends continue or worsen, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of the services we provide to our customers, leading to volatility or declines in the semiconductor industry which could cause substantial fluctuations or declines in our revenues and results of operations.

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

In some quarters our operating results could be below the expectations of securities analysts and investors, which could cause our stock price to fall. Factors that may affect our quarterly results of operations in the future include, among other things:

●	the gain or loss of significant licensees, partly due to our dependence on a limited number of customers generating a significant amount of quarterly revenues;

●	any delay in execution of any anticipated IP licensing arrangement during a particular quarter;

●	delays in revenue recognition for some license agreements based on percentage of completion of customized work or other accounting reasons;

●	the timing and volume of orders and production by our customers, as well as fluctuations in royalty revenues resulting from fluctuations in unit shipments by our licensees;

●	royalty pricing pressures and reduction in royalty rates due to an increase in volume shipments by customers, end-product price erosion and competitive pressures;

●	earnings or other financial announcements by our major customers that include shipment data or other information that implicates expectations for our future royalty revenues;

●	the mix of revenues among IP licensing and related revenues, and royalty revenues;

●	the timing of the introduction of new or enhanced technologies by us and our competitors, as well as the market acceptance of such technologies;

●	the discontinuation, or public announcement thereof, of product lines or market sectors that incorporate our technology by our significant customers;

●	our lengthy sales cycle and specifically in the third quarter of any fiscal year during which summer vacations slow down decision-making processes of our customers in executing contracts;

●	delays in the commercialization of end products that incorporate our technology;

●	currency fluctuations, mainly the Euro and the New Israeli Shekel versus the U.S. dollar;

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

●

restructuring, asset and goodwill impairment and related charges, as well as other accounting changes or adjustments, such as our third quarter 2022 write off of deferred tax assets, and the fourth quarter 2023 tax charges related to Internal Revenue Code (“IRC”) Section 174;

●

general political conditions, including global trade wars resulting from tariffs and business restrictions and bans imposed by government entities, like the well publicized 2018 ban associated with ZTE and the October 2023 announcement of the further tightening of restrictions on the transfer to China of certain advanced AI chips, semiconductors and supercomputing items, as well as other regulatory actions and changes that may adversely affect the business environment;

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;

●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers;

●	delays in ratification of standards for Bluetooth, Wi-Fi, UWB or cellular standards that can affect the introduction of new products;

●	constraints on chip manufacturing capacity due to high demand or shutdowns of semiconductor fabrication plants and other manufacturing facilities; and

●	reductions in demand for consumer and digital devices due to lockdowns or overall financial difficulties caused by future pandemic outbreaks or public health threats.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer, mobile and industrial products. The royalties we generate are reported by our customers.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-holiday fourth quarter consumer and mobile product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing mobile devices powered by Ceva technology sold in any given quarter compared to the prior quarter. The high interest rate environment and macroeconomic concerns related to slowdown may continue throughout the first half of 2024, or longer, and distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 13%, 16% and 21% of our total revenues for 2023, 2022 and 2021, respectively. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2023, and collectively represented 45% of our total royalty revenues for 2023. Two royalty paying customers each represented 10% or more of our total royalty revenues for 2022, and collectively represented 46% of our total royalty revenues for 2022, and three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

Our business is dependent on IP licensing and related revenues, which may vary period to period.

License agreements for our IP products and platforms have not historically provided for substantial ongoing license payments, so past IP licensing revenues may not be indicative of the amount of such revenues in any future period. Significant portions of our anticipated future revenues, therefore, will likely depend upon our success in attracting new customers or expanding our relationships with existing customers. However, revenues recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and are difficult to predict. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future product portfolio as well as our sales and marketing skills. In addition, some of our licensees may in the future decide to satisfy their needs through in-house design and production. Our failure to obtain licensing customers could impede our future revenue growth and materially harm our business.

Royalty and other payment rates could decrease for existing and future license agreements and other customer agreements, which could materially adversely affect our operating results.

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 41%, 38%, and 44% of our total revenues for 2023, 2022 and 2021, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Furthermore, royalty rates may be negatively affected by macroeconomic trends or changes in products mix, and consolidation among our customers may increase the negotiation leverage of our existing customers. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volumes, like Bluetooth-based and cellular IoT products, in lieu of higher royalty bearing products like embedded application software could lower our royalty revenues.

Because we have significant international operations, with a significant concentration of revenues in China, we may be susceptible to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.

Approximately 90% of our total revenues for 2023, 88% for 2022 and 84% for 2021 were derived from customers located outside of the United States. Revenues from customers located in the Asia Pacific (APAC) region account for a substantial portion of these revenues, with significant concentration of revenues in China, which accounted for 59%, 63% and 59% of total revenues for 2023, 2022 and 2021, respectively. We expect that international customers generally, and sales to the APAC region and China in particular, will continue to account for a significant portion of our revenues for the foreseeable future. While we anticipate that we can expand our customer base and revenues in Europe and the U.S., the present concentration of revenues from a single country significantly increases our risk profile, and the occurrence of any negative international political, economic or geographic events, including any financial crisis, trade restrictions or disputes or other major event causing business disruption in China, such as the heightening of tensions between China and Taiwan, the broader APAC region and other international jurisdictions, could result in significant revenue shortfalls.  These shortfalls could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

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

For example, in October 2023 the U.S. Department of Commerce Bureau of Industry and Security tightened restrictions and compliance burdens on the transfer to China of certain advanced artificial intelligence chips, semiconductors and supercomputing items, software and technology subject to U.S. export controls, in addition to restricting sales to certain semiconductor fab facilities in China. Moreover, restrictions were implemented on U.S. persons’ activities in support of the transfer of certain items not subject to U.S. export controls. We continue to assess the potential impact of these restrictions on our operations, and these restrictions are in addition to existing license requirements and company-specific designations affecting trade in the APAC region. Actions of any nature, including future new trade controls, could affect specific customers, industries and technologies produced inside and outside the United States, and may reduce our revenues and adversely affect our business and financial results.

New tariffs, trade measures and other geopolitical risks and instability could adversely affect our consolidated results of operations, financial position and cash flows.

Tensions between the U.S. and China have been escalating since 2018 and are not fully resolved yet, and a number of factors may exacerbate these tensions in the future. In addition, Russian military activities in Ukraine have resulted in increased sanctions and export controls against Russia and Belarus, and could also increase China/Taiwan political tensions and a worsening of U.S./China trade and other relations. Trade tensions between the U.S. and China and other geopolitical instabilities have resulted, and could in the future result, in significant tariff increases, sanctions against specified entities, and the broadening of restrictions and license requirements for specified transfers and uses of products. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause disruptions in the semiconductor industry and its supply chain, decreased demand from customers for the ultimate products using our IP solutions, or other disruptions which may, directly or indirectly, materially harm our business, financial condition and results of operations.

In addition, critical metals and materials used in semiconductors, such as Palladium, are sourced in Russia, and sanctions against Russia could impact the semiconductor supply chain. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, our revenues are increasingly concentrated in China and the broader APAC region, and we cannot predict further developments. Thus, existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flow. Further changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance, but such additional revenue opportunities may not be implemented and may not be achieved.

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products. We have invested significant resources in pursuing potential opportunities for revenue growth and to diversify our revenue streams. Our continued success will depend significantly on our ability to accurately anticipate changes in industry standards and to continue to appropriately fund development efforts to enhance our existing products or introduce new products in a timely manner to keep pace with technological developments. However, there are no assurances that we will develop products relevant for the marketplace or gain significant market share in those competitive markets. Moreover, if any of our competitors implement new technologies before us, those competitors may be able to provide products that are more effective or at lower prices, which could adversely impact our sales and impact our market share. Our inability to penetrate new markets and increase our market share in those markets or lack of customer acceptance of our new products may harm our business and potential growth.

Our success will depend on our ability to successfully manage our geographically dispersed operations.

Most of our research and development staff is located in Israel. We also have research and development teams in France, Ireland, United Kingdom, the United States, and we most recently opened a design center in Serbia in April 2023 and in Greece in January 2024. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives located in geographically dispersed offices to manage our research and development staff and integrate them into our operations to effectively address the needs of our customers and respond to changes in our markets. If we are unable to effectively manage and integrate our geographically dispersed operations, our business may be materially harmed.

Our operations in Israel may be adversely affected by instability in the Middle East region.

One of our principal research and development facilities is located in Israel, and most of our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel, including Israel’s war with Hamas that began on October 7, 2023. For example, certain of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time. It is possible that our operations could be disrupted if this situation continues for a significant period of time or further deteriorates, including if hostilities expand from other fronts, which could harm our business.

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

Our research and development expenses will increase relative to past periods due to our receiving fewer grants from the Israeli government.

We currently receive research grants mainly from programs of the IIA. In 2023, such grants decreased significantly due to changes in the criteria adopted by the IIA regarding larger and better funded corporations, in light of the high interest rate environment and difficulties for smaller companies to raise money, and we expect to receive fewer grants from the IIA in the future relative to past periods as well. We recorded aggregate research grants of $1,668,000, $4,850,000 and $3,595,000 in 2023, 2022 and 2021, respectively. To remain eligible for the grants we have received, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payments.

We depend on a limited number of key personnel who would be difficult to replace, and changes in our management and sales teams may adversely affect our operations.

Our success depends to a significant extent upon certain of our key employees and senior management, the loss of whom could materially harm our business. Competition for skilled employees in our field is intense, and in the current environment where many employees have become accustomed to remote work environments and frequent job changes, integration of employees into our company culture and retention of employees is becoming increasingly difficult. We are dependent upon our ability to identify, attract, motivate and retain qualified engineers and other personnel with the requisite educational background and industry experience, and cannot assure you that in the future we will be successful in attracting and retaining the required personnel.

In addition, we have experienced transitions in our senior management and sales teams, including the appointment of Amir Panush as our Chief Executive Officer effective January 1, 2023, the appointment of Gweltaz Toquet as our Chief Commercial Officer on January 1, 2023, and the appointment of Iri Trashanski as our Chief Strategy Officer on September 21, 2023. While we believe we have engaged in an orderly transition process as we have integrated newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition and execution of our sales strategy, including diversion of management attention from business concerns, failure to retain other key personnel, loss of institutional knowledge, loss of sales prospects and inability to replenish our sales team in a manner needed to execute our sales strategy. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations.

The sales cycle for our IP and related solutions is lengthy, and even approved projects may have structured payment terms, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for our IP and related solutions is lengthy, often lasting three to nine months. Our customers generally conduct significant technical evaluations, including customer trials, of our technology as well as competing technologies prior to making a purchasing decision. Purchasing decisions also may be delayed because of a customer’s internal budget approval process. In addition, given the current market conditions, we have less ability to predict the timing of our customers’ purchasing cycle and potential unexpected delays in such a cycle. Because of the lengthy sales cycle and potential delays, our dependence on a limited number of customers to generate a significant amount of revenues for a particular period and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Furthermore, even approved projects may be subject to tranche or milestone-based payment structures, rather than upfront payments, which may cause delays in our performance of the relevant work and revenue recognition. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our operating results for a particular period.

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

Because our IP and related solutions are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

Our IP and related solutions are complex and may contain errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers. Furthermore, the existence of any defects, errors or failure in our products could lead to product liability claims or lawsuits against us or against our customers. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which would have a negative impact on our financial condition and results of operations.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expenses. Our research and development expenses were approximately $72.7 million, $70.3 million and $69.1 million for 2023, 2022 and 2021, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We store sensitive data, including intellectual property, proprietary business information and our customer and employee information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive data. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data. If we are unable to protect sensitive data, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures, and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Ireland, France, the United Kingdom, Serbia, China, Japan and starting from January 2024, in Greece. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, the potential decision or need to transfer cash or other assets from one jurisdiction to another, potential for tax authorities to challenge the manner in which our subsidiaries’ profits are currently recognized, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect, we could lose the ability to use certain deferred tax assets, we could incur significant additional taxes in connection with a specific transaction, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. The impact of the factors referenced in this paragraph may also be substantially different from period-to-period.

For example, a substantial portion of our taxable income historically has been generated in Israel, as well as France starting in 2020. Although our Israeli and Irish subsidiaries historically, and starting in 2022 our French subsidiary, are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our Israeli, French and Irish subsidiaries were to no longer qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected.  A mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase, as we encountered in 2021, specifically due to higher taxes in France, or in the third quarter of 2022, due to our recording a $15.6 million expense as a result of a valuation allowance for certain deferred tax assets in Israel.

U.S. tax regulations are also implicated by our international operations. For example, certain of our taxes may be “double taxed” in both foreign jurisdictions and the U.S., including with respect to our taxes on our Irish and Israeli interest income. While we have elected to account for global intangible low-taxed income (GILTI) as a current-period expense when incurred, legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in future periods, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. We could also incur significant additional tax expenses as a result of moving off-shore cash to our U.S. entity. Out of total cash, cash equivalents, bank deposits and marketable securities of $166.5 million at year end 2023, $136.4 million was held by our foreign subsidiaries, with only $30.1 million held in the U.S., which could make capital expenditures to expand operations in the U.S., or our conducting strategic transactions in the U.S., more expensive. In addition, beginning in our fiscal year 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with Internal Revenue Code (IRC) Section 174. If this requirement is not repealed or otherwise modified, it will materially increase our effective tax rate and reduce our operating cash flows.

Furthermore, several countries, including the U.S. and Ireland, as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.

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

We enjoy certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” and the “Benefited Enterprise” status of our facilities and programs through 2019, and the “Technological Preferred Enterprise” status of our facilities and programs since 2020. To maintain our eligibility for these tax benefits, we must continue to meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Should we fail to meet such conditions, these benefits would be cancelled and we would be subject to corporate tax in Israel at the standard corporate rate (23% in 2023) and could be required to refund tax benefits already received. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits already received may seriously harm our business, operating results and financial condition.

Our French subsidiary is entitled to a new tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights such as patents and copyrighted software, including royalty revenues. This new elective regime requires a direct link between the income benefiting from the preferential treatment and the R&D expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total). This new French IP Box regime was enacted into the French tax law as of January 1, 2019, and the final version of the Official guidance of the French tax authorities (FTA) was published on April 22, 2020. Since the French IP Box regime was enacted recently, there is little to no French case law on this subject at this time and French companies do not yet have any feedback on the ongoing tax audits and on the FTA’s tendency in this matter. Different interpretations of the French law by the French taxing authorities regarding the French IP Box regime may impose higher tax rates on our French operations and our overall tax expenses could increase.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (“NIS”) and the Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the CIR, which is generally refunded every three years. This has resulted a foreign exchange loss of $1.27 million during 2021 due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro, and a foreign exchange gain of $0.07 million and $0.69 million during 2022 and 2023, respectively.

We are exposed to the credit and liquidity risk of our customers, and to credit exposure in weakened markets, which could result in material losses.

As we diversify and expand our addressable market in geographically dispersed regions, we will enter into IP licensing arrangements with first-time customers where we do not have full visibility of their creditworthiness. Furthermore, the instability of market conditions in certain areas in which we have expanded our business, including parts of the Asia Pacific region, drives an elevated risk of uncollectable accounts receivable and inability to recognize revenue from deals involving customers that may be in financial distress. Further, to the extent one or more of our customers commences bankruptcy or insolvency proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable court proceeding. Although we monitor and attempt to mitigate credit risks, there can be no assurance that our efforts will be effective. While losses to date relating to the credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. For example, if we fail to achieve our near-term financial guidance, or fail to show overall business growth and expansion, our stock price may significantly decline. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	Cybersecurity

Cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”), and is one of the key risks identified for oversight by the Board through our annual ERM assessment. Our ERM approach generally, and our cybersecurity practices in particular, are based upon industry standards and implemented using managed security applications. We generally approach cybersecurity threats through a cross-functional approach which endeavors to: (i) prevent and mitigate cybersecurity threats to the Company; (ii) maintain the confidence of our customers, clients and business partners; (iii) preserve the confidentiality of our employee’s information; and (iv) protect our intellectual property.

Risk Management and Strategy

Our cybersecurity program focuses on the following areas:

●	Vigilance: We maintain 24/7 cybersecurity threat operations in order to rapidly detect, contain and respond to cybersecurity threats and incidents.

●

Systems Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats. These safeguards include firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls and ongoing vulnerability assessments.

●

Third-Party Management: We screen venders, service providers and other third parties that may gain access to our systems based on their expertise, reliability, reputation and industry credentials, and have implemented measures to further enable us to identify and oversee cybersecurity risks presented users of our systems..

●

Education: All of our employees are trained at least annually on cybersecurity threats and our information security procedures, which reinforces our information security policies, standards and practices.

●	Incident Response Planning: We have established and continue to maintain an incident response plan that addresses our response to a cybersecurity incident.

●

Communication and Coordination: We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the technology, operations, legal, risk management, internal audit and other key business functions, as well as including our board of directors in an ongoing dialogue regarding cybersecurity threats and incidents.

●	Governance: Our board of directors’ oversight of cybersecurity risk management is supported by our Chief Financial Officer and Compliance Officer, who interacts directly with, and is provided relevant information by, our cybersecurity team. While our board of directors has the ultimate oversight responsibility over the management of cybersecurity risk, our audit committee reviews the risk management process relating to cybersecurity on a regular basis.

We evaluate the effectiveness of our cybersecurity threat risk management through the assessment and testing of our processes and practices. We regularly engage consultants, auditors and other third parties to perform assessments on our cybersecurity measures. The assessments include information security maturity evaluations, independent environmental security control reviews, operating effectiveness and penetration testing. We make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.

Governance

Our board of directors as a whole is responsible for overseeing the management of risks pertaining to cybersecurity threats. Our board receives regular presentations and reports from the management team on information regarding the policies, processes and practices that we implement to address risks from cybersecurity threats including, for example, discussion of recent developments, evolving standards, third-party and independent reviews, the threat environment and technological trends. Additionally, to the extent we identify any cybersecurity incident that could pose a significant risk to the Company, the board will receive prompt and timely information regarding the incident and ongoing updates until such incidents have been addressed.

Our cybersecurity team is composed of the global head of Information Technology & Management Information Systems, the Chief Information Security Officer (“CISO”) and deputy CISO. The cybersecurity team, along with internal security stakeholders, are the team members principally responsible for overseeing and implementing our cybersecurity risk management program. Our cybersecurity team members each possess 15-25 years of cybersecurity experience, with strong educational qualifications including post-secondary education, industry certifications and other relevant developmental training. We believe this collective experience allows us to effectively manage risks emerging from cybersecurity threats.

The cybersecurity team works collaboratively across the Company to implement customized programs designed to protect and respond to cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response plan. Chief concerns are reported to our broader management team when appropriate.

We have not previously experienced any material cybersecurity incidents. In addition, cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to affect, the Company, including our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

Our headquarters are located in Rockville, Maryland, where we conduct research and development and administration activities in a 9,913 square foot facility under a lease expiring in 2028. We also have principal offices where we conduct research and development, sales and marketing and administration activities in Herzliya, Israel, where have a 57,425 square foot facility lease expiring 2025; and Sophia Antipolis, France, where we have a 10,823 square foot facility lease expiring in 2031.

We also lease seven other buildings for our main additional engineering, sales, marketing, administrative, support and operations, including two other facilities located in China, and one other facility located in each of the U.S., U.K., Ireland, Serbia and Japan. Together with our principal offices, these ten facilities cover an aggregate of approximately 97,689 square feet, ranging from 1,132 square feet to 57,425 square feet, with lease terms expiring from 2024 to 2034.

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

Amir Panush, age 50, joined our board of directors on February 13, 2024 and has served as our Chief Executive Officer since January 2023. He joined us from InvenSense, Inc., a TDK group company, where he served as Chief Executive Officer and General Manager of TDK Corporation’s MEMS Sensors Business Group. Mr. Panush previously held various leadership positions at TDK following TDK’s successful acquisition of InvenSense in 2017. Mr Panush joined Invensense in 2015, serving as head of the company’s Strategy & Corporate Development, where he drove strategic expansion and diversification efforts. Prior to joining InvenSense, from May 2011 to March 2015, Mr. Panush served in various capacities at Qualcomm, most recently as the Senior Director of Product Management and Business Development for the IoE/IoT client business. Prior to joining Qualcomm, Mr. Panush led strategic marketing and partnerships at Atheros Communications, which was later acquired by Qualcomm. His earlier industry roles spanned software engineering and project management leadership at Texas Instruments and Comsys Mobile, which was acquired by Intel. Mr. Panush holds a Master of Business Administration from Haas Business School, University of California at Berkeley and a bachelor’s degree, Cum Laude, in Computer Science from Technion Institute of Technology in Israel.

Yaniv Arieli, age 55, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Michael Boukaya, age 49, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as VP and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining Ceva, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

Gweltaz Toquet, age 51, has served as our Chief Commercial Officer since January 2023. Mr. Toquet has more than 20 years of sales and management experience with the Company, most recently serving as our Vice President of Sales for Asia Pacific, India and Europe. In particular, Mr. Toquet has spent over 15 years as our Vice President of Sales for Asia Pacific based in Hong Kong, where he led the build-out and management of the sales and support functions in the region spanning China, Japan, Taiwan and Korea. Prior to joining the Company in 2002, Mr. Toquet held several roles in sales, business development, product marketing and business line management at Freehand DSP and Texas Instruments. Mr. Toquet holds a Master of Science in Engineering degree from Institut Supérieur d’Electronique de Paris (ISEP).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on NASDAQ. As of February 29, 2024, there were approximately 303 holders of record, which we believe represents approximately 32,133 beneficial holders.

Equity Compensation Plan Information

Information as of December 31, 2023 regarding options, SARs, RSUs and PSUs granted under our stock plans and remaining available for issuance under those plans will be contained in the definitive 2024 Proxy Statement for the 2024 annual meeting of stockholders to be held on May 21, 2024 and incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2023 to October 31, 2023)	__	__	__	143, 721
Month #2 (November 1, 2023 to November 30, 2023)	91,042	$21.83	91,042	752, 679
Month #3 (December 1, 2023 to December 31, 2023)	52,679	$22.26	52,679	700, 000
TOTAL	143,721	$21.99	143,721	700, 000	(2)

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

2024 Annual Meeting of Stockholders

We anticipate that the 2024 annual meeting of our stockholders will be held virtually on May 21, 2024.

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

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Ceva, Inc.	100.00	122.05	205.98	195.74	115.78	102.78
S&P Semiconductors	100.00	165.23	268.27	383.86	265.98	359.96
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2018, through December 31, 2023, with the cumulative total return on the S&P Semiconductors Select Industry Index (S&P SSII) and the Russell 2000 Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2018), the S&P SSII and the Russell 2000 Index on December 31, 2018, and assumes dividends, if any, are reinvested.

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

BUSINESS OVERVIEW

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, both appearing elsewhere in this annual report.

Headquartered in Rockville, Maryland, Ceva is the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With the industry’s only portfolio of comprehensive communications and scalable edge AI IP, Ceva powers the connectivity, sensing, and inference in today’s most advanced smart edge products across consumer IoT, mobile, automotive, infrastructure, industrial, and personal computing. More than 17 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks. and more are powered by Ceva.

Ceva is a trusted partner to over 400 of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate our IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to consumer electronics companies. Our application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license our hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Ceva’s wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, UWB and 5G platform IP for ubiquitous, robust communications, to scalable Edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

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

On September 14, 2023, Ceva and its then wholly owned subsidiary, Intrinsix Corp. (“Intrinsix”), a Massachusetts-based provider of design engineering solutions focused on the U.S. Aerospace & Defense industry, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from Ceva for $35 million in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300,000 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by Ceva to Cadence, and a further amount of $3.5 million of the consideration was deposited with the same escrow agent for a period of 18 months as security for Ceva’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement. The Agreement includes certain representations, warranties and covenants of the parties, and Ceva has agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

We believe our portfolio of wireless communications and sensing and Edge AI technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the fourth quarter of 2023, seventeen IP licensing deals were concluded, spanning all areas of our portfolio.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In 2023, we signed 37 deals for our Bluetooth, Wi-Fi, UWB and cellular IoT IPs, reinforcing our market leading position for these technologies. In particular, we believe that Wi-Fi presents a significant royalty revenue opportunity, given our dominant market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

Our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications.

●

Our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G and other communications in data centers and infrastructure.

●

The high volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our Bluetooth, Audio AI DSPs and software IPs. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution, WhisPro speech recognition technology and ClearVox voice input software are available to enhance the user experience and offer premium features.

●

Our SensPro2 sensor hub AI DSP family is designed to address the growing demand for efficient, high-performance signal processing in sensor-based applications across various industries and applications such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), natural language processing (NLP) and voice recognition. Research from Bloomberg Intelligence forecasts that hardware revenue associated with computer vision AI products and conversational AI devices will reach $61 billion and $108 billion, respectively by 2030, indicating the size of the market opportunity. This sensor hub AI DSP enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications.

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

●

Our sensor fusion and spatial audio application software allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Hillcrest Labs’ innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is processor-agnostic in order to address the requirements of any OEM or semiconductor company that wishes to enhance their customer user experience. The MotionEngine software has already shipped in more than 300 million devices, indicative of its market traction and excellence. Along with our SensPro sensor hub AI DSPs, our licensees now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

As a result of our focus on silicon and software IP solutions that enable products to connect, sense, and infer data, we believe we are well positioned for long-term growth in shipments and royalty revenues derived from smart edge products. Royalty rates from these products are comprised of a range of ASPs, spanning from high volume Bluetooth and Wi-Fi to high value sensor fusion and base station RAN. The royalty ASP of our other products will be in between the two ranges.

CURRENT TRENDS

We believe that as the continuing digital transformation drives industries to become connected and intelligent, our ubiquitous technology and collaborative business model present a significant and secular growth prospect. We intend to continue to capitalize on the semiconductor momentum with our portfolio of technologies to enable three main use cases associated with smart edge devices: connect, sense and infer. We intend to focus on four main markets, which are consumer, automotive, industrial and infrastructure, which we believe are large, diversified and represent the greatest opportunities for long-term growth. We will also continue to serve the mobile and PC markets where we have established customers and market presence. We believe our key customers are keenly receptive to our products roadmap around connect, sense and infer, and that they are willing to expand the scope of engagements with us as our roadmap aligns with their technology needs. Furthermore, we anticipate that we can expand our customer base and revenues in Europe and the U.S., complementing our strong presence in China, Taiwan, Japan and the remainder of the APAC region.

Various global, macroeconomic and industry phenomenon significantly adversely impacted our business in 2023, including decreased investment in semiconductor companies due to interest rates and other factors and the end of a period of exceptional consumer end market demand related to COVID spending following the substantial completion of most companies’ shift to hybrid work environments, and certain of these phenomenon continue to adversely affect the semiconductor industry and its end markets. Against this difficult backdrop, however, we believe our strategy will yield results, with overall revenue expected to grow 4% to 8% over 2023. Most of this growth is expected to be concentrated in the second half of the year, including due to typical seasonality in lower shipments of consumer IoT and mobile products post the holiday season, which we expect will contribute to overall revenues being 2% to 6% lower in the first quarter of 2024 compared to the fourth quarter of 2023, and with a different mix of licensing and royalty revenues than from the fourth quarter of 2023. In the coming year, we expect our licensing and related revenues business will continue to expand into new markets and use cases in the industrial IoT (IIoT) and consumer IoT, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. On royalties, we expect our connectivity products to continue to show strength in 2024, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines, with the expected ramp of automotive ADAS royalties in the second half of the year. The smartphone market related revenues have continued to decrease for us in recent years due to these trends.

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

We account for our IP license revenues and related services, which provide our customers with rights to use our IP, in accordance with ASC 606, "Revenue from Contracts with Customers" (ASC 606"). A license may be perpetual or time limited in its application. In accordance with ASC 606, we recognize revenue from IP license at the time of delivery when the customer obtains control of the IP, as the IP is functional without professional services, updates and technical support. We have concluded that our IP licenses are distinct as the customer can benefit from the licenses on their own.

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

Revenues from contracts that involve significant customization of our IP to customer-specific specifications are considered as one performance obligation satisfied over-time. Revenue related to these projects is recognized over time, usually based on a percentage that incurred labor effort to date bears to total projected labor effort. Incurred effort represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Significant judgment is required when estimating total labor effort and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the project.

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs. Royalties are calculated either as a percentage of the revenues received by our licensees on sales of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. Royalty revenues are recognized during the quarter in which we receive the actual sales data from our customers after the quarter ends and accounts for it as unbilled receivables. When we do not receive actual sales data from the customer prior to the finalization of our financial statements, royalty revenues are recognized based on our estimation of the customer’s sales during the quarter. We may engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when the audits are resolved.

Contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms, usually on an annual basis. We consider the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, we recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically 12 months.

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

When contracts involve a significant financing component, we adjust the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing, unless the financing period is under one year and only after the products or services were provided, as we elected to use the practical expedient under ASC 606.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Intangibles – Goodwill and other” (ASC 350). ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If an entity elects not to use this option, or if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the entity recognizes an impairment of goodwill for the amount of this excess. For each of the three years for the period ended December 31, 2023, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment in accordance with ASC 360 whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. In 2022, we recorded an impairment charge of $3,556,000 in operating expenses with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. In 2022 we also recorded in cost of revenues an impairment charge of prepaid expenses as follows: (1) an impairment charge of $479,000 relating to an agreement to acquire certain NB-IoT technologies, and (2) an impairment charge of $1,479,000 relating to an agreement to purchase certain assets and services from Immervision. We have not recorded any impairment charge during the years ended December 31, 2023 and 2021.

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

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carry-forwards for which the benefits have already been reflected in the financial statements. While we believe the resulting tax balances as of December 31, 2022 and 2023 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 14 to our Consolidated Financial Statements for the year ended December 31, 2023 for further information regarding income taxes. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statute of limitations on potential assessments expire.

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

We use the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the grant date. We estimate the fair value of PSU based on market condition awards on the date of grant using the Monte Carlo simulation model. We estimate the fair value of stock option awards on the date of grant using the Black & Scholes model.

Credit Losses of Marketable Securities

Marketable securities consist mainly of corporate bonds. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, “Investments Debt Securities,” we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. We have classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because these securities are available to support current operations and we may sell these debt securities prior to their stated maturities .

We determine realized gains or losses on sale of marketable securities on a specific identification method and record such gains or losses as financial income, net.

For each reporting period, we evaluate whether declines in fair value below the amortized cost are due to expected credit losses, as well as our ability and intention to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income on the consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, credit losses were immaterial.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of income (loss) as percentages of our total revenues for the periods indicated:

	2021	2022	2023
Consolidated Statements of Income (Loss) Data:
Revenues:
Licensing and related revenue	56.2%	62.4%	59.1%
Royalties	43.8%	37.6%	40.9%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	9.1%	12.5%	12.0%
Gross profit	90.9%	87.5%	88.0%
Operating expenses:
Research and development, net	60.7%	58.3%	74.6%
Sales and marketing	10.8%	9.5%	11.3%
General and administrative	11.2%	11.8%	15.3%
Amortization of intangible assets	2.0%	1.7%	0.6%
Impairment of assets	—	2.9%	—
Total operating expenses	84.7%	84.2%	101.8%
Operating income (loss)	6.2%	3.3%	(13.8)%
Financial income, net	0.2%	2.3%	5.4%
Remeasurement of marketable equity securities	1.7%	(2.1)%	(0.0)%
Income (loss) before taxes on income	8.1%	3.5%	(8.4)%
Taxes on income	6.0%	15.0%	10.5%
Net income (loss) from continuing operations	2.1%	(11.5)%	(18.9)%
Net income (loss) from discontinued operations	(1.8)%	(7.7)%	6.7%
Net income (loss)	0.3%	(19.2)%	(12.2)%

Discussion and Analysis

Below we provide information on the significant line items in our consolidated statements of income (loss) for each of the past three fiscal years, including the percentage changes year-on-year, as well as an analysis of the principal drivers of change in these line items from year-to-year.

Revenues

Total Revenues

	2021	2022	2023
Total revenues (in millions)	$113.8	$120.6	$97.4
Change year-on-year	—	5.9%	(19.2)%

For the full year 2023, we reported total revenue of $97.4 million, 19% lower than 2022, primarily due to a return to a more normal licensing environment following a couple of years in which we were able to capitalize on a surge in design activity driven by exceptional consumer end market demand resulting from post-COVID spending and the shift to work-from-home.

In full year royalties, despite the slow start to the year, and the soft end markets throughout 2023, royalties grew sequentially each quarter throughout the year, to reach $39.8 million, down 12% year-over-year.

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC represented 13%, 16% and 21% of our total revenues for 2023, 2022 and 2021, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis.  With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2023, and collectively represented 45% of our total royalty revenues for 2023. Two royalty paying customers each represented 10% or more of our total royalty revenues for 2022, and collectively represented 46% of our total royalty revenues for 2022. Three royalty paying customers each represented 10% or more of our total royalty revenues for 2021, and collectively represented 57% of our total royalty revenues for 2021. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2021	2022	2023
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	77%	78%	82%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	23%	22%	18%

We expect to continue to generate a significant portion of our revenues for 2024 from the above technologies.

Licensing and related revenue

	2021	2022	2023
Licensing and related revenue (in millions)	$64.0	$75.2	$57.6
Change year-on-year	—	17.6%	23.5%

Licensing and related revenue was $57.6 million, 23% down in 2023 as compared to 2022. We signed 53 licensing agreements across our extensive IP portfolio, down from 60 last year; 10 of those deals were with OEMs who are integrating our IP’s into their end products. In terms of end markets, 29 of the deals target consumer, and 23 for IIoT, including 7 for automotive, and 1 for other markets. This deal breakdown serves as another indicator of our focus on the end markets with the largest licensing base and the greatest projected growth potential. In 2023, we experienced a decrease in licensing revenue attributed to a slowdown in new design activity due to various reasons, including lack of funding of semiconductor companies, in part due to the higher interest rate environment, as well as the end of a period of exceptional consumer end market demand related to COVID spending following the substantial completion of most companies’ shift to hybrid work environments. The increase in licensing and related revenues from 2021 to 2022 principally reflected the contribution of the Wi-Fi IP to our revenues, and from diversification of technologies, markets, new and recurring customers and overall strong semiconductor design cycle.

Licensing and related revenue accounted for 59.1% of our total revenues for 2023, compared with 62.4% and 56.2% of our total revenues for 2022 and 2021, respectively.

Royalty Revenues

	2021	2022	2023
Royalty revenues (in millions)	$49.9	$45.4	$39.9
Change year-on-year	—	(9.0)%	(12.2)%

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Our royalty revenues represent what our customers shipped during any quarter, or our best estimates for such shipments. The royalty rate is based either on a certain percent of the chipset price or a fixed amount per chipset based on volume discounts.

Royalty revenue was down in 2023 as compared to 2022 reflecting broad macroeconomic and consumer demand weakness and elevated inventory levels, especially in the first half of 2023. The decline is mainly attributable to mobile and 5G RAN related royalties, which combined to be down 22% year-over-year. On the positive side and in line with the strength of our connectivity products, royalty revenues related to our Bluetooth, Wi-Fi and cellular IoT business lines combined to grow 5% year-over-year, mainly due to higher royalty rate contribution from our new Wi-Fi 6 customers. In terms of end markets, consumer IoT was 41% of royalties, followed by mobile at 36% and the growing IIoT end markets at 23%. Looking ahead to 2024, we are excited by the royalty growth potential of our Wi-Fi 6 royalties, the continued momentum in our Bluetooth and cellular IoT customer base across consumer and industrial markets and the expected initial ramp of automotive ADAS royalties in the second half of the year.

•        Our total unit shipments were 1.6 billion in 2023, down slightly from 1.7 billion in 2022, and which equates to approximately 50 Ceva-powered devices sold every second in 2023.

•         Annual mobile modem shipments were down 13% year-over-year to 286 million units, reflecting the soft smartphone market in 2023, particularly at the start of the year.

•         Annual Consumer IoT related shipments were 1.25 billion units, down just 4% year-over-year.

•         Annual IIoT related shipments were 84 million units, up 17% year over year.

•         Cellular IoT and Audio AI DSP shipments both experienced strong growth in 2023, up 64% and 56%, respectively from 2022.

•         In terms of royalty contribution highlights, Cellular IoT royalty revenues were an all-time record high, up 47% year-over-year, Audio AI DSP royalty revenues were up 111% year-over-year and Wi-Fi royalty revenues were up 40% year-over-year.

Royalty revenue was down in 2022 as compared to 2021 reflecting broad macroeconomic and consumer weakness and elevated inventory levels, especially in the second half of 2022. The largest decline was in our handset baseband royalties, which were down 24% year-over-year, primarily due to the continued ramp down by Intel based royalties post their divestment from the modem business. Base station and IoT category, achieved record royalty revenues generated by a record 1.4 billion devices. Bluetooth royalties grew 11% year-over-year, generated from a record 1 billion unit shipments. Base station RAN royalties also grew, up 14% year-over-year, while lower shipments and royalties from PCs, robot vacuum cleaners, cameras and other consumer related technologies affected many of our customers.

Total shipments in 2023 decreased 4% year-over-year to 1.62 billion units, down from 1.70 billion in 2022. Total shipment volume in 2021 was 1.65 billion.

The five largest royalty-paying customers accounted for 58% of our total royalty revenues for 2023, compared to 64% of our total royalty revenues for 2022 and 68% of our total royalty revenues for 2021.

Geographic Revenue Analysis

	2021		2022		2023

	(in millions, except percentages)
United States	$17.8	15.7%	$14.2	11.8%	$9.6	9.8%
Europe, Middle East (EME)	$6.9	6.0%	$9.9	8.2%	$12.2	12.5%
Asia Pacific (APAC) (1)	$89.1	78.3%	$96.5	80.0%	$75.7	77.7%

(1) China	$67.5	59.3%	$75.7	62.8%	$57.5	59.0%

A majority of our revenues during the past three years have originated in the APAC region, with China representing the largest revenue share of countries in the APAC region. The decrease in revenues in absolute dollars in APAC from 2022 to 2023 was partially attributed to the slowdown in the start of new design activity. The increase in revenues in absolute dollars in APAC from 2021 to 2022 was partially attributed to the strong design activity and new WiFi 6 product refreshment as a key technology add-on to many consumer related devices, replacing or in many cases on top of Bluetooth technologies.

The decrease in revenues in absolute dollars in the United States from 2022 to 2023 was mainly attributed to a large, non-recurring licensing deal in our BlueBud platform, as well as the continued decrease in Intel based royalties post their divestment from the modem business. Moreover, we witnessed lower royalties from our sensor fusion empowered chips. The decrease in revenues in absolute dollars in the United States from 2021 to 2022 was mainly attributed to less Intel based royalties post their divestment from the modem business, partially offset by more sensor fusion empowered chip sales.

The increase in revenues in absolute dollars and percentage in the EME region from 2022 to 2023 is primarily due to a significant new Wi-Fi / Bluetooth combo deal with a leading platform OEM in the electronics maker community whose devices are widely used in education and prototyping. The increase in revenues in absolute dollars and percentage in the EME region from 2021 to 2022 primarily reflected 5G base station technology license from an existing EME customer.

Cost of Revenues

	2021	2022	2023
Cost of revenues (in millions)	$10.4	$15.1	$11.6
Change year-on-year	—	45.8%	(23.0)%

Cost of revenues accounted for 12.0% of our total revenues for 2023, compared to 12.5% of our total revenues for 2022 and 9.1% of our total revenues for 2021. The absolute dollar decreases in cost of revenues for 2023 as compared to 2022 principally reflected impairment charges, incurred in 2022, of prepaid assets with respect to (1) Immervision-related assets and services, and (2) certain non-performing assets related to NB-IoT technology, as well as lower customization work for our licensees. The absolute dollar increases in cost of revenues for 2022 as compared to 2021 principally reflected impairment charges of prepaid assets with respect to (1) Immervision-related assets and services and (2) certain non-performing assets related to NB-IoT technology, as well as higher customization work for our licensees.

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the IIA), amortization of acquired assets and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2023, 2022 and 2021 were $826,000, $687,000, and $513,000, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018, to a strategic investment in Immervision in the third quarter of 2019, and to certain intangible assets associated with the VisiSonics acquisition in the second quarter of 2023. Our amortization charges were $0.4 million, $0.6 million and $0.7 million for 2023, 2022 and 2021, respectively. In 2022 we recorded impairment charges of $2.0 relating to discontinued Immervision technology and non-performing assets of certain NB-IoT technology.

Operating Expenses

	2021	2022	2023
	(in millions)
Research and development, net	$69.1	$70.3	$72.7
Sales and marketing	$12.2	$11.5	$11.0
General and administration	$12.8	$14.2	$14.9
Amortization of intangible assets	$2.3	$2.0	$0.6
Impairment of assets	$—	$3.6	$—

Total operating expenses	$96.4	$101.6	$99.2
Change year-on-year	—	5.3%	(2.3)%

The decrease in total operating expenses for 2023 as compared to 2022 principally reflected: (1) an impairment charge of $3.6 million recorded in the third quarter of 2022 with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line; (2) lower amortization of intangible assets, mainly related to Immervision; and (3) lower salary and employee-related costs, mainly associated with lower employee-related performance costs, partially offset with lower research grants received, mainly from the IIA, and higher non-cash equity-based compensation expenses. The increase in total operating expenses for 2022 as compared to 2021 principally reflected (1) an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line, (2) higher salary and employee-related costs, and (3) higher outsourcing personal and services costs, partially offset with higher research grants received, mainly from the IIA.

Research and Development Expenses, Net

	2021	2022	2023
Research and development expenses, net (in millions)	$69.1	$70.3	$72.7
Change year-on-year	—	1.8%	3.4%

The net increase in research and development expenses for 2023 as compared to 2022 principally reflected lower research grants received, mainly from the IIA, lower customization work for our licensees and higher non-cash equity-based compensation expenses, partially offset by lower salaries and employee-related costs mainly associated with lower employee-related performance costs. The net increase in research and development expenses for 2022 as compared to 2021 principally reflected higher outsourcing personal and services costs and higher non-cash equity-based compensation expenses, partially offset by higher research grants received, mainly from the IIA, and higher customization work for our licensees. The average number of research and development personnel in 2023 was 330, compared to 325 in 2022 and 310 in 2021. The number of research and development personnel was 322 at December 31, 2023 as compared to 328 in 2022 and 311 in 2021.

We implemented cost control measures and in 2024 we plan to keep our 2023 overall expense (cost of revenues and operating expenses) levels; therefore, our overall COGS expense is expected to decrease by approximately $1.5 million and operating expenses, is expected to increase by approximately $2.0 million, mainly in research and development than may increase by approximately $1.5 million.

Research and development expenses, net of related government grants and French research tax benefits applicable to CIR, were 74.6% of our total revenues for 2023, as compared with 58.3% for 2022 and 60.7% for 2021. We recorded research grants under funding programs of $1,668,000 in 2023, compared with $4,850,000 in 2022 and $3,595,000 in 2021. We recorded UK tax credits and CIR benefits of $2,641,000, $2,316,000 and $2,547,000 for 2023, 2022 and 2021, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our intellectual property which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2023, 2022 and 2021 were $9,133,000, $8,259,000 and $7,187,000, respectively. Research and development expenses are net of related government research grants, UK tax credits and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2021	2022	2023
Sales and marketing expenses (in millions)	$12.2	$11.5	$11.0
Change year-on-year	—	(6.2)%	(3.8)%

The decrease in sales and marketing expenses for 2023 as compared to 2022 principally reflected lower salary and employee related costs, mainly associated with a one-time separation charge recorded in 2022 as a result of the departure of our former executive vice president of worldwide sales. The decrease in sales and marketing expenses for 2022 as compared to 2021 principally reflected lower commission expenses.

Sales and marketing expenses as a percentage of our total revenues were 11.3% for 2023, as compared with 9.5% for 2022 and 10.7% for 2021. The total number of sales and marketing personnel was 29 in 2023, as compared with 36 in both 2022 and 2021. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2023, 2022 and 2021 were $1,776,000, $1,503,000 and $1,608,000, respectively.

General and Administrative Expenses

	2021	2022	2023
General and administrative expenses (in millions)	$12.8	$14.2	$14.9
Change year-on-year	—	10.9%	5.1%

The increase in general and administrative expenses for 2023 as compared to 2022 principally reflected higher professional services cost and higher non-cash equity-based compensation expenses, partially offset with lower salaries and related costs. The increase in general and administrative expenses for 2022 as compared to 2021 principally reflected higher salaries and related costs.

General and administrative expenses as a percentage of our total revenues were 15.3% for 2023, as compared with 11.8% for 2022 and 11.2% for 2021. The total number of general and administrative personnel was 45 in 2023, as compared with 46 in 2022 and 50 in 2021. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities, allowance for credit losses and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2023, 2022 and 2021 were $3,795,000, $2,888,000 and $3,291,000, respectively.

Amortization of Intangible Assets

Our amortization charges were $0.6 million, $2.0 million and $2.3 million for 2023, 2022 and 2021 respectively. The amortization charges in 2023 were incurred in connection with the amortization of intangible assets associated with the acquisition of the Hillcrest Labs and VisiSonics business. The amortization charges in 2022 and 2021 were incurred in connection with the amortization of intangible assets associated with the acquisition of the Hillcrest Labs and the strategic investment in Immervision. As of December 31, 2023, the net amount of intangible assets associated with the acquisitions was $1.7 million.

Impairment of Assets

In 2022, we recorded an impairment charge of $3.6 million with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line.

Financial Income, net

	2021	2022	2023
	(in millions)
Financial income, net	$0.20	$2.81	$5.26
of which:
Interest income and gains and losses from marketable securities, net	$1.47	$2.74	$4.57
Foreign exchange gain (loss)	$(1.27)	$0.07	$0.69

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, for 2023 as compared to 2022 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held. The increase in interest income and gains and losses from marketable securities, net, for 2022 as compared to 2021 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.69 million, a foreign exchange gain of $0.07 million and a foreign exchange loss of $1.27 million (due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro) for 2023, 2022 and 2021, respectively.

Remeasurement of marketable equity securities

We recorded a loss of $0.0 million, a loss of $2.5 million, and a gain of $2.0 million in 2023, 2022 and 2021, respectively, related to remeasurement of marketable equity securities. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

During the years 2023, 2022 and 2021, we recorded tax expenses of $10.2 million, $18.1 million and $6.8 million, respectively.

The decrease in provision for income taxes in 2023 as compared to 2022 principally reflected the impact of a charge to record a valuation allowance in 2022 due to a change in the estimation for taxable income for future years of our Israeli operations (as further described below), offset with a charge to our deferred tax assets in the US primarily related to a reduction of estimated forecasted GILTI inclusions, and additional tax charges as a result of the completion of a tax audit in a certain foreign tax jurisdiction.

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

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France, as well as potentially in the U.S. due to GILTI and the requirement to capitalize R&D expenditures under IRC Section 174 over 5 years if sourced from the U.S. and over 15 years if sourced internationally. Although our Israeli and Irish subsidiaries, and, from 2022 onward, our French subsidiary, are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

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

In 2017, the French government passed a series of tax reforms allowing for a phased reduction in the corporate tax rate. In accordance with the tax reforms, our French subsidiary qualified in 2018 for a corporate tax rate of 28% for taxable profit up to €500,000 (approximately $533,745) and the standard rate of 33.33% for taxable profit above €500,000 (approximately $533,745). In 2019, the standard corporate income tax rate was reduced to 31%, with the first €500,000 (approximately $533,745) of taxable profit still being subject to the reduced 28% rate. In 2020, a corporate income tax rate of 28% has become the new standard rate for all taxable profits. In 2021, the corporate income tax rate was reduced to 26.5%. From 2022 onward, the standard corporate income tax rate was further reduced to 25%.

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

For more information about our provision for income taxes, see Note 14 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had approximately $23.3 million in cash and cash equivalents, $10.5 million in short term bank deposits, $132.7 million in marketable securities, and $0.0 million in long term bank deposits totaling $166.5 million, as compared to $146.5 million at December 31, 2022. The increase in 2023 as compared to 2022 principally reflected approximately $30.0 million cash received following the sale of Intrinsix, exercise of stock-based awards of approximately $3.4 million, and unrealized investment gain on marketable securities of approximately $3.1 million, partially offset by cash used in operating activities, $3.6 million cash used for the acquisition of the VisiSonics business and funds used to repurchase 278,799 shares of common stock for an aggregate consideration of approximately $6.2 million.

Out of total cash, cash equivalents, bank deposits and marketable securities of $166.5 million at year end 2023, $136.4 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated. Moving off-shore cash to our U.S. entity would result in significant additional tax expenses.

During 2023, we invested $42.0 million of cash in bank deposits and marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $28.8 million. During 2022, we invested $63.9 million of cash in bank deposits and marketable securities with maturities up to 45 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $52.3 million. During 2021, we invested $40.7 million of cash in bank deposits and marketable securities with maturities up to 57 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $56.1 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income (loss). The amount of credit losses recorded for the twelve months ended December 31, 2023, 2022, and 2021, was immaterial. For more information about our marketable securities, see Notes 1 and 3 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2023.

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

Operating Activities

Cash used in operating activities in 2023 was $6.3 million and consisted of a net loss of $11.9 million, adjustments for non-cash items of $8.8 million, and changes in operating assets and liabilities of $3.2 million. Adjustments for non-cash items primarily consisted of $4.9 million of depreciation and amortization of intangible assets (including $1.1 million from discontinued operations), $16.2 million of equity-based compensation expenses (including $0.7 million from discontinued operations), and $11.6 million of gain on sale of Intrinsix. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other current assets of $4.9 million, a decrease in accrued payroll and related benefits of $3.7 million, and a decrease in trade payables of $0.8 million, partially offset by a decrease in deferred taxes, net of $6.7 million.

Cash provided by operating activities in 2022 was $6.9 million and consisted of a net loss of $23.2 million, adjustments for non-cash items of $28.2 million, and changes in operating assets and liabilities of $1.9 million. Adjustments for non-cash items primarily consisted of $7.6 million of depreciation and amortization of intangible assets (including $2.2 million from discontinued operations), $14.5 million of equity-based compensation expenses (including $1.2 million from discontinued operations), $2.5 million of remeasurement of marketable equity securities, and $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in deferred taxes, net of $7.8 million (primarily reflect the impact of a charge to record a valuation allowance in 2022), an increase in trade payable of $0.5 million, an increase in accrued payroll and related benefits of $1.0 million, and an increase in accrued expenses and other payables, including income taxes payable, of $2.5 million, partially offset by an increase of trade receivables of $3.8 million, an increase of prepaid expenses and other assets of $1.1 million, and a decrease in deferred revenues of $5.5 million.

Cash provided by operating activities in 2021 was $25.8 million and consisted of a net income of $0.4 million, adjustments for non-cash items of $19.6 million, and changes in operating assets and liabilities of $5.8 million. Adjustments for non-cash items primarily consisted of $7.0 million of depreciation and amortization of intangible assets (including $1.3 million from discontinued operations), and $13.1 million of equity-based compensation expenses (including $0.5 million from discontinued operations). The increase in cash from changes in operating assets and liabilities primarily consisted of a decrease in trade receivables of $5.8 million, a decrease in prepaid expenses and other assets of $3.6 million, and an increase in deferred revenues of $5.1 million, partially offset by an increase in deferred taxes, net of $6.3 million (mainly due to an increase in withholding tax assets which can be utilized in future years), a decrease in accrued expenses and other payables of $1.7 million, and a decrease in accrued payroll and related benefits of $0.9 million.

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

Investing Activities

Net cash provided by investing activities in 2023 was $10.8 million, as compared to net cash used in investing activities of $15.1 million in 2022 and net cash used in investing activities of $16.7 million in 2021. We had a cash outflow of $40.0 million with respect to investments in marketable securities and a cash inflow of $22.8 million with respect to maturity, and sale, of marketable securities during 2023. Included in the cash inflow during 2023 was net proceeds of $4.0 million from bank deposits. We had a cash outflow of $49.9 million with respect to investments in marketable securities and a cash inflow of $21.4 million with respect to maturity, and sale, of marketable securities during 2022. Included in the cash inflow during 2022 was net proceeds of $16.9 million from bank deposits. We had a cash outflow of $39.2 million with respect to investments in marketable securities and a cash inflow of $36.1 million with respect to maturity, and sale, of marketable securities during 2021. Included in the cash inflow during 2021 was net proceeds of $18.5 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.9 million in 2023, $3.5 million in 2022 and $2.2 million in 2021. In 2023, we had a cash inflow of $30.6 million following the sale of Intrinsix. We had a cash outflow of $3.6 million in 2023 for the acquisition of VisiSonics. We had a cash outflow, net of cash acquired, of $29.9 million in 2021 for the acquisition of Intrinsix.

Financing Activities

Net cash used in financing activities in 2023 was $2.8 million, as compared to net cash used in financing activities of $3.3 million in 2022 and net cash provided by financing activities of $3.2 million in 2021.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. In November 2023, our board of directors authorized the repurchase by us of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act. In 2023, we repurchased 278,799 shares of common stock pursuant to our share repurchase program at an average purchase price of $22.11 per share, for an aggregate purchase price of $6.2 million. In 2022, we repurchased 218,809 shares of common stock pursuant to our share repurchase program at an average purchase price of $31.01 per share, for an aggregate purchase price of $6.8 million. In 2021, we did not repurchase any shares of common stock. As of December 31, 2023, we had 700,000 shares available for repurchase.

In 2023, 2022 and 2021, we received $3.4 million, $3.5 million and $3.2 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2023:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years
Operating Lease Obligations – Leasehold properties	1,289	593	661	35
Purchase Obligations – design tools	6,481	3,297	3,184	—
Other purchase Obligations	1,230	1,230	—	—
Total	9,000	5,120	3,845	35

Operating leasehold obligations principally relate to our offices in Israel, Ireland, United Kingdom, France, China, Japan, Serbia and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2023, our income tax payable, net of withholding tax credits, included $462,000 related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2023, the amount of accrued severance pay was $7,524,000. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $454,000 is unfunded.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.69 million, a foreign exchange gain of $0.07 million and a foreign exchange loss of $1.27 million for 2023, 2022 and 2021, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes; we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2023, 2022 and 2021, we recorded accumulated other comprehensive gain of $1,095,000, accumulated other comprehensive loss of $162,000 and accumulated other comprehensive gain of $55,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2023, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $988,000, which will be recorded in the consolidated statements of income during the following seven months. We recognized a net loss of $1.08 million, a net loss of $1.29 million and a net gain of $0.17 million for 2023, 2022 and 2021, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of December 31, 2023, the unrealized losses associated with our investments were approximately $3.7 million due to the dramatic changes in the interest rate environment that took place in 2022. As we hold such bonds with unrealized losses to recovery, no credit loss was recognized during 2023. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $4.57 million in 2023, $2.74 million in 2022 and $1.47 million in 2021. The increase in interest income and gains and losses from marketable securities, net, for 2023 as compared to 2022 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held. The increase in interest income and gains and losses from marketable securities, net, for 2022 as compared to 2021 reflected higher yields, offset with lower combined cash, bank deposits and marketable securities balances held.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of Ceva, Inc.’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management believes that Ceva, Inc.’s internal control over financial reporting was effective as of December 31, 2023.

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

The information regarding our directors required by this item is incorporated herein by reference to the 2024 Proxy Statement. Information regarding the members of the Audit Committee, our code of business conduct and ethics, the identification of the Audit Committee Financial Expert, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is also incorporated herein by reference to the 2024 Proxy Statement.

The information regarding our executive officers required by this item is contained in Part I of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021.

●	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023, 2022 and 2021.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.

●	Notes to the Consolidated Financial Statements.

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

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

2.1	Agreement and Plan of Merger, dated May 9, 2021, by and among the Registrant, Northstar Merger Sub, Inc. Intrinsix Corp., and Shareholder Representative Services LLC	8-K	000-49842	2.1	May 9, 2021
2.2	Share Purchase Agreement, dated September 14, 2023, between Ceva, Inc., Intrinsix Corp. and Cadence Design Systems, Inc.	8-K	000-49842	2.1	September 20, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10	000-49842	3.1	June 3, 2002
3.2	Certificate of Ownership and Merger (merging Ceva, Inc. into ParthusCeva, Inc.)	8-K	000-49842	3.1	December 8, 2003

3.3	Amended and Restated Bylaws of the Registrant	8-K	000-49842	3.1	October 31, 2019
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-49842	3.1	July 22, 2005
3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-K	000-49842	3.5	February 28, 2020
3.6	Amended and Restated Bylaws of the Registrant	8-K	000-49842	3.1	November 7, 2023
4.1	Specimen of Common Stock Certificate	S-1	333-97353	4.1	July 30, 2002
4.2	Description of Securities	10-K	000-49842	4.2	February 28, 2020
10.1†	Ceva, Inc. 2003 Director Stock Option Plan	10-K	000-49842	10.8	March 15, 2012
10.2†	Ceva, Inc. Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	000-49842	4.6	August 10, 2020
10.3†	First Amendment to Ceva, Inc. Amended and Restated 2002 Employee Stock Purchase Plan	8-K	000-49842	10.1	November 7, 2023
10.4	Form of Indemnification Agreement	10	000-49842	10.13	June 3, 2002
10.5†	Employment Agreement between the Registrant and Amir Panush dated as of November 7, 2022	8-K	000-49842	10.3	November 9, 2022
10.6†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	10-Q	000-49842	10.1	November 9, 2005
10.7†	Amendment, dated November 6, 2013, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.1	November 8, 2013
10.8†	Second Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.3	February 18, 2021
10.9†	Third Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.5	November 9, 2022

10.10†	Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.1	April 9, 2019
10.11†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.4	February 18, 2021
10.12†	Second Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019	8-K	000-49842	10.4	November 9, 2022
10.13†	Form of Nonstatutory Stock Option Agreement under the Ceva, Inc. 2003 Director Stock Option Plan	10-Q	000-49842	10.26	August 9, 2006
10.14†	Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.3	December 12, 2022
10.15†	Addendum, dated December 7, 2022, to the Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.2	December 12, 2022
10.16†	Ceva, Inc. Amended and Restated 2011 Stock Incentive Plan	10-Q	000-49842	10.1	August 9, 2022
10.17†	First Amendment to Ceva, Inc. Amended and Restated 2011 Stock Incentive Plan					X
10.18†	Form of Stock Appreciation Right Agreement under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.26	March 11, 2016
10.19†	Form of Israeli Stock Appreciation Right Agreement under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.27	March 11, 2016
10.20†	Form of Israeli Restricted Stock Unit Agreement for employees under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.28	March 11, 2016
10.21†	Form of Restricted Stock Unit Agreement for employees under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.29	March 11, 2016
10.22†	Form of Restricted Stock Unit Agreement for non-employee directors under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.30	March 11, 2016
10.23†	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.31	March 11, 2016
10.24†	Israeli Sub-plan under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.32	March 11, 2016

10.25#†	2023 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer, effective as of January 1, 2023	8-K	000-49842	10.1	February 21, 2023
10.26#†	2024 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer, effective as of January 1, 2024	8-K	000-49842	10.1	February 16, 2024
10.27#†	2023 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2023	8-K	000-49842	N/A	February 21, 2023
10.28#†	2024 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2024	8-K	000-49842	N/A	February 16, 2024
10.29#†	Form of Short-Term Executive PSUs for Israeli Executive Officers	8-K	000-49842	10.2	February 24, 2020
10.30#†	Form of Short-Term Executive PSUs for U.S.-based Executive Officers	8-K	000-49842	10.3	February 24, 2020
10.31†	Form of Long-Term Executive PSUs for Israeli Executive Officers.	8-K	000-49842	10.4	February 24, 2020
10.32†	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.	8-K	000-49842	10.5	February 24, 2020
10.33†	2023 Inducement Award for Amir Panush	10-K	000-49842	10.40	March 1, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global					X
24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
97	Ceva, Inc. Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Confidential portions of this document have been redacted as permitted by applicable regulations.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

Ceva, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Brosh Bldg. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ceva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ceva, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company generates a significant portion of its revenues from licensing intellectual properties and related services. Most of the Company's contracts with customers contain multiple goods or services which are accounted for as separate performance obligation, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of intellectual properties licenses are typically estimated using the residual approach. Standalone selling prices of related services are typically estimated based on observable transactions when those services are sold on a standalone basis.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of EY Global

We have served as the Company's auditor since 1999.

Haifa, Israel

March 7, 2024

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Brosh Bldg. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ceva, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ceva, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ceva, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

/s/KOST FORER GABBAY & KASIERER
A Member of EY Global
Haifa, Israel
March 7, 2024

Ceva, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$20,116	$23,287
Short-term bank deposits	6,114	10,556
Marketable securities	112,080	132,695
Trade receivables (net of allowance for credit losses of $313 and $288 at December 31, 2022 and December 31, 2023, respectively)	29,830	30,307
Prepaid expenses and other current assets	6,789	12,526
Current assets of discontinued operation	2,696	—
Total current assets	177,625	209,371
Long-term assets:
Bank deposits	8,205	—
Severance pay fund	8,475	7,070
Deferred tax assets, net	8,484	1,609
Property and equipment, net	6,624	6,732
Operating lease right-of-use assets	8,485	6,978
Goodwill	56,794	58,308
Intangible assets, net	2,392	2,967
Investments in marketable equity securities	408	406
Other long-term assets	6,291	10,644
Long-term assets of discontinued operation	24,659	—
Total long-term assets	130,817	94,714
Total assets	$308,442	$304,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,859	$1,154
Deferred revenues	3,098	3,018
Accrued expenses and other payables	6,545	5,800
Accrued payroll and related benefits	17,504	14,402
Operating lease liabilities	2,680	2,513
Current liabilities of discontinued operation	1,592	—
Total current liabilities	33,278	26,887
Long-term liabilities:
Accrued severance pay	9,064	7,524
Operating lease liabilities	5,207	3,943
Other accrued liabilities	526	1,390
Long-term liabilities of discontinued operation	1,496	—
Total long-term liabilities	16,293	12,857

Stockholders’ equity:
Preferred stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value: 45,000,000 shares authorized; 23,595,160 and 23,695,190 shares issued at December 31, 2022 and December 31, 2023, respectively; 23,215,439 and 23,440,848 shares outstanding at December 31, 2022 and 2023, respectively	23	23
Additional paid in-capital	242,841	252,100
Treasury stock at cost (379,721 and 254,342 shares of common stock at December 31, 2022 and 2023, respectively)	(9,904)	(5,620)
Accumulated other comprehensive loss	(6,249)	(2,329)
Retained earnings	32,160	20,167
Total stockholders’ equity	258,871	264,341
Total liabilities and stockholders’ equity	$308,442	$304,085

The accompanying notes are an integral part of the consolidated financial statements.

Ceva, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2022	2023
Revenues:
Licensing and related revenues	$63,953	$75,194	$57,555
Royalties	49,879	45,389	39,864
Total revenues	113,832	120,583	97,419
Cost of revenues	10,378	15,131	11,648
Gross profit	103,454	105,452	85,771
Operating expenses:
Research and development, net	69,089	70,317	72,689
Sales and marketing	12,233	11,475	11,042
General and administrative	12,790	14,183	14,913
Amortization of intangible assets	2,302	2,025	594
Impairment of long-lived assets	—	3,556	—
Total operating expenses	96,414	101,556	99,238
Operating income (loss)	7,040	3,896	(13,467)
Financial income, net	197	2,812	5,264
Remeasurement of marketable equity securities	1,983	(2,511)	(2)
Income (loss) before taxes on income	9,220	4,197	(8,205)
Taxes on income	6,823	18,075	10,232
Net income (loss) from continuing operations	2,397	(13,878)	(18,437)
Net Income (loss) from discontinued operations	(2,001)	(9,305)	6,559
Net Income (loss)	$396	$(23,183)	$(11,878)

Basic net income (loss) per share:
From continuing operations	$0.11	$(0.60)	$(0.79)
From discontinued operations	$(0.09)	$(0.40)	$0.28
Basic net income (loss) per share	$0.02	$(1.00)	$(0.51)

Diluted net income (loss) per share:
From continuing operations	$0.10	$(0.60)	$(0.79)
From discontinued operations	$(0.08)	$(0.40)	$0.28
Diluted net income (loss) per share	$0.02	$(1.00)	$(0.51)

Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	22,819	23,172	23,484
Diluted	23,251	23,172	23,484

The accompanying notes are an integral part of the consolidated financial statements.

Ceva, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Year Ended December 31,
	2021	2022	2023

Net income (loss):	$396	$(23,183)	$(11,878)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(1,150)	(6,323)	3,222
Reclassification adjustments included in net income (loss)	(13)	55	(90)
Net change	(1,163)	(6,268)	3,132
Cash flow hedges:
Changes in unrealized gains (losses)	228	(1,461)	16
Reclassification adjustments included in net income (loss)	(165)	1,292	1,078
Net change	63	(169)	1,094
Other comprehensive income (loss) before tax	(1,100)	(6,437)	4,226
Income tax expense (benefit) related to components of other comprehensive income (loss)	(250)	(560)	306
Other comprehensive income (loss), net of taxes	(850)	(5,877)	3,920
Comprehensive loss	$(454)	$(29,060)	$(7,958)

The accompanying notes are an integral part of the consolidated financial statements.

Ceva, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)		Retained earnings	Total stockholders’ equity
Balance as of January 1, 2021	22,260,917	$22	$233,172	$(30,133)	$478		$57,350	$260,889
Net income	—	—	—	—	—		396	396
Other comprehensive loss	—	—	—	—	(850)		—	(850)
Equity-based compensation	—	—	13,055	—	—		—	13,055
Issuance of treasury stock upon exercise of stock-based awards	723,635	1	(10,841)	16,343	—		(2,261)	3,242
Balance as of December 31, 2021	22,984,552	$23	$235,386	$(13,790)	$(372)		$55,485	$276,732
Net loss	—	—	—	—	—		(23,183)	(23,183)
Other comprehensive loss	—	—	—	—	(5,877)		—	(5,877)
Equity-based compensation	—	—	14,505	—	—		—	14,505
Purchase of treasury stock	(218,809)	—	—	(6,785)	—		—	(6,785)
Issuance of treasury stock upon exercise of stock-based awards	449,696	—	(7,050)	10,671	—		(142)	3,479
Balance as of December 31, 2022	23,215,439	$23	$242,841	$(9,904)	$(6,249)		$32,160	$258,871
Net loss	—	—	—	—	—		(11,878)	(11,878)
Other comprehensive gain	—	—	—	—	3,920		—	3,920
Equity-based compensation	—	—	16,198	—	—		—	16,198
Purchase of treasury stock	(278,799)	—	—	(6,163)	—		—	(6,163)
Issuance of common stock upon exercise of stock-based awards	100,030	—	874	—	—		—	874
Issuance of treasury stock upon exercise of stock-based awards	404,178	—	(7,813)	10,447	—		(115)	2,519
Balance as of December 31, 2023	23,440,848	$23	$252,100	$(5,620)	$(2,329	) (*)	$20,167	$264,341

(*) Accumulated unrealized loss from available-for-sale securities, net of taxes of $378					$(3,317)
Accumulated unrealized gain from hedging activities					$988
Accumulated other comprehensive loss, net as of December 31, 2023					$(2,329)

The accompanying notes are an integral part of the consolidated financial statements.

Ceva, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income (loss)	$396	$(23,183)	$(11,878)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,184	3,190	2,887
Amortization of intangible assets	3,801	4,371	1,996
Impairment of intangible assets	—	3,556	—
Equity-based compensation	13,055	14,505	16,198
Realized loss (gain), net on sale of available-for-sale marketable securities	(13)	55	(90)
Amortization of premiums (discounts) on available-for-sale marketable securities	420	397	(124)
Unrealized foreign exchange (gain) loss, net	1,163	(351)	(560)
Gain on sale of Intrinsix, gross (see note 1)	—	—	(11,557)
Remeasurement of marketable equity securities	(1,983)	2,511	2
Changes in operating assets and liabilities:
Trade receivables, net	5,842	(3,749)	(25)
Prepaid expenses and other assets	3,604	(1,126)	(4,850)
Operating lease right-of-use assets	225	(1,456)	3,305
Accrued interest on bank deposits	(65)	144	(237)
Deferred taxes, net	(6,305)	7,811	6,684
Trade payables	404	511	(818)
Deferred revenues	5,053	(5,493)	(27)
Accrued expenses and other payables	(1,737)	333	(182)
Accrued payroll and related benefits	(875)	984	(3,737)
Operating lease liability	(232)	1,504	(3,273)
Income taxes payable	189	2,127	67
Accrued severance pay, net	(322)	283	(112)
Net cash provided by (used in) operating activities	25,804	6,924	(6,331)
Cash flows from investing activities:
Business combination (see note 1)	(29,891)	—	(3,600)
Purchase of property and equipment	(2,193)	(3,499)	(2,884)
Proceeds from the sale of Intrinsix, net (see note 1)	—	—	30,589
Investment in bank deposits	(1,500)	(14,000)	(2,000)
Proceeds from bank deposits	19,989	30,885	6,000
Investment in available-for-sale marketable securities	(39,192)	(49,873)	(40,026)
Proceeds from maturity of available-for-sale marketable securities	26,043	18,196	10,340
Proceeds from sale of available-for-sale marketable securities	10,035	3,175	12,417
Net cash provided by (used in) investing activities	(16,709)	(15,116)	10,836
Cash flows from financing activities:
Purchase of treasury stock	—	(6,785)	(6,163)
Proceeds from exercise of stock-based awards	3,242	3,479	3,393
Net cash provided by (used in) financing activities	3,242	(3,306)	(2,770)
Effect of exchange rate changes on cash and cash equivalents	(327)	(370)	267
Increase (decrease) in cash and cash equivalents	12,010	(11,868)	2,002
Cash and cash equivalents at the beginning of the year	21,143	33,153	21,285
Cash and cash equivalents at the end of the year	$33,153	$21,285	$23,287

The accompanying notes are an integral part of the consolidated financial statements.

Ceva, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2021	2022	2023
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$9,183	$10,193	$7,398
Non-cash transactions:
Transaction costs related to the Intrinsix but unpaid at the end of the year	$—	$—	$25
Property and equipment purchases incurred but unpaid at the end of the year	$59	$25	$—
Right-of-use assets obtained in the exchange for operating lease liabilities	$2,679	$5,009	$1,100

Reconciliation of cash and cash equivalents as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents in the Consolidated Balance Sheets	$32,642	$20,116	$23,287
Cash and cash equivalents included in assets of discontinued operation	511	1,169	—
Total cash and cash equivalents in the Consolidated Statements of Cash Flows	$33,153	$21,285	$23,287

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

Ceva is the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With the industry’s only portfolio of comprehensive communications and scalable edge AI IP, Ceva powers the connectivity, sensing, and inference in today’s most advanced smart edge products across consumer IoT, mobile, automotive, infrastructure, industrial, and personal computing. Many of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more are powered by Ceva.

Ceva’s wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, ultra-wide band (UWB) and 5G platform IP for ubiquitous, robust communications, to scalable Edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

We license our portfolio of wireless communications and scalable edge AI IP to our customers, breaking down barriers to entry and enabling them to bring new cutting-edge products to market faster, more reliably, efficiently, and economically.

Ceva is a trusted partner to many of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate our IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to consumer electronics companies. Our application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license our hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Acquisitions, Held For Sale And Discontinued Operation:

a. Intrinsix Corp. (“Intrinsix”)

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

On September 14, 2023, the Company and Intrinsix, then its wholly owned subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by the Company to Cadence and a further amount of $3,500 of the consideration was deposited with the same escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement. The Agreement includes certain representations, warranties and covenants of the parties, and the Company also agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

Under ASC 205-20, "Discontinued Operation" when a component of an entity, as defined in ASC 205-20, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its component are classified as discontinued operations and the assets and liabilities of such component are classified as assets and liabilities attributed to discontinued operations; that is, provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the Company’s consolidated operations and the Company will have no significant continuing involvement in the operations of the component.

As a result of the Transaction, Intrinsix's results of operations and asset and liability balances are disclosed as a discontinued operation, including the resulting income from the sale. All prior periods comparable results of operation, assets and liabilities have been retroactively included in discontinued operations.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following assets and liabilities allocated to the discontinued operation are reflected as discontinued operation assets and liabilities in the Company’s Consolidated Balance Sheet for the periods presented. Since the Company operates as one reporting unit, the Company allocated goodwill to the discontinued operation using relative fair value method. The major classes of assets and liabilities included as part of the discontinued operation as of December 31, 2022, are presented in the following table:

December 31, 2022
Assets of discontinued operation
Current assets of discontinued operation:
Cash and cash equivalents	$1,169
Trade receivables	1,420
Prepaid expenses and other current assets	107
Total current assets of discontinued operation	2,696
Long-term assets of discontinued operation:
Deferred tax assets	115
Property and equipment, net	475
Operating lease right-of-use assets	1,798
Goodwill	17,983
Intangible assets, net	4,288
Total long-term assets of discontinued operation	24,659
Total assets of discontinued operation	$27,355

Liabilities of discontinued operation
Current liabilities of discontinued operation:
Trade payables	$136
Deferred revenues	70
Accrued expenses and other payables	115
Accrued payroll and related benefits	969
Operating lease liabilities	302
Total current liabilities of discontinued operation	1,592
Long-term liabilities of discontinued operation:
Operating lease liabilities	1,496
Total long-term liabilities of discontinued operation	1,496
Total liabilities of discontinued operation	$3,088

The following table shows the Company's results of discontinued operation for years ended December 31, 2021, 2022 and 2023:

	Year Ended December 31,
	2021	2022	2023

Revenues	$8,874	$14,065	$7,909
Cost of revenues	6,449	11,921	4,976
Gross profit	2,425	2,144	2,933
Operating expenses:
Research and development, net	3,415	8,184	5,489
Sales and marketing	628	1,427	662
General and administrative	1,506	1,139	757
Amortization of intangible assets	408	699	373
Total operating expenses	5,957	11,449	7,281
Operating loss	(3,532)	(9,305)	(4,348)
Financial income, net	—	—	3
Gain on sale	—	—	10,892
Total gain (loss) from discontinued operations before taxes on income	(3,532)	(9,305)	6,547
Income tax benefit	(1,531)	—	(12)
Net income (loss) from discontinued operations	$(2,001)	$(9,305)	$6,559

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table presents the gain associated with the sale, presented in the results of discontinued operations for the year ended December 31, 2023:

Gross purchase price	$35,154
Transaction costs	(690)
Net assets sold	(23,572)
Total gain on sale	$10,892

The carrying value of the net assets sold are as follows:

Cash and cash equivalents	$525
Trade receivables	931
Prepaid expenses and other current assets	354
Operating lease right-of-use assets	1,590
Property and equipment, net	364
Goodwill	18,463
Intangible assets, net	3,323
Trade payables	(44)
Deferred revenues	(123)
Accrued payroll and related benefits	(221)
Operating lease liabilities	(1,590)
Total net assets sold	$23,572

The following table presents cash flows from discontinued operations:

	Year Ended December 31,
	2021	2022	2023
Net cash flows used in operating activities (*)	$(3,092)	$(3,116)	$(2,235)
Net cash flows (used in) provided by investing activities	$(29,997)	$(436)	$29,919

(*) Amortization and depreciation allocated to discontinued operation for the years ended December 31, 2021, 2022 and 2023 amounted to $1,257, $2,205 and $1,081, respectively.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

b. VisiSonics

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

In addition, the Company incurred acquisition-related expenses associated with the VisiSonics transaction in a total amount of $117, which were included in general and administrative expenses for the year ended December 31, 2023. Acquisition-related costs included legal and accounting fees.

The results of VisiSonics's operations have been included in the consolidated financial statements since May 5, 2023. Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company's consolidated statement of income.

The acquisition of the VisiSonics business has been accounted in accordance with ASC  805. Under the acquisition method of accounting, the total purchase price is allocated to the intangible assets based on their fair values on the closing date. The excess of the purchase price over the identifiable intangible assets was recorded as goodwill.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with FASB ASC No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of income (loss) as financial income or expenses, as appropriate, which is included in “financial income, net.” The foreign exchange gains and losses arose principally on the EURO and the NIS monetary balance sheet items as a result of the currency fluctuations of the EURO and the NIS against the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.12%, 1.54% and 3.95% during 2021, 2022 and 2023, respectively.

Marketable securities:

Marketable securities consist mainly of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with FASB ASC No. 320 “Investments- Debt Securities,” the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net. The Company has classified all marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because these securities are available to support current operations and the company may sell these debt securities prior to their stated maturities.

The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as financial income, net.

For each reporting period, the Company evaluates whether declines in fair value below the amortized cost are due to expected credit losses, as well as the Company's ability and intention to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income on the consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, credit losses were immaterial.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Long-term bank deposits:

Long-term bank deposits are deposits with maturities of more than one year as of the balance sheet date. The deposits presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 1.15% and 3.8% during 2021 and 2022, respectively. There were no long-term bank deposits as of December 31, 2023.

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

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%
Computers, software and equipment	15	-	33
Office furniture and equipment	7	-	33
Leasehold improvements	10	-	33
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

No impairment was recorded during the years ended 2021, 2022 and 2023.

Leases:

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available on the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. In 2022, the Company abandoned one of its offices, and as a result $439 was written off. In 2023, the Company abandoned another office before the end of the lease period, and as a result $144 was written off.

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

ASC 350, "Intangibles – Goodwill and Other" ("ASC 350") allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess. For each of the three years in the period ended December 31, 2023, no impairment of goodwill has been recorded.

Intangible assets, net:

Acquired intangible assets with finite lives are amortized over their estimated useful lives. The Company amortizes intangible assets with finite lives over periods ranging from half a year to seven and a half years, using the straight-line method, unless another method is more appropriate.

The Company’s long-lived assets and intangible assets with finite lives are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset to be held and used is measured by a comparison of its carrying amount to the future undiscounted cash flows expected to be generated by such asset (asset group). If such asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of such asset exceeds its fair value. In determining the fair value of long-lived assets for purposes of measuring impairment, the Company's assumptions include those that market participants would consider in valuations of similar assets.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company did not record any impairments during the years ended December 31, 2021 and 2023. In 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company decided to cease the development of this product line. In 2022, the Company also recorded in cost of revenues an impairment charge of prepaid expenses as follows: (1) an impairment charge of $479 relating to an agreement to acquire certain NB-IoT technologies, and (2) an impairment charge of $1,479 relating to an agreement to purchase certain assets and services from Immervision.

Investments in marketable equity securities:

The Company holds an equity interest in Cipia Vision Ltd (CPIA.TA) ("Cipia"), a publicly traded company listed on the Tel-Aviv Stock Exchange. As such, the Company measures its Cipia investment at fair value with changes in fair value recognized in remeasurement of marketable equity securities in the consolidated statements of income (loss). As of December 31, 2023, the investment fair value amounted to $406. The Company recorded a gain of $1,983, a loss of $2,511 and a loss of $2 for the years ended December 31, 2021, 2022 and 2023, respectively from the remeasurement of the investment.

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

The Company accounts for its IP license revenues and related services, which provide the Company's customers with rights to use the Company's IP, in accordance with ASC 606, "Revenue from Contracts with Customers" (ASC 606"). A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company will recognize revenue from IP license at the time of delivery when the customer obtains control of the IP, as the IP is functional without professional services, updates and technical support. The Company has concluded that its IP licenses are distinct as the customer can benefit from the licenses on their own.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Revenues from contracts that involve significant customization of the Company’s IP to customer-specific specifications are considered as one performance obligation satisfied over-time. Revenue related to these projects is recognized over time, usually based on a percentage that incurred labor effort to date bears to total projected labor effort. Incurred effort represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. Significant judgment is required when estimating total labor effort and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the project.

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of IP license are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling prices of significant customization of the Company’s IP to customer-specific specifications are typically estimated based on expected cost plus approach.

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs. Royalties are calculated either as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. Royalty revenues are recognized during the quarter in which the Company receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. When the Company does not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on the Company’s estimation of the customer’s sales during the quarter.

Contracts with customers generally contain an agreement to provide for training and post contract support, which consists of telephone or e-mail support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms, usually on an annual basis. The Company considers the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, it recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically twelve months.

Revenues from the sale of development systems and chips are recognized when control of the promised goods or services are transferred to the customers.

When contracts involve a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing, unless the financing period is under one year and only after the products or services were provided as the Company elected to use the practical expedient under ASC 606.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits under taxes on income.

Research and development, net:

Research and development costs are charged to the consolidated statements of income (loss) as incurred and are presented net of government grants (see note Government grants and tax credits)..

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The Company recorded grants in the amounts of $3,595, $4,850 and $1,668 for the years ended December 31, 2021, 2022 and 2023, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate research and development (“R&D”) which is relevant for the Company's French subsidiaries (RivieraWaves SAS and Ceva France). Generally, the CIR offsets the income tax to be paid and the remaining portion (if any) can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2021, 2022 and 2023, the Company recorded CIR benefits in the amount of $2,299, $2,152 and $2,509, respectively.

The research & development (R&D) tax credit in the UK is designed to encourage innovation and increase spending on R&D activities for companies operating in the UK. This is relevant to the Company’s subsidiary R&D centers in the UK. Generally, the UK R&D tax credit offsets the income tax to be paid and the remaining portion (if any) will be refunded. The R&D tax credit is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the R&D tax credit is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2021, 2022 and 2023, the Company recorded R&D tax credit benefits in the amount of $248, $164 and $107, respectively.

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

Total contributions for the years ended December 31, 2021, 2022 and 2023 were $1,155, $1,034 and $1,371, respectively.

Accrued severance pay:

Effective July 1, 2021, the Israeli subsidiary’s agreements with employees hired prior to August 1, 2016, are under Section 14 of the Severance Pay Law, 1963. Up to July 1, 2021, the liability of Ceva’s Israeli subsidiary for severance pay for employees hired prior to August 1, 2016, was calculated pursuant to Israeli severance pay law based on the most recent salary of each employee multiplied by the number of years of employment for these employee as of June 30, 2021. The Israeli subsidiary’s liability for the period until June 30, 2021, is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual. The deposited funds include profits and losses accumulated up to December 31, 2023. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.

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

Severance pay expenses, net of related income, for the years ended December 31, 2021, 2022 and 2023, were $1,943, $2,706 and $2,117, respectively.

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

The Company use the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the day of grant. The Company estimates the fair value of PSU based on market condition awards on the date of grant using the Monte-Carlo simulation model. The Company estimates the fair value of stock option awards on the date of grant using the Black & Scholes model.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2021			2022			2023

Expected dividend yield		0%			0%			0%
Expected volatility	39%	-	60%	38%	-	50%	45%	-	47%
Risk-free interest rate	0.1%	-	1.7%	0.5%	-	3.0%	4.8%	-	5.5%
Expected forfeiture			0%		0%			0%
Contractual term of up to (in months)	6			6			6

During the years ended December 31, 2021, 2022 and 2023, the Company recognized equity-based compensation expense related to stock options, SARs, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2021	2022	2023

Cost of revenue	$513	$687	$826
Research and development, net	7,187	8,259	9,133
Sales and marketing	1,608	1,503	1,776
General and administrative	3,291	2,888	3,795
Total equity-based compensation expense from continuing operations	12,599	13,337	15,530
Equity-based compensation expense included in discontinued operations	456	1,168	668
Total equity-based compensation expense	$13,055	$14,505	$16,198

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2023, there was $20,839 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2023, there was $275 of unrecognized compensation expense related to unvested stock option and employee stock purchase plan. This amount is expected to be recognized over a weighted-average period of 2.0 years. There was no unrecognized compensation expense related to unvested SARs.

Fair value of financial instruments:

The carrying amount of cash and cash equivalents, short-term bank deposits, trade receivables, prepaid expenses and other accounts receivable, trade payables, deferred revenues, accrued expenses and other accounts payable and accrued payroll and related benefits approximates fair value due to the short-term maturities of these instruments. Marketable securities, marketable equity securities and derivative instruments are carried at fair value. See Note 5 for more information.

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

	Balance at beginning of period	Additions	Deduction	Balance at end of period
Year ended December 31, 2023
Allowance for credit losses	$313	$—	$(25)	$288

Year ended December 31, 2022
Allowance for credit losses	$288	$25	$—	$313

Year ended December 31, 2021
Allowance for credit losses	$300	$152	$(164)	$288

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2022, and 2023, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $12,200 and $16,500, respectively.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income (loss) as incurred. Advertising expenses for the years ended December 31, 2021, 2022 and 2023 were $596, $734 and $780, respectively.

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

	Year ended December 31,
	2021	2022	2023
Numerator:
Net income (loss) from continuing operations	$2,397	$(13,878)	$(18,437)
Net income (loss) from discontinued operations	(2,001)	(9,305)	6,559
Net income (loss)	$396	$(23,183)	$(11,878)
Denominator (in thousands):
Basic weighted-average common stock outstanding	22,819	23,172	23,484
Effect of stock-based awards	432	—	—
Diluted weighted-average common stock outstanding	23,251	23,172	23,484

Basic net income (loss) per share from continuing operations	$0.11	$(0.60)	$(0.79)
Basic net income (loss) per share from discontinued operations	$(0.09)	$(0.40)	$0.28
Basic net income (loss) per share	$0.02	$(1.00)	$(0.51)

Diluted net income (loss) per share from continuing operations	$0.10	$(0.60)	$(0.79)
Diluted net income (loss) per share from discontinued operations	$(0.08)	$(0.40)	$0.28
Diluted net income (loss) per share	$0.02	$(1.00)	$(0.51)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The weighted-average number of shares related to outstanding equity-based awards excluded from the calculation of diluted net income (loss) per share, since their effect was anti-dilutive, were 65,073 shares for the year ended December 31, 2021. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 985,277 for the year ended December 31, 2022. The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 1,381,176 for the year ended December 31, 2023.

Accounting Standards Recently Issued, Not Yet Adopted by the Company:

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 2: REVENUE RECOGNITION

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	2024	2025	2026 and thereafter
License and related revenues	$4,903	$614	$111

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geography, use cases for the Company’s technology portfolio, and timing of revenue recognition:

	Year ended December 31, 2022			Year ended December 31, 2023
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$7,055	$7,100	$14,155	$3,845	$5,706	$9,551
Europe and Middle East	6,739	3,205	9,944	9,197	2,987	12,184
Asia Pacific	61,400	35,084	96,484	44,513	31,171	75,684
Total	$75,194	$45,389	$120,583	$57,555	$39,864	$97,419

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$60,312	$33,890	$94,202	$49,910	$29,787	$79,697
Sense & Infer ( sensor fusion, audio, sound, imaging, vision and AI)	14,882	11,499	26,381	7,645	10,077	17,722
Total	$75,194	$45,389	$120,583	$57,555	$39,864	$97,419

Timing of revenue recognition
Products transferred at a point in time	$62,053	$45,389	$107,442	$46,542	$39,864	$86,406
Products and services transferred over time	13,141	—	13,141	11,013	—	11,013
Total	$75,194	$45,389	$120,583	$57,555	$39,864	$97,419

	Year ended December 31, 2021
	Licensing and related revenues	Royalties	Total
Geography
United States	$7,811	$10,033	$17,844
Europe and Middle East	2,938	3,938	6,876
Asia Pacific and other	53,204	35,908	89,112
Total	$63,953	$49,879	$113,832

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$50,359	$36,959	$87,318
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	13,594	12,920	26,514
Total	$63,953	$49,879	$113,832

Timing of revenue recognition
Products transferred at a point in time	$53,401	$49,879	$103,280
Products and services transferred over time	10,552	—	10,552
Total	$63,953	$49,879	$113,832

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2023

Trade receivables	$11,136	$8,433
Unbilled receivables (associated with licensing and related revenue)	8,436	9,735
Unbilled receivables (associated with royalties)	10,258	12,139
Deferred revenues (short-term contract liabilities)	3,098	3,018

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

During the year ended December 31, 2023, the Company recognized $2,746 that was included in deferred revenues (short-term contract liability) balance at January 1, 2023.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2022 and 2023:

	As at December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$27,690	$4	$(243)	$27,451

Available-for-sale - matures after one year through three years:
Corporate bonds	108,700	278	(3,734)	105,244

Total	$136,390	$282	$(3,977)	$132,695

	As at December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$17,552	$—	$(1,330)	$16,222

Available-for-sale - matures after one year through four years:
Corporate bonds	101,355	38	(5,535)	95,858

Total	$118,907	$38	$(6,865)	$112,080

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and 2023, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of December 31, 2023	$18,193	$(49)	$86,643	$(3,928)
As of December 31, 2022	$58,706	$(1,885)	$48,539	$(4,980)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

During the years ended December 31, 2021, 2022 and 2023 the amount of credit losses recorded was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2021	2022	2023

Gross realized gains from sale of available-for-sale marketable securities	$43	$—	$114
Gross realized losses from sale of available-for-sale marketable securities	$(30)	$(55)	$(24)

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2024 and 2034. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2023
Weighted average remaining lease term (years)	4.14
Weighted average discount rate	3.99%

Total operating lease cost and cash payments for operating leases were as follows:

	Year ended December 31,
	2021	2022	2023

Operating lease cost	$3,085	$3,117	$2,967
Cash payments for operating leases	$3,175	$3,051	$2,947

Maturities of lease liabilities are as follows:

2024	2,575
2025	1,919
2026	818
2027	646
2028 and thereafter	970
Total undiscounted cash flows	6,928
Less imputed interest	472
Present value of lease liabilities	$6,456

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

Description	December 31, 2023	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$132,695	—	$132,695	—
Foreign exchange contract	988	—	988	—
Investments in marketable equity securities	406	406	—	—

Description	December 31, 2022	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$112,080	—	$112,080	—
Foreign exchange contract	13	—	13	—
Investments in marketable equity securities	408	408	—	—

Liabilities:
Foreign exchange contracts	119	—	119	—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2022	2023
Cost:
Computers, software and equipment	$25,351	$26,833
Office furniture and equipment	1,195	1,058
Leasehold improvements	4,356	4,358
	30,902	32,249
Less – Accumulated depreciation	(24,278)	(25,517)
Property and equipment, net	$6,624	$6,732

The Company recorded in continuing operations depreciation expenses in the amount of $2,960 and $2,730 for the years ended December 31, 2022 and 2023, respectively. In addition, in 2022 and 2023, assets no longer in use by the Company of $709 and $1,491, respectively, have been written down.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

(a)	Goodwill:

Changes in goodwill are as follows:

	Year ended December 31,
	2022	2023

Balance as of January 1,	$74,777	$74,777
Acquisition	—	1,994
Sale of Intrinsix (see note 1)	—	(18,463)
Balance as of December 31,	$74,777	$58,308

As of December 31, 2022, the allocated goodwill to continuing operation amounted to $56,794.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

(b)	Intangible assets:

			Year ended December 31, 2022				Year ended December 31, 2023
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Impairment (*)	Net	Gross carrying amount	Accumulated amortization	Impairment (*)	Net

Intangible assets related to the acquisition of VisiSonics business
Customer relationships	4.0	$—	$—	$—	$—	$432	$72	$—	$360
Technologies	5.0	—	—	—	—	1,174	157	—	1,017

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	2,998	—	520	3,518	3,190	—	328
Customer backlog	0.5	72	72	—	—	72	72	—	—
R&D Tools	7.5	2,475	1,140	—	1,335	2,475	1,470	—	1,005

Intangible assets related to Immervision assets acquisition
R&D Tools	6.4	7,063	3,507	3,556	—	7,063	3,507	3,556	—

Intangible assets related to an investment in NB-IoT technologies
NB-IoT technologies	7.0	1,961	1,424	—	537	1,961	1,704	—	257

Total intangible assets		$15,089	$9,141	$3,556	$2,392	$16,695	$10,172	$3,556	$2,967

(*) During 2022, the Company recorded an impairment charge of $3,556 in operating expenses with respect to Immervision technology acquired in August 2019, as the Company has decided to cease the development of this product line.

Future estimated annual amortization charges are as follows:

2024	1,090
2025	833
2026	680
2027	286
2028	78
$2,967

The Company recorded in continuing operations amortization expense in the amount of $2,306 and $1,031 for the years ended December 31, 2022 and 2023, respectively. In addition, amortization expense related to Intrinsix in the amount of $2,065 and $965 for the years ended December 31, 2022 and 2023, respectively, was recorded in discontinued operation.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2022	2023

Engineering accruals	$779	$619
Professional fees	846	1,273
Government grants	918	895
Income taxes payable, net	2,547	1,922
Other	1,455	1,091
Total	$6,545	$5,800

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional 6,400,000 shares in 2010, 2013, 2014, 2018 and 2020. In November 2023, the Company’s Board of Directors authorized the repurchase by the Company of an additional 700,000 shares of common stock pursuant to Rule 10b-18 of the Exchange Act.

As of December 31, 2023, 700,000 shares of common stock remained authorized for repurchase under the Company’s share repurchase program.

d. Employee and non-employee stock plans:

The Company has historically granted a mix of stock options, SARs capped with a ceiling and RSUs to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of December 31, 2022, and December 31, 2023, there were no outstanding or exercisable SARs left. The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

A summary of the Company’s stock option activities and related information for the year ended December 31, 2023, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic-value
Outstanding at the beginning of the year	106,000	$20.24	2.0	$609
Granted	19,425	$21.62
Exercised	(26,000)	19.36
Forfeited or expired	—	—
Outstanding at the end of the year	99,425	$20.74	2.5	$316
Exercisable at the end of the year	80,000	$20.53	1.5	$295

During the years ended December 31, 2021 and 2022 the Company did not grant stock options. The weighted average fair value at grant date of stock options granted for the year ended December 31, 2023, amounted to $11.30.

The total intrinsic value of options and SARs exercised during the years ended December 31, 2021, 2022 and 2023 was $7,177, $273 and $173, respectively.

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

On November 9, 2022, the Company publicly announced the appointment of Amir Panush as CEO of the Company to succeed Mr. Wertheizer, with his service as CEO to commence on January 1, 2023. In connection with his appointment as the Company’s CEO, Mr. Panush, effective January 1, 2023, received 46,911 RSUs with fair value of approximately $1,200 under the Company’s 2011 Plan. The RSUs vest in three equal annual installments starting on the first anniversary of the grant date, conditioned upon Mr. Panush’s continued service with the Company.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

On February 14, 2023, the Compensation Committee of the Board (the “Committee”) granted 14,541, 9,996, 8,179 and 5,452 RSUs, effective as of February 17, 2023, to each of the Company’s CEO, Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and CCO, respectively, pursuant to the 2011 Plan, or, with respect to the RSU award to the CEO, as an inducement award in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules granted on terms substantially similar to those of the 2011 Plan (an “Inducement Award”). The RSU grants vest 33.4% on February 17, 2024, 33.3% on February 17, 2025 and 33.3% on February 17, 2026.

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

In 2023, the Company did not achieve any of the above performance goals for the Short-Term Executive PSUs.

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

In 2023, the Company did not achieve any of the above performance goals for the Long-Term Executive PSUs.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2023, is as follows:

	Number of RSUs and PSUs	Weighted average grant-date fair value
Unvested as at the beginning of the year	879,277	$37.57
Granted	943,377	20.51
Vested	(363,453)	38.71
Forfeited	(177,450)	35.54
Unvested at the end of the year	1,281,751	$24.97

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

Stock Plans

As of December 31, 2023, the Company maintains the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

As of December 31, 2023, options, SARs, RSUs and PSUs to purchase 952,259 shares of common stock were available for grant under the 2011 Plan.

2011 Stock Incentive Plan

The 2011 Plan was adopted by the Company’s Board of Directors in February 2011 and stockholders on May 17, 2011. Up to 4,350,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure).

On June 2, 2022, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to have any shares which remain available for issuance or that would otherwise return to the Company’s 2003 Director Stock Option Plan as a result of forfeiture, termination or expiration of awards be rolled over to the 2011 Plan, resulting in an immediate increase of 273,693 shares at time of the approval.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholder in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 3,450,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2023, 355,300 shares of common stock were available for future issuance under the ESPP.

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

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	Year ended December 31,
	2022	2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$13	$988
Total	$13	$988

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$23	$—
Foreign exchange forward contracts	$96	$—
Total	$119	$—

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

The changes in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2021	2022	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(361)	$(265)
Foreign exchange forward contracts	228	(1,100)	281
	$228	$(1,461)	$16

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2021	2022	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$338	$288
Foreign exchange forward contracts	(165)	954	790
	$(165)	$1,292	$1,078

The Company recorded in cost of revenues and operating expenses, a net gain of $165, a net loss of $1,292 and a net loss of $1,078 during the years ended December 31, 2021, 2022 and 2023, respectively, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2022			Year ended December 31, 2023
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(427)	$55	$(372)	$(6,142)	$(107)	$(6,249)
Other comprehensive income (loss) before reclassifications	(5,766)	(1,316)	(7,082)	2,915	16	2,931
Amounts reclassified from accumulated other comprehensive income (loss)	51	1,154	1,205	(90)	1,079	989
Net current period other comprehensive income (loss)	(5,715)	(162)	(5,877)	2,825	1,095	3,920
Ending balance	$(6,142)	$(107)	$(6,249)	$(3,317)	$988	$(2,329)

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income (Loss)

	Year ended December 31,
	2021	2022	2023
Unrealized gains (losses) on cash flow hedges	$4	$(20)	$(21)	Cost of revenues
	144	(1,135)	(933)	Research and development
	4	(32)	(23)	Sales and marketing
	13	(105)	(101)	General and administrative
	165	(1,292)	(1,078)	Total, before income taxes
	20	(138)	1	Income tax expense (benefit)
	145	(1,154)	(1,079)	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	13	(55)	90	Financial income, net
	—	(4)	—	Income tax benefit
	13	(51)	90	Total, net of income taxes

	$158	$(1,205)	$(989)	Total, net of income taxes

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 12: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND MARKET DATA

a. Summary information about geographic areas:

The Company manages its business on a basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2021	2022	2023
Revenues based on customer location:
United States	$17,844	$14,155	$9,551
Europe, Middle East	6,876	9,944	12,184
Asia Pacific (1)	89,112	96,484	75,684
	$113,832	$120,583	$97,419

(1) China	$67,491	$75,682	$57,507

	2022	2023
Long-lived assets by geographic region:
Israel	$9,857	$8,119
France	2,066	2,064
United States	2,066	1,866
Other	1,120	1,661
	$15,109	$13,710

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2021	2022	2023
Customer A	21%	16%	13%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

c. Information about use cases for Ceva Technology Portfolio:

The following table sets forth use cases for Ceva technology portfolio as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2021	2022	2023
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	77%	78%	82%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	23%	22%	18%

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 13: FINANCIAL INCOME, NET

	Year ended December 31,
	2021	2022	2023

Interest income	$1,873	$3,190	$4,362
Gain (loss) on available-for-sale marketable securities, net	13	(55)	90
Amortization of premium on available-for-sale marketable securities, net	(420)	(397)	124
Foreign exchange gain (loss), net	(1,269)	74	688
Total	$197	$2,812	$5,264

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

For the fiscal year ended 2021, the Company operated at net losses before and after GILTI inclusion and did not pay additional U.S. federal cash taxes. For the fiscal year ended 2022, the Company provisioned to operate at a net loss before the GILTI inclusion and a taxable income position after. However, the Company utilized net operating losses, deductions under Section 250 of the U.S. Internal Revenue Code, and foreign tax credits to offset the tax liability, and did not pay additional U.S. federal cash taxes. For the fiscal year ended 2023, GILTI is not expected to cause the company to be in a taxable income position for the current and future years.

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

1. Irish Subsidiaries

The Irish operating subsidiaries qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiaries is taxed at a rate of 25%. As of December 31, 2023, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiaries, are 2019 and subsequent years.

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

The balance of accumulated income that has not yet been thawed as of December 31, 2023 is 118,512 NIS (approximately $32,675)

In addition, due to a lack of intention to distribute a dividend in a subsidiary that has imprisoned profits, the Company did not recognize as of December 31, 2023 a deferred tax liability against recognition of deferred tax expenses.

Income not eligible for Technological Preferred Enterprise is taxed at a regular rate, which was 23% in 2021, 2022 and 2023.

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

As of December 31, 2023, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2020 and subsequent years.

3. French Subsidiary

In 2017, the French government passed a series of tax reforms allowing for the phased reduction in the corporate tax rate. As a result, in 2021, the French operating subsidiary qualified for a 26.5% corporate income tax rate. From 2022 onward, the standard corporate income tax rate was reduced to 25%.

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

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

As of December 31, 2023, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2021 and subsequent years.

c. Taxes on income comprised of:

	Year ended December 31,
	2021	2022	2023
Domestic taxes:
Current	$5	$949	$(1,229)
Deferred	(5)	(4,425)	4,429
Foreign taxes:
Current	11,772	6,647	7,668
Deferred	(4,949)	14,904	(636)
	$6,823	$18,075	$10,232

Income (loss) before taxes on income:
Domestic	$(11,351)	$(12,741)	$(14,136)
Foreign	20,571	16,938	5,931
	$9,220	$4,197	$(8,205)

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

	Year ended December 31,
	2021	2022	2023
Income (loss) before taxes on income	$9,220	$4,197	$(8,205)
Theoretical tax at U.S. statutory rate	1,936	881	(1,723)
Foreign income taxes at rates other than U.S. rate	450	(4,644)	(3,313)
Technological Preferred Enterprise benefits (*)	836	—	—
Subpart F	192	301	795
Non-deductible items	340	121	195
Non-taxable items	(483)	(452)	(527)
Taxes for prior years	—	(2,257)	(371)
Stock-based compensation expense	(1,193)	267	1,131
Impacts of GILTI	—	6,736	1,877
Tax adjustment in respect of difference tax rate of foreign subsidiary	108	(8,147)	—
Foreign withholding taxes	648	1,390	—
Changes in valuation allowance	3,364	22,631	13,034
Other, net	625	1,248	(866)
Taxes on income	$6,823	$18,075	$10,232

(*) Basic and diluted earnings per share amounts of the benefit resulting from:
the “Technological Preferred Enterprise benefits” status	$0.04	$—	$—

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2022	2023
Deferred tax assets
Operating loss carryforward	$11,507	$18,446
Accrued expenses and deferred revenues	2,605	2,239
Temporary differences related to R&D expenses	14,205	11,562
Equity-based compensation	5,623	7,022
Operating leases	1,626	1,326
Intangible assets	980	253
Tax credit carry forward	17,097	18,609
Other	1,255	1,298
Total gross deferred tax assets	54,898	60,755
Valuation allowance	(44,772)	(57,806)
Net deferred tax assets	$10,126	$2,949

Deferred tax liabilities
Operating leases	$1,642	$1,340
Total deferred tax liabilities	$1,642	$1,340

Net deferred tax assets (*)	$8,484	$1,609

(*)	$4,429 and $0 net deferred taxes for the years ended December 31, 2022 and 2023, respectively, are from domestic jurisdictions.

Changes in valuation allowances on deferred tax assets result from management's assessment of the Company's ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

During the years ended December 31, 2022 and 2023, the Company concluded that, based on its evaluation of available evidence, it was no longer more likely than not that certain deferred tax assets were recoverable. As a result, the Company recorded a valuation allowance of $15,573 and $4,429 for the years ended December 31, 2022 and 2023, respectively, against its deferred tax assets.

As of December 31, 2023, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes liabilities have been recorded.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2022	2023
Beginning of year	$1,610	$1,633
Additions for current year tax positions	50	—
Reductions for prior year’s tax positions	(27)	—
Settlement due to a tax audit for prior years	—	(1,171)
Balance at December 31	$1,633	$462

As of December 31, 2022 and 2023, there were $1,633 and $462, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company accrued interest in the amount of $17 relating to unrecognized tax benefits in its provision for income taxes during the year ended December 31, 2023. The Company did not accrue penalties relating to unrecognized tax benefits in its provision for income taxes during the years ended December 31, 2022 and 2023 because such penalties did not have a material impact on the Company’s financial statements.

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

g. Tax loss carryforwards:

As of December 31, 2023, Ceva and its subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $3,132, which are available to offset future federal taxable income indefinitely. As of December 31, 2023, Ceva and its subsidiaries had net operating loss carryforwards for various state income tax purposes of approximately $3,415 which are available to offset taxable income. Such loss carryforwards have an indefinite life.

As of December 31, 2023, Ceva’s Irish subsidiary had foreign operating losses of approximately $48,926, which are available to offset future taxable income indefinitely.

As of December 31, 2023, Ceva’s Israeli subsidiary had foreign operating losses of approximately $32,872, which are available to offset future taxable income indefinitely.

h. Tax returns:

Ceva files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, Ceva is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2012.

NOTE 15: RELATED PARTY TRANSACTIONS

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn Liu as an independent member of the Board with the appointment effective as of February 16, 2021. Ms. Liu is a partner of Morrison & Foerster LLP, outside legal counsel to the Company. Fees attributed to Morrison & Foerster LLP during the year ended December 31, 2023, were $1,271. The accounts payable balance with Morrison & Foerster LLP at December 31, 2023 was $1.

CEVA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share data)

NOTE 16: COMMITMENTS AND CONTINGENCIES

a. The Company is not a party to any litigation or other legal proceedings that the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, results of operations and financial condition.

b. As of December 31, 2023, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

As of December 31, 2023, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2024	$593	$3,297	$1,230	$5,120
2025	429	3,184	—	3,613
2026	150	—	—	150
2027 and thereafter	117	—	—	117
Total	$1,289	$6,481	$1,230	$9,000

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2023, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2021, 2022 and 2023 amounted to $1,175, $1,221 and $1,010, respectively. As of December 31, 2023, the aggregate contingent liability to the IIA (including interest) amounted to $28,826.

NOTE 17: SUBSEQUENT EVENTS

In January 2024, the Company acquired 100% of the equity shares of a privately held, Greek-based company, to extend the research and development resources in the Ceva group. Under the terms of the purchase agreement, the Company agreed to pay an aggregate of approximately $1,600 to acquire the Greek company with $750 paid at closing and the remainder of the consideration to be paid in two equal installments over a period of two years upon the satisfaction of certain conditions. As part of the purchase agreement, the Company also agreed to pay an earn-out amount of up to a maximum of $1,250 starting from 2026. The final purchase price allocation for the acquisition has not been determined as of the filing of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceva, Inc.
By:	/S/ Amir Panush
Amir Panush
Chief Executive Officer

March 7, 2024

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

Signature	Title	Date
/S/ AMIR PANUSH	Chief Executive Officer and Director (Principal	March 7, 2024
Amir Panush	Executive Officer)

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer (Principal	March 7, 2024
Yaniv Arieli	Financial Officer and Principal Accounting Officer)

/S/ PETER MCMANAMON	Director and Chairman	March 7, 2024
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	March 7, 2024
Bernadette Andrietti

/S/ JACLYN LIU	Director	March 7, 2024
Jaclyn Liu

/S/ MARIA MARCED	Director	March 7, 2024
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	March 7, 2024
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	March 7, 2024
Louis Silver

/S/ GIDEON WERTHEIZER	Director	March 7, 2024
Gideon Wertheizer